Form 10-Q
period 1996-05-31
JABIL CIRCUIT INC
filed 1996-07-15
CIK 898293

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington D.C.  20549


                              FORM 10-Q


     (Mark One)

   X   	Quarterly report pursuant to Section 13 or 15(d) ofthe Securities
 -----  Exchange Act of 1934	For the quarterly period ended May 31, 1996.

 -----	Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from _______________ to ______________.

 Commission file number:  0-21308

                                JABIL CIRCUIT, INC.

              (Exact name of registrant as specified in its charter)



          DELAWARE                                      38-1886260
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      identification No.)

                            10800 Roosevelt Blvd
                          St. Petersburg, FL  33716

        (Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code:  (813) 577-9749
                       ________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                      Yes   X      No ___

As of   May 31, 1996, there were  17,753,120 shares of the
Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES



                                     INDEX



                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.	 Financial Statements

         Consolidated Balance Sheets at

         May 31, 1996 and August 31,1995...................... 3



         Consolidated Statements of Operations

         for the nine months ended May 31, 1996 and 1995...... 4



         Consolidated Statements of Cash Flows

         for the nine months ended May 31, 1996 and 1995...... 5



         Notes to Consolidated Financial
         Statements........................................... 6



Item 2. 	Management's Discussion and Analysis of

         Financial Condition and Results of
         Operations........................................... 9




PART II.  OTHER INFORMATION


Item 6. 	Exhibits and Reports on Form
         8-K.................................................. 14



        Signatures............................................ 15

                       JABIL CIRCUIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except for share and per share data)

                                          August 31,         May 31,
                                                 1995             1996
                                             -----------      ----------
                                                              (UNAUDITED)
ASSETS
Current assets
  Cash                                           $5,486          $28,004
  Accounts receivable - Net                     116,472           98,706
  Inventories                                    91,658           59,390
  Refundable income taxes                         2,043              - -
  Prepaid expenses and other current assets         701              714
  Deferred income taxes                           1,837            3,243
                                                -------          -------
        Total current assets                    218,197          190,057

Property, plant and equipment, net               61,722           71,891
Other assets                                      1,042            1,517
                                                -------          -------
                                               $280,961         $263,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable to bank                          $73,000               --
  Current installments of long term debt          7,474           $5,008
  Current installments of capital leases            656              501
  Accounts payable                               90,612           55,054
  Accrued expenses                               13,122           19,915
                                                -------          -------
Total current liabilities                       184,864           80,478

Long term debt, less current installments        26,343           57,913
Capital leases, less current installments         1,589            1,169
Deferred income taxs                              3,625            3,254
Deferred grant revenue                            4,945            3,412
                                                -------          -------
        Total liabilities                       221,366          146,226

Stockholders' equity
  Common stock                                       15               18
  Additional paid in capital                     16,718           56,509
  Retained earnings                              42,970           60,760
                                                -------          -------
                                                 59,703          117,287
  Less:
   Unearned compensation from grant
   of stock option                                  108               48
                                                -------          -------
       Net stockholders' equity                   59,595         117,239

                                                $280,961        $263,465
                                                ========        ========

                 JABIL CIRCUIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except for per share data)
                            (Unaudited)

                             Three months ended            Nine months ended
                            May 31,       May 31,        May 31,       May 31,
                             1995          1996            1995          1996


 Net revenue               $132,441      $219,701       $354,079      $689,184
  Cost of revenue           124,610       201,142        331,387       635,039
                            -------       -------        -------       -------
Gross profit                  7,831        18,559         22,692        54,145

Operating expenses:
  Selling, general
  and administrative          4,464         6,612         13,217        18,243
  Research and development      405           576          1,228         1,503
                            -------       -------         -------      -------
Operating income              2,962        11,371           8,247       34,399

  Interest expense            1,521         1,768           4,268        6,754
                            -------       -------          ------      -------
Income before income tax      1,441         9,603           3,979       27,645

  Income taxes                  207         3,366           1,685        9,855
                            -------       -------         -------      -------
Net income                   $1,234        $6,237          $2,294      $17,790
                            =======       =======         =======      =======
Net income per share          $0.08         $0.33           $0.15        $0.98
                            =======       =======         =======      =======
Weighted average number of
 shares of common stock and
 common stock equivilents    15,533        18,893          15,463       18,226
                            =======       =======         =======      =======

                       JABIL CIRCUIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                   (Unaudited)

                                                        Nine months ended
                                                      May 31,         May 31,
                                                        1995            1996
Cash flows from operating activities:                  -------        -------
Net income                                              $2,294        $17,790
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
 Depreciation and amortization                           8,350         12,862
 Recognition of grant revenue                             (427)        (1,613)
 Deferred income taxes                                    (610)        (1,777)
 Gain on sale of property                                  (70)            (1)
 Foreign currency translation (gain) loss                   43             80
 Changes in operating assets and liabilities:
 Accounts receivable                                    (5,898)        17,766
 Inventories                                           (28,007)        32,268
 Prepaid expenses and other current assets                (297)           236
 Refundable income taxes                                  (365)         2,043
 Other assets                                             (938)          (475)
 Accounts payable and accrued expenses                  34,756        (28,765)
                                                       -------        -------
  Net cash provided by (used in) operating activities    8,831         50,414

Cash flows from investing activities:
 Acquisition of property,plant and equipment           (13,389)        (23426)
 Proceeds from sale of property andequipment               391            207
                                                       -------        -------
      Net cash used in investing activities            (12,998)       (23,219)

Cash flows from financing activities:
  Increase/(Decrease) in note payable                    1,900        (73,000)
  Proceeds from long-term debt                           7,080         59,889
  Payments of long-term debt                            (3,038)       (30,785)
  Payments of capital lease obligations                   (683)          (575)
  Net proceeds from issuance of common stock               515         39,794
  Proceeds from Scottish grant                           2,675              0
                                                       -------        -------
      Net cash provided/(used) by financing activities   8,449         (4,677)

Net increase (decrease) in cash                          4,282         22,518
Cash at beginning of period                              1,798          5,486
                                                       -------        -------
Cash at end of period                                   $6,080        $28,004
                                                       =======        =======
Supplemental disclosure information:
 Cash Paid:
  Interest                                              4,458          7,169
                                                       =======        =======
  Income taxes                                          2,660          7,383
                                                       =======        =======
Non-Cash Investing and Financing activities:
  Tax benefit ofoptions exercised                         266            111
                                                       =======        =======
  Capital lease obligations incurred to                  2373              0
                                                       =======        =======

                            Jabil Circuit Inc.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


1) Summary of Significant Accounting Policies

  A) Basis of Presentation

     The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1995 contained in the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the nine month period ended May 31, 1996 are not necessarily indicative of the results that should be expected for a full fiscal year.

  B) Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options, using the treasury stock method.

2) Public Stock offering

     The Company completed a secondary public offering of 4,025,000 shares on November 3, 1995 in which the Company sold 2,875,000 shares (including an over-allotment option of 375,000 shares) and certain selling stockholders sold 1,150,000 shares. Net proceeds to the Company (net of underwriters' discounts, commissions and other offering costs of $350,000) were approximately $39,152,500.

3) Debt

    	In May 1996 , the Company completed a private placement of $50 million Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments beginning May 30, 1999.

4) Note Payable to Bank

     In May 1996 the Company renegotiated their secured line of credit facility and has established a $60,000,000 unsecured revolving credit facility with a syndicate of banks ("Revolver"). At May 31, 1996 there were no borrowings under the revolver and the entire $60,000,000 was available. Under the terms of the Revolver, borrowings may be made under either Floating Rate Loans, or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the bank's prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offering Rate (LIBOR) in effect at the loan inception date plus a factor of .75% to 1.25% depending on the company's funded debt to total capitalization ratios. The Company pays a commitment fee on the unused portion of the Revolver at .175% to .25% depending on the Company's funded debt to total capitalization ratios.



5) Commitments and Contingencies

    	At May 31, 1996 the Company had outstanding approximately
     $1,000,000 in equipment purchase commitments.

	    During the 1993 and 1994 fiscal years, the Company and Epson America, Inc. ("Epson") entered into several written and oral agreements and purchase orders providing for the joint development by the parties, and manufacture by the Company, of notebook computers pursuant to specifications provided by Epson. Pursuant to the parties' agreements, the Company procured materials for production. The Company contends that Epson breached the agreement by refusing to honor its purchase commitments citing production delays resulting from the unavailability of certain components and defects in certain materials supplied to the Company. On December 23, 1994, the Company instituted a breach of contract action against Epson in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, requesting certain specified and unspecified monetary damages, including damages in an amount equal to $6,278,282, representing unpaid receivables, and incidental and consequential damages, including, among others, loss of design and development costs, costs of unused or specially purchased inventory and lost profits. Such action was subsequently removed to the United States District Court for the Middle District of Florida. On July 21, 1995, Epson filed a counterclaim citing damages in excess of $52 million for, among other things, breach of contract and negligent misrepresentation. The Company mitigated damages arising from Epson's breach by selling notebook computers to an electronics distributor. Epson contends that the Jabil computer manual furnished with these computers infringed certain Epson copyrights. The Company expects discovery to conclude during the fourth quarter of fiscal 1996 and the trial to commence later in the 1996 calendar year.

     The parties have been unsuccessful in mediating or arbitrating their dispute, despite participation in multiple mediation and non-binding arbitration sessions. The Company intends to pursue aggressively its legal claims and contest vigorously Epson's counterclaims. The Company believes strongly in the validity of its claims and believes that any potential exposure to the Company is substantially less than the $52 million claimed by Epson. However, such litigation may result in substantial costs and diversion of resources and, given the uncertainties inherent in litigation, could have a material adverse effect on the Company's operating results and financial condition, if decided adversely to the Company.

               JABIL CIRCUIT, INC. AND SUBSIDIARIES


THIS MANAGEMENT'S DICSUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS TREND ANALYSIS AND A NUMBER OF FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ACTUAL RESULTS MAY DIFFER MATERIALLY. AMONG THE FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO VARY ARE THOSE DESCRIBED IN "BUSINESS FACTORS" BELOW.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



    	The following table sets forth, for the three months and nine months ended May 31, 1995 and May 31, 1996, certain items as a percentage of net revenue. The table and the discussion and analysis that follows should be read in conjunction with the consolidated financial statements and notes thereto that appear on pages 3 through 7 of this report.



                        					         Three months ended	    Nine months ended
                                      ------------------     -----------------
                                      	May 31, 	May 31,      	May 31, 	May 31,

                                        	 1995  	 1996      	 	 1995  	 1996

  Net revenue                           	100.0% 	100.0%      	 	100.0% 	100.0%

  Cost of revenue                        	94.1%  	91.6% 	       	93.6%  	92.2%

     Gross profit 	                        5.9%   	8.4%        	 	6.4%   	7.8%

 Operating expenses:

   Selling, general and administrative    	3.4%    3.0% 	        	3.7%   	2.6%

   Research and development               	0.3%   	0.3%        	 	0.4%   	0.2%

     Operating income 	                    2.2%   	5.1% 	        	2.3%   	5.0%

   Interest expense 	                      1.1%   	0.8% 	        	1.2%   	1.0%

     Income before income taxes           	1.1%   	4.3%        	 	1.1%   	4.0%

   Income taxes                           	0.2%   	1.5%        	 	0.5%   	1.4%

     Net income                            0.9%   	2.8%        	 	0.6%   	2.6%

     The Company's net revenue for the third quarter and first nine months of fiscal 1996 increased 65.9% and 94.6% to $220 million and $689 million respectively from $132 million and $354 million in the third quarter and first nine months of fiscal 1995.
     These increases were due primarily to increased demand from established customers. Foreign source revenue represented 28% and 33% of net revenue for the third quarter and first nine months of fiscal 1996, compared to 25% and 14% for the same periods of fiscal 1995. Quarterly and year to date increases in foreign sales are attributable to increased sales from the Company's foreign operations in Scotland and Malaysia along with increased exports to customer's foreign sites.



    	Gross margin increased to 8.4% and 7.8% for the third quarter and first nine months of fiscal 1996 from 5.9% and 6.4% for the comparable periods of fiscal 1995. This increase was primarily a result of increased utilization of the Company's domestic and foreign manufacturing facilities. Additionally, 1995 third quarter and year to date margins were reduced by the effect of valuation reserves related to the Epson project which reduced gross margins 2.0% and 1.1% of revenues, respectively.



    	Selling, general and administrative expenses decreased to 3.0% and 2.6% in the third quarter and first nine months of fiscal 1996 compared to 3.4% and 3.7% in the same periods of fiscal
     year 1995.   In absolute dollars, these expenses increased over
     the comparable periods of fiscal 1995 by $2.1 million and $5.0 million due to increases in certain variable expenses including increased staffing to support increased revenue levels, the addition of the Company's Malaysia operation, and certain non-recurring costs associated with the private placement of debt.



    	Research and development expenses of 0.3% in the third quarter were consistent as a percentage of net revenue with those in fiscal 1995 while decreasing for the first nine months of fiscal 1996 to 0.2% as compared to 0.3% for the same period of fiscal 1995. In absolute dollars, the expenses were up slightly in fiscal 1996 due to the expansion of circuit design activities.



    	Interest expense increased $0.2 million and $2.5 million, respectively in the third quarter and first nine months of fiscal 1996 to $1.8 million and $6.8 million from $1.5 million and $4.3 million in the comparable periods of fiscal 1995. This increase was due to additional short-term and long-term borrowings required to support the Company's increased activities, international expansion, and to a lesser extent, higher effective interest rates.

    	The Company's effective tax rate increased to 35.1% for the third quarter of fiscal 1996 from 14.4% in fiscal 1995. The lower effective rate in the third quarter of fiscal 1995 was a result of the utilization of loss carryforwards against the income of the Company's foreign subsidiary in Scotland. The effective rate for the first nine months of fiscal 1996 was 35.6% as compared to 42.4% for the first nine months of fiscal 1995. This rate difference was primarily due to net operating losses at the Company's foreign subsidiary in Scotland which could not be utilized to offset other Company earnings for U.S. income tax purposes in the first nine months of fiscal 1995. The effective tax rate for fiscal 1996 was slightly above the U.S. regulatory rate of 35% due to domestic state income taxes which were slightly offset by lower effective tax rates at the Company's foreign subsidiaries.







  Liquidity and Capital Resources



   	 At May 31, 1996 the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $60 million of working capital borrowing capacity.



     The Company generated $50.4 million of cash in operating
     activities for the nine months ended May 31, 1996. This increase in cash was primarily due to decreases in inventories of $32.3 million and accounts receivable of $17.8 million, depreciation and amortization of $12.9 million and net income of $17.8 million offset by a decrease in accounts payable of $28.8 million.



    	Net cash used in investing activities of $23.2 million for the nine months ended May 31, 1996 was a result of the Company's capital expenditures for equipment at both domestic and foreign operations in order to support increased activities.

     The company used $4.7 million of cash in financing activities for the nine months ended May 31, 1996. This was attributable to a $73 million reduction in borrowings under the company's line of credit facilities and a $30.8 million reduction in certain long term debt offset by $39.8 million received from the Company's secondary public offering completed November 3, 1995
     and $ 59.9 million in proceeds from long term debt.   At May 31,
     1996 there were no borrowings under the working capital facility versus $73.0 million at August 31, 1995.



    	In May 1996 , the Company completed a private placement of $50 million Senior Notes due 2004.



     At May 31, 1996, borrowing capacity of $60.0 million was available under the working capital facility which expires in 1998.



    	The Company believes that funds provided by operations and available under the credit agreements combined with trade credit from its vendors and proceeds from the secondary public offering and debt financing will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months.



  Business Factors


    	Due to the nature of turnkey manufacturing and the Company's relatively small number of customers, the Company's quarterly operating results are affected by the levels and timing of orders; the level of capacity utilization of its manufacturing facilities and associated fixed costs; fluctuations in materials costs; and by the mix of materials costs versus manufacturing costs. Similarly, operating results are affected by price competition; level of experience in manufacturing a particular product; degree of automation used in the assembly process; efficiencies achieved by the Company in managing inventories and fixed assets; timing of expenditures in anticipation of increased sales; customer product delivery requirements; and shortages of components or labor. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse affect of the Company's results of operations.

    	In particular, Quantum Corporation announced in January 1996 the cancellation of orders to Jabil for the manufacture of subassemblies for its high end disk drive products. This cancellation is expected to have an adverse impact on the Company's Malaysian plant over the next quarter. In light of this event and uncertain general industry conditions for the second half of calendar 1996 for computer equipment manufacturers, the Company's management intends to closely monitor manufacturing costs and to maintain flexibility in order to respond to changing business conditions and uncertainty. There can be no assurance that these events plus changing business conditions and uncertainties will not have an adverse effect on the Company's results of operations or financial condition.


  Litigation

     During the 1993 and 1994 fiscal years, the Company and Epson
     America, Inc. ("Epson") entered into serveral written and oral agreements and purchase orders providing for the joint development by the parties, and manufacture by the Company, of notebook computers pursuant to specifications provided by Epson. Pursuant to the parties' agreements, the Company procured materials for production. The Company contends that Epson breached the agreement by refusing to honor its purchase commitments citing production delays resulting from the unavailability of certain components and defects in certain materials supplied to the Company. On December 23, 1994, the Company instituted a breach of contract action against Epson in the Circuit Court of the Sixth Judicial Circuit of the State of Florida, requesting certain specified and unspecified monetary damages, including damages in an amount equal to $6,278,282, representing unpaid receivables, and incidental and consequential damanges, including, among others, loss of design and development costs, costs of unused or specially purchased inventory and lost profits. Such action was subsequently removed to the United States District Court for the Middle District of Florida.
     On July 21, 1995, Epson filed a counterclaim citing damages in excess of $52 million for, among other things, breach of contract and negligent misrepresention. The Company mitigated damages arising from Epson's breach by selling notebook computers to an electronics distributor. Epson contends that the Jabil computer manual furnished with these computers infringed certain Epson copyrights. The Company expects discovery to conclude during the second quarter of fiscal 1996 and the trial to commence later in 1996 calendar year. The parties have been unsuccessful in mediating or arbitrating their dispute, despite participation in multiple mediation and non binding arbitration sessions. The Company intends to pursue aggressively its legal claims and contest vigorously Epson's counterclaims. The Company believes strongly in the validity of its claims and believes that any potential exposure to the Company is substantially less than the $52 million claimed by Epson.However, such litigation may result in substatial costs and diversion of resources and, given the uncertainties inherent in litigation, could have a material adverse effect on the Company's operating results and financial condition, if decided adversely to the Company.

                  JABIL CIRCUIT, INC. AND SUBSIDIARIES





Part II - OTHER INFORMATION





 	Item 6:	Exhibits and Reports on Form 8-K



		(a)		Exhibits



     		10.53	  Note purchase agreement and notes dated May 30, 1996,
               between	the registrant , certain 	lenders and NBD Bank as
               collateral agent.



     		10.54  	Loan agreementdated May 30, 1996, between registrant and
               certain	banks and NBD Bank as agent for the banks.



     		11.1   	Statement re Computation of Net Income per Share



		(b)	Form 8-K



           				No Reports on Form 8-K were filed by the Registrant
           				during the quarter ended May 31, 1995.

                                   SIGNATURES







      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                               					Jabil Circuit, Inc.
                                    -------------------
                               					Registrant



Date:  7/12/96                   			/s/ Thomas A. Sansone
                                    ---------------------
                               					Thomas A. Sansone
                               					President



Date: 7/12/96              		      	/s/ Ronald J. Rapp
                                    ----------------------
                               					Ronald J. Rapp
                               					Chief Financial Officer