Form 10-K
period 1996-08-31
JABIL CIRCUIT INC
filed 1996-11-27
CIK 898293

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-K

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                 Commission file number:
          August 31, 1996                             0-21308

                              JABIL CIRCUIT, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                38-1886260
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

             10800 Roosevelt Blvd., St. Petersburg, Florida 33716
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (813) 577-9749

                            ______________________

        Securities registered pursuant to Section 12b of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                               (Title of Class)

    	   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  _X_     No __

	       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  /X/


        The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the Nasdaq National Market on November 22, 1996) was approximately $242,276,302. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on November 22, 1996, was 17,905,823.

                      DOCUMENTS INCORPORATED BY REFERENCE

	       The Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on January 23, 1997 is incorporated by reference in
Part III of this Annual Report on Form 10-K to the extent stated herein.


                                    PART I

Item 1.  Business

General

	       Jabil Circuit, Inc. ("Jabil" or the "Company") is an independent supplier of turnkey manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEM's") in the personal computer, computer peripherals, communications and automotive industries. The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. Management believes the Company is a leader in offering expanded turnkey services such as circuit and production design and in the early implementation of new manufacturing technologies. In fiscal 1996, virtually all of the Company's net revenue was derived from circuit boards utilizing surface mount technology, and certain of the products manufactured by the Company incorporated new advanced technologies such as tape automated bonding.


	       In recent years, the contract manufacturing industry has grown significantly. The Company believes that this growth has resulted from an increase in the number of major OEMs adopting an external manufacturing strategy, the growth of these OEMs and the growth of the electronics industry in general. The demand for external manufacturing has been driven by the desire of OEMs to access leading manufacturing technologies and capabilities and to focus their efforts on core competencies, such as product development and marketing. The outsourcing of manufacturing services has also enabled major OEMs to reduce their time to volume and working capital requirements and improve inventory management.

	       The foundation of the Company's strategy is the creation and support of long-term manufacturing partnerships with leading electronics OEMs. Jabil offers its customers a complete turnkey solution, including circuit and production design; component selection, sourcing and procurement; automated assembly; design and implementation of product test and shipment to points of end user distribution. The Jabil turnkey approach enables a customer to transfer virtually all internal manufacturing responsibilities to an outside source.

	       An element of this strategy is to provide localized production of the global products produced for OEMs in the major markets of the European
Community and Asia. The Company opened a production facility in Scotland in fiscal 1993 to service regional demand in Europe and a production facility in
Malaysia in fiscal 1996 to service the Asian portion of demand for global products of the Company's customers. The Company anticipates that these overseas locations will produce assemblies primarily for consumption within the region served as opposed to production for export outside of the region.
 	      The Company was incorporated in Delaware on February 21, 1992 to succeed to the business of a Michigan corporation named "Jabil Circuit Co., Inc." that was incorporated in 1969. Unless the context otherwise requires, the "Company"
and "Jabil" refer to Jabil Circuit, Inc., a Delaware corporation, its predecessor and its subsidiaries. The Company's executive offices are located at 10800 Roosevelt Blvd., St. Petersburg, Florida 33716, and its telephone number is (813) 577-9749.

Manufacturing Services

The Jabil Approach to Manufacturing

	       In order to achieve high levels of manufacturing performance, the Company has adopted the following approach:

	       Work Cells. Manufacturing activities are organized on the basis of "work cells" under the leadership of project managers, with dedicated production lines consisting of equipment, production workers, supervisors and engineers. A work cell is typically dedicated to the needs of a single customer and is empowered to formulate strategies tailored to its customers' needs. The work cell approach enables the Company to grow incrementally without disrupting the production of other work cells and without significantly adding to management bureaucracy. Production design is led by work cell members rather than a separate engineering department. As a result, work cell members have direct responsibility for manufacturing results and time to volume production, promoting a sense of individual commitment and ownership.

	       Project Managers. Coordination of all manufacturing and related engineering is conducted by a single project manager for each customer relationship. Project managers have the authority to develop customer relationships, make design strategy decisions and production commitments, establish pricing and implement production and circuit design changes. Project managers are also responsible for assisting customers with strategic planning for their future products, including developing cost and technology goals. These managers operate on an autonomous basis, with complete responsibility for the development of customer relationships and direct profit and loss responsibility for work cell performance.

	       Continuous Flow.  The Company has adopted a highly automated "continuous flow" approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process, in contrast to a "batch"
approach, where individual pieces of assembly equipment are operated as free standing workcenters. Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing. The elimination of queue times prior to sequential operations results in increased manufacturing velocity, because complex assemblies can be completed within minutes of the first component placement.

	       Computer Integration. The Company supports all aspects of its manufacturing activities with computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resources Planning ("MRP") system, providing instantaneous visibility to material availability and real time tracking of work in process. Manufacturing processes are supported by a real time, computerized statistical process control ("SPC") system. In-circuit test, functional test and final burn-in are all monitored and analyzed using other proprietary systems. Production design centers located in each domestic facility are supported by advanced CAD/CAE systems. These CAD/CAE systems support automated test design and, using Jabil's proprietary computer-integrated manufacturing software, manufacturing equipment programming. Many of the Company's computer systems are networked, allowing a sharing of data and programs. For example, employees in Florida can instantaneously access data relating to Jabil's operations in other locations. More importantly, the Company's customers can remotely access the Company's computer systems to monitor real time yields, inventory positions, work in process status and vendor quality data for their products. See "Technology."

Design Activities

	       Production Design.  The Company engages in significant production design activities. Production design is the process of designing the circuit board using CAD and CAE tools, concurrently with component package selection and the development of the bill of materials, approved vendors list, assembly equipment configuration and processes, solder processes, in-circuit test and functional test, test fixture design, "burn-in" and reliability monitoring plan. The production design process improves manufacturability and generally eliminates conflicts between disciplines while the product is still in the design phase.
Overall board costs are considered in connection with assembly costs, materials costs and availability, process yield considerations and targeted sources for board production. In this way, total costs can be minimized prior to production launch. Management believes the Company's production design process greatly accelerates time to volume production.

	       The process generally includes computer simulation and optimization of electrical signal speed and circuit timing, simulation of thermal characteristics and minimization of radio frequency interference ("RFI")
emissions. This computer simulation activity greatly reduces the risks of subsequent engineering revisions and enhances attainment of time to volume production goals.

	       Circuit Design.  The Company initiates circuit design activities for certain of its customers. Circuit design involves the creation of electronic circuit architecture, which ordinarily include application specific integrated circuit ("ASIC") selection and implementation, circuit function and speed analysis, schematic development, net list generation and firmware development.
To date, the Company's circuit design activities have resulted in designs for personal computers, notebook computers, cellular telephone accessories and proprietary electronic products for use in automotive applications. The resulting products are usually offered to existing or prospective customers on an exclusive basis in exchange for the customer's commitment to use Jabil to manufacture the product. The goals of the Company's circuit design activities are to create a more stable stream of volume turnkey manufacturing and an elevated level of strategic partnering with principal customers. The Company has recently added staff and equipment to create a product validation and network stress laboratory to accelerate the time to market of advanced network environment computers. In fiscal 1996, approximately 20% of the Company's net revenue was derived from products for which the Company provided circuit design.

	       Other Design Services.  The Company procures additional mechanical and other design services from external engineering firms in response to the needs of its customers. The Company's engineering staff coordinates the efforts of these external engineering firms to ensure integration of the external portions of the design with the overall production and product design to achieve optimal product manufacturability and efficiency.

System Assembly and Test

	       The Company offers system assembly and test services to its customers.
The Company maintains significant system assembly capacity and believes that this segment will continue to develop.

Technology

	       The Company believes that its experience and expertise in advanced manufacturing technologies and its investment in state-of-the-art manufacturing equipment are a significant competitive advantage, enabling Jabil to cost effectively provide customers with reliable and high-quality leading edge products and processes. Among the technologies in which the Company has invested are:

        Surface Mount Technology. Surface mount technology ("SMT") is a method of assembling printed circuit boards on which components are fixed directly to the surface of the board instead of being inserted and soldered into plated holes in the board (the latter method being commonly known as "pin through hole" or "PTH"). SMT offers the advantages of miniaturization and significant cost reductions. The higher density also allows shorter signal lengths, with resulting increases in signal speed potential and thermal performance. SMT packages are generally more resistant to vibration and often broadcast lower levels of electrical emissions which cause RFI (Radio Frequency Interference).

	       Tape Automated Bonding.  Tape automated bonding ("TAB") technology is a complementary process to SMT and involves the use of semiconductors which are attached to a gold or tin plated copper lead frame using a complex bumping and thermocompression mass bonding method. The result is a component which can be directly mounted on the surface of the circuit board and which can be electrically tested prior to assembly onto the substrate. TAB is well suited for applications involving high manufacturing volumes, high lead counts, component pre-testing and high electrical speeds.

	       Chip on Board.  Chip on board ("COB") technology utilizes unpackaged or
"bare" semiconductor die which are wire bonded onto the surface of the printed circuit board, one wire at a time, and then sealed with an epoxy glob. COB often results in lower component and assembly costs, although it requires more costly gold pads on the substrate, cannot cost effectively be tested prior to assembly and cannot be repaired following epoxy encapsulation. COB is well suited for applications involving small chip count and lead count products. The
Company is currently engaged in preliminary research and development of COB technology.

	       Thin Substrate Processes.  Thin substrate processes involve the use of specialized placement, rigidization and soldering techniques to achieve the automated assembly and soldering of multilayer substrates having a thickness of less than .020 of an inch. These substrates are commonly used in the design of thin products, such as PCMCIA cards and cellular telephones. The lack of stiffness typical in these substrates makes assembly with conventional processing techniques difficult and expensive. The Company has a patent application pending covering processes associated with these applications. See
"Proprietary Rights."

	       Reflow Solder of Mixed Technology Circuit Boards.  Reflow soldering of
PTH devices utilizing SMT soldering processes (sometimes referred to as "Mixed
Technology Reflow" or "Reflow/reflow") involves the placement of PTH devices through solder paste, with subsequent reflow using SMT processes to form solder joints. Mixed Technology Reflow eliminates design miniaturization constraints required by conventional wave solder processes used for PTH devices, allows surface mounted devices to be soldered using the higher yielding reflow processes, and reduces processing costs. Mixed Technology Reflow requires significant product specific materials engineering, design of the substrate for the process and specialized reflow soldering techniques.

	       Application Specific Robotic Assembly.  Application specific robotic assembly ("Robotics") involves the use of computer controlled robotic arms with custom designed transfer mechanisms, feeders, sensors and grippers to perform assembly functions ordinarily performed manually. Although intensive in capital and engineering, the use of Robotics to replace manual operations promotes higher yields, relieves assemblers from repetitive motion injuries and offers significant cost reduction for long lived products.

	       Computer Integrated Manufacturing.  Computer integrated manufacturing
("CIM") involves the direct link of CAD data to computer controlled assembly and test equipment used to produce the product. By directly linking CAD data files to production machines, waste generated in adjusting processes is reduced, higher levels of mechanical precision are attained in placement and test fixturing programs, and generally, cost is lowered with improved time to volume production.

Customers and Marketing

	       In fiscal 1996, the Company's turnkey manufacturing revenue was distributed over the following industry segments: personal computers (36%), disk drives and other computer peripherals (25%), communications (30%) and automotive (9%). A small number of customers have historically comprised a major portion of the Company's net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to customers who accounted for more than 10% of net revenue in any respective period.

                           Percentage of Net Revenue

                                                      Year ended August 31
                                                      --------------------

                                               1994           1995          1996
                                               ----           ----          ----

Hewlett Packard Company....................       *            28%           20%
NEC Technologies, Inc......................     28%            14%           15%
Quantum Corporation........................     16%            17%           23%
3Com.......................................	      *              *           11%
Cisco Systems Inc. ........................       *              *           10%

* less than 10% of net revenues


	       In fiscal 1994, 1995 and 1996, 16, 18 and 18 customers, respectively, accounted for substantially all the Company's net revenue. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions or delays in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, some of the
Company's customers have terminated their manufacturing arrangement with the
Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company or that the Company will not terminate arrangements with customers. Any such termination of a manufacturing relationship by the Company or its customers or change, reduction or delay in orders could have a material adverse effect on the Company's results of operations. See Note 10 of Notes to Consolidated Financial Statements.

	       The Company has pursued diversification of its customer base and sought multiple customers in the markets it serves. The Company's principal sources of new business are the expansion of existing relationships, referrals, and direct sales through its 27 project managers and executive staff. The Company does not rely on sales or manufacturers' representatives. Project managers, supported by the executive staff, identify and attempt to develop relationships with potential customers who meet a certain profile. This profile includes financial stability, need for technology driven turnkey manufacturing, anticipated unit volume and long term relationship stability. Unlike traditional sales managers, project managers are responsible for ongoing management of production for their customers.

	       The Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, communications and automotive industries. These industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting the personal computer, computer peripherals, communications and automotive industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations. In addition, the Company generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected.

International Expansion

	        A key element in the Company's strategy is to provide localized production of the global products produced for OEMs in the major consuming regions of the European Community and Asia. In order to offer this localized production, in fiscal 1993 the Company established a manufacturing facility in Livingston, Scotland, which began volume production in May 1993. The Scotland facility targets existing European customers, those North American customers having significant sales in the European Community and potential European customers who meet the profile discussed above.

	        Additionally, in response to customer requests, in March 1995 the Company formed a corporation under the laws of Malaysia and in May 1995 leased a facility in Penang, Malaysia. This operation began volume production in October, 1995. This facility enables the Company to provide manufacturing services, to the Asian market, from an Asian location in order to reduce costs, freight and duties, provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers. See Note 10 of Notes to Consolidated Financial Statements.

	       The Company's international operations may be subject to a number of other risks, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, and burdens of complying with a wide variety of foreign laws. In addition, net operating losses incurred by foreign manufacturing facilities cannot be utilized by the Company to reduce
U.S. income taxes.

Competition

	        Competition in the contract manufacturing industry is intense. The Company competes against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Avex, Inc., Flextronics International, DII Group and divisions of Intel. In addition, the Company may in the future encounter competition from other large electronic manufacturers which are selling, or may begin to sell, contract manufacturing services. Several of the Company's competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company also faces competition from the manufacturing operations of its current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the merits of external manufacturing.

	       The Company believes that the primary bases of competition in its targeted markets are capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time to volume, reliable delivery and regionally dispersed manufacturing. Management believes the Company competes favorably with respect to these factors. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors in the future.

Backlog

	       The Company's order backlog at August 31, 1996 was approximately $210 million, compared to backlog of $437 million at August 31, 1995. Although the backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of the
Company's relationships with its customers, it frequently allows customers to cancel or reschedule deliveries. Although the Company may seek to negotiate fees to cover the costs of such cancellations or rescheduling, it may not be successful in doing so.

	       The level and timing of orders placed by a customer of the Company varies due to the customer's attempts to balance its inventory, design changes, changes in the customer's manufacturing strategy, acquisitions of or consolidations among customers and variation in demand for the customer's products due to, among other things, product life cycles, competitive conditions or general economic conditions. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and other expenses in order to meet the anticipated demand of its customers. Anticipated orders from the Company's customers have, in the past, failed to materialize in certain instances or delivery schedules have been deferred as a result of changes in the customer's business needs, thereby adversely affecting the Company's results of operations. On other occasions, customers have required rapid increases in production which have placed an excessive burden on the Company's resources. Such customer order fluctuations and deferrals have had a material adverse effect on the Company's results of operations in the past, and there can be no assurance that the Company will not experience such effects in the future.

Research and Development

	        To meet the increasingly sophisticated needs of its customers, Jabil continually works to develop and refine new manufacturing processes, enhance production design and develop new circuit designs. For fiscal 1994, 1995 and
1996, the Company expended $1,768,000, $1,819,000, and $2,112,000, respectively, on research and development activities.

Manufacturing Processes

	       The Company conducts research and development in connection with the development and refinement of new manufacturing processes that the Company believes have near term commercial potential. This research and development activity, which is accounted for as a research and development expense, is performed primarily at Jabil's advanced engineering facility in San Jose,
California. Other manufacturing process developments and refinements are made in connection with providing manufacturing services for particular customers and related expenses are charged to cost of revenue.

Production Design

	       Jabil performs research and development for its customers in connection with providing production design. This ongoing research and development is associated with providing manufacturing services to these customers and is charged to cost of revenue.

Circuit Design

	       From time to time, the Company performs research and development related to new products on a project-by-project basis. The research and development consists of design of the circuit board assembly and the related production design necessary to manufacture the circuit board assembly in the most cost-
effective and reliable manner. The Company expenses these costs to research and development expense. To date, substantially all of the Company's research and development expenditures have related to internal research and development activities.

	       The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing process development. The Company is continually evaluating the advantages and feasibility of new manufacturing processes, such as TAB, chip on board and thin substrate processes. The Company believes that its future success will depend upon its ability to develop and market manufacturing services which meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that the Company's process development efforts will be successful.

Components

	        The Company procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all the products manufactured by Jabil require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. The Company attempts to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, the Company attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly memory and logic devices. There can be no assurance that such shortfalls will not have a material adverse effect on the Company's results of operations in the future.

Proprietary Rights

	       The Company regards its manufacturing processes and circuit designs as proprietary trade secrets and confidential information. Jabil relies largely upon a combination of trade secret laws, non-disclosure agreements with its customers and suppliers and its internal security systems, confidentiality procedures and employee confidentiality agreements to maintain the trade secrecy of its circuit designs and manufacturing processes. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur.

	       The Company currently has nine patents and three patent applications pending. However, Jabil believes that the rapid pace of technological change makes patent protection less significant than such factors as the knowledge and experience of management and personnel and the Company's ability to develop, enhance and market manufacturing services.

	       The Company licenses some technology from third parties which it uses in providing manufacturing services to its customers. The Company believes that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant to Jabil non-exclusive, worldwide licenses with respect to the subject technology and terminate upon a material breach by the Company.

	       Although the Company does not believe that its circuit designs or manufacturing processes infringe on the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future designs or processes. Any such assertion may require the Company to enter into an expensive royalty arrangement or result in costly litigation.

Employees

	       As of August 31, 1996, the Company had 2,649 full-time employees. This compares to 2,661 full-time employees at August 31, 1995. None of the Company's employees are represented by a union. The Company believes its relationships with employees are good.

	       Recruitment of personnel in the contract manufacturing industry is highly competitive. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical and management personnel. The Company does not have employment agreements or noncompetition agreements with its key employees. Although to date the Company has been successful in retaining key managerial and technical employees, the loss of services of certain of these key employees could have a material adverse effect on the Company.

Item 2.  Properties

	       The Company owns a 108,000 square foot facility in St. Petersburg, Florida, which houses its corporate staff in addition to volume production operations. Similar manufacturing operations are conducted in a 125,000 square foot facility located in Auburn Hills, Michigan, which is also owned by the Company, and in leased facilities located in Livingston and Bathgate, Scotland, aggregating 70,000 square feet. The Company also leases a 75,000 square foot facility for final assembly operations in St. Petersburg, a 12,500 square foot facility in St. Petersburg for storage of components and work in process, a 30,000 square foot warehouse space in Auburn Hills, and a 60,000 square foot manufacturing facility in Penang, Malaysia. Design and prototype manufacturing activities are conducted in a 13,500 square foot facility leased in San Jose, California.

		      The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Although the Company is currently in substantial compliance with all material environmental regulations, any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expense to comply with environmental regulations.

Item 3.  Legal Proceedings

	       During the 1994 fiscal year, the Company instituted a breach of contract action against Epson of America Inc. requesting certain specified and unspecified monetary damages. On July 21, 1995, Epson filed a counterclaim citing damages for, among other things,breach of contract and negligent misrepresentation. The Company expects discovery to conclude during the first half of fiscal 1997 and the trial to commence in the second half fiscal 1997 in the United States District Court for the Middle District of Florida. The parties have been unsucessful in mediating or arbitratig the dispute, despite participation in multiple mediation and non-binding arbitration sessions. The Company intends to pursue aggressively its legal claims and contest vigorously Epson's counterclaims. The Company believes strongly in the validity of its claims and believes that any potential exposure to the Company is substantially less than the amount claimed by Epson. The company believes that adequate provision has been made in its consolidated financial statements for adverse exposure related to this matter. However, such litigation may result in substantial costs and diversion of resources and, given given the uncertainties inherent in litigation, could have a material adverse effect on the Company's operating results and financial condition, if decided adversely to the Company.

	       The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's financial statement.

Item 4.  Submission of Matters to a Vote of Security Holders

	       No matters were submitted to a vote of the Company's stockholders during the fourth quarter covered by this report.

                                    PART II



Item 5.  	Market for Registrant's Common Equity and Related Stockholder Matters

        The Common Stock of the Company trades publicly on The Nasdaq National Market under the symbol JBIL. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Company's Common Stock as reported by the Nasdaq National Market.

                                                             High          Low
                                                             ----          ---
  Year Ended August 31, 1995
    First Quarter (September 1, 1994--November 30, 1994)   $  6.75       $  4.63
    Second Quarter (December 1, 1994--February 28, 1995)   $  5.75       $  3.88
    Third Quarter (March 1, 1995--May 31, 1995)	           $  6.75       $  4.81
    Fourth Quarter (June 1, 1995--August 31, 1995)	        $ 14.25       $  6.00

  Year Ended August 31, 1996
    First Quarter (September 1, 1995--November 30, 1995)   $ 22.13       $ 12.00
    Second Quarter (December 1, 1995--February 29, 1996)   $ 23.00       $  5.88
    Third Quarter (March 1, 1996--May 31, 1996)	           $ 14.63       $  7.75
    Fourth Quarter (June 1, 1996--August 31, 1996)	        $ 14.00       $  8.63

        As of August 31, 1996, there were approximately 633 holders of record of the Company's Common Stock.

        The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The terms of the Company's $4,000,000 industrial revenue bond prohibit the Company from paying dividends in the form of cash or property. The bond has a term of twenty years and is scheduled to mature on December 1, 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements.

Item 6.  Selected Consolidated Financial Data

        The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report.



Item 6.  Selected Consolidated Financial Data (continued)

                                                              Years Ended August 31,
                                                 ------------------------------------------------
                                                 1992       1993       1994       1995       1996
                                                 ----       ----       ----       ----       ----

                                                    (in thousands, except for per share amounts)

  Consolidated Statement of Operations Data:
    Net revenue.............................$ 173,145  $ 334,662  $ 375,815   $ 559,474  $ 863,285
     Cost of revenue........................  156,263    304,454    351,608     523,338    790,311
                                              -------    -------    -------     -------    -------
    Gross profit............................ 	 16,882     30,208     24,207      36,136     72,974
     Selling, general and administrative....  	 9,202     11,812     14,038      17,898     25,456
     Research and development...............      894      1,663      1,768       1,819      2,112
                                              -------    -------    -------     -------    -------
    Operating income........................  	 6,786     16,733      8,401      16,419     45,406
     Interest expense, net..................	   1,794      3,288      3,470       6,347      7,333
                                              -------    -------    -------     -------    -------
    Income before income taxes..............  	 4,992     13,445      4,931      10,072     38,073
     Income taxes...........................    1,794      5,300      2,363       2,792     13,724
                                              -------    -------    -------     -------    -------

    Net income..............................$   3,198  $   8,145  $   2,568   $   7,280   $ 24,349
                                             ========   ========   ========   =========   ========

    Net income per share	                   $    0.27  $    0.59  $    0.17   $    0.47   $   1.34
    Number of shares used in computing
    per share amounts                        	 12,054     13,892     15,447      15,550     18,167

                                                                    August 31,
                                                -------------------------------------------------
                                                 1992	      1993	      1994 	     1995       1996
                                                 ----       ----       ----       ----       ----

                                                                   (in thousands)

  Consolidated Balance Sheet Data:
    Working capital........................	 $ 13,824   $ 29,116   $ 27,639    $ 33,333 $ 115,758
    Total assets...........................	   60,354    115,763    174,318     280,961   299,940
  Notes payable to bank and current
  installments of long-term obligations....	    8,463     20,369     48,562      81,130     2,451

  Long-term obligations, excluding current
  installments.............................	    8,325     18,176     18,215      27,932    58,371
  Net stockholders' equity.................	   25,094     47,553     51,231      59,595   124,234


Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Overview

        The Company provides high volume turnkey manufacturing services using surface mount technology for leading electronics OEMs in the personal computer, disk drive and peripherals, communications and automotive industries. In turnkey manufacturing, unlike manufacturing on consignment, the Company is responsible for procuring the components utilized in the manufacturing process. The component procurement responsibility requires the Company to provide significant working capital, materials management, purchasing, receiving inspection and stockroom management. This approach transfers the economic risks of materials cost fluctuations, excess scrap and inventory obsolescenceto the Company.The Company believes that turkey manufacturing generates higher net revenue than consignment manufacturing due to the generation of revenue from materials as well as labor and manufactuing overhead, but also results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on material-based revenue than on manufacturing based revenue.

        The Company's annual and quarterly operating results are affected by a number of factors. The primary factors affecting operating results are the level and timing of customer orders, fluctuations in materials costs and the mix of materials costs versus labor and manufacturing overhead costs. The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, design changes, changes in a customer's manufacturing strategy, acquisitions of or consolidations among customers, and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on results of operations due to corresponding changes in the level of overhead absorption. Other factors affecting the Company's annual and quarterly operating results include price competition, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company in managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

        Operating results are also affected by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Jabil generally has idle capacity and reduced operating margins during periods of lower-volume production.

        The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, including fiscal year 1996 some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations or financial condition. See Note 10 of Notes to Consolidated Financial Statements.

Results of Operations

	       The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                       Years Ended August 31,
                                                     -------------------------
                                                     1994       1995 	     1996
                                                     ----       ----       ----

  Net revenue............................          100.0%     100.0%     100.0
  Cost of revenue........................           93.6       93.6       91.5
                                                   ------     ------     ------
  Gross margin...........................            6.4        6.4        8.5
  Selling, general and administrative....	           3.7        3.2        2.9
  Research and development...............	           0.5        0.3        0.3
                                                  -------     ------     ------
  Operating income.......................	           2.2        2.9        5.3
  Interest expense, net..................          	 0.9        1.1        0.9
                                                  -------     ------     ------
  Income before income taxes.............	           1.3        1.8        4.4
  Income taxes...........................          	 0.6        0.5        1.6
                                                  -------     ------     ------
  Net income.............................          	 0.7        1.3        2.8
                                                  =======     ======     ======

Net Revenue

	       Net revenue increased 48.9% over fiscal 1994 to $559.5 million in fiscal
1995. The increase was due primarily to manufacturing services provided to established customers plus the addition of four new customers which more than offset the loss of certain customers.  Net revenue increased 54.3% over fiscal
1995 to $863.3 million in fiscal 1996.  The increase was due primarily to manufacturing services provided to established customers, the addition of five new customers and the addition of new divisions within existing customers.

	      Foreign source revenue represented 6.7% of net revenue for fiscal 1994, and 21.3% of net revenue for fiscal 1995. Foreign source revenue represented
30.9% of net revenue for fiscal 1996 compared to 21.3% for fiscal 1995. The increase in foreign source revenue in fiscal 1996 was primarily due to increased sales to existing customers, and a shift of geographic locations for an existing customer. See Note 10 of Notes to Consolidated Financial Statements.

Gross Margin

	       Cost of revenue includes the cost of materials and the cost of labor and manufacturing overhead, as well as provisions for inventory adjustments. The
Company's various customers typically require different manufacturing services.
Different manufacturing services have different gross margins depending upon (i)
the mix of materials costs versus manufacturing costs, and (ii) the Company's experience in manufacturing a particular product. The Company typically realizes better gross margins on manufacturing-based revenue than it does on materials-
based revenue, and better gross margins on manufacturing services for products with which it has more experience due to the increased efficiencies achieved over time. Gross margins also fluctuate due to changes in materials costs.



Gross Margin (continued)

	       Gross margin remained constant at 6.4% in fiscal 1994 and 1995. Gross margins in both periods were negatively impacted by write-offs related to the
Epson product. Gross margins in 1995 were also negatively impacted by underutilization of the Company's system assembly operations.  Gross margin increased to 8.5% in fiscal 1996. The increase in gross margin was primarily attributable to a shift to more manufacturing based revenues and increased capacity utilization in fiscal 1996.

Selling, General and Administrative

	       Selling, general and administrative expenses decreased from 3.7% of net revenue in fiscal 1994 to 3.2% of net revenue in fiscal 1995. In absolute dollars, these expenses increased from $14.0 million in fiscal 1994 to $17.9 million in fiscal 1995. This increase was primarily due to increased staffing to support higher revenue levels.  Selling, general and administrative expenses decreased from 3.2% of net revenue in fiscal 1995 to 2.9% of net revenue in fiscal 1996. In absolute dollars these expenses increased from $17.9 million in fiscal 1995 to $25.5 million in fiscal 1996.  This increase was primarily due to increased staffing to support higher revenues and the addition of the Company's
Malaysia operation.

Research and Development

	       Research and development expenses in fiscal 1995 increased slightly in absolute dollars, reflecting an increase in design-based activity, but remained the same at 0.3% of net revenue in fiscal 1995 and fiscal 1996.

Interest Expense

	       Net interest expense increased from $3.5 million in fiscal 1994 to $6.3 million in fiscal 1995 due primarily to increased borrowing levels and, to a lesser extent, higher interest rates. Interest expense increased to $7.3 million in fiscal 1996 due primarily to increased borrowings, offset by somewhat lower interest rates and a significant reduction of borrowings in the fourth quarter.
See Notes 5, 6 and 7 of Notes to Consolidated Financial Statements.

Income Taxes

	       The Company's effective tax rate decreased from 47.9% in fiscal 1994 to
27.7% in fiscal 1995. This reduction in the effective tax rate was attributable to the utilization of loss carryforwards against the 1995 income of the
Company's Scottish subsidiary. The Company's effective tax rate increased to
36.0% in fiscal 1996 primarily due to the decrease in the availability of net operating losses of foreign subsidiaries.  See Note 8 of Notes to Consolidated
Financial Statements.



Quarterly Results

	       The following tables set forth certain unaudited quarterly financial information for the 1995 and 1996 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments and certain non-
recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                   	           Fiscal 1995                                 Fiscal 1996
                                 ---------------------------------------      ----------------------------------------
                                 Nov. 30,   Feb. 28,   May 31,   Aug. 31,     Nov. 30,   Feb. 29,   May 31,   Aug. 31,
                                   1994       1995      1995       1995  	      1995       1996       1996      1996

                                                          (in thousands, except per share amounts)

  Net revenue................    $107,191   $114,447  $132,441   $205,395     $233,855   $235,628  $219,701   $174,101
   Cost of revenue...........	     98,127    108,651   124,610    191,950      216,537    217,360   201,142    155,272
                                 --------   --------  --------   --------     --------   --------  --------   --------
  Gross profit...............	      9,064      5,796     7,831     13,445       17,318     18,268    18,559     18,829

  Selling, general and
    administrative...........     	 4,089      4,663     4,464      4,682        5,561      6,070     6,612      7,213
  Research and development...         349        474       405        591          399        528       576        609
                                    -----      -----     -----      -----        -----      -----     -----      -----
  Operating income...........     	 4,626        659     2,962      8,172       11,358     11,670    11,371     11,007
  Interest expense...........	      1,350      1,398     1,521      2,078        2,663      2,323     1,768        611
                                    -----      -----     -----      -----       ------     ------    ------      -----
  Income (loss) before income
   taxes.....................	      3,276       (739)    1,441      6,094        8,695      9,347     9,603     10,396

  Income Tax expense.........       1,450         28       207      1,107        3,480      3,009     3,366      3,869
                                    -----      -----     -----      -----        -----      -----     -----      -----
  Net income (loss)..........	    $ 1,826    $  (767)  $ 1,234    $ 4,987      $ 5,215    $ 6,338   $ 6,237    $ 6,527
                                  =======    ========  =======    =======      =======    =======   =======    =======         =
  Net income (loss) per share   	 $  0.12    $ (0.05)  $  0.08    $  0.32      $  0.31    $  0.34   $  0.34    $  0.35

  Number of shares used in
   computing net income per
   share.......................... 15,469     14,549    15,533     15,813       16,777     18,520    18,608     18,763

Liquidity and Capital Resources

	       During the three fiscal years ended August 31, 1996, the Company primarily funded operations through borrowings under credit facilities with several banks, a secondary public offering in fiscal 1996, and a private placement of debt in 1996. During the most recent fiscal year, the Company experienced significant growth in net revenue while generating significant cash flows from operations.

	       At August 31, 1996, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities.

	       Net cash provided by operating activities for the year ended August 31,
1996 was $100.1 million.  This consisted primarily of $24.3 million of net income, $18.2 million of depreciation, $28.8 million of decreases in accounts receivable and $26.8 million of decreases in inventories.



Liquidity and Capital Resources (continued)

       Net cash used in investing activities of $26.9 million for the year ended August 31, 1996 was primarily a result of the Company's capital expenditures for equipment and facilities domestically, in Scotland, and in Malaysia to support increased manufacturing activities.

	       Net cash used by financing activities of $5.3 million for the year ended
August 31, 1996 resulted from $58.0 million proceeds of term debt, and $40.1 million proceeds from issuance of common stock offset by $32.6 million in payments of term debt and $73.0 million in payments of notes payable.  See Notes
5 and 6 of Notes to Consolidated Financial Statements.

	       The Company believes that current cash balances, available borrowings, and funds provided by operations will be sufficient to satisfy working capital requirements for the next twelve months.

Item 8.  Financial Statements and Supplemental Data

        Certain information required by this item is included on page 16 in Item 7 of Part II of this Report under the heading "Quarterly Results" and is incorporated into this item by reference. All other information required by this item is included on pages 23 to 39 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

	       Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Company's Proxy Statement for the 1996 Annual
Meeting of Stockholders to be filed with the Securities and Exchange Commission
(the "Commission") within 120 days after the end of the Company's fiscal year ended August 31, 1996.

Executive Officers of the Company

       At October 31, 1996 the executive officers of the Company are as follows:



Name                     Age                         Position

William D. Morean	        40      Chief Executive Officer and Chairman of the
                                  Board
Thomas A. Sansone	        47      President and Director
Ronald J. Rapp	           43      Chief Financial Officer and Director
Linda V. Moore	           49      Corporate Secretary and General Counsel
Wesley B. Edwards	        43      Vice President, Operations
Timothy L. Main	          38      Vice President, Business Development
Frank Krajcirovic	        48      Vice President, Quality Control
Paul H. Bittner	          51      Vice President, Advanced Engineering
David S. Ebeling	         54      Vice President, Procurement
Randon A. Haight	         46      Vice President, Business Development, Europe
Chris A. Lewis	           36      Treasurer


         Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of the Company. There are no family relationships among the officers and directors of the Company.

	       Mr. Morean has served as Chief Executive Officer and Chairman of the
Board since 1988 and as a director since 1978. Mr. Morean joined the Company in
1977 and assumed management of day-to-day operations the following year. Prior to serving as Chief Executive Officer and Chairman of the Board, Mr. Morean
served as President and Vice President and held various operating positions.

	       Mr. Sansone has served as President of the Company since September 1988 and as a director since 1983. Mr. Sansone joined the Company in 1983 as Vice
President. Prior to joining Jabil, Mr. Sansone was a practicing attorney.

       Mr. Rapp has served as Chief Financial Officer and Treasurer since August 1988 and as a director since September 1988. Mr. Rapp joined the Company in 1983 as Controller and was promoted to Treasurer in 1984. Prior to joining Jabil, Mr. Rapp was the Corporate Controller for Van Pelt Corporation, a wholesale distributor of steel tubing products. Before joining Van Pelt, Mr. Rapp was a certified public accountant with the accounting firm of Ernst & Ernst.

	       Ms. Moore has served as Corporate Secretary and General Counsel since joining the Company in March 1989. Prior to joining Jabil, Ms. Moore was the
Corporate Counsel to El Camino Resources, a capital equipment lessor, from March
1987 to March 1989. Before joining El Camino Resources, Ms. Moore was Assistant
General Counsel at NFC Leasing and CMI Corporation, both capital equipment lessors.

	       Mr. Edwards has been Vice President, Operations since July 1994 and has served in that capacity since May 1994. Mr. Edwards joined the Company as
Manufacturing Manager of its Michigan facility in July 1988 and was promoted to
Operations Manager of the Florida facility in July 1989.

	       Mr. Main has served as Vice President, Business Development since May
1991. Mr. Main joined the Company in April 1987 as a Production Control Manager,
was promoted to Operations Manager in September 1987 and to Project Manager in
July 1989. Prior to joining the Company, Mr. Main was a commercial lending officer, international division, for the National Bank of Detroit.

       Mr. Krajcirovic has been Vice President, Quality Control since June 1988. Mr. Krajcirovic joined the Company in 1982 as a Quality Engineer, was promoted to Manager of Quality in 1983, and was promoted to Director of Quality in September 1987. Prior to joining Jabil, Mr. Krajcirovic held various reliability engineering positions with Massey Ferguson, Inc., a farm equipment manufacturer, and Fundimensions, Inc., Lionel Division, a toy manufacturer.

	       Mr. Bittner has been Vice President, Advanced Engineering since January
1992. Mr. Bittner joined the Company in 1986 as Manufacturing Engineering
Manager, was promoted to Director of Manufacturing Engineering in April 1987,
and was promoted to Vice President, Manufacturing Engineering, in June 1988.
Prior to joining Jabil, Mr. Bittner held various positions with United
Technologies Automotive Electronics Group.

       Mr. Ebeling joined Jabil as Vice President, Procurement in November 1992. Prior to joining Jabil, he held the position of Director of Procurement, Quality & Traffic at NEC Technology, a manufacturer of personal computers, printers and monitors from July 1988 to November 1992. He also held the position of Director of Materials at Eastman Kodak from 1986 until July 1988, and held similar positions at Unisys, Wang Labs and Motorola prior to 1986.

	       Mr. Haight has served as Vice President, Business Development, Europe since May 1992. Mr. Haight joined the Company as a Project Manager in July 1989.
Prior to joining Jabil, Mr. Haight was the President of Cardinal Automotive, an
automobile customizer, from December 1987 to July 1989. Before joining Cardinal
Automotive, Mr. Haight was a Group Manager at Terry Barr Sales, Inc., a
manufacturers' representative to the automotive industry.

	       Mr. Lewis joined Jabil as Treasurer in June 1995. From July 1989 to May
1995, Mr. Lewis was U.S. Controller of Peek PLC, a high technology manufacturing group. Prior to July 1989, Mr. Lewis was with the accounting firm of KPMG Peat
Marwick and is a certified public accountant.

Item 11.  Executive Compensation

       Information regarding executive compensation is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors -- Compensation of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	       Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information--Share Ownership by Principal Stockholders and
Management" in the Company's Proxy Statement for the 1996 Annual Meeting of
Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1996.

Item 13.  Certain Relationships and Related Transactions

	       Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption
"Certain Transactions" in the Company's Proxy Statement for the 1996 Annual
Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this Report:

       1. 	Financial Statements.  The consolidated financial statements, and related notes thereto, of the Company with independent auditors' report thereon are included in Part IV of this Report on the pages indicated by the Index to Consolidated Financial Statements and Schedules as presented on page 21 of this Report.

       2. 	Financial Statement Schedules.  The consolidated financial statement schedules of the Company are included in Part IV of this Report on the pages indicated by the Index to Consolidated Financial Statements and Schedules as presented on page 21 of this Report. The
           independent auditors' report as presented on page 22 of this
           Report also applies to the consolidated financial statement schedules. These consolidated financial statement schedules should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

           Schedules not listed in the Index to Consolidated Financial Statements and Schedules have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

       3. 	Exhibits.  See Item 14(c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended August 31, 1996.

(c) Exhibits. The exhibits listed on the accompanying exhibit index immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

(d)       	Financial Statement Schedules.  See Item 14(a) above.

	                    JABIL CIRCUIT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                             	Page
                                                                              ----

Independent Auditors' Report...........................................         22
Consolidated Financial Statements:
     Consolidated Balance Sheets--August 31, 1994 and 1995.............     	   23
     Consolidated Statements of Operations--Years ended August
       31, 1993, 1994, and 1995.......................................	         24
     Consolidated Statements of Stockholders' Equity--Years ended
        August 31, 1993, 1994, and 1995...............................       	  25
     Consolidated Statements of Cash Flows--Years ended August
       31, 1993, 1994, and 1995.......................................          26
     Notes to Consolidated Financial Statements.......................          27
Consolidated Financial Statement Schedules:
     Schedule VIII -- Valuation and Qualifying Accounts...............         S-1
     Schedule IX   -- Short Term Borrowings...........................        	S-2


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
JABIL CIRCUIT, INC.:

	       We have audited the consolidated financial statements of Jabil Circuit,
Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

	       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

	       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil
Circuit, Inc. and subsidiaries as of August 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


St. Petersburg, Florida
October 7, 1996                             /s/ KPMG Peat Marwick LLP
                                           --------------------------


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except for share and per share data)

                                                                               	     August 31,
                                                                                   ----------
                                                                              1995           1996
                                                                              ----           ----
                                ASSETS
Current assets:
  Cash and cash equivalents..........................................     $  5,486        $ 73,319
  Accounts receivable, less allowance for doubtful accounts of $669
     in 1995 and $1,170 in 1996 (Note 6 and 10)......................    	 116,472          84,839
  Inventories (Notes 3 and 6)........................................       91,658          64,869
  Refundable income taxes............................................	       2,043            - -
  Prepaid expenses and other current assets..........................        	 701             340
  Deferred income taxes (Note 8).....................................	       1,837           3,971
                                                                          --------        --------
     Total current assets............................................	     218,197         227,338
Property, plant and equipment, net (Notes 4, 6 and 7).............	      61,722          70,704
Other assets.........................................................	       1,042           1,898
                                                                          --------        --------
                                                                          $280,961        $299,940
                                                                          ========        ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank (Note 5)......................................	    $ 73,000        $  - -
  Current installments of long-term debt (Note 6)....................	       7,474           1,979
  Current installments of capital lease obligations (Note 7).........	         656             472
  Accounts payable...................................................	      90,612          78,600
  Accrued expenses...................................................	      13,122          24,550
  Income taxes payable...............................................         - -            5,979
                                                                          --------         -------
     Total current liabilities.......................................    	 184,864         111,580
Long-term debt, less current installments (Note 6)...................	      26,343          57,257
Capital lease obligations, less current installments (Note 7)........	       1,589           1,114
Deferred income taxes (Note 8).......................................	       3,625           2,883
Deferred grant revenue...............................................	       4,945           2,872
                                                                         ---------         -------
     Total liabilities...............................................      221,366         175,706
                                                                         ---------         -------
Stockholders' equity (Notes 2 and 9):
  Preferred stock, $.001 par value, authorized 1,000,000 shares;
  no shares issued and outstanding...................................         - -              - -
  Common stock, $.001 par value, authorized 20,000,000 shares in 1995 and 60,000,000 shares in 1996; issued and outstanding,
  14,774,907 shares in 1995, and 17,798,223 in 1996..................           15              18
  Additional paid-in capital.........................................     	 16,718          56,924
  Retained earnings..................................................  	    42,970          67,319
                                                                         ---------         -------
                                                                            59,703         124,261
     Less unearned compensation from grant of stock option...........          108              27
     Net stockholders' equity........................................     	 59,595         124,234
Commitments and contingencies (Notes 7, 10 and 11)...................
                                                                         ---------         -------
                                                                          $280,961        $299,940
                                                                         =========        ========

                    See accompanying notes to consolidated financial statements.

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except for per share data)


                                                                                Years ended August 31,
                                                                              --------------------------
                                                                              1994    	  1995    	  1996
                                                                              ----       ----       ----
Net revenue (Note 10)................................................	   $ 375,815  $ 559,474  $ 863,285
  Cost of revenue....................................................	     351,608    523,338    790,311
                                                                         ---------  ---------  ---------
Gross profit.........................................................	      24,207     36,136     72,974
Operating expenses:
  Selling, general and administrative................................     	 14,038     17,898     25,456
  Research and development...........................................	       1,768      1,819      2,112
                                                                         ---------  ---------  ---------
Operating income.....................................................	       8,401     16,419     45,406
Interest expense, net................................................	       3,470      6,347      7,333
                                                                         ---------  ---------  ---------
Income before income taxes...........................................      	 4,931     10,072     38,073
Income taxes (Note 8)................................................	       2,363      2,792     13,724
                                                                         ---------  ---------  ---------
Net income...........................................................  	 $   2,568  $   7,280  $  24,349
                                                                         =========  =========  =========
Net income per share.................................................	   $     .17  $     .47  $    1.34
                                                                         ---------  ---------  ---------
Weighted average number of shares of common stock and
  common stock equivalents...........................................	      15,447     15,550     18,167
                                                                         =========  =========  =========


See accompanying notes to consolidated financial statements.

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except for share data)
                                                                                                                      Unearned
                                      Common Stock         Additional             Notes receivable    compensation       Net
                                    Shares                  paid-in    Retained   from employee for   from grant of  stockholders
                                 outstanding   Par value    capital    earnings   purchase of stock   stock option      equity
                                 -----------   ---------   ----------  --------   -----------------   -------------  -------------
Balance at August 31, 1993....... 13,904,573         $14      $14,728   $33,122               $(39)          $(272)        $47,553
Exercise of stock options
  (Note 9).......................    362,720          --          232        --                 --              --             232
Repayment of note receivable
  from employee                          	--          --           --        --                 39              --              39
Amortization of unearned
  compensation ..................        	--          --           --        --                 --              82              82
Shares issued under Employee
  Stock Purchase Plan (Note 9)...     91,229          --          524        --                 --              --             524
Tax benefit of options exercised          --          --          233        --                 --              --             233
Net income.......................         --                       --     2,568                 --              --           2,568
                                  ----------   ---------   ----------  --------   ----------------   --------------  -------------
Balance at August 31, 1994....... 14,358,522          14       15,717    35,690                 --            (190)         51,231
Exercise of stock options
  (Note 9).......................    296,126           1          325        --                 --              --             326
Amortization of unearned
  compensation ..................        	--          --           --        --                 --              82              82
Shares issued under Employee
  Stock Purchase Plan (Note 9)...    120,259          --          409        --                 --              --             409
Tax benefit of options exercised.         --          --          267        --                 --              --             267
Net income.......................         --          --           --     7,280                 --              --           7,280
                                  ----------   ---------   ----------  --------   ----------------   --------------  -------------
Balance at August 31, 1995....... 14,774,907          15       16,718    42,970                 --            (108)         59,595
Exercise of stock options
  (Note 9).......................   	 64,900          --          268        --                 --              --             268
Secondary Public Offering
  (Note 2).......................  2,875,000           3       39,149        --                 --              --          39,152
Amortization of unearned
  compensation ..................        	--          --           --        --                 --              81              81
Shares issued under Employee
  Stock Purchase Plan (Note 9)...     83,416          --          678        --                 --              --             678
Tax benefit of options exercised.         --          --          111        --                 --              --             111
Net income.......................         --          --           --    24,349                 --              --          24,349
                                  ----------    --------   ----------  --------   ----------------   --------------  -------------
Balance at August 31, 1996....... 17,798,223    $     18   $   56,924  $ 67,319   $             --    $         (27)  $    124,234
                                  ==========    ========   ==========  ========   ================   ==============  =============

See accompanying notes to consolidated financial statements.


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              Years ended August 31,
                                                                              ----------------------
                                                                         1994    	     1995     	   1996
                                                                         ----          ----         ----
Cash flows from operating activities:
  Net income..................................................	       $  2,568      $  7,280     $ 24,349
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization.............................	          9,460        11,991       18,210
    Recognition of grant revenue..............................          	 (225)       (1,103)      (2,073)
    Deferred income taxes.....................................	           (844)        2,275       (2,876)
    Gain on sale of property..................................	           (118)          (56)         168
  Change in operating assets and liabilities:
     Accounts receivable......................................         (28,050)      (44,659)      28,828
     Inventories..............................................       	 (23,314)      (36,747)      26,789
     Prepaid expenses and other current assets................           	 544          (488)         361
     Refundable income taxes..................................	           (132)       (1,644)       2,154
     Other assets.............................................	           (193)         (586)      (1,241)
     Accounts payable and accrued expenses....................        	 25,862        50,689         (584)
     Income taxes payable.....................................	             35            --        5,979
                                                                       -------       --------      -------
       Net cash (used) provided by operating activities.......       	 (14,407)      (13,048)      100,064
Cash flows from investing activities:
  Acquisition of property, plant and equipment................       	 (15,398)      (25,821)      (27,252)
  Proceeds from sale of property and equipment................     	       155           397           358
                                                                       --------      --------      --------
     Net cash used in investing activities....................       	 (15,243)      (25,424)      (26,894)
Cash flows from financing activities:
  Increase (decrease) in note payable to bank.................          27,700        29,400       (73,000)
  Proceeds from long-term debt................................         	 5,000        15,142        57,994
  Payments of long-term debt..................................        	 (3,873)       (4,792)      (32,575)
  Payments of capital lease obligations.......................          	 (595)       (1,000)         (659)
  Net proceeds from issuance of common stock..................           	 756           735        40,098
  Repayment of note receivable from officer/employee..........            	 39            --            --
  Proceeds from grants........................................          	1,104         2,675         2,805
                                                                       -------       --------      --------
     Net cash provided (used) by financing activities.........        	 30,131        42,160        (5,337)
                                                                       -------       --------      --------
Net increase in cash..........................................	            481         3,688        67,833
Cash at beginning of period...................................	          1,317         1,798         5,486
                                                                       -------       --------      --------
Cash at end of period.........................................        	$ 1,798       $ 5,486       $73,319
                                                                       -------       --------      --------
Supplemental disclosure information:
  Interest paid...............................................	        $ 3,151       $ 6,163       $ 7,639
                                                                       =======       =======       ========
  Income taxes paid, net of refunds received..................       	 $ 3,304       $ 2,428       $ 9,578
                                                                       =======       =======       ========
 Long term obligations incurred to acquire property, plant and
     equipment................................................	        $    --       $ 3,535       $    --
                                                                       =======       =======       ========
  Tax benefit of options exercised............................	        $   233       $   267       $   111
                                                                       =======       =======       ========
See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

a.   Consolidation

       The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its wholly owned subsidiaries Jabil Circuit Limited, a corporation organized on December 24, 1992 under the laws of the United Kingdom and Jabil Circuit SDN BHD, a corporation organized on March 18, 1995 under the laws of Malaysia (together the "Company"). All significant intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

b.   Revenue Recognition

       The Company recognizes revenue typically at the time of product shipment. Such revenue is recorded net of estimated product return and warranty costs. At August 31, 1995 and 1996, such estimated amounts for returns and warranties are not considered material.

c. Accounting Estimates

        Management is required to make estimates and assumptions during the preparation of the consolidated financial statements in conformity with generally accepted accounting principals. These estimates and assumptions effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amount of net income. Actual results could differ from these estimates and assumptions.

d.  Inventories

        Inventories are stated at the lower of cost (first in, first out (FIFO) method) or market.

e.  Property, Plant and Equipment

        Property, plant and equipment is stated at cost and depreciated and amortized on the straight-line method over the estimated useful lives of the respective assets, primarily thirty-five years for buildings and five years for other assets. Maintenance and repairs are charged to expense as incurred.

f.  Cash Equivalents

        The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. At August 31, 1996 cash equivalents totaled approximately $54,679,000.

g	 Grant Revenue

	       During the years ended August 31, 1993 and 1994, the Company was awarded certain grants related to the development of its Scottish operations. Grant funds are earned as certain milestones are met, and are being amortized over two to five year periods.  During the year ended August 31, 1995 the
Company attained all milestones related to certain of the grants. Based on this achievement, the company changed the amortization of these grants from five years to two years. The effect of this change in amortization was an increase of approximately $342,000 to operating income for the year ended
August 31, 1995.

h.   Income Taxes

	       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income
Taxes."  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change.


                   JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.   Summary of Significant Accounting Policies (continued)

i.   Profit Sharing and 401(k) Plan

       The Company has a contributory profit-sharing plan with a 401(k) feature. Company contributions are at the discretion of the Company's Board of Directors. To participate, an employee must have completed a 12-month period of service in which the employee worked at least 1,000 hours. Vesting is immediate. The Company contributed approximately $649,000, $1,091,000, and $1,650,000 for the years ended August 31, 1994, 1995, 1996, respectively.

j.   Foreign Currency Transactions

	       Gains or losses on foreign currency transactions are included in the determination of net income.  To date, such amounts have not been material.

k.   Net Income Per Share

	       Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period.  Common equivalent shares consist of stock options, using the treasury stock method.

l.  Accounting for Stock Based Compensation

        During the years ended August 31, 1994, 1995 and 1996, the Company accounted for stock based compensation using intrinsic value based method as prescribed by Accounting Principals Board Opinion No. 25 Accounting for Stock Issued to Employees.

        In October of 1995, the Financial Accounting Standards Board (FASB) issuedStatement of Financial Accounting Standard No. 123 (SFAS 123) Accounting for Stock Based Compensation effective for transactions entered into during fiscal years beginning after December 15, 1995. SFAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock based compensation plans. Additionally, SFAS 123 provides further guidance on the disclosure requirements relating to stock based compensation plans. Management believes that it will most likely adopt the disclosure provisions of SFAS 123 and as such, the adoption will not have a material impact on the financial condition or results of operations of the Company.



2.  Public Stock Offering

	       The Company completed a secondary public offering of 4,025,000 shares on
November 3, 1995 in which the Company sold 2,875,000 shares (including an over-
allotment option of 375,000 shares) and certain selling stockholders sold
1,150,000 shares.  Net proceeds to the Company (net of underwriter's discounts, commissions and other offering costs of approximately $350,000) were approximately $39,152,000.

3. Inventories

	       Inventories consist of the following (in thousands):
                                                                              August 31,
                                                                              ----------
                                                                          1995          1996
                                                                          ----          ----
Raw materials......................................................	  $ 71,764      $ 54,197
Work in process....................................................	    19,763         7,685
Finished goods.....................................................	       131         2,987
                                                                      --------      --------
                                                                      $ 91,658      $ 64,869
                                                                      ========      ========


                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. 	Property, Plant and Equipment

	       Property, plant and equipment consists of the following (in thousands):


                                                                                August 31,
                                                                                ----------
                                                                            1995          1996
                                                                            ----          ----
Land and improvements...............................................	    $ 5,233       $ 6,006
Buildings...........................................................      12,301        12,262
Leasehold improvements..............................................	      1,054         3,346
Machinery and equipment.............................................	     72,369        89,695
Furniture, fixtures and office equipment............................	     10,641        13,979
Transportation equipment............................................	      1,239         1,817
Construction in progress............................................	        207           826
                                                                         -------       -------
                                                                         103,044       127,931
Less accumulated depreciation and amortization......................	     41,322        57,227
                                                                         -------       -------
                                                                         $61,722      $70,704
                                                                         =======      =======

	       Maintenance and repairs expense was approximately $2,498,000, $2,652,000 and $4,320,000 for the years ended August 31, 1994, 1995 and 1996, respectively.

5. 	Note Payable to Bank

	       In May 1996, the Company renegotiated its secured line of credit facility and established a $60,000,000 unsecured revolving credit facility with a syndicate of banks ("Revolver"). At August 31, 1996, there were no borrowings under the Revolver and the entire $60,000,000 was available. Under the terms of the Revolver, borrowings may be made under either floating rate loans, or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks' prime rate and on outstanding Eurodollar loans at the London Interbank Offering Rate (LIBOR) in effect at the loan inception date plus a factor of .75% to 1.25% depending on the Company's funded debt to total capitalization ratio. The Company pays a commitment fee on the unused portion of the Revolver at .175% to .25% depending on the Company's funded debt to total capitalization ratio. The Revolver expires on May 30, 1998. As of August 31, 1996, the Company was in compliance with the covenants contained in the Revolver.




                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                                August 31,
                                                                                ----------
                                                                            1995          1996
                                                                            ----          ----
Term loans(a).......................................................	    $25,971       $53,916
Industrial revenue bonds(b).........................................	      3,005         2,676
Mortgage (c)........................................................	      2,869         2,644
Other...............................................................	      1,972           ---
                                                                         -------       -------
  Total long-term debt..............................................      33,817        59,236
  Less current installments of long-term debt.......................	      7,474         1,979
                                                                         -------        ------
  Long-term debt, less current installments.........................	    $26,343       $57,257
                                                                         =======       =======

        (a) In May 1996, the Company completed a private placement of $50 million Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annualinstallments beginning May 30, 1999. The Company's Scottish subsidiary entered into a $5.7 million Term Loan Facility with Heller Financial in March 1995. The Term Loan is secured by eligible accounts receivable, inventories, and machinery and equipment. Under the terms of the $5.7 million Term Loan Facility, the principal balance is paid monthly, over a four year period. Interest is based on LIBOR plus 3.25% (8.68% at August 31, 1996). At August 31, 1996, the outstanding balance of the Term Loan was approximately $3,916,000.

	       (b)  The Company has borrowed an aggregate of $5,880,000 pursuant to two industrial revenue bonds related to development of its Florida facility, one dated June 1, 1983 in the principal amount of $1,880,000 (the "1983 Bond") with a term of fifteen years (through June 1, 1998) and a second dated August 29,
1988 in the principal amount of $4,000,000 (the "1988 Bond") with a term of twenty years (through December 1, 2008). Interest on the 1983 Bond and the 1988
Bond currently accrues at a rate of 91.7% of prime per annum and prime plus
1.0%, respectively (7.57% and 9.25% respectively at August 31, 1996). Principal payments on the 1983 Bond and 1988 Bond of $32,000 and $50,000, respectively, are made quarterly plus accrued interest. The balance of the bonds at August 31,
1996 was approximately $226,000 and $2,450,000, respectively.





                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.   Long-Term Debt (continued)

	       (c) The Company obtained a $3,375,000 mortgage in December 1992 from NBD
Bank in connection with the construction of its Auburn Hills, Michigan facility.
The Company pays interest on outstanding borrowings at 7.65% per annum. The mortgage is to be repaid in 19 quarterly installments of $56,000 plus interest through December 31, 1997, with a final balloon payment of $2,306,000 due on
March 31, 1998.

	       The agreements related to the obligations described above contain a number of restrictive financial and/or other covenants. In all cases, the Company was in compliance with the respective covenants as of August 31, 1996. Repayment of the 1988 Bond discussed in paragraph (b) and the mortgage discussed in paragraph (c) has been guaranteed by the Company's Chief Executive Officer and President. Certain other stockholders have also guaranteed repayment of the 1983 Bond discussed in paragraph (b).

	       Aggregate annual maturities of long-term debt for the succeeding five fiscal years are as follows (in thousands):



                                                                        Amount
                                                                        ------
1997...............................................................	   $ 1,979
1998...............................................................      4,140
1999...............................................................      9,601
2000...............................................................      8,533
2001...............................................................      8,533
Thereafter.........................................................     26,450
                                                                       -------
                                                                       $59,236
                                                                       =======



                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. 	Leases

	       The Company, through its Scottish subsidiary, has an equipment lease facility with Lombard North Central PLC which it entered into in November 1994
(the "Lombard Equipment Lease").  The Lombard Equipment Lease bears interest at rates of 7.5% and 8.0%.  Repayment is required to be made in 20 equal quarterly installments following the date the equipment is purchased. The Lombard
Equipment Lease transfers ownership of the equipment to the Company at the end of the lease period.  At August 31, 1996 the outstanding balance under the
Lombard Equipment Lease was approximately $1,586,000.  Property, plant and equipment includes the following amounts capitalized under these leases
(in thousands):

                                                            August 31,
                                                            ----------
                                                        1995          1996
                                                        ----          ----
Machinery and equipment.........................	    $ 6,037       $ 2,022
Less accumulated depreciation...................	      3,473           692
                                                     -------       -------
                                                     $ 2,564       $ 1,330
                                                     =======       =======

        The future minimum lease payments under noncancelable leases at August 31, 1996 are as follows (in thousands):

                                                     Capital        Operating
Year ending August 31,                                leases          leases
----------------------                               -------        ---------
       1997............................... 	         $   579          $ 2,215
       1998...............................               588            1,674
       1999............................... 	             588            1,806
       2000...............................                38              433
       2001...............................                __              419
       Thereafter.........................                --            1,675
                                                     -------        ---------
       Total minimum lease payments.......           $ 1,793          $ 8,222
                                                     =======        =========
       Less amounts representing interest.  	            207
                                                     -------
       Present value of net minimum lease payments     1,586
       Less current installments of capital lease
       obligations                         	             472
                                                     -------
       Capital lease obligations,
       less current installments	                    $ 1,114
                                                     =======

	       Total rent expense for operating leases was approximately $780,000, $1,129,000, and $3,354,000 for the years ended August 31, 1994, 1995, and 1996, respectively.



                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

	       As discussed in note 1, the Company accounts for income taxes under Statement 109. Income tax expense amounted to $2,363,000, $2,792,000, and $13,724,000 for the years ended August 31, 1994, 1995 and 1996, respectively (an effective rate of 48%, 28% and 36%, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                                                                Years ended August 31,
                                                                                ----------------------
                                                                            1994         1995         1996
                                                                            ----         ----         ----
Computed "expected" tax expense.....................................    	 $ 1,726     $ 3,525      $13,326
State taxes, net of Federal benefit.................................	         130          63          698
Losses incurred by foreign subsidiaries.............................	         573          75           --
Utilization of net operating loss from
  Foreign subsidiaries..............................................	          --      (1,063)        (389)
Nondeductible interest expense......................................	          --         205          (34)
Other, net..........................................................	         (66)        (13)         123
                                                                          --------    --------     --------
                                                                          $ 2,363     $ 2,792      $13,724
                                                                          =======     =======      =======

The components of income tax expense are (in thousands):

                                                                       Current     Deferred     Total
                                                                       -------     --------     -----
1994:
  Federal...........................................................	  $ 2,945     $   (780)  $ 2,165
  State.............................................................	      262          (64)      198
                                                                       -------     ---------  -------
                                                                       $ 3,207     $   (844)  $ 2,363
                                                                       =======     =========  =======
1995:
  Federal...........................................................	  $   564     $  1,653   $ 2,217
  State.............................................................       (47)         142        95
  Foreign...........................................................        --          480       480
                                                                       --------    --------   -------
                                                                       $   517     $  2,275   $ 2,792
                                                                       =======     ========   =======
1996:
  Federal...........................................................		 $14,496     $ (2,360)  $12,136
  State.............................................................	    1,280         (204)    1,076
  Foreign...........................................................	      824         (312)      512
                                                                       -------     ---------  -------
                                                                       $16,600     $ (2,876)  $13,724
                                                                       =======     =========  =======

	                  JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. 	Income Taxes (continued)

	       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows
(in thousands):

                                                                                August 31,
                                                                                ----------
                                                                            1995          1996
                                                                            ----          ----
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful
     accounts.......................................................	      $ 254         $ 406
  Grant revenues....................................................	        279           494
  Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of
     1986...........................................................	        773           701
  Compensated absences, principally due to accrual for financial
     reporting purposes.............................................	        417           661
  Accrued expenses, principally due to accruals for financial
     reporting purposes.............................................          76         1,596
  Other.............................................................	         55           130
                                                                           -----         -----
     Total gross deferred tax assets................................	      1,854         3,988
     Less valuation allowance.......................................          17            17
                                                                           -----         -----
     Net deferred tax assets........................................	     $1,837        $3,971
                                                                          ======        ======
Deferred tax liabilities:
  Property, plant and equipment, principally due to differences in
     depreciation and amortization..................................	     $3,625        $2,883
                                                                          ======        ======

        Management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. 	Stock Option and Stock Purchase Plans

Stock Option Plans

	       As of August 31, 1996, options to purchase a total of 1,017,720 shares were outstanding under the 1983 and 1989 stock option plans. These plans were terminated by the Board of Directors in November 1992, and no additional share options may be issued thereunder. The exercise price of the outstanding options under these plans is equal to fair market value, as determined by the Company, on the date of grant.

	       The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting to employees of incentive stock options within the meaning of Section
422 of the Internal Revenue Code (the "Code") and for the granting of nonstatutory stock options to employees and consultants of the Company.  A total of 905,000 shares of common stock has been reserved for issuance under the 1992
Plan. As of August 31, 1996 options to purchase 703,280 shares are outstanding under the 1992 Plan.

	       The exercise price of all incentive stock options granted under the 1992
Plan is to be at least equal to the fair market value of shares of common stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the
Company, the exercise price of any stock option granted is to equal at least
110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other options under the 1992
Plan may not exceed ten years.

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. 	Stock Option and Stock Purchase Plans

Stock Option Plans (continued)



The following table summarizes option activity through August 31, 1996:

                                                                       Options Outstanding
                                                  -----------------------------------------------------------------
                                                    Shares                                 Option
                                                   available                                price         Aggregate
                                                   for grant          Shares              per share         value
                                                   ---------          ------              ---------       ---------
Balance at August 31, 1993......................	     84,500       2,093,800             $0.40-7.00      $4,332,000
Options granted.................................	     (8,000)          8,000                   8.00          64,000
Options canceled................................	     19,480         (19,480)                  7.00        (137,000)
Options exercised...............................	         --        (362,720)             0.45-7.00        (232,000)
                                                      ------       ----------             ---------       ----------
Balance at August 31, 1994......................	     95,980       1,719,600             $0.40-8.00      $4,027,000
Options authorized..............................	    500,000              --                     --              --
Options granted.................................	   (298,000)        298,000              5.00-6.50       1,531,000
Options canceled................................	     25,000         (92,034)             1.82-7.00        (281,000)
Options exercised............................... 	        --        (296,126)              .40-7.00        (326,000)
                                                    --------       ----------            ----------       ----------
Balance at August 31, 1995......................	    322,980       1,629,440             $0.40-8.00      $4,951,000
Options granted.................................	   (175,000)        175,000             8.00-12.88       1,459,000
Options canceled................................	     18,540         (18,540)             5.00-7.00        (104,000)
Options exercised...............................	         --         (64,900)             1.75-7.00        (268,000)
                                                    --------       ----------            ----------      -----------
Balance at August 31, 1996......................     166,520       1,721,000            $0.40-12.88      $6,038,000
                                                    ========       ==========           ===========      ===========


At August 31, 1996, options for 1,380,100 shares were exercisable.







                    JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. 	Stock Option and Stock Purchase Plans (continued)

   	Stock Purchase Plan

       The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") is intended to qualify under Section 423 of the Code. As of August 31, 1996, a total of 402,500 shares of Common Stock has been reserved for issuance under the Purchase Plan.

	       Employees are eligible to participate after one year of employment with the Company. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, as defined, at a price equal to 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. As of August 31, 1996, a total of 318,477 shares had been issued under the Purchase Plan.



                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10. Concentration of Risk and Geographic Data

    Concentration of Risk

	       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

	       Sales of the Company's products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows (in thousands):

                                                                                   Percentage of
                                                                                Accounts Receivable
                                                                                -------------------
                                                   Year ended August 31,      August 31,     August 31,
                                                   ---------------------
                                                   1994     1995    1996         1995           1996
                                                   ----     ----    ----         ----           ----
Hewlett Packard Company(1)......................    	 *      28%     20%          30%              *
NEC Technologies Inc............................  	 28%      14%     15%            *            24%
Quantum Corporation.............................	   16%      17%     23%          30%            21%
3Com............................................    	 *        *     11%            *              *
Cisco Systems..................................	      *        *     10%            *              *


* Amount was less than 10% of total

(1) Includes activity related to a subcontractor of Hewlett Packard Company.





                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10. Concentration of Risk and Geographic Data (continued)

    Geographic Data

	       The Company has defined the three geographic regions for the segments in which it operates: North America, Europe and Asia.  The following data does not consider fully the extent of interrelated activities between the regions including product development, manufacturing, engineering, marketing and corporate management. Accordingly, the following amounts are not necessarily indicative of the operating contribution of the segments. The following table sets forth information concerning these geographic segments (in thousands):

                                                                    Years ended August 31
                                                                         1995         1996
                                                                         ----        -----
Sales to Unaffiliated Customers:
  North America...............................................      	 $459,179    $595,941
  Europe......................................................       	 100,295     161,195
  Asia........................................................       	     -0-     106,149
  Export Sales................................................          27,973      88,150
Operating Income (Loss):
  North America...............................................        	 12,085      40,811
  Europe......................................................         	 4,547       3,244
  Asia........................................................         	  (213)      1,351
Identifiable Assets:
  North America, including corporate..........................         219,504     239,582
  Europe......................................................        	 61,299      48,022
  Asia........................................................        	    158      12,336

     Foreign source revenue for the years ended August 31, 1994, 1995 and 1996 was approximately 7%, 21% and 31%, respectively.



                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Litigation

	       During the 1994 fiscal year, the Company instutited a breach of contract action against Epson of America, Inc. requesting certain specified and unspecified monetary damages. On July 21, 1995, Epson filed a counterclaim citing damages for, among other things, breach of contract and negligent misrepresentation. The Company currently expects discovery to conclude during the first half of fiscal 1997 and the trial to commence in the second half fiscal 1997 in the United States District Court for the Middle District of
Florida. The parties have been unsuccessful in mediating or arbitrating the dispute, despite participation in multiple mediation and non-binding arbitration sessions. The Company intends to pursue aggressively its legal claims and contest vigorously Epson's counterclaims. The Company believes strongly in the validity of its claims and believes that any potential exposure to the Company is substantially less than the amount claimed by Epson. The
Company believes that adequate provision has been made in its consolidated financial statements for adverse exposure related to this matter. However, such litigation may result in substantial costs and diversion of resources and, given the uncertainties inherent in litigation, could have a material adverse effect on the Company's operating results and financial condition, if decided adversely to the Company.

	       The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, are material or that any adverse outcomes of these lawsuits will have a materially adverse effect on the Company's financial statements.

                                   SIGNATURES

	       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on
its behalf by the undersigned, thereunto duly authorized on this    day of
November, 1996.

	                                       					JABIL CIRCUIT, INC.

                                       						By:       /s/  THOMAS A. SANSONE
                                        					Thomas A. Sansone, President

                               POWER OF ATTORNEY

	       KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Sansone and Ronald J. Rapp and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

	       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registration and in the capacities and on the dates indicated:

            Signature	                 Title                       Date
    /s/  WILLIAM D. MOREAN     Chief Executive Officer       November 25, 1996
         William D. Morean  (Principal Executive Officer)
                             and Chairman of the Board

    /s/  THOMAS A. SANSONE     President and Director        November 25, 1996
         Thomas A. Sansone
    /s/  RONALD J. RAPP     Chief Financial Officer and      November 25, 1996
         Ronald J. Rapp     Director (Principal Financial
                               and Accounting Officer)

    /s/  STEVEN A. RAYMUND            Director               November 25, 1996
         Steven A. Raymund

    /s/  LAWRENCE J. MURPHY           Director               November 25, 1996
         Lawrence J. Murphy

    /s/  MEL S. LAVITT                Director               November 25, 1996
         Mel S. Lavitt





                                  Exhibit Index

     3.1(1)     --  Registrant's Certificate of Incorporation, as amended.
     3.2(1)     --  Registrant's Bylaws.
     4.1(2)     --  Form of Certificate for Shares of Registrant's Common Stock.
     4.2(1)     --  Form of Agreement and Plan of Merger between Jabil Circuit
                    Co., Inc., a Michigan corporation, and Jabil Circuit, Inc., a Delaware corporation.
    10.1(1)(12) --  1983 Stock Option Plan and forms of agreement used thereunder.
    10.2(1)(12) --  1989 Non-Qualified Stock Option Plan and forms of agreement used thereunder.
    10.3(1)(12) --  1992 Stock Option Plan and forms of agreement used thereunder.
    10.4(1)(12) --  1992 Employee Stock Purchase Plan and forms of agreement used thereunder.
    10.5(1)(12) --  Restated cash or deferred profit sharing plan under section
                    401(k).
    10.6(1)(12) --  Form of Indemnification Agreement between Registrant and its officers and directors.
    10.8(1)     --  Term Loan between Registrant and Chrysler Capital
                    Corporation dated November 15, 1990.
    10.10(1)    --  Term Loan between Registrant and NBD Bank, N.A. dated June
                    30, 1992.
    10.11(1)    --  Term Loan between Registrant and NBD Bank, N.A. dated as of
                    December 11, 1992.
    10.14(1)    --  Master Equipment Lease Agreement between Registrant and
                    ELLCO Leasing Corporation, and the related schedules
                    thereto, dated October 1, 1990.
    10.16(1)    --  Lease for 2220 Lundy Avenue, San Jose, California, between
                    Registrant and Lundy Associates dated April 1, 1992.
    10.18(1)    --  $1,880,000 Pinellas County Industry Council Industrial
                    Development Revenue Bonds, Series 1983.
    10.19(1)    --  $4,000,000 Pinellas County Industry Council Industrial
                    Development Revenue Bonds, Series 1988.
    10.20(1)    --  Real Estate Purchase Agreement between Registrant and the
                    Morean Investment Partnership dated August 24, 1988, for the purchase of the manufacturing facility located in St.
                    Petersburg Florida, and the related documents thereto.
    10.21(1)    --  Agreement of Sale between Registrant and Metro Tech
                    Associates Limited Partnership dated December 10, 1991, for the facility located in Auburn Hills, Michigan.
    10.23(1)    --  Junior Mortgage Loan dated December 29, 1992 between
                    Registrant and Barnett Bank of Pinellas County.
    10.24(1)    --  Construction Loan Agreement dated as of December 1, 1992 between Registrant and NBD Bank, N.A.
    10.25(1)    --  Letter Agreement date November 27, 1992 between Registrant and Scottish Office Industry Department relating to
                    L5,000,000 grant to establish Scottish facility.
    10.26(1)    --  Lease Agreement dated December 22, 1992 between Registrant and Lothian and Edinburgh Enterprise Limited for facilities at Fleming Road, Livingston, Scotland, as amended.
    10.27(1)+   --  Basic Order Agreement between Registrant and Quantum
                    Corporation dated March 2, 1992.
    10.29(3)    --  Term Loan between Registrant and Sun Trust (previously known as Sun Bank of Tampa Bay) dated April 16, 1993.
    10.32(4)    --  Joint Venture Agreement dated August 17, 1993 between
                    Registrant and Noise Cancellation Technologies.
    10.33(5)    --  Lease Agreement between Connie and Vincent Dotolo and Jabil
                    Circuit, Inc. dated November 30, 1993.
    10.34(6)(12)--  Amendment to 1989 Non-Qualified Stock Option Plan.
    10.40(7)    --  Renewal dated March 21, 1994 of Lease for 2220 Lundy Avenue,
                    San Jose, California, between Registrant and Lundy
                    Associates.
    10.41(7)    --  Term Loan between Registrant and NBD Bank, N.A. dated May 2,
                    1994.
    10.42(8)    --  First Amendment to Term Loan between Registrant and NBD Bank
                    N.A. dated September 20, 1994.
    10.43(8)    --  Agreement of Sale between Registrant and Metro North
                    Technology Park dated September 24, 1994.
    10.44(9)    --  Capital Lease between Jabil Circuit Limited and Lombard
                    North Central PLC dated November 25, 1994.
    10.48(10)   --  Lease dated March 30, 1995, for 2 Inchmuir Road, Whitehill
                    Industrial Estate, Bathgate, West Lothian, Scotland between
                    Registrant and C&W Assets Ltd.
    10.49(10)   --  Closing Package dated April 7, 1995, for purchase of Lot 6,
                    Gateway Industrial Park, St. Petersburg, Florida between
                    Registrant and City of St. Petersburg.
    10.50(10)   --  Term Promissory Note dated April 21, 1995, between
                    Registrant and Heller Financial, Inc.
    10.51(10)   --  Tenancy Agreement dated May 12, 1995, for Plot 63, Mukim 12,
                    Daerah Barat Daya, Penang, Malaysia between Registrant and
                    Mastex Sendirian Berhard.
    10.52(10)   --  Loan Agreement dated May 30, 1995, between Registrant and
                    NBD Bank, N.A.
    10.53(11)   --  Epson/Jabil Retrofit Agreement dated February 17, 1995 between Registrant and Epson America, Inc.
    10.54(11)   --  Agreement dated July 1, 1995 between the Registrant and
                    Motorola Ltd.
    10.55(11)   --  Development Agreement dated as of September 15, 1993 between
                    Hewlett-Packard France and Registrant
    10.56(11)   --  International Purchase Agreement dated as of September 23,
                    1993 between Hewlett-Packard France and Registrant
    10.57(11)   --  Letter of Intent dated as of July 1, 1994 between Hewlett-
                    Packard France and Registrant
    10.58(11)   --  Product Purchase Agreement dated as of October 1, 1994 between Hewlett-Packard France and Registrant.
    10.59(13)   --  First Amendment to Loan Agreement dated July 31, 1995, between Registrant and NBD Bank, N.A.
    10.60(13)   --  Lease Agreement dated September 8, 1995, between Registrant and Connie and Vincent Dotolo.
    10.61(14)   --  Note Purchase Agreement and Notes dated May 30, 1996 between registrant and certain lenders and NBD Bank as collateral
                    agent.
    10.62(14)   --  Loan Agreement dated May 30, 1996 between registrant and certain banks and NBD Bank as agent for Banks.
    11.1        --  Statements of Computation of Earnings Per Share.
    23.1        --  Independent Auditors' Consent.
    24.1        --  Power of Attorney (see Page 39).

__________

+ Confidential treatment has been previously granted as to portions of this exhibit. The confidential portions which were omitted from these exhibits were filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested as to portions of this exhibit. The confidential portions which have been omitted from these exhibits have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on July 15, 1993.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on November 26, 1993.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on January 14, 1994.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 13, 1994.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on July 7, 1994.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed November 29, 1994.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed December 20, 1994.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed June 21, 1995.

(11) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on September 15, 1995.

(12)  Indicates management compensatory plan, contract or arrangement.

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K filed November 10, 1995.

(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed July 15, 1996.

      Except as noted, each exhibit listed in this index is incorporated by reference to the exhibit of the same number.



                                 SCHEDULE VIII

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                     Additions
                                                        Balance at   charged to              Balance at
                                                         beginning    cost and                 end of
                                                         of period     expense    Write-offs   period
                                                        ----------   ----------  -----------  ---------
Year ended August 31, 1994:
  Allowance for uncollectible accounts
     receivable..................................... 	  $      200   $       33  $        33   $    200
  Inventory Reserve................................. 	  $    1,197   $    4,887  $       926   $  5,158
                                                        ==========   ==========  ===========   ========
Year ended August 31, 1995:
  Allowance for uncollectible accounts
     receivable.....................................	   $      200   $      837  $       368   $    669
  Inventory Reserve................................. 	  $    5,158   $    5,034  $     9,219   $    973
                                                        ==========   ==========  ===========   ========
Year ended August 31, 1996:
  Allowance for uncollectible accounts
     receivable.....................................	   $      669          501            0   $  1,170
  Inventory Reserve.................................	   $      973      $ 5,178      $ 3,850   $  2,301
                                                        ==========      =======      =======   ========

                                   SCHEDULE IX

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                        SCHEDULE OF SHORT TERM BORROWINGS
                                (in thousands)

                                                                                                            Weighted
                                   Balance at     Weighted       Maximum balance     Average balance     average interest
                                     end of        average      outstanding during  outstanding during      rate during
                                     period     interest rate      the period(1)       the period(1)       the period(1)
                                   ----------   -------------   ------------------  ------------------   ----------------
Year ended August 31, 1994 --
  Note payable to bank	               $43,600           6.69%              $55,800             $25,415              6.19%
                                   ==========   =============   ==================  ==================   ================
Year ended August 31, 1995 --
  Note payable to bank	               $73,000           8.57%              $77,000             $47,925              8.20%
                                   ==========   =============   ==================  ==================   ================
Year ended August 31, 1996 --
  Note payable to bank                $    --   $          --              $94,000             $45,412              9.00%
                                   ==========   =============   ==================  ==================   ================
   __________

(1) Computed based on daily balances.



                                 EXHIBIT 11.1

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                STATEMENTS OF COMPUTATION OF EARNINGS PER SHARE
                   (in thousands, except per share amounts)

                                                                                Years ended August 31,
                                                                                ----------------------
                                                                            1994         1995         1996
                                                                            ----         ----         ----
Net income........................................................	       $ 2,568     $ 7,280      $24,349
                                                                          =======     =======      =======
Computation of weighted average common and common equivalent shares outstanding:
Common stock......................................................         14,156      14,589       17,229
Options...........................................................          1,291         961          938
                                                                          -------     -------      -------
 Total number of shares used in computing per share
  amounts.........................................................       	 15,447      15,550       18,167
                                                                          =======     =======      =======
Net income per share..............................................   	    $   .17     $   .47      $  1.34
                                                                          =======     =======      =======

                                  Exhibit 23.1

The Board of Directors
Jabil Circuit , Inc.

     We consent to the incorporation by refrence in the registration statement (No. 33-63820) on Form S-8 of Jabil Circuit, Inc. of our report dated October 7, 1996, relating to the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of operations, stockholders equity, and cash flows and related schedules for each of the years in the three-year period ended August 31, 1996, which report appears in the August 31, 1995 annual report on form 10-K of Jabil Circuit, INC.

St. Petersburg, Florida
November 26, 1996                            /s/ KPMG Peat Marwick LLP
                                             -------------------------