Form 10-Q
period 1996-11-30
JABIL CIRCUIT INC
filed 1997-01-15
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549


                                   FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

         For the quarterly period ended November 30, 1996.

         Transition report pursuant to Section 13 or 15(d) of the Securities
  ---    Exchange Act of 1934

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

                             10800 Roosevelt Blvd.
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

                              Yes   X      No
                                   ---        ---

As of   November 30, 1996, there were 17,875,114 shares of the Registrant's
Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX


                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at
         November 30, 1996 and August 31, 1996.................................................................3

         Consolidated Statements of Operations
         for the three months ended November 30, 1996 and 1995.................................................4

         Consolidated Statements of Cash Flows
         for the three months ended November 30, 1996 and 1995.................................................5

         Notes to Consolidated Financial Statements............................................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................................................8



                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................................10

         Signatures...........................................................................................11


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except for share and per share data)

                                                 August 31        November 30
                                                   1996              1996
                                                 ---------        -----------
                                                                  (unaudited)
ASSETS
Current assets
  Cash                                             $73,319            $72,419
  Accounts receivable - Net                         84,839             77,923
  Inventories                                       64,869             67,496
  Refundable income taxes                               --                 --
  Prepaid expenses and other current assets            340                308
  Deferred income taxes                              3,971              5,142
                                                  --------           --------
        Total current assets                       227,338            223,288

Property, plant and equipment, net                  70,704             78,609
Other assets                                         1,898                292
                                                  --------           --------
                                                  $299,940           $302,189
                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt             1,979              1,979
  Current installments of capital lease obligations    472                480
  Accounts payable                                  78,600             73,994
  Accrued expenses                                  24,550             23,284
  Income taxes payable                               5,979              6,161
                                                  --------           --------
        Total current liabilities                  111,580            105,898

Long term debt, less current installments           57,257             56,713
Capital lease obligations, less current              1,114              1,034
  installments
Deferred income taxes                                2,883              2,699
Deferred grant revenue                               2,872              2,297
                                                  --------           --------
        Total liabilities                          175,706            168,641
                                                  --------           --------
Stockholders' equity
  Common stock                                          18                 18
  Additional paid in capital                        56,924             57,390
  Retained earnings                                 67,319             76,147
                                                  --------           --------
                                                   124,261            133,555
  Less:
    Unearned compensation from grant of stock
        option                                          27                  7
                                                  --------           --------
        Net stockholders' equity                   124,234            133,548
                                                  --------           --------
                                                  $299,940           $302,189
                                                  ========           ========


         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

                                              Three months ended
                                                 November 30
                                          -------------------------
                                                    (Unaudited)

                                            1995             1996
                                          --------         --------
Net revenue                               $233,855         $203,070
  Cost of revenue                          216,537          179,978
                                          --------         --------
Gross profit                                17,318           23,092

Operating expenses:
  Selling, general and administrative        5,561            7,727
  Research and development                     399              705
                                          --------         --------
Operating income                            11,358           14,660

  Interest expense, net                      2,663              658
                                          --------         --------
Income before income taxes                   8,695           14,002

  Income taxes                               3,480            5,174
                                          --------         --------
Net income                                  $5,215           $8,828
                                          ========         ========
Net income per share                         $0.31            $0.47
                                          ========         ========
Weighted average number of
   shares of common stock and
   common stock equivalents                 16,967           18,942



         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                       For the three months
                                                         ended November 30,
                                                          1995        1996
                                                         -------    -------
Operating Activities
Net Income                                                 5,215      8,828
Adjustments to reconcile Net Income to Net Cash
  Provided by operating activities:
   Depreciation & Amortization                             4,037      5,433
   Recognition of Grant Revenue                             (568)      (575)
   Deferred income taxes                                    (485)    (1,355)
  (Gain) Loss on sale of property                             (2)       (17)
Changes in operating assets & liabilities:
   Accounts Receivable                                     3,381      6,916
   Inventories                                           (53,923)    (2,627)
   Prepaid expenses & other current assets                   371         32
   Refundable Income Taxes                                 2,079          -
   Other Assets                                             (229)     1,603
   Accounts payable & accrued expenses                    16,138     (5,872)
   Income taxes payable                                        -        182
                                                         -------    -------
Net cash provided by (used in) operating activities      (23,986)    12,548
                                                         -------    -------
Cash flow from investing activities - Net
   Acquisition of property, plant and equipment          (12,885)   (13,318)
   Proceeds from the sale of property and equipment           35         20
                                                         -------    -------
Net cash used in investing activities                    (12,850)   (13,298)
                                                         -------    -------
Cash flows from financing activities:
   Note Payable - Net                                     (5,500)         -
   Proceeds from long-term debt                            3,042          -
   Payments of long-term debt                             (1,786)      (544)
   Payments of capital lease obligations                    (283)       (72)
   Net proceeds from issuance of common stock             39,286        466
                                                         -------    -------
Net cash provided by financing activities                 34,759       (150)

Net increase/(decrease) in cash                           (2,077)      (900)
Cash at beginning of period                                5,486     73,319
                                                         -------    -------
Cash at end of period                                     $3,409    $72,419
                                                         =======    =======
Supplemental disclosure information:
Cash Paid
   Interest                                                2,252      1,546
   Income Taxes                                            1,550      5,250

Non-Cash Investing and Financing activities:
    Tax benefit of options exercised                          36          -


         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1996 contained in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three month period ended November 30, 1996 are not necessarily indicative of the results that should be expected for a full fiscal year.

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options, using the treasury stock method.

COMMITMENTS AND CONTINGENCIES

    At November 30, 1996 the Company had outstanding approximately
    $10,440,000 in equipment purchase commitments, and approximately $4,800,000 in purchase commitments related to the construction of new manufacturing facilities.

    During the 1994 fiscal year, the Company instituted a breach of contract action against Epson of America Inc. requesting certain specified and unspecified monetary damages. On July 21, 1995, Epson filed a counterclaim citing damages for, among other things, breach of contract and negligent misrepresentation. The Company expects discovery to conclude during the first half of fiscal 1997 and the trial to commence in the second half of fiscal 1997 in the United States District Court for the Middle District of Florida. The parties have been unsuccessful in mediating or arbitrating the dispute, despite participation in several non-binding mediation and arbitration sessions. The Company intends to pursue aggressively its legal claims and contest vigorously Epson's counterclaims. The Company believes strongly in the validity of its claims and believes that any potential exposure to the Company is substantially less than the amount claimed by Epson. The Company believes that adequate provision has been made in its consolidated financial statements for adverse exposure related to this matter. However, such litigation may result in substantial costs and diversion of resources and, given the uncertainties inherent in litigation, could have a material adverse effect on the Company's operating results and financial condition, if decided adversely to the Company.

    The Company is party to certain other law suits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         This management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and a number of forward looking statements. These statements are based on current expectations and actual results may differ materially. Among the factors which could cause actual results to vary are those described in "Business Factors" below.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's net revenue for the first quarter of fiscal 1997 decreased 13% to $203.1 million from $233.9 million in the first quarter of fiscal 1996. This decrease was primarily due to the end of production of certain hard drive and personal computer products, offset by increased production of communications products. Foreign source revenue represented 31% of net revenue for the first quarter of fiscal 1997, compared to 40% for the same period of fiscal 1996. The decrease in foreign source revenue was attributable to decreased exports form the Company's domestic locations.

         Gross margin increased to 11.4% for the first quarter of fiscal 1997 from 7.4% for the first quarter of fiscal 1996. This increase resulted from a shift in product mix to higher value added products along with increased utilization of the Company's international operations.

         Selling, general and administrative expenses in the first quarter of fiscal 1997 increased to 3.8% of net revenue, compared to 2.4% in the first quarter of the prior fiscal year, or $2.1 million in absolute dollars. The increase was due to additional staffing at an operational level and increased resources at a corporate level.

         Research and development expenses increased as a percentage of net revenue in the first quarter of fiscal 1997 to 0.4% as compared to 0.2% for the first quarter of fiscal 1996. In absolute dollars, the expenses increased approximately $306,000 versus the same period of fiscal 1996 due to expansion of circuit design activities.

         Interest expense decreased $2.0 million in the first quarter of fiscal 1997 to $0.7 million from $2.7 million in the first quarter of fiscal 1996 due to a decrease in total borrowings, lower effective interest rates and interest income earned on cash balances.

         The Company's effective tax rate decreased to 37% in the first quarter of fiscal 1997 from 40% in the first quarter of fiscal 1996. The reduced effective income tax rate was due to lower effective tax rates of the Company's international operations in fiscal 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1996 the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $60 million of working capital borrowing capacity.

         The Company generated $12.5 million of cash in operating activities for the three months ended November 30, 1996. The generation of cash was primarily due to net income of $8.8 million, depreciation and amortization of $5.4 million and a reduction in accounts receivable of $6.9 million, offset by a reduction of accounts payable and accrued expenses of $5.8 million and an increase in inventories of $2.6 million.

         Net cash used in investing activities of $13.3 million for the three months ended November 30, 1996 was a result of the Company's capital expenditures for equipment world-wide in order to support increased activities and the construction of new manufacturing facilities.

Net cash of $0.2 million was used in financing activities for the three months ended November 30, 1996. This was primarily attributable to $0.5 million payments of long term debt offset by $0.5 million of proceeds from the issuance of common stock.

         The Company believes that cash on hand, funds provided by operations and available under the credit agreements will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


Part II - OTHER INFORMATION


         Item 6: Exhibits and Reports on Form 8-K

                 (a)      Exhibits


                 11.1     Statement re Computation of Net Income per Share

                 27       Financial Data Schedule (for SEC Use Only)

                 (b)      Form 8-K

                          No Reports on Form 8-K were filed by the Registrant during the quarter ended November 30, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Jabil Circuit, Inc.
                                        ---------------------------
                                        Registrant

Date:  1/14/97                          /s/ Thomas A. Sansone
       -------                          ---------------------------
                                        Thomas A. Sansone
                                        President

Date:  1/14/97                          /s/ Chris A. Lewis
       -------                          ---------------------------
                                        Chris A. Lewis
                                        Chief Financial Officer