Form 10-Q
period 1997-02-28
JABIL CIRCUIT INC
filed 1997-04-14
CIK 898293

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549


                                  FORM 10-Q

(Mark One)

   X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  ---   Exchange Act of 1934

        For the quarterly period ended February 28, 1997.

  --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of February 28, 1997, there were 18,213,614 shares of the Registrant's Common Stock outstanding.

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                    INDEX


                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at
        February 28, 1997 and August 31, 1996.............................. 3

        Consolidated Statements of Operations
        for the six months ended February 28, 1997 and 1996................ 4

        Consolidated Statements of Cash Flows
        for the six months ended February 28, 1997 and 1996................ 5

        Notes to Consolidated Financial Statements......................... 6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................... 8



                         PART II.  OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders................11

Item 6. Exhibits and Reports on Form 8-K...................................12

Signatures.................................................................13

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        JABIL CIRCUIT, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS
            (in thousands, except for share and per share data)


                                                                                 August 31,         February 28,
                                                                                   1996                 1997
                                                                                 ----------         ------------
   ASSETS
   Current assets
     Cash                                                                         $ 73,319             $ 65,158
     Accounts receivable - Net                                                      84,839               90,838
     Inventories                                                                    64,869               78,281
     Refundable income taxes                                                             0                    0
     Prepaid expenses and other current assets                                         340                  463
     Deferred income taxes                                                           3,971                5,142
                                                                                  --------             --------

           Total current assets                                                    227,338              239,882

   Property, plant and equipment, net                                               70,704               91,254
   Other assets                                                                      1,898                1,882
                                                                                  --------             --------
                                                                                  $299,940             $333,018
                                                                                  ========             ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Current installments of long term debt                                          1,979                1,979
     Current installments of capital lease obligations                                 472                  480
     Accounts payable                                                               78,600               93,372
     Accrued expenses                                                               24,550               24,745
     Income taxes payable                                                            5,979                3,146
                                                                                  --------             --------
           Total current liabilities                                               111,580              123,722

   Long term debt, less current installments                                        57,257               56,217
   Capital lease obligations, less current installments                              1,114                  975
   Deferred income taxes                                                             2,883                2,359
   Deferred grant revenue                                                            2,872                2,729
                                                                                  --------             --------
           Total liabilities                                                       175,706              186,002
                                                                                  --------             --------
   Stockholders' equity
     Common stock                                                                       18                   18
     Additional paid in capital                                                     56,924               59,792
     Retained earnings                                                              67,319               87,206
                                                                                  --------             --------

                                                                                   124,261              147,016
     Less:
       Unearned compensation from grant of stock option                                 27                    0
                                                                                  --------             --------
           Net stockholders' equity                                                124,234              147,016
                                                                                  --------             --------
                                                                                  $299,940             $333,018
                                                                                  ========             ========

         See Accompanying Notes to Consolidated Financial Statements

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except for per share data)




                                                              Three months ended                 Six months ended
                                                         --------------------------          ---------------------------
                                                         Feb. 29,          Feb. 28,          Feb. 29,          Feb. 28,
                                                           1996              1997              1996              1997
                                                         --------          --------          --------          ---------

Net revenue                                              $235,628          $222,187          $469,483          $425,257
  Cost of revenue                                         217,360           195,711           433,897           375,689
                                                         --------          --------          --------          --------
Gross profit                                               18,268            26,476            35,586            49,568

Operating expenses:
  Selling, general and administrative                       6,070             7,918            11,631            15,645
  Research and development                                    528               804               927             1,509
                                                         --------          --------          --------          --------

Operating income                                           11,670            17,754            23,028            32,414

  Interest expense                                          2,323               389             4,986             1,047
                                                         --------          --------          --------          --------

Income before income taxes                                  9,347            17,365            18,042            31,367

  Income taxes                                              3,009             6,306             6,489            11,480
                                                         --------          --------          --------          --------

Net income                                               $  6,338          $ 11,059          $ 11,553          $ 19,887
                                                         ========          ========          ========          ========
Net income per share                                     $   0.34          $   0.58          $   0.65          $   1.04
                                                         ========          ========          ========          ========
Weighted average number of
   shares of common stock and
   common stock equivalents                                18,818            19,163            17,892            19,053
                                                         ========          ========          ========          ========



         See Accompanying Notes to Consolidated Financial Statements

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (Unaudited)




                                                                                       February 29,      February 28,
                                                                                           1996              1997
Cash flows from operating activities:
  Net income                                                                            $11,553           $19,887
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                       8,624            11,447
      Recognition of grant revenue                                                       (1,082)           (1,065)
      Deferred income taxes                                                              (1,102)           (1,695)
      (Gain) loss on sale of property                                                        (6)             (307)
      Foreign currency translation loss                                                      80                 0
      Changes in operating assets and
        liabilities:
        Accounts receivable                                                               4,059            (5,999)
        Inventories                                                                     (20,128)          (13,412)
        Prepaid expenses and other current assets                                           256              (123)
        Refundable income taxes                                                           2,154                 0
        Other assets                                                                       (630)               14
        Accounts payable and accrued expenses                                            (5,768)           12,134
                                                                                        -------           -------
      Net cash provided by (used in) operating activities                                (1,990)           20,881
                                                                                        -------           -------
Cash flows from investing activities:

  Acquisition of property, plant and equipment                                          (19,376)          (32,036)
  Proceeds from sale of property and equipment                                              197               375
                                                                                        -------           -------
      Net cash used in investing activities                                             (19,179)          (31,661)
                                                                                        -------           -------
Cash flows from financing activities:
  Increase/(Decrease) in note payable to bank                                           (22,000)                0
  Proceeds from long-term debt                                                            9,222                 0
  Payments of long-term debt                                                             (6,405)           (1,040)
  Payments of capital lease obligations                                                    (445)             (131)
  Net proceeds from issuance of common stock                                             39,651             2,868
  Proceeds from Scottish grant                                                                0               922
                                                                                        -------           -------
      Net cash provided/(used) by financing activities                                   20,023             2,619
                                                                                        -------           -------
Net increase (decrease) in cash                                                          (1,146)           (8,161)
Cash at beginning of period                                                               5,486            73,319
                                                                                        -------           -------
Cash at end of period                                                                   $ 4,340           $65,158
                                                                                        =======           =======

Supplemental disclosure information:
Cash Paid:
  Interest                                                                              $ 2,252           $ 2,196
                                                                                        -------           -------
  Income taxes                                                                          $ 1,550           $12,340
                                                                                        -------           -------
Non-Cash Investing and Financing activities:
  Tax benefit of options exercised                                                      $   111           $ 1,103
                                                                                        =======           =======

         See Accompanying Notes to Consolidated Financial Statements

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Summary of Significant Accounting Policies
  Basis of Presentation
    The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1996 contained in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the six month period ended February 28, 1997 are not necessarily indicative of the results that should be expected for a full fiscal year.
  Net Income Per Share
    Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options, using the treasury stock method.
  Commitments and Contingencies
    At February 28, 1997 the Company had outstanding approximately $14 million in equipment purchase commitments, and approximately $30.0 million in commitments related to the construction of new manufacturing facilities

    During the 1994 fiscal year, the Company instituted a breach of contract action against Epson of America Inc. requesting certain specified and unspecified monetary damages. On July 21, 1995, Epson filed a counterclaim citing damages for, among other things, breach of contract and negligent misrepresentation. The Company expects discovery to conclude during the second half of fiscal 1997 and the trial to commence in the second half of fiscal 1997 in the United States District Court for the Middle District of Florida. The parties have been unsuccessful in mediating or arbitrating the dispute, despite participation in several non-binding mediation and arbitration sessions. The Company intends to pursue aggressively its legal claims and contest vigorously Epson's counterclaims. The Company believes strongly in the validity of its claims and believes that any potential exposure to the Company is substantially less than the amount claimed by Epson. The Company believes that adequate provision has been made in its consolidated financial statements for adverse exposure related to this matter. However, such litigation may result in substantial costs and diversion of resources and, given the uncertainties inherent in litigation, could have a material adverse effect on the Company's operating results and financial condition, if decided adversely to the Company.

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


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


        The Company's net revenue for the second quarter and first six months of fiscal 1997 decreased 5.7% and 9.4% to $222 million and $425 million respectively from $236 million and $469 million in the second quarter and first six months of fiscal 1996. This decrease was primarily due to the end of production of certain hard drive and personal computer products, offset by increased production of communications products. Foreign source revenue represented 37% and 34% of net revenue for the second quarter and first six months of fiscal 1997 respectively, compared to 39% and 40% for the same periods of fiscal 1996. The decrease in foreign source revenue was attributable to decreased exports form the Company's domestic locations.

        Gross margin increased to 11.9% and 11.7% for the second quarter and first six months respectively of fiscal 1997 from 7.8% and 7.6% for the second quarter and first six months of fiscal 1996. This increase resulted from a shift in product mix to higher value added products along with increased utilization of the Company's international operations.

        Selling, general and administrative expenses in the second quarter and first six months of fiscal 1997 increased to 3.6% and 3.7% of net revenue respectively compared to 2.6% and 2.5% in the second quarter and first six months of the prior fiscal year, or $1.8 million and $4.0 million in absolute dollars. The increase was due to additional staffing at an operational level and increased resources at a corporate level.

        Research and development expenses increased as a percentage of net revenue in the second quarter and first six months of fiscal 1997 to 0.4% as compared to 0.2% for the second quarter and first six months of fiscal 1996.
In absolute dollars, the expenses increased approximately $276,000 and $582,000 versus the same periods of fiscal 1996 due to expansion of circuit design activities.

        Interest expense decreased $2.0 million and $4.0 million respectively in the second quarter and first six months of fiscal 1997 to $0.4 million and $1.0 million from $2.3 million and $5.0 million in the second quarter and first six months of fiscal 1996 due to a decrease in total borrowings, lower effective interest rates and interest income earned on cash balances.

        The Company's effective tax rate increased to 36.3% and 36.6% in the second quarter and first six months of fiscal 1997 respectively from 32.2% and 36.0% in the second quarter and first six months of fiscal 1996. Fiscal 1996 tax rates were lower due to utilization of net operating losses from international operations.

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

Liquidity and Capital Resources

        At February 28, 1997 the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $60 million of working capital borrowing capacity.

        The Company generated $20.9 million of cash in operating activities for the six months ended February 28, 1997. The generation of cash was primarily due to net income of $19.9 million, depreciation and amortization of $11.4 million and an increase of accounts payable and accrued expenses of $12.1 million, offset by an increase in inventories of $13.4 million and an increase in accounts receivable of $6.0 million.

        Net cash used in investing activities of $31.6 million for the six months ended February 28, 1997 was a result of the Company's capital expenditures for equipment world-wide in order to support increased activities and the construction of new manufacturing facilities.

Net cash of $2.6 million was provided by financing activities for the six months ended February 28, 1997. This was primarily attributable to $1.0 million payments of long term debt offset by $2.8 million of proceeds from the issuance of common stock.

        The Company believes that cash on hand, funds provided by operations and available under the credit agreements will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months.

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES


Part II - OTHER INFORMATION
        Item 4. Submission of Matters to a Vote of Security Holders.

        At the company's annual stockholders meeting on January 23, 1997, the following members were elected to the board of directors:

                                           FOR:        WITHHELD
                                           ----        --------

          William D. Morean             16,620,268      93,790
          Thomas A. Sansone             16,620,268      93,790
             Ronald J. Rapp             16,619,268      94,790
         Lawrence J. Murphy             16,637,768      76,290
              Mel S. Lavitt             16,619,568      94,490
          Steven A. Raymund             16,638,668      75,390

The following proposals were approved at the annual shareholders meeting:


                                                        AFFIRMATIVE             NEGATIVE
                                                          VOTES                  VOTES            WITHHELD
                                                        -----------             --------          --------
        1    To approve amendment of the Company's
              1992 Employee Stock Purchase Plan to
             increase by 200,000 shares the number
                   of shares reserved for issuance
                                       thereunder.      16,563,604              143,986             4,468

        2    To approve amendment to the Company's
             1992 Stock Option Plan to increase by
               400,000 shares the number of shares
                 reserved for issuance thereunder.      15,288,245            1,287,472             6,868

        3         To ratify selection of KPMG Peat
               Marwick as independent auditors for
                                      the Company.      16,707,335                3,117             3,606



                     JABIL CIRCUIT, INC. AND SUBSIDIARIES


Part II - OTHER INFORMATION


        Item 6: Exhibits and Reports on Form 8-K

                (a)     Exhibits

                11.1    Statement re Computation of Net Income per Share


                27.1    Financial Data Schedule (for SEC use only)


                (b)     Form 8-K

                        No Reports on Form 8-K were filed by the Registrant during the quarter ended February 28, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Jabil Circuit, Inc.
                                        ----------------------------
                                        Registrant

Date:   4/14/97                         /s/ Thomas A.Sansone
      ------------                      ----------------------------
                                        Thomas A. Sansone
                                        President

Date:   4/14/97                         /s/  Chris A. Lewis
      ------------                      ----------------------------
                                        Chris A. Lewis
                                        Chief Financial Officer