Form 10-Q
period 1997-05-31
JABIL CIRCUIT INC
filed 1997-07-15
CIK 898293

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


                                   FORM 10-Q

(Mark One)

  X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

          For the quarterly period ended May 31, 1997.

          Transition report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

          For the transition period from                 to               .
                                         ---------------    --------------

Commission file number:  0-21308
                       ---------

                              JABIL CIRCUIT, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                          38-1886260
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             10800 Roosevelt Blvd.
                           St. Petersburg, FL  33716
          (Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code:  (813) 577-9749

                        --------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes   X      No
                                  -----       -----

As of May 31, 1997, there were 18,251,632 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX


                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets at
         May 31, 1997 and August 31, 1996......................................................  3

         Consolidated Statements of Operations
         for the nine months ended May 31, 1997 and 1996.......................................  4

         Consolidated Statements of Cash Flows
         for the nine months ended May 31, 1997 and 1996.......................................  5

         Notes to Consolidated Financial Statements............................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................................  8


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................................... 11

         Signatures............................................................................ 12

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                    JABIL CIRCUIT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                            August 31,       May 31,
                                                              1996            1997
                                                          ------------      ---------
ASSETS
Current assets
  Cash                                                     $73,319           $56,431
  Accounts receivable - Net                                 84,839            95,196
  Inventories                                               64,869            96,944
  Refundable income taxes                                        0                 0
  Prepaid expenses and other current assets                    340               486
  Deferred income taxes                                      3,971             6,216
                                                          --------          --------

        Total current assets                               227,338           255,273

Property, plant and equipment, net                          70,704           116,856
Other assets                                                 1,898             2,092
                                                          --------          --------
                                                          $299,940          $374,221
                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable to bank                                           0             3,227
  Current installments of long term debt                     1,979             1,979
  Current installments of capital lease obligations            472                 0
  Accounts payable                                          78,600           105,526
  Accrued expenses                                          24,550            38,305
  Income taxes payable                                       5,979             4,941
                                                          --------          --------
        Total current liabilities                          111,580           153,978

Long term debt, less current installments                   57,257            53,344
Capital lease obligations, less current installments         1,114                 0
Deferred income taxes                                        2,883             2,690
Deferred grant revenue                                       2,872             2,276
                                                          --------          --------
        Total liabilities                                  175,706           212,288
                                                          --------          --------
Stockholders' equity
  Common stock                                                  18                18
  Additional paid in capital                                56,924            60,137
  Retained earnings                                         67,319           101,778
                                                          --------          --------
                                                           124,261           161,933
  Less:
    Unearned compensation from grant of stock option            27                 0
                                                          --------          --------
        Net stockholders' equity                           124,234           161,933
                                                          --------          --------
                                                          $299,940          $374,221
                                                          ========          ========

         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)
                                  (UNAUDITED)

                                           Three months ended        Nine months ended
                                         ----------------------    ----------------------
                                           May 31,      May 31,      May 31,      May 31,
                                            1996         1997         1996         1997
                                         ----------------------    ---------------------
Net revenue                              $219,701     $247,637     $689,184     $672,894
  Cost of revenue                         201,142      215,603      635,039      591,292
                                         ---------------------     ---------------------
Gross profit                               18,559       32,034       54,145       81,602

Operating expenses:
  Selling, general and administrative       6,612        9,252       18,243       24,897
  Research and development                    576          723        1,503        2,232
                                         ---------------------     ---------------------
Operating income                           11,371       22,059       34,399       54,473

  Interest expense                          1,768          406        6,754        1,453
                                         ---------------------     ---------------------
Income before income taxes                  9,603       21,653       27,645       53,020

  Income taxes                              3,366        7,081        9,855       18,561
                                         ---------------------     ---------------------
Net income                                 $6,237      $14,572      $17,790      $34,459
                                         =====================     =====================
Net income per share                        $0.33        $0.76        $0.98        $1.80
                                         =====================     =====================
Weighted average number of
   shares of common stock and
   common stock equivalent                 18,893       19,196       18,226       19,100
                                         =====================     =====================

          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                      For the six months ended
                                                                      May 31,            May 31,
                                                                       1996               1997
                                                                     ---------          --------
Cash flows from operating activities:
  Net income                                                           $17,790           $34,459
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     12,862            16,926
      Recognition of grant revenue                                      (1,533)           (1,518)
      Deferred income taxes                                             (1,777)           (2,438)
      (Gain) loss on sale of property                                       (1)              430
      Changes in operating assets and
        liabilities:
        Accounts receivable                                             17,766           (10,357)
        Inventories                                                     32,268           (32,075)
        Prepaid expenses and other current assets                          236              (146)
        Refundable income taxes                                          2,043                 0
        Other assets                                                      (475)             (194)
        Accounts payable and accrued expenses                          (28,765)           39,644
                                                                     ---------          --------
      Net cash provided by (used in) operating activities               50,414            44,731
                                                                     ---------          --------
Cash flows from investing activities:

  Acquisition of property, plant and equipment                         (23,426)          (63,555)
  Proceeds from sale of property and equipment                             207               377
                                                                     ---------          --------
      Net cash used in investing activities                            (23,219)          (63,178)
                                                                     ---------          --------
Cash flows from financing activities:
  Increase/(Decrease) in note payable to bank                          (73,000)            3,226
  Proceeds from long-term debt                                          59,889                 0
  Payments of long-term debt                                           (30,785)           (3,913)
  Payments of capital lease obligations                                   (575)           (1,586)
  Net proceeds from issuance of common stock                            39,794             3,213
  Proceeds from Scottish grant                                               0               922
                                                                     ---------          --------
      Net cash provided/(used) by financing activities                  (4,677)            1,862
                                                                     ---------          --------
Net increase (decrease) in cash                                         22,518           (16,585)
Cash at beginning of period                                              5,486            73,319
                                                                     ---------          --------
Cash at end of period                                                  $28,004           $56,431
                                                                     =========          ========


Supplemental disclosure information:
Cash Paid:
  Interest                                                               5,882            17,546
                                                                     =========          ========
  Income taxes                                                           7,105            13,982
                                                                     =========          ========
Non-Cash Investing and Financing activities:
  Tax benefit of options exercised                                         111             1,103
                                                                     =========          ========

          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1996 contained in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the nine month period ended May 31, 1997 are not necessarily indicative of the results that should be expected for a full fiscal year.

   NET INCOME PER SHARE

      Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options, using the treasury stock method.

   COMMITMENTS AND CONTINGENCIES

      At May 31, 1997 the Company had outstanding approximately $12.2 million in equipment purchase commitments, and approximately $26.5 million in commitments related to the construction of new manufacturing facilities.

      On May 31, 1997 the Company reached an agreement with Epson of America, Inc. ("Epson") to settle all outstanding claims relating to previous manufacturing agreements between the parties. Such claims arose during fiscal years 1994 and 1995. The actual terms and conditions of the agreement are subject to a confidentiality agreement between the Company and Epson, however, the settlement had no material impact on the Company's results of operations for the three or nine month periods ended May 31, 1997.

      The Company is party to certain other law suits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's financial statements.

      NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation and disclosure requirements for earnings per share (ESP) for entities with publicly held common stock.

      Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with statement 128.

      In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement
      123) effective for fiscal years beginning after December 15, 1995. Statement 123 provides alternatives for the method used by entities to record compensation expense associated with its stock-based compensation plans.

      Presently management intends to present the effects of Statement 123 only on a disclosure basis.

      SUBSEQUENT EVENTS

      On June 17, 1997 the Company announced that the board of directors had approved a two-for-one stock split of the Company's common stock, effected in the form of a stock dividend to holders of record on July 8, 1997. Financial information in this report has not been adjusted to reflect the impact of the common stock split.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's net revenue for the third quarter increased 12.7% to $248 million compared to $220 million in the third quater of fiscal 1996. For the first nine months of fiscal 1997 revenue was $673 million compared to $689 million for the same period of fiscal 1996, a decrease of 2.4% The third quarter increase from the previous fiscal year was primarily due to increased production of communications products. The decrease in the first nine months was primarily due to the end of production of certain hard drive and personal computer products largely offset by growth n communications products. Foreign source revenue represented 26% and 31% of net revenue for the third quarter and first nine months of fiscal 1997 respectively, compared to 28% and 33% for the same periods of fiscal 1996. The decrease in foreign source revenue was attributable to decreased exports from the Company's domestic locations.

     Gross margin increased to 12.9% and 12.1% for the third quarter and first nine months of fiscal 1997 respectively from 8.4% and 7.8% for the third quarter and first nine months of fiscal 1996. This increase resulted from a shift in product mix to higher value added products and increased utilization of the Company's international operations.

     Selling, general and administrative expenses in the third quarter and first nine months of fiscal 1997 increased to 3.7% of net revenue compared to 3.0% and 2.6% in the third quarter and first nine months of the prior fiscal year, or $2.6 million and $6.7 million in absolute dollars. The increase was due to additional staffing at an operational level and increased resources at a corporate level related to the expansion and development of the companies information technology resources.

     Research and development expenses of 0.3% in the third quarter and first nine months of fiscal 1997 were consistent with the third quarter and first nine months of fiscal 1996. In absolute dollars, the expenses increased approximately $147,000 and $729,000 versus the same periods of fiscal 1996 due to expansion of circuit design activities.

     Interest expense decreased $1.4 million and $5.3 million respectively in the third quarter and first nine months of fiscal 1997 to $0.4 million and $1.4 million from $1.7 million and $6.8 million in the third quarter and first nine months of fiscal 1996 due to a decrease in total borrowings, lower effective interest rates and interest income earned on cash balances.

     The Company's effective tax rate decreased to 32.7% and 35.0% in the third quarter and first nine months of fiscal 1997 respectively from 35.1% and 35.6% in the third quarter and first nine months of fiscal 1996. Fiscal 1997 tax rates were lower primarily due to the granting of "pioneer" tax status to the Company's Malaysia subsidiary. This status allows tax free treatment of the subsidiary's income for the period November 1, 1995 to October 30, 2000. The current period impact of this change in tax rates for prior periods was a decrease in income tax expense of approximately $712,000, or 3.3% and 1.3% for the third quarter and first nine months of fiscal 1997 respectively.

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


LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 1997 the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $60 million of working capital borrowing capacity.

     The Company generated $44.7 million of cash in operating activities for the nine months ended May 31, 1997. The generation of cash was primarily due to net income of $34.5 million, depreciation and amortization of $16.9 million and an increase of accounts payable and accrued expenses of $39.6 million, offset by an increase in inventories of $32.1 million and an increase in accounts receivable of $10.4 million.

     Net cash used in investing activities of $63.2 million for the nine months ended May 31, 1997 was a result of the Company's capital expenditures for equipment world-wide in order to support increased activities and the construction of new manufacturing facilities.

     Net cash of $1.9 million was provided by financing activities for the nine months ended

May 31, 1997. This was primarily attributable to $3.2 million of proceeds from the issuance of common stock, $3.2 million in proceeds of bank notes payable, offset by $3.9 million in payments of long term debt and $1.5 million in payments of capital leases.

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


     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             11.1 Statement re Computation of Net Income per Share

             27.1 Financial Data Schedule (for SEC use only)

             (b) Form 8-K

                 No Reports on Form 8-K were filed by the Registrant during the quarter ended May 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Jabil Circuit, Inc.
                                     -----------------------
                                     Registrant


Date:  7/15/97                         /s/ Thomas A. Sansone
---------------                      -----------------------
                                     Thomas A. Sansone
                                     President

Date:  7/15/97                         /s/ Chris A. Lewis
---------------                      -----------------------
                                     Chris A. Lewis
                                     Chief Financial Officer