Form 10-K/A
period 1996-08-31
JABIL CIRCUIT INC
filed 1997-10-16
CIK 898293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1996 or

         [ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________


         COMMISSION FILE NUMBER:  0-21308

                               JABIL CIRCUIT, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        38-1886260
       (State or other jurisdiction                           (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

         10800 ROOSEVELT BLVD.                                       33716
         ST. PETERSBURG, FLORIDA                                   (Zip Code)
     (Address of principal executive office)

              Registrant's telephone number, including area code: (813) 577-9749

              Securities registered pursuant to Section 12(b)of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X       No
                                       ---           --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 22, 1996, as reported on the Nasdaq National Market, was approximately $242,276,302. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of November 22, 1996, registrant had outstanding 17,905,823 shares of Common Stock.

         The Company is filing this amendment to its original Annual Report on Form 10-K because the Company is unable to incorporate by reference information contained in its definitive proxy statement for fiscal year 1996 since such proxy statement was not filed with the Commission within 120 days of August 31, 1996. Unless otherwise specified herein, defined terms shall have the meanings ascribed to them in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 filed with the Commission on November 27, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                       NAME                           AGE                              POSITION
--------------------------------------------------    ---     ------------------------------------------------------
William D. Morean.................................    40      Chief Executive Officer and Chairman of the Board
Thomas A. Sansone.................................    47      President and Director
Ronald J. Rapp....................................    43      Chief Financial Officer and Director
Linda V. Moore....................................    49      Corporate Secretary and General Counsel
Wesley B. Edwards.................................    43      Vice President, Operations
Timothy L. Main...................................    38      Vice President, Business Development
Frank Krajcirovic.................................    48      Vice President, Quality Control
Paul H. Bittner...................................    51      Vice President, Advanced Engineering
David S. Ebeling..................................    54      Vice President, Procurement
Randon A. Haight..................................    46      Vice President, Business Development, Europe
Chris A. Lewis....................................    36      Treasurer
Lawrence J. Murphy*...............................    54      Director
Mel S. Lavitt.....................................    59      Director
Steven A. Raymund*................................    41      Director

---------------------
* Members of the Compensation Committee

         Mr. Morean has served as Chief Executive Office and Chairman of the Board since 1988 and as a director since 1978. Mr. Morean joined the Company in 1977 and assumed management of day-to-day operations the following year. Prior to serving as Chief Executive Officer and Chairman of the Board, Mr. Morean served as President and Vice President and held various operating positions.

         Mr. Sansone has served as President of the Company since September 1988 and as a director since 1983. Mr. Sansone joined the Company in 1983 as one of its Vice President. Prior to joining the Company, Mr. Sansone was a practicing attorney.

         Mr. Rapp has served as Chief Financial Officer since August 1988 and as a director since September 1988. Mr. Rapp joined the Company in 1983 as Controller and was promoted to Treasurer in 1984. Prior to joining the Company, Mr. Rapp was the Corporate Controller for Van Pelt Corporation, a wholesale distributor of steel tubing products. Before joining Van Pelt, Mr. Rapp was a certified public accountant with the accounting firm of Ernst & Ernst.

         Ms. Moore has served as Corporate Secretary and General Counsel since joining the Company in March 1989. Prior to joining the Company, Ms. Moore was the Corporate Counsel to El Camino Resources, a capital equipment lessor, from March 1987 to March 1989. Before joining El Camino Resources, Ms. Moore was Assistant General Counsel at NFC Leasing and CMI Corporation, both capital equipment lessors.

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

         Mr. Krajcirovic has been Vice President, Quality Control since June 1988. Mr. Krajcirovic joined the Company in 1982 as a Quality Engineer, was promoted to Manager of Quality in 1983, and was promoted to Director of Quality in September 1987. Prior to joining the Company, Mr. Krajcirovic held various reliability engineering positions with Massey Ferguson, Inc., a farm equipment manufacturer, and Fundimensions, Inc., Lionel Division, a toy manufacturer.

         Mr. Bittner has been Vice President, Advanced Engineering since January 1992. Mr. Bittner joined the Company in 1986 as Manufacturing Engineering Manager, was promoted to Director of Manufacturing Engineering in April 1987, and was promoted to Vice President, Manufacturing Engineering, in June 1988. Prior to joining the Company, Mr. Bittner held various positions with United Technologies Automotive Electronics Group.

         Mr. Ebeling joined the Company as Vice President, Procurement in November 1992. Prior to joining the Company, he held the position of Director of Procurement, Quality & Traffic at NEC Technology, a manufacturer of personal computers, printers and monitors from July 1988 to November 1992. He also held the position of Director of Materials at Eastman Kodak from 1986 until July 1988, and held similar positions at Unisys, Wang Labs and Motorola prior to 1986.

         Mr. Haight has served as Vice President, Business Development, Europe since May 1992. Mr. Haight joined the Company as a Project Manager in July 1989. Prior to joining the Company, Mr. Haight was the President of Cardinal Automotive, an automobile customizer, from December 1987 to July 1989. Before joining Cardinal Automotive, Mr. Haight was a Group Manager at Terry Barr Sales, Inc., a manufacturers' representative to the automotive industry.

         Mr. Lewis joined the Company as Treasurer in June 1995. From July 1989 to May 1995, Mr. Lewis was U.S. Controller of Peek PLC, a high technology manufacturing group. Prior to July 1989, Mr. Lewis was with the accounting firm of KPMG Peat Marwick and is a certified public accountant.

         Mr. Murphy has served as a director of the Company since September 1989. In March 1992, Mr. Murphy was elected a director of Core Industries, a diversified conglomerate where he has held various executive level positions since 1981, currently as Executive Vice President and Secretary. Prior to joining Core Industries, Mr. Murphy was a practicing attorney at the law firm of Bassey, Selesko, Couzens & Murphy, P.C. and a certified public accountant with the accounting firm of Deloitte & Touche.

         Mr. Lavitt has served as a director of the Company since September 1991. Mr. Lavitt has been Managing Director at the investment banking firm of Unterberg Harris since August 1992. From June 1987 until

August 1992, Mr. Lavitt was President of Lavitt Management, a business consulting firm. From 1978 until June 1987, Mr. Lavitt served a an Administrative Managing Director for the investment banking firm of L.F. Rothschild, Unterberg, Towbin, Inc.

         Mr. Raymund has served as a director of the Company since January 1996. Mr. Raymund began his career at Tech Data Corporation in 1981 as Operations Manager; he became Chief Operating Officer in 1981 and reached the position of Chief Executive Officer in 1986. Since 1991 he has also served as Chairman of Tech Data Corporation's board of directors.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16 (a) of the Exchange Act of 1934, as amended ("Section 16
(a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. The Company is currently reviewing its records to determine whether the Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with for the fiscal year ended August 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

                            SUMMARY COMPENSATION TABLE

         The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers who received in excess of $100,000 during the last fiscal year, (the "Named Executive Officers"), information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the fiscal years ended August 31, 1996, 1995 and 1994.

                                                                        ANNUAL COMPENSATION(1)
                                                                   -------------------------------        ALL OTHER
                                                       FISCAL                                            COMPENSATION
            NAME AND PRINCIPAL POSITION                 YEAR         SALARY($)          BONUS($)          ($) (2)
---------------------------------------------------   -------      -------------       -----------      --------------
William D. Morean..................................     1994          $200,000                  --          $4,094
   Chief Executive Officer                              1995           200,000                  --           3,709
                                                        1996           200,000            $400,000           8,012
Thomas A. Sansone..................................     1994           200,000                  --           6,029
   President                                            1995           200,000                  --           3,925
                                                        1996           200,000             400,000           8,156
Ronald J. Rapp.....................................     1994           130,000                  --           2,779
   Chief Financial Officer                              1995           130,000              14,978           2,679
                                                        1996           130,000             121,015           6,225
Timothy L. Main....................................     1994           133,287              60,932           3,945
   Vice President, Business Development                 1995           135,000              77,232           3,671
                                                        1996           135,000             123,340           8,797
Randon A. Haight...................................     1994           153,000              46,422           3,863
   Vice President, Business Development,                1995           153,000              38,041           3,427
   Europe                                               1996           162,642              47,017           8,387

--------------------------
(1) Compensation deferred at the election of executive is includable in the year earned.
(2) Includes amounts awarded pursuant to the Company's Profit Sharing and 401(k) Plan and life insurance premiums. For fiscal 1994 such amounts were, respectively: Morean $3,962 and $132; Sansone $5,825 and $204; Rapp $2,575 and $204; Main $3,813 and $132; and Haight $3,659 and $204. For fiscal 1995 such amounts were respectively: Morean $3,577 and $132; Sansone $3,577 and $348; Rapp $2,475 and $204; Main $3,539 and $132; and Haight $3,223 and
     $204. For fiscal 1996 such amounts were respectively: Morean $7,808 and $204; Sansone $7,808 and $348; Rapp $6,021 and $204; Main $8,665 and $132;
     and Haight $8,039 and $348.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The following table shows stop options exercised by Named Executive Officers during fiscal year 1996, including the aggregate value of gains on the date of the exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's Common Stock.

                                 NUMBER OF SECURITIES
                                      UNDERLYING                   VALUE OF UNEXERCISED
                                  UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                 AT AUGUST 31, 1996(1)             AT AUGUST 31, 1996(2)
                             -----------------------------    --------------------------------
           NAME               EXERCISABLE   UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
-----------------------      ------------  ---------------    --------------   ---------------
William D. Morean                    --               --        $    --         $        --
homas A. Sansone                     --          640,200             --           6,722,100
Ronald J. Rapp                       --          125,000             --           1,312,500
Timothy L. Main                      --           62,520             --             657,825
Randon A. Haight                     --           61,600             --             697,312

------------
(1) No options were exercised by any Named Executive Officer during the fiscal year ended August 31, 1996.
(2) Based on the closing price of the Company's Common Stock on August 31, 1996 of $12.25 (U.S.), less the exercise price of the option.


COMPENSATION OF DIRECTORS

         Each non-employee director receives $5,000 per calendar quarter and is entitled to reimbursement for expenses incurred in connection with his attendance at Board of Directors meetings and committee meetings. Non- employee directors are also eligible to receive stock option grants pursuant to the Company's 1992 Stock Option Plan.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee was formed in November 1992 and is currently composed of Messrs. Raymund and Murphy. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries.

         No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT
                          AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of December 6, 1996 for the following: (i) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. The mailing address for each stockholder listed in the following table is c/o Jabil Circuit, Inc., 10800 Roosevelt Blvd., St. Petersburg, Florida 33716. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by them.


                                                                         SHARES BENEFICIALLY           PERCENTAGE
                          BENEFICIAL OWNER                                  OWNED(1)                BENEFICIALLY OWNED
----------------------------------------------------------------------   ---------------------     ---------------------
William D. Morean (2)................................................         7,495,762                   41.8%
Audrey M. Petersen (3)...............................................         3,680,250                   20.5%
Thomas A. Sansone (4)................................................         1,469,450                    8.2%
Ronald J. Rapp (5)...................................................           147,500                     *
Timothy L. Main (6)..................................................            82,000                     *
Randon A. Haight (7).................................................            62,065                     *
Lawrence J. Murphy (8)...............................................            35,000                     *
Mel S. Lavitt (9)....................................................            33,000                     *
Steven S. Raymund (10)...............................................             2,000                     *
All directors and executive officers as a                                     9,355,491                   52.2%
   group (16 persons) (11)...........................................

---------------------------
*     Less than one percent.
(1) Applicable percentage ownership is based on 17,907,003 shares of Common Stock outstanding as of December 6, 1996, together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of Common Stock subject to options that are presently exercisable or exercisable within 60 days of December 6, 1996 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person. To the extent that any shares are issued upon exercise of options, warrants or other rights to acquire the Company's capital stock that are presently outstanding or granted in the future or reserved for future issuance under the Company's stock plans, there will be further dilution to new public investors.
(2) Includes (i) 3,319,000 shares held by the William E. Morean Residual Trust as to which Mr. Morean and Ms. Petersen share voting and dispositive power as members of the Management Committee created under the Trust. Ms. Petersen is also a co-trustee of the Trust; (ii) 42,113 shares held by Morean Management Company of which Mr. Morean is President; (iii) 4,123,524 shares held by Cheyenne Holding Limited, a limited partnership of which Morean Management Company is the sole general partner; (iv) 606,253 shares held by Morean Limited Partnership, a North Carolina Limited Partnership of which Mr. Morean is a [limited partner]; and (v) 11,125 shares owned by Mr. Morean's spouse. Mr. Morean disclaims beneficial ownership of all shares held by the William E. Morean Residual Trust, the Morean Management Company; Cheyenne Holding Limited and the Morean Limited Partnership except to the extent of his pecuniary interest therein.

(3) Includes (i) 3,319,000 shares held by the William E. Morean Residual Trust as to which Mr. Morean and Ms. Petersen share voting and dispositive power as members of the Management Committee created under the Trust. Ms. Petersen is also a co-trustee of the Trust; and (ii) 361,250 shares held by the Morean Limited Partnership, a North Carolina Limited Partnership, the sole general partner of which is Morean-Petersen, Inc. Ms. Petersen is the President of Morean-Petersen, Inc. Mr. Peterson disclaims beneficial ownership of all shares of the William E. Morean Residual Trust and the Morean Limited Partnership except to the extent of his pecuniary interest therein.
(4) Includes (i) options to purchase 640,200 shares exercisable within 60 days of December 6, 1996; (ii) 8,293 shares held by TAS Management, Inc. of which Mr. Sansone is President; and (iii) 820,957 shares held by TASAN Limited Partnership, a limited partnership of which TAS Management, Inc. is the sole general partner. Mr. Sansone disclaims beneficial ownership of all shares held by TAS Management, Inc. and TASAN Limited Partnership except to the extent of his pecuniary interest therein.
(5) Includes options to purchase 125,000 shares exercisable within 60 days of December 6, 1996.
(6) Includes options to purchase 62,520 shares exercisable within 60 days of December 6, 1996.
(7) Includes options to purchase 61,600 shares exercisable within 60 days of December 6, 1996.
(8) Includes options to purchase 33,000 shares exercisable within 60 days of December 6, 1996.
(9) Represents options to purchase 33,000 shares exercisable within 60 days of December 6, 1996.
(10) Includes options to purchase 2,000 shares exercisable within 60 days of December 6, 1996.
(11) Includes options to purchase 1,022,120 shares exercisable within 60 days of December 6, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         William D. Morean, the Company's Chairman of the Board and Chief Executive Officer and a principal stockholder of the Company, and Thomas A. Sansone, the Company's President and a director, have jointly and severally guaranteed repayment of the $4 million 1988 industrial revenue bond up to the entire amount due and payable (approximately $2.45 million at August 31, 1996) and the approximately $3.4 million mortgage on the Company's Auburn Hills, Michigan facility (approximately $2.6 million was outstanding at August 31, 1996). Mr. Morean, Audrey M. Petersen, Mr. Morean's mother and a principal stockholder of the Company, and Beth M. Manning, Mr. Morean's sister and a principal stockholder of the Company, have jointly and severally guaranteed repayment of the $1.88 million 1983 industrial revenue bond which financed construction of the Company's St. Petersburg facility up to the entire amount due and payable (approximately $226,000 on August 31, 1996). Messrs. Morean and Sansone and Ms. Petersen and Manning did not receive any payments or other consideration in return for their guarantees.

         On October 26, 1995, the Company completed a firm commitment underwritten public offering of shares of Common Stock. The lead underwriter of the underwriting syndicate which was engaged to effect such public offering was Unterberg Harris. Mel Lavitt, a director of the Company, is managing director of Unterberg Harris.

         All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will continue to be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following items are filed as part of the report:

3.       Exhibits

         21.1     List of Subsidiaries of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of October 1997.

                                    JABIL CIRCUIT,  INC.
                                    (Registrant)

                                    By:  /s/ RONALD J. RAPP
                                         ---------------------------------------
                                             Ronald J. Rapp
                                         Chief Financial Officer and Director
                                    (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Act of 1934, this Amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1996 has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                              TITLE                                   DATE
---------------------------------------         ---------------------------------------------------    -----------------
*/s/  WILLIAM D. MOREAN                         Chief Executive Officer                                October 16, 1997
---------------------------------------         (Principal Executive Officer) and Chairman of
      William D. Morean                         the Board


*/s/  THOMAS A. SANSONE                         President and Director                                 October 16, 1997
---------------------------------------
      Thomas A. Sansone


/s/   RONALD J. RAPP                            Chief Financial Officer and Director                   October 16, 1997
---------------------------------------         (Principal Financial and Accounting Officer)
      Ronald J. Rapp


*/s/  STEVEN A. RAYMUND                         Director                                               October 16, 1997
---------------------------------------
      Steven A. Raymund


*/s/  LAWRENCE J. MURPHY                        Director                                               October 16, 1997
---------------------------------------
      Lawrence J. Murphy


*/s/  MEL S. LAVITT                             Director                                               October 16, 1997
---------------------------------------
      Mel S. Lavitt


*By: /s/  RONALD J. RAPP
---------------------------------------
          Ronald J. Rapp
         (Attorney-in-Fact)