Form 10-K
period 1997-08-31
JABIL CIRCUIT INC
filed 1997-12-01
CIK 898293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark one)

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the NASDAQ National Market on October 31, 1997) was approximately $971,497,581. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on October 31, 1997, was 37,028,152. The Company does not have any non-voting stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on January 22, 1998 is incorporated by reference in
Part III of this Annual Report on Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

         This Business discussion contains trend analysis and a number of forward-looking statements. These statements are based on current expectations and actual results may differ materially. Among the factors that could cause actual results to vary are those described in the section Factors Affecting Future Results.

THE COMPANY

         Jabil Circuit, Inc. ("Jabil" or the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, computer peripherals, automotive and consumer industries. Jabil's business strategy is to create and support long-term manufacturing partnerships with leading electronics companies in growth industries. The Company executes this strategy by offering its customers a complete turnkey solution, including circuit and production design; component selection, sourcing and procurement; automated assembly; design and implementation of product test; and shipment to end-users. Jabil's turnkey approach enables customers to transfer virtually all internal manufacturing responsibilities to the Company. Management believes the Company is a leader in offering expanded turnkey services such as circuit and production design and in the early implementation of new manufacturing technologies.

         The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. Jabil is organized in resource and product line-dedicated business units that the Company refers to as "work cells". Management believes this work cell structure promotes a high level of responsiveness to customers and facilitates highly responsive global, multi-location production that is adaptive to changing customer needs.

         The Company currently conducts operations in Scotland, Malaysia and in three regions of the United States, and is in the process of opening an operation in Mexico. The Company believes that localized global production is an important factor in mitigating risks of inventory obsolescence for global customer products and reducing logistic costs such as freight and duty.

         The Company was incorporated in Delaware on February 21, 1992 to succeed to the business of a Michigan Corporation named "Jabil Circuit Co., Inc." that was incorporated in 1969. Unless the context otherwise requires, the "Company" and "Jabil" refer to Jabil Circuit, Inc., a Delaware corporation, its predecessor and its subsidiaries. The Company's executive offices are located at 10800 Roosevelt Boulevard, St. Petersburg, Florida 33716, and its telephone number is (813) 577-9749.

INDUSTRY OVERVIEW

         The contract manufacturing industry has seen rapid growth over the past several years as an increasing number of electronics companies have chosen or adopted an external manufacturing strategy. This growth has been also been impacted by OEMs divesting of internal manufacturing capacity. Other factors driving OEMs to favor contract manufacturing outsourcing include:

         Reducing product cost. Contract manufacturers have the ability to manufacture products at a reduced total cost to OEMs. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

         Accelerating product time-to-market. Contract manufacturers have the ability to deliver accelerated production start-ups and high efficiencies in transferring new products into production. In addition, contract manufacturers have the ability to rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

         Access to advanced technologies. Customers of contract manufacturers have access to advanced technologies in manufacturing processes, as well as circuit and production design. Circuit and production design services offer customers significant improvements in the performance, cost and manufacturability of products.

         Reducing capital investment in manufacturing. OEMs are increasingly electing to lower their investment in inventory, buildings and machinery used in manufacturing and choosing instead to allocate capital to other activities such as marketing and research and development. This shift in capital deployment has placed a greater emphasis on utilizing external manufacturing specialists.

         Improving inventory management and purchasing power. Contract manufacturers have the ability to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of the operations and continuous interaction with the material marketplace.

STRATEGY

         The Company's objective is to expand its position as a global provider of electronic manufacturing services. Key elements in meeting this objective include:

         Long-term Relationships. The core strategy of the company is to establish itself with leading electronics companies in expanding industries that have the critical mass and growth goals to take advantage of highly automated, continuous flow manufacturing, and global manufacturing when advantageous. Since Jabil derives most of its growth in revenue from its existing customer base, the Company strives to maintain long-term, mutually beneficial relationships with its customers. Jabil offers customers a complete turnkey solution, including circuit and production design; component selection, sourcing and procurement; automated assembly; design and implementation of product test; system assembly, order configuration and distribution to end users. Jabil's turnkey approach enables a customer to transfer virtually all-internal manufacturing and distribution responsibilities to the Company.

         Work Cell Structure. Jabil is organized in a decentralized, functionally-matrixed organization. In this structure each customer's line of business is produced with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. Jabil refers to these decentralized business-units as "work cells." Each Business Unit Manager, who is the direct interface with the customer, manages their own customer work cell. Management believes the work cell structure promotes an increased responsiveness to customer needs, particularly as that relationship grows to multiple production locations.

         Systems Assembly and Order Fulfillment. Management believes systems assembly and order fulfillment are services that can reduce product cost and risk of product obsolescence by reducing total work in process and finished goods inventory. The Company offers systems assembly at multiple locations as well as direct order fulfillment (direct shipment to the end customer) services.

         Parallel Global Production. The Company believes its customers need to produce the same products simultaneously in different markets of the world. Jabil believes that parallel global production is a key strategy to reduce obsolescence risk, secure the lowest landed cost and simultaneously supply products of equivalent or comparable quality throughout the world. In order to accommodate this need, the Company has significantly added to its manufacturing space in Scotland, Malaysia and the United States. In addition, Jabil is increasing manufacturing resources in North America by establishing a Guadalajara, Mexico plant.

MANUFACTURING SERVICES

THE JABIL APPROACH TO MANUFACTURING

         In order to achieve high levels of manufacturing performance, the Company has adopted the following approach:

         Work Cells. The Company organizes manufacturing activities on the basis of work cells operating under the leadership of business unit managers. Each work cell has dedicated production lines consisting of equipment, production workers, supervisors and engineers. A work cell is typically dedicated to the needs of a single customer line-of-business and is empowered to formulate strategies tailored to its customer's needs. The work cell approach enables the Company to grow incrementally without disrupting the production of other work cells and without significantly adding to management bureaucracy. As a result, work cell members have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership.

         Business Unit Managers. A Jabil Business Unit Manager coordinates all financial, manufacturing and engineering commitments for each customer relationship. Managers have the authority to develop customer relationships; make design strategy decisions and production commitments; establish pricing and implement production and circuit design changes. Business unit managers are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These managers operate autonomously, with responsibility for the development of customer relationships and direct profit and loss accountability for work cell performance.

         Continuous Flow. The Company uses a highly automated, "continuous flow" approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. (This process is in contrast to a "batch" approach, where individual pieces of assembly equipment are operated as freestanding work-centers.) Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing. The elimination of queue times prior to sequential operations result in increased manufacturing velocity, which improves production efficiencies and shortens quality feedback loops.

         Computer Integration. The Company supports all aspects of its manufacturing activities with computerized control and monitoring systems. Component inspection and vendor qualities are monitored electronically. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resources Planning ("MRP") system, providing instantaneous visibility to material availability and real-time tracking of work in process. Manufacturing processes are supported by a real-time, computerized statistical process control ("SPC") system. In-circuit test, functional test and final burn-in are all monitored and analyzed using other proprietary systems. Production design centers located in each domestic facility are supported by advanced CAD/CAE systems. These CAD/CAE systems support automated test design and using Jabil's proprietary computer-integrated manufacturing software, manufacturing equipment programming. Many of the Company's computer systems are networked, allowing a sharing of data and programs. For example, employees in Florida can instantaneously access data relating to Jabil's operations in other locations. More importantly, the Company's customers can remotely access the Company's computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data for their products. See "Technology."

The Company also utilizes an electronic commerce system/electronic data interchange ("EDI") with customers and suppliers to implement a variety of supply chain management programs. The Company's customers utilize the EDI supply chain management to share demand and product forecasts and deliver purchase orders. The Company uses the EDI system with suppliers for just-in-time delivery, supplier-managed inventory, and consigned supplier-managed inventory.

The Company is in the process of installing a new enterprise resource planning system ("ERP System") that will replace the current Manufacturing Resource Planning ("MRP") system and financial information systems. This system is believed to be "Year 2000 Compliant". The Company is also identifying and implementing changes to its other information systems in order to make them compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

DESIGN ACTIVITIES

         Circuit Design. The Company provides circuit design activities for certain of its customers. Circuit design involves the creation of electronic circuit architecture, which ordinarily includes application specific integrated circuit ("ASIC") design or selection and implementation, circuit function and speed analysis, schematic development, net list generation and firmware development. The Company's circuit design activities have resulted in designs for video set-top boxes, personal computers, notebook computers, consumer appliance controls, workstation I/O (input/output) cards, cellular telephone accessories, and electronic products for use in automotive applications. The resulting products are usually offered to customers on an exclusive basis in exchange for customer's commitment to use Jabil to manufacture the product. The goals of the Company's circuit design activities are to create a more stable stream of volume turnkey manufacturing and an elevated level of strategic partnering with principal customers. The Company has testing and validation capability to accelerate the time to market of products designed internally and externally.

         Production Design. The Company engages in significant production design activities. Production design is the process of designing the circuit board using CAD and CAE tools, concurrently with component package selection and the development of the bill of materials, approved vendors list, assembly equipment configuration and processes, solder processes, in-circuit test and functional test, test fixture design, "burn-in" and reliability monitoring plan. The production design process improves manufacturability and generally eliminates conflicts between disciplines while the product is still in the design phase. Overall board costs are considered in connection with assembly costs, materials costs and availability, process yield considerations and targeted sources for board production. In this way, total costs can be minimized prior to production launch. Management believes the Company's production design process reduces product cost and accelerates time-to-volume production. The process generally includes computer simulation and optimization of electrical signal speed and circuit timing, simulation of thermal characteristics and minimization of radio frequency interference ("RFI") emissions. This computer simulation activity greatly reduces the risks of subsequent engineering revisions and enhances attainment of time to volume production goals.

         Industrial/Mechanical Design. The Company offers Industrial and Mechanical Design to its customers. Plastic and metal enclosures designed to house printed circuit assemblies are the typical output of this activity. When coupled with circuit and production design, this service provides complete turnkey product support for OEMs. Industrial and Mechanical Design includes conceptual design, industrial design, mechanical design, supplier selection, prototype parts using stereolithography ("SLA") or metal fabrication, tooling management, compliance certification management and volume assembly management, all tightly integrated with the Jabil production work cell.

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

SYSTEM ASSEMBLY AND TEST

         The Company offers system assembly and test services to its customers. The Company maintains significant system assembly capacity and has seen this portion of the business grow as an extension to the assembly of circuit boards. This process involves the assembly of higher level sub-systems and systems incorporating printed circuit boards. In some cases, the final product is shipped directly to the end-user.

TECHNOLOGY

         The Company believes that its experience and expertise in advanced manufacturing technologies and its investment in state-of-the-art manufacturing equipment are a significant competitive advantage, enabling Jabil to provide customers with reliable and high-quality leading edge products and processes. Among the technologies in which the Company has invested are:

         Surface Mount Technology. Surface mount technology ("SMT") is a method of assembling printed circuit boards on which components are fixed directly to the surface of the board instead of being inserted and soldered into plated holes in the board (the latter method being commonly known as "pin through hole" or "PTH"). SMT offers the advantages of miniaturization and significant cost reductions. The higher density also allows shorter signal lengths, with resulting increases in signal speed potential and thermal performance. SMT packages are generally more resistant to vibration and often broadcast lower levels of electrical emissions which cause radio frequency interference.

         Tape Automated Bonding. Tape automated bonding ("TAB") technology is a complementary process to SMT and involves the use of semiconductors that are attached to a gold or tin-plated copper lead frame using a complex bumping and thermocompression mass bonding method. The result is a component that can be directly mounted on the surface of the circuit board and that can be electrically tested prior to assembly onto the substrate. TAB is well suited for applications involving high manufacturing volumes, high lead counts, component pre-testing and high electrical speeds.

         Ball Grid Array. Ball grid array ("BGA") utilizes an array of solder bumps across the underside of the package versus fine-pitch leads that are exposed around the component perimeter. The BGA package design is more durable than fine-leaded quad flat package ("QFP") components and has proven to be manufacturable with higher yields.

         Chip Scale Packages, Micro-Surface Mount Technology, Micro-Ball Grid Array ("Chip Scale Packages", "Micro-SMT" and "Micro-BGA"). Chip Scale Packages, Micro-SMT and Micro-BGA packages are a selection of the recently emerging miniature package styles. These reduced size packages are a further reduction of the smaller footprint created by BGA and approach the density of Flip Chip. These packages are fully SMT compatible, can be economically tested prior to assembly, and are well-suited for small form factor, high density, SMT circuitry typical of portable products.

         Flip Chip / Direct Chip Attach. Flip chip or direct chip attach technology is the assembly technology that, in the opinion of management, provides users with the smallest size, high performance package which is commercially practical. Jabil is developing technology that makes flip chip attach compatible with standard surface mount processes. The silicon die is attached directly to the substrate by means of miniature solder bumps. The Company's research activities in this area are subsidized in part by a government-sponsored Low Cost Flip Chip Program composed of process-specific industry participants.

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

         Reflow Solder of Mixed Technology Circuit Boards. Reflow soldering of PTH devices utilizing SMT soldering processes (sometimes referred to as "Mixed Technology Reflow" or "Reflow/reflow") involves the placement of PTH devices through solder paste, with subsequent reflow using SMT processes to form solder joints. Mixed Technology Reflow eliminates design miniaturization constraints required by conventional wave solder processes used for PTH devices, allows surface-mounted devices to be soldered using the higher yielding reflow processes, and reduces processing costs. Mixed Technology Reflow requires significant product-specific materials engineering, design of the substrate for the process and specialized reflow soldering techniques.

         Application Specific Robotic Assembly. Application specific robotic assembly ("Robotics") involves the use of computer-controlled robotic arms with custom-designed transfer mechanisms, feeders, sensors and grippers to perform assembly functions ordinarily performed manually. Although intensive in capital and engineering, the use of Robotics to replace manual operations promotes higher yields, relieves assemblers from repetitive motion injuries and offers significant cost reduction for long-lived products.

         Computer Integrated Manufacturing. Computer integrated manufacturing ("CIM") involves the direct link of CAD data to computer-controlled assembly and test equipment used to produce the product. By directly linking CAD data files to production machines, waste generated in adjusting processes is reduced, higher levels of mechanical precision are attained in placement and test fixturing programs, and generally, cost is lowered with improved time to volume production.

CUSTOMERS AND MARKETING

         The Company's revenue was distributed over the following significant industry segments:

                          SIGNIFICANT INDUSTRY SEGMENTS

                                                                       YEAR ENDED AUGUST 31
                                                                       --------------------
                                                              1995              1996              1997
                                                              ----              ----              ----
Communications.......................................          20%               30%              51%
Personal Computers...................................          46%               36%              21%
Computer Peripherals.................................          23%               25%              16%
Automotive and other.................................          11%                9%              12%

         A small number of customers have historically comprised a major portion of the Company's net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to customers who accounted for more than 10% of net revenue in any respective period:

                            PERCENTAGE OF NET REVENUE

                                                                       YEAR ENDED AUGUST 31
                                                                       --------------------
                                                              1995              1996              1997
                                                              ----              ----              ----
Hewlett Packard Company..............................          28%               20%              15%
NEC Technologies, Inc................................          14%               15%                *
Quantum Corporation..................................          17%               23%              10%
3Com.................................................            *               11%              21%
Cisco Systems Inc.  .................................            *               10%              20%
* less than 10% of net revenues

        In fiscal 1995, 1996 and 1997, 18 customers accounted for substantially all the Company's net revenue. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions or delays in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company or that the Company will not terminate arrangements with customers. Any such termination of a manufacturing relationship by the Company or its customers or change, reduction or delay in orders could have a material adverse effect on the Company's results of operations. See note 8 of Notes to Consolidated Financial Statements.

         The Company has pursued diversification of its customer base and sought multiple customers in the markets it serves. The Company's principal sources of new business are the expansion of existing relationships, referrals, and direct sales through its 32 business unit managers and executive staff. The Company does not rely on sales or manufacturers' representatives. Business unit managers, supported by the executive staff, identify and attempt to develop relationships with potential customers who meet a certain profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, business unit managers are responsible for ongoing management of production for their customers.

         The Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the communications, personal computer, computer peripherals, and automotive industries. These industries have been characterized by rapid technological change, short product life cycles, pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting the communications, personal computer, computer peripherals, and automotive industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations. In addition, the Company generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected.

INTERNATIONAL EXPANSION

         A key element in the Company's strategy is to provide localized production of the global products produced for OEMs in the major consuming regions of the European Community and Asia. In order to offer this localized production, in fiscal 1993 the Company established a manufacturing facility in Livingston, Scotland, which began volume production in May 1993. The Scotland facility targets existing European customers, those North American customers having significant sales in the European Community and potential European customers who meet the profile discussed above. Additionally, the Company began volume production in October 1995, in Penang, Malaysia. This location enables the Company to provide manufacturing services to the Asian market from an Asian location in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers. In order to increase capacity both in Europe and in the Asian market, the Company has expanded both locations, and expects to be in larger, newly completed facilities in the early portion of fiscal 1998. See note 3 of Notes to Consolidated Financial Statements.

         As an addition to the North American market, the Company commenced construction of a manufacturing facility in Guadalajara, Mexico in fiscal 1997. This operation will allow for continued expansion in North America, while providing a competitive cost structure and close proximity to the United States market. The Company has completed construction of a facility in this location in early fiscal 1998.

         The Company's international operations may be subject to a number of other risks, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, and burdens of complying with a wide variety of foreign laws. In addition, net-operating losses incurred by foreign operations cannot be utilized by the Company to reduce U.S. income taxes.

COMPETITION

         Competition in the contract manufacturing industry is intense. The Company competes against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Avex, Inc., and Flextronics International. In addition, the Company may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, contract manufacturing services. Several of the Company's competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company also faces competition from the manufacturing operations of its current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the merits of external manufacturing.

         The Company believes that the primary bases of competition in its targeted markets are capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time to volume production, reliable delivery and regionally dispersed manufacturing. Management believes the Company competes favorably with respect to these factors. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors in the future.

BACKLOG

         The Company's order backlog at August 31, 1997 was approximately $450 million, compared to backlog of $210 million at August 31, 1996. Although the backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of the Company's relationships with its customers, it frequently allows customers to cancel or reschedule deliveries. Although the Company may seek to negotiate fees to cover the costs of such cancellations or rescheduling, it may not be successful in doing so.

         The level and timing of orders placed by a customer of the Company varies due to the customer's attempts to balance its inventory, design changes, changes in the customer's manufacturing strategy, acquisitions of or consolidations among customers and variation in demand for the customer's products due to, among other things, product life cycles, competitive conditions or general economic conditions. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and other expenses in order to meet the anticipated demand of its customers. Anticipated orders from the Company's customers have, in the past, failed to materialize in certain instances or delivery schedules have been deferred as a result of changes in the customer's business needs, thereby adversely affecting the Company's results of operations. On other occasions, customers have required rapid increases in production, which have placed an excessive burden on the Company's resources. Such customer order fluctuations and deferrals have had a material adverse effect on the Company's results of operations in the past, and there can be no assurance that the Company will not experience such effects in the future.

RESEARCH AND DEVELOPMENT

         To meet the increasingly sophisticated needs of its customers, Jabil continually works to develop and refine new manufacturing processes, enhance production design and develop new circuit designs. For fiscal 1995, 1996 and 1997, the Company expended $1,819,000, $2,112,000, and $3,117,000, respectively, on research and development activities. To date, substantially all of the Company's research and development expenditures have related to internal research and development activities.

MANUFACTURING PROCESSES

         The Company conducts research and development in connection with the development and refinement of new manufacturing processes that the Company believes have near-term commercial potential. This research and development activity, which is accounted for as a research and development expense, is performed primarily at Jabil's advanced engineering facility in San Jose, California. Other manufacturing process developments and refinements are made in connection with providing manufacturing services for particular customers and related expenses are charged to cost of revenue.

PRODUCTION DESIGN

         The Company performs research and development for its customers in connection with providing production design. This ongoing research and development is associated with providing manufacturing services to these customers and is charged to cost of revenue.

CIRCUIT DESIGN

         From time to time, the Company performs research and development related to new products on a project-by-project basis. The research and development consists of design of the circuit board assembly and the related production design necessary to manufacture the circuit board assembly in the most cost-effective and reliable manner. The Company expenses these costs to research and development expense.

         The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing process development. The Company is continually evaluating the advantages and feasibility of new manufacturing processes, such as TAB, chip on board and thin substrate processes. The Company believes that its future success will depend upon its ability to develop and market manufacturing services that meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that the Company's process development efforts will be successful.

COMPONENTS

         The Company procures components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all the products manufactured by Jabil require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. The Company attempts to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, the Company attempts to arrange for alternative sources of supply, where available, or defers planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of certain electronic components, particularly memory and logic devices. There can be no assurance that such shortfalls will not have a material adverse effect on the Company's results of operations in the future.

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

         The Company licenses some technology from third parties that it uses in providing manufacturing services to its customers. The Company believes that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant to Jabil non-exclusive, worldwide licenses with respect to the subject technology and terminate upon a material breach by the Company.

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

EMPLOYEES

         As of August 31, 1997, the Company had 3,661 full-time employees. This compares to 2,649 full-time employees at August 31, 1996. None of the Company's employees is currently represented by a union.

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

GEOGRAPHIC INFORMATION

         The information regarding revenue, operating profit, identifiable assets and export sales set forth in Note 8 of Notes to Consolidated Financial Statements, set forth elsewhere herein, is hereby incorporated by reference into this Part I, Item 1.

ENVIRONMENTAL

         The Company is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Although the Company believes that it is currently in substantial compliance with all material environmental regulations, any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expense to comply with environmental regulations.

ITEM 2.  PROPERTIES

         The Company has manufacturing facilities located in the United States, Livingston, Scotland, Penang, Malaysia, and Guadalajara, Mexico. The
Company's leased facilities in Scotland are being replaced by a larger facility owned by the Company. Additionally, in order to accommodate increased growth in the United States, the Company has increased manufacturing space during fiscal 1997 in its Florida location.

A summary of building locations is as follows:

                                Year                         Approximate
Location                      Commenced     Owned/Leased     Square Feet        Description
--------                      ---------     ------------     -----------        -----------
CURRENT FACILITIES

St. Petersburg, Florida         1988          Owned            110,000          High volume mfg.,
                                                                                Corporate office
St. Petersburg, Florida         1997          Owned            125,000          High volume mfg.
St. Petersburg, Florida         1997         Leased             91,000          Systems assembly
St. Petersburg, Florida         1997         Leased             27,000          Operations
Auburn Hills, Michigan          1997         Leased             54,000          High volume mfg.
Auburn Hills, Michigan          1993          Owned            125,000          High volume mfg.
Auburn Hills, Michigan          1993         Leased             30,000          Warehouse
San Jose, California            1987         Leased             21,000          Design/prototype mfg.
Penang, Malaysia                1997          Owned            150,000          High volume mfg.
Guadalajara, Mexico             1997          Owned            150,000          High volume mfg.
Livingston, Scotland            1997          Owned            130,000          High volume mfg.



LEASED FACILITIES TO BE REPLACED BY CURRENT FACILITIES

St. Petersburg, Florida         1995 (1)     Leased             75,000          High volume mfg.
Livingston, Scotland            1994 (2)     Leased             40,000          High volume mfg.
Bathgate, Scotland              1995 (2)     Leased             30,000          High volume mfg.

(1)  Lease expires December, 1997
(2)  Lease expires January, 1998

ITEM 3.  LEGAL PROCEEDINGS

         On May 31, 1997, the Company reached an agreement with Epson of America, Inc. ("Epson") to settle all outstanding claims relating to previous manufacturing agreements between the parties. Such claims arose during fiscal years 1994 and 1995. The actual terms and conditions of the agreement are subject to a confidentiality agreement between the Company and Epson; however, the settlement had no material impact on the Company's results of operations for the fiscal year ended August 31, 1997.

         The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial statements.

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

         On June 17, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, effected in the form of a stock dividend to holders of record on July 8, 1997. This table reflects the impact of the common stock split:

                                                                         HIGH         LOW
                                                                         ----         ---
         YEAR ENDED AUGUST 31, 1996
           First Quarter(September 1, 1995--November 30, 1995)          $11.06       $ 6.00
           Second Quarter(December 1, 1995--February 29, 1996)          $11.50       $ 2.94
           Third Quarter(March 1, 1996--May 31, 1996)                   $ 7.32       $ 3.88
           Fourth Quarter(June 1, 1996--August 31, 1996)                $ 7.00       $ 4.32
         YEAR ENDED AUGUST 31, 1997
           First Quarter(September 1, 1996--November 30, 1996)          $13.63       $ 5.75
           Second Quarter(December 1, 1996--February 28, 1997)          $12.63       $24.69
           Third Quarter(March 1, 1997--May 31, 1997)                   $32.63       $16.50
           Fourth Quarter(June 1, 1997--August 31, 1997)                $60.00       $27.50

         As of August 31, 1997, there were approximately 879 holders of record.

         The Company has never paid cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report.

                                                                YEARS ENDED AUGUST 31,
                                                 ----------------------------------------------------
                                                 1993        1994       1995        1996       1997
                                                 -----       -----      -----       -----      ----

                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Net revenue ................................   $334,662   $375,815   $559,474   $863,285   $978,102
   Cost of revenue ...........................    304,454    351,608    523,338    790,311    857,245
                                                 --------   --------   --------   --------   --------
  Gross profit ...............................     30,208     24,207     36,136     72,974    120,857
   Selling, general and administrative .......     11,812     14,038     17,898     25,456     35,886
   Research and development ..................      1,663      1,768      1,819      2,112      3,117
                                                 --------   --------   --------   --------   --------
  Operating income ...........................     16,733      8,401     16,419     45,406     81,854
   Interest expense, net .....................      3,288      3,470      6,347      7,333      1,612
                                                 --------   --------   --------   --------   --------
  Income before income taxes .................     13,445      4,931     10,072     38,073     80,242
   Income taxes ..............................      5,300      2,363      2,792     13,724     27,745
                                                 --------   --------   --------   --------   --------

  Net income .................................   $  8,145   $  2,568   $  7,280   $ 24,349   $ 52,497
                                                 ========   ========   ========   ========   ========
  Net income per share .......................   $   0.29   $   0.08   $   0.23   $   0.67   $   1.37

  Number of shares used in computing per share
    amounts ..................................     27,784     30,894     31,100     36,334     38,340


                                                                        AUGUST 31,
                                                    -------------------------------------------------
                                                     1993       1994       1995       1996       1997
                                                    ----       ----       ----       ----       ----
                                                                       (IN THOUSANDS)
  CONSOLIDATED BALANCE SHEET DATA:
  Working capital ............................   $ 29,116   $ 27,639   $ 33,333   $115,758   $ 97,349
  Total assets ...............................    115,763    174,318    280,961    299,940    405,903
  Notes payable to bank and current
    installments of long-term obligations ....     20,369     48,562     81,130      2,451      2,475
  Long-term obligations, excluding current
    installments .............................     18,176     18,215     27,932     58,371     50,000
  Net stockholders' equity ...................   $ 47,553   $ 51,231   $ 59,595   $124,234   $181,485

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and a number of forward-looking statements. These statements are based on current expectations and actual results may differ materially. Among the factors that could cause actual results to vary are those described in the section Factors Affecting Future Results.

         The Company provides high volume turnkey manufacturing services using surface mount technology for leading electronics OEMs in the personal computer, disk drive and peripherals, communications, consumer and automotive industries. In turnkey manufacturing, unlike manufacturing on consignment, the Company is responsible for procuring the components utilized in the manufacturing process. The component procurement responsibility requires the Company to provide significant working capital, materials management, purchasing, receiving inspection and stockroom management. This approach transfers the economic risks of materials cost fluctuations, excess scrap and inventory obsolescence to the Company. The Company believes that turnkey manufacturing generates higher net revenue than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on materials-based revenue than on manufacturing-based revenue.

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

         The level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses also affects operating results. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. Jabil generally has idle capacity and reduced operating margins during periods of lower-volume production.

         The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations or financial condition. See note 8 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                                           YEARS ENDED AUGUST 31,
                                                                   -----------------------------------
                                                                       1995        1996         1997
                                                                       ----        ----         ----
Net revenue..........................................                  100.0%     100.0%       100.0%
Cost of revenue......................................                   93.6       91.5         87.6
                                                                       -----      -----        -----
Gross margin.........................................                    6.4        8.5         12.4
Selling, general and administrative..................                    3.2        2.9          3.7
Research and development.............................                    0.3        0.3          0.3
                                                                       -----      -----        -----
Operating income.....................................                    2.9        5.3          8.4
Interest expense, net................................                    1.1        0.9          0.2
                                                                       -----      -----        -----
Income before income taxes...........................                    1.8        4.4          8.2
Income taxes.........................................                    0.5        1.6          2.8
                                                                       -----      -----        -----
Net income...........................................                    1.3%       2.8%         5.4%
                                                                       =====      =====        =====


NET REVENUE

         Net revenue increased 54.3% over fiscal 1995 to $863.3 million in fiscal 1996. The increase was due primarily to an increase in manufacturing services provided to established customers, the addition of five new customers and the addition of new divisions within existing customers. Net revenue increased 13.3% over fiscal 1996 to $978.1 million in fiscal 1997. The increase was due primarily to manufacturing services provided to both new and existing customers, offset by the end of production of certain hard drive products.

         Foreign source revenue represented 21% of net revenue for fiscal 1995 and 31% of net revenue for fiscal 1996. Foreign source revenue in 1997 represented 30% of net revenue reflecting a decrease in exports from the Company's domestic locations.

GROSS MARGIN

         Cost of revenue includes the cost of materials and the cost of labor and manufacturing overhead, as well as provisions for inventory adjustments. The Company's various customers typically require different manufacturing services. Different manufacturing services have different gross margins depending upon (i) the mix of materials costs versus manufacturing costs, and (ii) the Company's experience in manufacturing a particular product. The Company typically realizes better gross margins on manufacturing-based revenue than it does on materials-based revenue, and better gross margins on manufacturing services for products with which it has more experience due to the increased efficiencies achieved over time. Gross margins also fluctuate due to changes in materials costs.

         Gross margin increased from 6.4% in fiscal 1995 to 8.5% in fiscal 1996. Gross margin in 1995 was negatively impacted by write-offs related to an Epson notebook product. The increase in gross margin in fiscal 1996 was due to increased capacity utilization and a shift to more manufacturing-based revenue. Gross margin increased from 8.5% in fiscal 1996 to 12.4% in fiscal 1997 due to a continuing shift toward manufacturing-based revenues and increased capacity utilization. The portion of manufacturing based revenue in fiscal 1997 was significantly higher than in fiscal 1996. The manufacturing based revenue was the largest impact on the gross margin percentage increase from fiscal 1996, or previous fiscal years.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased from 3.2% of net revenue in fiscal 1995 to 2.9% of net revenue in fiscal 1996, while increasing in absolute dollars from $17.9 million in fiscal 1995 to $25.5 million in fiscal 1996. This dollar increase was primarily due to increased staffing to support higher revenue levels. Selling, general and administrative expenses increased from $25.5 million (2.9% of net revenue) in fiscal 1996 to $35.9 million (3.7% of net revenue) in fiscal 1997. This increase was primarily due to increased staffing and related departmental expenses at all the Company's locations along with investments in information systems staff to support the expansion of the Company's business.

RESEARCH AND DEVELOPMENT

         Research and development expenses in fiscal 1996 increased by approximately $0.3 million over fiscal 1995. Research and development expenses in fiscal 1997 increased by $1.0 million , reflecting an increase in design-based activity.

INTEREST EXPENSE

         Net interest expense increased from $6.3 million in fiscal 1995 to $7.3 million in fiscal 1996 due primarily to increased borrowing levels offset by somewhat lower interest rates and a significant reduction of borrowings in the fourth quarter or fiscal 1996. Interest expense decreased to $1.6 million in fiscal 1997 primarily reflecting significantly reduced short-term borrowings and increased income on cash balances. See notes 4 and 5 of Notes to Consolidated Financial Statements.

INCOME TAXES

         The Company's effective tax rate increased from 28% in fiscal 1995 to 36% in fiscal 1996. This increase in the effective tax rate was attributable to the decrease in the availability of net operating losses of foreign subsidiaries. In fiscal 1997, the effective tax rate decreased slightly to 35%, primarily as a result of the granting of a tax holiday for the Company's Malaysian operations. This tax holiday expires in October 2000. See note 6 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS

         The following tables set forth certain unaudited quarterly financial information for the 1996 and 1997 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                          FISCAL  1996                                 FISCAL 1997
                           -----------------------------------------    -----------------------------------------
                              NOV. 30,  FEB. 29,   MAY 31,   AUG. 31,    NOV. 30, FEB. 28,  MAY 31,    AUG. 31,
                               1995       1996      1996      1996         1996     1997     1997       1997
                           ---------   --------  --------    -------    --------  --------  ------   -----------

                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue................  $233,855   $235,628   $219,701  $174,101  $203,070  $222,187  $247,637   $305,208
  Cost of revenue..........   216,537    217,360    201,142   155,272   179,978   195,711   215,603    265,953
                             --------   --------   --------  --------  --------  --------  --------   --------
Gross profit...............    17,318     18,268     18,559    18,829    23,092    26,476    32,034     39,255

  Selling, general and
    administrative.........     5,561      6,070      6,612     7,213     7,727     7,918     9,252     10,989
  Research and development        399        528        576       609       705       804       723        885
                             --------   --------   --------  --------  --------  --------  --------   --------
Operating income...........    11,358     11,670     11,371    11,007    14,660    17,754    22,059     27,381
  Interest expense,net.....     2,663      2,323      1,768       611       658       389       406        159
                             --------   --------   --------  --------  --------  --------  --------   --------
Income before income
  taxes....................     8,695      9,347      9,603    10,396    14,002    17,365    21,653     27,222
    Income tax expense.....     3,480      3,009      3,366     3,869     5,174     6,306     7,081      9,184
                             --------   --------   --------  --------  --------  --------  --------   --------

Net income ................  $  5,215   $  6,338   $  6,237  $  6,527  $  8,828  $ 11,059  $ 14,572   $ 18,038
                             ========   ========   ========  ========  ========  ========  ========   ========
Net income per share......   $   0.16   $   0.17   $   0.17  $   0.17  $   0.23  $   0.29  $   0.38   $   0.47
                             ========   ========   ========  ========  ========  ========  ========   ========
Number of shares used in
  computing net income per
  share....................    33,554     37,040     37,216    37,526    37,884    38,326    38,392     38,760
                             ========   ========   ========  ========  ========  ========  ========   ========

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal years ended August 31, 1995 and 1996, the Company primarily funded operations through borrowings under credit facilities with several banks, a public offering of Common Stock in fiscal 1996, and a private placement of debt in fiscal 1996. During the most recent fiscal year, the Company experienced modest growth in net revenue while still generating cash flows from operations. Cash and cash equivalents decreased from $73.3 million at the 1996 fiscal year end to $45.5 million at 1997 fiscal year end primarily due to the acquisition of property, plant and equipment.

         At August 31, 1997, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities.

         Net cash provided by operating activities for the year ended August 31, 1997 was $69.4 million. This consisted primarily of $52.5 million of net income, $24.9 million of depreciation and amortization and $56.8 million of increases in accounts payable and accrued expenses, offset by $32.1 million of increases in accounts receivable and $31.3 million of increases in inventories.

         Net cash used in investing activities of $93.4 million for the year ended August 31, 1997 was primarily a result of the Company's capital expenditures for equipment and facilities domestically, in Scotland, and in Malaysia to support increased manufacturing activities.

         Net cash used by financing activities of $3.8 million for the year ended August 31, 1997 resulted primarily from $3.6 million proceeds from issuance of common stock under employee stock plans offset by payments of term debt. See notes 4,5 and 7 of Notes to Consolidated Financial Statements.

         The Company believes that current cash balances, available borrowings, and funds provided by operations will be sufficient to satisfy working capital requirements for at least the next 12 months.

                        FACTORS AFFECTING FUTURE RESULTS



VARIABILITY OF OPERATING RESULTS

         The Company's annual and quarterly operating results are affected by a number of factors. The primary factors affecting operating results are the level and timing of customer orders, fluctuations in materials costs and the mix of materials costs versus labor and manufacturing overhead costs. The level and timing of orders placed by customer vary due to the customer's attempts to balance its inventory, changes in a customer's manufacturing strategy and variation in demand for a customer's products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on results of operations due to corresponding changes in the level of overhead absorption. Other factors affecting the Company's annual and quarterly operating results include price competition, the Company's level of experience in manufacturing a particular product, the degree of automation used in the assembly process, the efficiencies achieved by the Company in managing inventories and fixed assets, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor. Any one of these factors or a combination thereof could adversely affect the Company's annual and quarterly results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

         For the fiscal year ended August 31, 1997, the Company's three largest customers accounted for approximately 56% of net revenue and 18 customers accounted for substantially all net revenue. 3Com Corporation ("3Com"), Cisco Systems, Inc. ("Cisco"), and Hewlett Packard Company ("Hewlett Packard"), accounted for approximately 21%, 20%, 15% of net revenue, respectively. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers and Marketing."

LIMITED AVAILABILITY OF COMPONENTS

         Substantially all the Company's net revenue is derived from turnkey manufacturing in which the Company provides both materials procurement and assembly. In turnkey manufacturing, the Company typically bears the risk of component price increases, which could adversely affect the Company's gross profit margins. Almost all the products manufactured by Jabil require one or more components that are available from only a single source. Some of these components are allocated in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly memory and logic devices. Such circumstances have produced significant levels of short-term interruption of the Company's operations in the past. There can be no assurance that such shortfalls will not have a material adverse effect on the Company's results of operations in the future. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Components."

DEPENDENCE ON CERTAIN INDUSTRIES

         The Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the personal computer, computer peripherals, communications and automotive industries. These industries have been characterized by rapid technological change, short product life cycles and have pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting the personal computer, computer peripherals, communications and automotive industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers and Marketing."

VARIABILITY OF CUSTOMER REQUIREMENTS AND CUSTOMER FINANCING

         The level and timing of sales to a customer of the Company varies due to the customer's attempts to balance its inventory, design changes, changes in the customer's manufacturing strategy, acquisitions of or consolidations among customers and variation in demand for its products due to, among other things, product life cycles, competitive conditions or general economic conditions. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than one quarter in advance. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and other expenses in order to meet the anticipated demand of its customers. Anticipated orders from many of the Company's customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in the customer's business needs, thereby adversely affecting the Company's results of operations. On other occasions, customers have required rapid increases in production, which have placed an excessive burden on the Company's resources. Such customer order fluctuations and deferrals have had a material adverse effect on the Company's results of operations in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company generates significant accounts receivables in connection with providing manufacturing services to its customers. If one or more of the Company's customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Backlog."

MANAGEMENT OF GROWTH

         The Company has experienced a period of rapid growth which has placed, and could continue to place, a significant strain on the Company's management, operational and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems, to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

COMPETITION

         Competition in the contract manufacturing industry is intense. The Company competes against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Avex, Inc., and Flextronics International. In addition, the Company may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, contract manufacturing services. Most of the Company's competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company also faces competition from the manufacturing operations of its current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers. See "Business--Competition."

TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT

         The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing process development. The Company is continually evaluating the advantages and feasibility of new manufacturing processes, such as Tape Automated Bonding, chip on board and thin substrate processes. The Company believes that its future success will depend upon its ability to develop and market manufacturing services which meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. There can be no assurance that the Company's process development efforts will be successful. See "Business--Technology" and "Research and Development."

DEPENDENCE ON KEY PERSONNEL

         The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. Although to date the Company has been successful in retaining key managerial and technical employees, the loss of services of certain of these key employees could have a material adverse effect on the Company. The Company's business will also depend upon its ability to continue to attract and retain qualified employees. The Company does not have employment agreements or noncompetition agreements with its key employees.

ENVIRONMENTAL COMPLIANCE

         The Company is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. Although the Company is currently in substantial compliance with all material environmental regulations, any failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expense to comply with environmental regulations. See "Business--Environmental."

CONTROL BY EXISTING STOCKHOLDERS

         Officers, directors, principal stockholders and their affiliates own approximately 47% of the Company's common stock outstanding. Consequently, the officers, directors, principal stockholders and their affiliates have significant control over the election of Jabil's directors, determine the outcome of most corporate actions requiring stockholder approval, and otherwise control the business of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

         The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the contract manufacturing, personal computer, computer peripheral, communications or automotive industries and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market price for many high technology companies in particular, and that often are unrelated to operating performance. See "Market for Registrant's Common Equity and Related Stockholder Matters."

INTERNATIONAL EXPANSION

         A key element in the Company's strategy is to provide localized production of the global products produced for OEMs in the major consuming regions of the European Community and Asia. In order to offer this localized production, in fiscal 1993 the Company established a manufacturing facility in Livingston, Scotland, which began volume production in May 1993. The Scotland facility targets existing European customers, those North American customers having significant sales in the European Community and potential European customers who meet the profile discussed above. Additionally, the Company began volume production in October 1995, in Penang, Malaysia. This location enables the Company to provide manufacturing services to the Asian market from an Asian location in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers. In order to increase capacity both in Europe and in the Asian market, the Company has recently expanded both locations. See note 3 of Notes to Consolidated Financial Statements.

         As an addition to the North American market, the Company commenced construction of a manufacturing facility in Guadalajara, Mexico in fiscal 1997. This operation will allow for continued expansion in North America, while providing a competitive cost structure and close proximity to the United States market. The Company completed construction of a facility in this location in early fiscal 1998.

         The Company's international operations may be subject to a number of other risks, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, and burdens of complying with a wide variety of foreign laws. In addition, net-operating losses incurred by foreign operations cannot be utilized by the Company to reduce U.S. income taxes.

COMPUTER INTEGRATION

         The Company is in the process of installing a new enterprise resource planning system ("ERP System") that will replace the current Manufacturing Resource Planning ("MRP") system and financial information systems. This system is believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to its other information systems in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Certain information required by this item is included on page 15 in
Item 6 of Part II of this Report under the heading "Quarterly Results" and is incorporated into this item by reference. All other information required by this item is included on pages "31" to "50" in Item 14 of Part IV of this Report and is incorporated into this item by reference.

         During 1997, the Financial Accounting Standards Board ("FASB") issued several Statements of Financial Accounting Standards (Statements) which are pending implementation by the Company. They are as follows:

Statement 128 - Earnings Per Share. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to Statement 128. As the Statement addresses the computation of EPS only, there will be no impact on earnings from its adoption.

Statement 130 - Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this statement September 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

Statement 131 - Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about the products and services, geographic areas, and major customers of an enterprise The Company will be required to adopt this Statement for financial statements for the fiscal year ending August 31, 1998. As this Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended August 31, 1997.

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled [Information Concerning Solicitation and Voting]
Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.

EXECUTIVE OFFICERS OF THE COMPANY

         At August 31, 1997 the executive officers of the Company were as follows:

         NAME                               AGE                           POSITION
         ----                               ---                           --------
William D. Morean.....................       41    Chief  Executive  Officer and  Chairman of the Board
Thomas A. Sansone.....................       48    President and Director
Ronald J. Rapp........................       44    Executive  Vice   President,   Operations  and Director
Robert L. Paver.......................       41    Corporate Secretary and General Counsel
Wesley B. Edwards.....................       44    Senior Vice President, Operations
Timothy L. Main.......................       39    Senior Vice President, Business Development
Frank Krajcirovic.....................       49    Vice President, Quality Control
Paul H. Bittner.......................       52    Vice President, Advanced Engineering
David S. Ebeling......................       55    Vice President, Procurement
Randon A. Haight......................       47    Vice President, Business Development
Chris A. Lewis........................       37    Chief Financial Officer
Forbes I. J. Alexander................       36    Treasurer
Jeffrey J. Lumetta....................       34    Vice President, Design Services


         Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of the Company. There are no family relationships among the officers and directors of the Company.

         WILLIAM D. MOREAN has served as Chief Executive Officer and Chairman of the Board since 1988 and as a director since 1978. Morean joined the Company in 1977 and assumed management of day-to-day operations the following year. Prior to serving as Chief Executive Officer and Chairman of the Board, Morean served as President and Vice President and held various operating positions. Morean attended Western Michigan University, where he studied aviation.

         THOMAS A. SANSONE has served as President of the Company since September 1988 and as a director since 1983. Sansone joined the Company in 1983 as Vice President. Prior to joining Jabil, Sansone was a practicing attorney. He holds a B.A. in Business Administration from Hillsdale College, a J.D. from Detroit College of Law and an LL.M in taxation from New York University.

         RONALD J. RAPP has served as Executive Vice President, Operations since August 1996 and as a director since September 1988. Rapp joined the Company in 1983 as Controller, was promoted in 1984 to Treasurer and to CFO in 1988. Prior to joining Jabil, Rapp was the Corporate Controller for Van Pelt Corporation, a wholesale distributor of steel tubing products. Before joining Van Pelt, Rapp was a certified public accountant with the accounting firm of Ernst & Ernst. Rapp holds a B.A. in accounting from Ferris State University.

         ROBERT L. PAVER joined Jabil as General Counsel in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Florida. Paver holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

         WESLEY B. EDWARDS was named Senior Vice President, Operations in August 1996 after serving as Vice President, Operations since May 1994. Edwards joined the Company as Manufacturing Manager of its Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. He holds a M.B.A. from the University of Florida.

         TIMOTHY L. MAIN was named Senior Vice President, Business Development in August 1996. Main joined the Company in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989 and to Vice President Business Development in May 1991. Prior to joining the Company, Main was a commercial lending officer, international division for the National Bank of Detroit. Main holds a B.S. from Michigan State University and an MIM from the American Graduate School of International Management (Thunderbird).

         FRANK KRAJCIROVIC has been Vice President, Quality Control since June 1988. Krajcirovic joined the Company in 1982 as a Quality Engineer, was promoted to Manager of Quality in 1983 and was promoted to Director of Quality in September 1987. Prior to joining Jabil, Krajcirovic held various reliability-engineering positions with Massey Ferguson, Inc., a farm equipment manufacturer and Fundimensions, Inc., Lionel Division, a toy manufacturer. He holds a B.S. in Electrical Engineering from the City of Brno College, Czechoslovakia.

         PAUL H. BITTNER has been Vice President, Advanced Engineering since January 1992. Bittner joined the Company in 1986 as Manufacturing Engineering Manager, was promoted to Director of Manufacturing Engineering in April 1987, and was promoted to Vice President, Manufacturing Engineering, in June 1988. Prior to joining Jabil, Bittner held various positions with United Technologies Automotive Electronics Group.

         DAVID S. EBELING joined Jabil as Vice President, Procurement in November 1992. Prior to joining Jabil, he held the position of Director of Procurement, Quality & Traffic at NEC Technology, a manufacturer of personal computers, printers and monitors. Ebeling also held the position of Director of Materials at Eastman Kodak and held similar positions at Unisys, Wang Labs and Motorola. He holds a B.S. in Industrial Engineering from Northeastern University in Boston.

         RANDON A. HAIGHT has served as Vice President, Business Development since May 1992. Haight joined the Company as a Project Manager in July 1989. Prior to joining Jabil, Haight was the President of Cardinal Automotive, an automobile customizer from 1987 to July 1989. Before joining Cardinal Automotive, Haight was a group Manager at Terry Barr Sales, Inc., a manufacturers' representative to the automotive industry. He holds a B.A. in Liberal Arts from Hillsdale College and an M.A. from Eastern Michigan University.

         CHRIS A. LEWIS joined Jabil as Treasurer in June 1995 and was promoted to Chief Financial Officer in August 1996. From July 1989 to May 1995, Lewis was U.S. Controller of Peek PLC, a high technology manufacturing group. Prior to July 1989, Lewis was a CPA with the accounting firm of KPMG Peat Marwick. Lewis holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

         FORBES I. J. ALEXANDER was named Treasurer in November 1996. Alexander joined the Company in 1993 as Controller of the Company's Scottish operation and was promoted to Assistant Treasurer in April 1996. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various positions with Hewlett Packard and Apollo Computer. Alexander is a Chartered Management Accountant. He holds a B.A. in Accounting from Dundee College, Scotland.

         JEFFREY J. LUMETTA was named Vice President, Design Services in November 1996. Lumetta joined the Company in 1986 as a Design Engineer, and was promoted to Manager, Design Engineering at the Florida facility in 1994. Lumetta holds a B.S. in Electrical Engineering from Michigan Technological University.

         Subsequent to the end of fiscal year 1997, the following officer appointments have been made:

         SCOTT D. BROWN was named Vice President, Corporate Development in September 1997. He joined Jabil as a Project Manager in November 1988 and served in that capacity through August 1997. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch in Bloomfield Hills, Michigan. Brown holds a B.S. in Economics from the University of Michigan.

         MARK MONDELLO was named Vice President, Business Development in September 1997. He joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1994. Prior to Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. Mondello attended the University of Florida and holds a B.S. in Mechanical Engineering from the University of South Florida.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the information set forth under the captions "Proposal No. 1:
Election of Directors - "Compensation of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information -- Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

        1. Financial Statements. The consolidated financial statements, and related notes thereto, of the Company with independent auditors' report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 30 of this report.

        2. Financial Statement Schedule. The financial statement schedule of the Company is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 30 of this report. The independent auditors' report as presented on page 31 of this report also applies to the financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

           Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

        3. Exhibits. See Item 14(c) below.

(b)     Reports on Form 8-K. The Company filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended August 31, 1997.

(c)     Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

(d)     Financial Statement Schedules. See Item 14(a) above.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                    PAGE
                                                                                                    ----
Independent Auditors' Report................................................................         31
Consolidated Financial Statements:
     Consolidated Balance Sheets--August 31, 1996 and 1997..................................         32
     Consolidated Statements of Operations--Years ended August 31, 1995,
      1996, and 1997........................................................................         33
     Consolidated Statements of Stockholders' Equity--Years ended
      August 31, 1995, 1996, and 1997.......................................................         34
     Consolidated Statements of Cash Flows--Years ended August 31, 1995,
      1996, and 1997........................................................................         35
     Notes to Consolidated Financial Statements.............................................         36
 Financial Statement Schedule:
     Schedule VIII -- Valuation and Qualifying Accounts.....................................        S-5

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
JABIL CIRCUIT, INC.:

         We have audited the consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

St. Petersburg, Florida
October 3, 1997

                                           /s/ KPMG Peat Marwick LLP
                                           -------------------------

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                        AUGUST 31,
                                                                                        ----------
                                                                                   1996           1997
                                                                                 ---------      ---------
                                  ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $  73,319      $  45,457
  Accounts receivable, less allowance for doubtful accounts of $1,170
     in 1996 and $2,690 in 1997 (note 8)...................................         84,839        116,987
  Inventories (note 2).....................................................         64,869         96,187
  Prepaid expenses and other current assets................................            340            776
  Deferred income taxes (note 6)...........................................          3,971          6,591
                                                                                 ---------      ---------
     Total current assets..................................................        227,338        265,998
Property, plant and equipment, net (note 3)................................         70,704        139,520
Other assets...............................................................          1,898            385
                                                                                 ---------      ---------
                                                                                 $ 299,940      $ 405,903
                                                                                 =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt (note 5)..........................      $   1,979      $   2,475
  Current installments of capital lease obligations .......................            472             --
  Accounts payable.........................................................         78,600        125,741
  Accrued expenses.........................................................         24,550         34,248
  Income taxes payable ....................................................          5,979          6,186
                                                                                 ---------      ---------
     Total current liabilities.............................................        111,580        168,650
Long-term debt, less current installments (note 5).........................         57,257         50,000
Capital lease obligations, less current installments.......................          1,114             --
Deferred income taxes (note 6).............................................          2,883          3,663
Deferred grant revenue.....................................................          2,872          2,105
                                                                                 ---------      ---------
     Total liabilities.....................................................        175,706        224,418
                                                                                 ---------      ---------
Stockholders' equity (notes 1 and 7):
  Preferred stock, $.001 par value, authorized 1,000,000 shares; no shares
     issued and outstanding................................................             --             --
  Common stock, $.001 par value, authorized 60,000,000 shares;
      issued and outstanding, 35,596,446 shares in 1996, and...............
     37,000,092 in 1997 ...................................................             36             37
  Additional paid-in capital...............................................         56,906         61,632
  Retained earnings........................................................         67,319        119,816
                                                                                 ---------      ---------
                                                                                   124,261        181,485
     Less unearned compensation from grant of stock option.................             27             --
                                                                                 ---------      ---------
     Net stockholders' equity..............................................        124,234        181,485

Commitments and contingencies (note 10)....................................      ---------      ---------
                                                                                 $ 299,940      $ 405,903
                                                                                 =========      =========




          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                          YEARS ENDED AUGUST 31,
                                                                          ----------------------
                                                                     1995          1996           1997
                                                                     -----         -----          ----
Net revenue (note 8)..........................................    $ 559,474     $  863,285    $  978,102
Cost of revenue...............................................      523,338        790,311       857,245
                                                                  ---------     ----------    ----------
Gross profit..................................................       36,136         72,974       120,857
Operating expenses:
Selling, general and administrative...........................       17,898         25,456        35,886
Research and development......................................        1,819          2,112         3,117
                                                                  ---------     ----------    ----------
Operating income..............................................       16,419         45,406        81,854
Interest expense, net.........................................        6,347          7,333         1,612
                                                                  ---------     ----------    ----------
Income before income taxes....................................       10,072         38,073        80,242
Income taxes (note 6).........................................        2,792         13,724        27,745
                                                                  ---------     ----------    ----------
Net income....................................................    $   7,280     $   24,349    $   52,497
                                                                  =========     ==========    ==========
Net income per share..........................................    $    0.23     $     0.67    $     1.37
                                                                  =========     ==========    ==========
Weighted average number of shares of common stock and
  common stock equivalents....................................       31,100         36,334        38,340
                                                                  =========     ==========    ==========




          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                         UNEARNED
                                    COMMON STOCK                 ADDITIONAL             COMPENSATION      NET
                                       SHARES                     PAID-IN   RETAINED   FROM GRANT OF  STOCKHOLDERS'
                                    OUTSTANDING   PAR VALUE      CAPITAL    EARNINGS   STOCK OPTION     EQUITY
                                   -----------    ---------      -------    --------   ------------     ------
  Balance at August 31, 1994 .....   28,717,044     $28        $15,703      $ 35,690   $   (190)       $  51,231
  Exercise of stock options  .....      592,252       2            324            --         --              326
  Amortization of unearned
    compensation .................           --      --             --            --         82               82
  Shares  issued  under Employee
    Stock Purchase Plan ..........      240,518      --            409            --         --              409
  Tax benefit of options exercised           --      --            267            --         --              267
  Net income .....................           --      --             --         7,280         --            7,280
                                     ----------     ---        -------      --------   --------        ---------
  Balance at August 31, 1995 .....   29,549,814     $30         16,703        42,970   $   (108)       $  59,595
  Exercise of stock options ......      129,800      --            268            --         --              268
  Public offering ................    5,750,000       6         39,146            --         --           39,152
  Amortization of unearned
    compensation .................           --      --             --            --         81               81
  Shares issued under Employee
    Stock Purchase Plan ..........      166,832      --            678            --         --              678
  Tax benefit of options exercised           --      --            111            --         --              111
  Net income .....................           --      --             --        24,349         --           24,349
                                     ----------     ---        -------      --------   --------        ---------
  Balance at August 31, 1996 .....   35,596,446     $36        $56,906       $67,319   $    (27)       $ 124,234
  Exercise of stock options ......    1,265,010       1          2,386            --         --            2,387
  Amortization of unearned
    compensation .................           --      --             --            --         27               27
  Shares issued under Employee
    Stock Purchase Plan ..........      138,636      --          1,237            --         --            1,237
  Tax benefit of options exercised                               1,103                                     1,103
  Net income .....................           --      --             --        52,497         --           52,497
                                     ----------     ---        -------      --------   --------        ---------
  Balance at August 31, 1997 .....   37,000,092     $37        $61,632      $119,816         --        $ 181,485
                                     ==========     ===        =======      ========   ========        =========




          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                             YEARS ENDED AUGUST 31,
                                                                              ----------------------------------------------
                                                                                 1995            1996               1997
                                                                              ---------       ---------          -----------
Cash flows from operating activities:
Net income .....................................................               $  7,280       $  24,349           $ 52,497
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
  Depreciation and amortization ................................                 11,991          18,210             24,924
  Recognition of grant revenue .................................                 (1,103)         (2,073)            (1,705)
  Deferred income taxes ........................................                  2,275          (2,876)            (1,840)
  Gain on sale of property .....................................                    (56)            168               (275)
  Change in operating assets and liabilities:
    Accounts receivable ........................................                (44,659)         28,828            (32,148)
    Inventories ................................................                (36,747)         26,789            (31,318)
    Prepaid expenses and other current assets ..................                   (488)            361               (436)
    Refundable income taxes ....................................                 (1,644)          2,154                 --
    Other assets ...............................................                   (586)         (1,241)             1,513
    Accounts payable and accrued expenses ......................                 50,689            (584)            56,838
    Income taxes payable .......................................                     --           5,979              1,310
                                                                               --------       ---------           --------
    Net cash  provided by (used in) operating activities .......                (13,048)        100,064             69,360
                                                                               --------       ---------           --------
  Cash flows from investing activities:
    Acquisition of property, plant and equipment ...............                (25,821)        (27,252)           (93,805)
    Proceeds from sale of property and equipment ...............                    397             358                368
                                                                               --------       ---------           --------
      Net cash used in investing activities ....................                (25,424)        (26,894)           (93,437)
                                                                               --------       ---------           --------
  Cash flows from financing activities:
    Increase (decrease) in note payable to bank ................                 29,400         (73,000)                --
    Proceeds from long-term debt ...............................                 15,142          57,994                 --
    Payments of long-term debt .................................                 (4,792)        (32,575)            (6,761)
    Payments of capital lease obligations ......................                 (1,000)           (659)            (1,586)
    Net proceeds from issuance of common stock .................                    735          40,098              3,624
    Proceeds from grants .......................................                  2,675           2,805                938
                                                                               --------       ---------           --------
      Net cash provided by (used in) financing activities ......                 42,160          (5,337)            (3,785)
                                                                               --------       ---------           --------
  Net increase (decrease) in cash and cash equivalents .........                  3,688          67,833            (27,862)
  Cash and cash equivalents at beginning of period .............                  1,798           5,486             73,319
                                                                               --------       ---------           --------
  Cash and cash equivalents at end of period ...................               $  5,486       $  73,319           $ 45,457
                                                                               ========       =========           ========
  Supplemental disclosure information:
    Interest paid ..............................................               $  6,163       $   7,639           $  4,707
                                                                               ========       =========           ========
    Income taxes paid, net of refunds received .................               $  2,428       $   8,578           $ 29,378
                                                                               ========       =========           ========
    Long-term obligations incurred to acquire property, plant
      and equipment ............................................               $  3,535       $      --           $     --
                                                                               ========       =========           ========
    Tax benefit of options exercised ...........................               $    267       $     111           $  1,103
                                                                               ========       =========           ========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jabil Circuit, Inc. (together with its subsidiaries herein referred to as the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, computer peripherals and automotive industries. The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies.

     Significant accounting policies followed by the Company are as follows:

     A.   CONSOLIDATION

     The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its wholly owned subsidiaries Jabil Circuit Limited, a corporation organized on December 24, 1992 under the laws of the United Kingdom, Jabil Circuit SDN BHD, a corporation organized on March 18, 1995 under the laws of Malaysia, and Jabil de Mexico, S.A. de C.V., a corporation organized on January 8, 1997 under the laws of Mexico. All significant intercompany accounts and transactions have been eliminated in preparing the consolidated financial statements.

     B.   REVENUE RECOGNITION

     The Company recognizes revenue typically at the time of product shipment. Such revenue is recorded net of estimated product return and warranty costs. At August 31, 1996 and 1997, such estimated amounts for returns and warranties are not considered material.

     C.   ACCOUNTING ESTIMATES

     Management is required to make estimates and assumptions during the preparation of the consolidated financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amount of net income. Actual results could differ materially from these estimates and assumptions.

     D.  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out (FIFO) method) or market.

     E.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and depreciated and amortized on the straight-line method over the estimated useful lives of the respective assets, primarily thirty-five years for buildings and three to five years for other assets. Maintenance and repairs are charged to expense as incurred.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     F.   CASH EQUIVALENTS

     The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. At August 31, 1996 and 1997, cash equivalents totaled approximately $54,679,000 and $281,000, respectively.

     G.  GRANT REVENUE

     During the years ended August 31, 1993 and 1994, the Company was awarded certain grants related to the development of its Scottish operations. Grant funds are earned as certain milestones are met, and are being amortized over two to five-year periods. During the year ended August 31, 1995, the Company attained all milestones related to certain of the grants. Based on this achievement, the Company changed the amortization of these grants from five years to two years. The effect of this change in amortization was an increase of approximately $342,000 to operating income for the year ended August 31, 1995.

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

     I.   PROFIT SHARING AND 401(K) PLAN

     The Company has a contributory profit-sharing plan with a 401(k) feature. Company contributions are at the discretion of the Company's Board of Directors. To participate, an employee must have completed a 12-month period of service in which the employee worked at least 1,000 hours. Vesting is immediate. The Company contributed approximately $1,091,000, $1,650,000, and $4,483,000 for the years ended August 31, 1995, 1996, and 1997, respectively.

     J.   FOREIGN CURRENCY TRANSACTIONS

     Gains or losses on foreign currency transactions are included in the determination of net income.

     The Company enters into foreign currency contracts in order to mitigate the impact of certain foreign currency fluctuations. Gains and losses related to the hedges of firmly committed and anticipated transactions are deferred and included in the basis of the transaction when it occurs. Foreign currency exchange contracts outstanding at August 31, 1997 are described further in note 9.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     K.   NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of stock options, using the treasury stock method.

     L.  STOCK BASED COMPENSATION

     Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options made in fiscal 1996 and future years as if the fair value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by Statement 123.

     M.  STOCK SPLIT

     On June 17, 1997, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, effected in the form of a 100% stock dividend to holders of record on July 8, 1997. Financial information in the accompanying consolidated financial statements and notes has been adjusted to reflect the impact of the common stock split for all periods presented.

2.    INVENTORIES

      Inventories consist of the following (in thousands):


                                         AUGUST 31,
                                  ----------------------
                                    1996           1997
                                  -------        -------
Raw materials ................    $54,197        $75,433
Work in process ..............      7,685         15,160
Finished goods ...............      2,987          5,594
                                  -------        -------
                                  $64,869        $96,187
                                  =======        =======

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):


                                                        AUGUST 31,
                                                ------------------------
                                                    1996         1997
                                                -----------  -----------
Land and improvements.........................      $ 6,006     $  9,232
Buildings ....................................       12,262       23,336
Leasehold improvements........................        3,346        3,682
Machinery and equipment.......................       89,695      123,294
Furniture, fixtures and office equipment......       13,979       22,287
Transportation equipment......................        1,817        3,937
Construction in progress......................          826       30,743
                                                -----------  -----------
                                                    127,931      216,511
Less accumulated depreciation and amortization       57,227       76,991
                                                -----------  -----------
                                                    $70,704     $139,520
                                                ===========  ===========

     During the year ended August 31, 1997, the Company completed construction of a new manufacturing facility in Florida, began construction on new manufacturing facilities for its Scotland and Malaysia operations to replace its existing leased facilities in those locations, and began construction on a new greenfield facility in Guadalajara, Mexico. During the year ended August 31, 1997, the Company capitalized approximately $720,000 in interest related to the constructed facilities.

     Maintenance and repairs expense was approximately $2,652,000, $4,320,000, and $5,229,000 for the years ended August 31, 1995, 1996, and 1997, respectively.

4. NOTE PAYABLE TO BANK

     In May 1996, the Company renegotiated its secured line of credit facility and established a $60,000,000 unsecured revolving credit facility with a syndicate of banks ("Revolver"). At August 31, 1996 and 1997, there were no borrowings under the Revolver and the entire $60,000,000 was available. Under the terms of the Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. The Company paid interest on outstanding floating rate loans at the banks' prime rate. The Company paid interest on outstanding Eurodollar loans at the London Interbank Offering Rate (LIBOR) in effect at the loan inception date plus a factor of .75% to 1.25% depending on the Company's funded debt to total capitalization ratios. The Company paid a commitment fee on the unused portion of the Revolver at .175% to .25% depending on the Company's funded debt to total capitalization ratios.

     Subsequent to August 31, 1997, the Company renegotiated the Revolver establishing a $100,000,000 unsecured revolving credit facility. Under the terms of the renegotiated Revolver, the Company pays interest at the LIBOR in effect plus a factor of .45% to .75% depending on the Company's funded debt to total capitalization ratios. The Company pays a commitment fee of .15% to .25% depending on the Company's funded debt to total capitalization ratios. The renegotiated Revolver expires on August 6, 2000.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

5.   LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):


                                                     AUGUST 31,
                                               ----------------------
                                                  1996        1997
                                               ----------  ----------
Term loans (a)...............................     $53,916     $50,000
Industrial revenue bonds (b).................       2,676         ---
Mortgage (c).................................       2,644       2,475
                                               ----------  ----------
Total long-term debt.........................      59,236      52,475
Less current installments of long-term debt..       1,979       2,475
                                               ----------  ----------
Long-term debt, less current installments....     $57,257     $50,000
                                               ==========  ==========

     (a) In May 1996, the Company completed a private placement of $50,000,000 Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments beginning May 30, 1999. The Company's Scottish subsidiary entered into a $5.7 million term loan facility in March 1995. Interest was based on LIBOR plus 3.25%. This borrowing was repaid during the year ended August 31, 1997.

     (b) The Company borrowed an aggregate of $5,880,000 pursuant to two industrial revenue bonds related to the development of the Florida facility, one dated June 1, 1983 in the principal amount of $1,880,000 and a second dated August 29, 1988 in the principal amount of $4,000,000. Interest accrued at a rate of 91.7% of prime and prime plus 1%, respectively. These bonds were repaid during the year ended August 31, 1997.

     (c) The Company obtained a $3,375,000 mortgage in December 1992 in connection with the construction of its Auburn Hills, Michigan facility. The Company pays interest on outstanding borrowings at 7.65% per annum. The mortgage is to be repaid in 19 quarterly installments of $56,000 plus interest through December 31, 1997, with a final balloon payment of $2,306,000 due on March 31, 1998.

     The agreements related to the obligations described above contain a number of restrictive financial and/or other covenants. In all cases, the Company was in compliance with the respective covenants as of August 31, 1997.

     Aggregate annual maturities for long-term debt for the succeeding five fiscal years are as follows (in thousands):





                                                             AMOUNT
                                                            --------
1998.................................................       $ 2,475
1999.................................................         8,333
2000.................................................         8,333
2001.................................................         8,333
2002.................................................         8,333
Thereafter...........................................        16,668
                                                            -------
                                                            $52,475
                                                            =======

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6. INCOME TAXES



     Income tax expense amounted to $2,792,000, $13,724,000, and $27,745,000 for the years ended August 31, 1995, 1996 and 1997, respectively (an effective rate of 28%, 36%, and 35%, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):


                                                                               YEARS ENDED AUGUST 31,
                                                                     --------------------------------------
                                                                        1995           1996          1997
                                                                     --------       --------       --------
Computed "expected" tax expense ............................         $  3,525       $ 13,326       $ 28,085
State taxes, net of Federal benefit ........................               63            698          1,352
Losses incurred by foreign subsidiaries ....................               75             --            268
Utilization of net operating loss from
Scottish subsidiary ........................................           (1,063)          (389)            --
Nondeductible interest expense .............................              205            (34)            --
Income of Malaysian subsidiary .............................               --             --         (2,706)
Other, net .................................................              (13)           123            746
                                                                     --------       --------       --------
                                                                     $  2,792       $ 13,724       $ 27,745
                                                                     ========       ========       ========

     The Company's Malaysian subsidiary has been granted "Pioneer" tax status for the five-year period commencing November 1, 1995. This status allows tax-free treatment by the Malaysian government for the subsidiary's income through October 30, 2000. Malaysia's statutory income tax rate is 30%. The Malaysian subsidiary generated income during the year ended August 31, 1997, resulting in a tax holiday of approximately $2,320,000 ($0.06 per share). The Company intends to indefinitely re-invest income from all of its foreign subsidiaries.

      The components of income tax expense are (in thousands):


                                                                   CURRENT        DEFERRED         TOTAL
                                                                  --------       ---------        --------
1995:
Federal .....................................................     $    564       $   1,653        $  2,217
State .......................................................          (47)            142              95
Foreign .....................................................           --             480             480
                                                                  --------       ---------        --------
                                                                  $    517       $   2,275        $  2,792
                                                                  ========       =========        ========
1996:
Federal .....................................................     $ 14,496       $  (2,360)       $ 12,136
State .......................................................        1,280            (204)          1,076
Foreign .....................................................          824            (312)            512
                                                                  --------       ---------        --------
                                                                  $ 16,600       $  (2,876)       $ 13,724
                                                                  ========       =========        ========
1997:
Federal .....................................................     $ 24,155       $  (1,800)       $ 22,355
State .......................................................        2,236            (156)          2,080
Foreign .....................................................        3,194             116           3,310
                                                                  --------       ---------        --------
                                                                  $ 29,585       $  (1,840)       $ 27,745
                                                                  ========       =========        ========

                                       41

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):



                                                                                         AUGUST 31,
                                                                                    ------------------
                                                                                     1996         1997
                                                                                    ------      ------
Deferred tax assets:
 Accounts receivable, principally due to allowance for doubtful
  accounts ...........................................................              $  406      $1,015
Grant receivable .....................................................                 494         707
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of
  1986 ...............................................................                 701       2,211
Compensated absences, principally due to accrual for financial
  reporting purposes .................................................                 661         878
Accrued expenses, principally due to deferrals for financial
  reporting purposes .................................................               1,596       1,457
Other ................................................................                 130         490
                                                                                    ------      ------
  Total gross deferred tax assets ....................................               3,988       6,758
  Less valuation allowance ...........................................                  17         167
                                                                                    ------      ------
  Net deferred tax assets ............................................              $3,971      $6,591
                                                                                    ======      ======
Deferred tax liabilities:
 Property, plant and equipment, principally due to differences in
  depreciation and amortization ......................................              $2,883      $3,663
                                                                                    ======      ======

     Based on the Company's historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

7. STOCKHOLDERS' EQUITY

     PUBLIC OFFERING

     The Company completed a public offering of 8,050,000 shares on November 3, 1995 in which the Company sold 5,750,000 shares (including an over-allotment of 750,000 shares) and certain selling stockholders sold 2,300,000 shares. Net proceeds to the Company (net of underwriters' discounts and commissions and other offering costs of approximately $350,000) were approximately $39,152,000.

     STOCK OPTION PLANS

     As of August 31, 1997, options to purchase a total of 1,456,880 shares were outstanding under the 1983 and 1989 stock option plans. The Board of Directors terminated these plans in November 1992, and no additional options may be issued thereunder. The exercise price of the outstanding options under these plans is equal to fair market value, as determined by the Company, on the date of grant.

     The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. The 1992 Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 2,610,000 shares of common stock have been reserved for issuance under the 1992 Plan. As of August 31, 1997, options to purchase 877,470 shares are outstanding under the 1992 Plan.

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

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

7. STOCKHOLDERS' EQUITY (CONTINUED)

   STOCK OPTION PLANS (CONTINUED)


     The following table summarizes option activity from September 1, 1994 through August 31, 1997:


                                                             OPTIONS OUTSTANDING
                                                             -------------------
                                           SHARES                         WEIGHTED
                                         AVAILABLE                         AVERAGE         AGGREGATE
                                         FOR GRANT            SHARES     OPTION PRICE        VALUE
                                       -----------         ----------    ------------    -----------

Balance at August 31, 1994                 191,960          3,439,200       $ 1.17       $ 4,027,000
Options authorized                       1,000,000                 --           --                --
Options granted                           (596,000)           596,000         2.57         1,531,000
Options cancelled                           50,000           (184,068)        1.53          (281,000)
Options exercised                               --           (592,252)        0.55          (326,000)
                                       -----------         ----------       ------       -----------
Balance at August 31, 1995                 645,960          3,258,880       $ 1.52       $ 4,951,000

Options granted                           (364,000)           364,000         4.21         1,533,000
Options cancelled                           37,080            (37,080)        2.81          (104,000)
Options exercised                               --           (129,800)        2.07          (268,000)
                                       -----------         ----------       ------       -----------
Balance at August 31, 1996                 319,040          3,456,000       $ 1.77       $ 6,112,000

Options granted                           (148,000)           148,000        25.23         3,734,000
Options cancelled                            4,640             (4,640)        2.59           (12,000)
Options exercised                               --         (1,265,010)        1.87        (2,369,000)
                                       -----------         ----------       ------       -----------
Balance at August 31, 1997             $   175,680          2,334,350       $ 3.20       $ 7,465,000
                                       ===========         ==========       ======       ===========

At August 31, 1997, options for 1,753,070 shares were excercisable.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLANS (CONTINUED)

The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of August 31, 1997 are presented below:


        Range of Exercise                 Weighted-Average  Weighted-Average
        Prices                 Shares      Contractual Life  Exercise Price
         ----------------     ---------   ----------------  ----------------
         $ 0.44  -  0.88      1,456,880            4             $ 0.86
           3.50  -  7.44        769,470            8               3.51
          22.00  - 50.56        108,000           10              32.09
         ---------------      ---------           --             ------
         $ 0.44  - 50.56      2,334,350           10             $ 3.20
         ===============      =========           ==             ======

     The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 1997 are presented below:


         Range of Exercise              Shares             Weighted-Average
         Prices                         Exercisable        Exercise Price
         -----------------              -----------        ----------------
         $ 0.44 -  0.88                 1,456,880                $0.86
           3.50 -  7.44                   296,190                 3.32
          22.00 - 50.56                        --                   --
         --------------                 ---------                -----
         $ 0.44 - 50.56                 1,753,070                $1.27
         ==============                 =========                =====

     The per-share weighted-average fair value of stock options granted during 1996 and 1997 was $2.78 and $16.69, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996 - Expected dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility of 72%, and an expected life of 5 years; 1997 - Expected dividend yield of 0%, risk-free interest rate of 6.2%, expected volatility of 76% and an expected life of 5 years.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

7.  STOCKHOLDERS' EQUITY (CONTINUED)

    STOCK OPTION PLANS (CONTINUED)

     The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair market value at the grant date for its stock options under Statement 123, the Company's net income would have been as follows:


                                             1996                       1997
                                       Net                       Net
                                     Income       EPS           Income       EPS
                                     ------      --------       ------       ---
As Reported                         $ 24,349     $   0.67       $ 52,497   $   1.37

Statement 123  Compensation
(Net of tax)                             (84)       (0.00)          (262)     (0.01)

Pro-forma disclosure                $ 24,265     $   0.67       $ 52,235   $   1.36

     The disclosure presented above represents the estimated fair value of stock options granted during the fiscal years ended August 31, 1996 and 1997. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years.

STOCK PURCHASE PLAN

     The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 1,205,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code.

     Employees are eligible to participate after one year of employment with the Company. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, as defined, at a price equal to 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. As of August 31, 1997, a total of 775,590 shares had been issued under the Purchase Plan.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

8. CONCENTRATION OF RISK AND GEOGRAPHIC DATA

   CONCENTRATION OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

     Sales of the Company's products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:


                                  PERCENTAGE OF                        PERCENTAGE OF
                                   NET REVENUE                      ACCOUNTS RECEIVABLE
                              YEAR ENDED AUGUST 31,              AUGUST 31,          AUGUST 31,
                              ---------------------        -------------------  -----------------
                              1995    1996   1997                1996                 1997
                              ----   -----   ----          -------------------  -----------------
Hewlett Packard Company(1)..   28%    20%    15%                    *                  13%
NEC Technologies, Inc.......   14%    15%     *                    24%                  *
Quantum Corporation.........   17%    23%    10%                   21%                 13%
3Com........................    *     11%    21%                    *                  14%
Cisco Systems Inc...........    *     10%    20%                    *                   *

     * Amount was less than 10% of total

(1) Includes activity related to a subcontractor of Hewlett Packard Company.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

8.  CONCENTRATION OF RISK AND GEOGRAPHIC DATA (CONTINUED)

    GEOGRAPHIC DATA

     The Company has defined the three geographic regions for the segment in which it operates: North America (including Mexico), Europe and Asia. The following data does not consider fully the extent of interrelated activities between the regions including product development, manufacturing, engineering, marketing and corporate management. Accordingly, the following amounts are not necessarily indicative of the operating contribution of the geographic regions. The following table sets forth information concerning these geographic segments (in thousands):



                                                                YEAR ENDED
                                                                 AUGUST 31
                                                 --------------------------------------
Sales to Unaffiliated Customers:                    1995            1996         1997
                                                 ---------        --------     --------
  North America .............................    $ 459,179        $595,941     $682,333
  Europe ....................................      100,295         161,195      207,850
  Asia ......................................           --         106,149       87,919
Export Sales ................................       27,973          88,150        2,494
Operating Income:
  North America .............................       12,085          40,811       62,770
  Europe ....................................        4,547           3,244       11,381
  Asia ......................................         (213)          1,351        7,703
Identifiable Assets:
  North America, including corporate ........      219,504         239,582      285,440
  Europe ....................................       61,299          48,022       74,698
  Asia ......................................          158          12,336       45,765

     Foreign source revenue for the years ended August 31, 1995, 1996, and 1997 was approximately 21%, 31%, and 30%, respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

9.  FOREIGN CURRENCY EXCHANGE CONTRACTS

     The purpose of the Company's foreign currency hedging activity is to protect the Company from the risk that the eventual dollar net cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in the exchange rates. It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. The Company does not hold or issue financial instruments for trading purposes. Fluctuations in the value of hedging instruments are offset by fluctuations in the underlying exposures being hedged, and deferred gains and losses on these contracts are recognized when the future purchases and sales being hedged are realized.

     The Company had approximately $26,000,000 of net foreign currency exchange contracts outstanding at August 31, 1997, relating to the United Kingdom and Malaysia, with no balances outstanding at August 31, 1996. Unrealized gains and losses on these contracts were not material.


10. COMMITMENTS AND CONTINGENCIES

     LEASE AGREEMENTS

     The future minimum lease payments under noncancelable operating leases outstanding August 31, 1997 are as follows (in thousands):



            FISCAL YEAR ENDING AUGUST 31,
            -----------------------------
                  1998.....................................   $1,625
                  1999.....................................      799
                  2000.....................................      401
                  2001.....................................      401
                  2002.....................................      401
                  Thereafter...............................      617
                                                              ------
                  Total minimum lease payments.............   $4,244
                                                              ======


     Total rent expense for operating leases was approximately $1,129,000, $3,354,000, and $3,868,000 for the years ended August 31, 1995, 1996, and 1997, respectively.

     LITIGATION

     On May 31, 1997, the Company reached an agreement with Epson of America, Inc. ("Epson") to settle all outstanding claims relating to previous manufacturing agreements between the parties. Such claims arose during fiscal years 1994 and 1995. The actual terms and conditions of the agreement are subject to a confidentiality agreement between the Company and Epson; however, the settlement had no material impact on the Company's results of operations for the year ended August 31, 1997.

     The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

11.  NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board ("FASB") issued several Statements of Financial Accounting Standards (Statements) which are pending implementation by the Company. They are as follows:

Statement 128 - Earnings Per Share. Statement 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform to Statement 128. As the Statement addresses the computation of EPS only, there will be no impact on earnings from its adoption.

Statement 130 - Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this statement September 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

Statement 131 - Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about the products and services, geographic areas, and major customers of an enterprise The Company will be required to adopt this Statement for financial statements for the fiscal year ending August 31, 1998. As this Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of November 1997.

                                         JABIL CIRCUIT, INC.

                                         By:   /s/ THOMAS A. SANSONE
                                               ------------------------------
                                         Date: November 26, 1997

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                             TITLE                                 DATE
----------------------------      --------------------------------------      -----------------
By:  /s/  WILLIAM D. MOREAN       Chief Executive Officer                     November 26, 1997
   ------------------------       (Principal Executive Officer)
   William D. Morean                 and Chairman of the Board


By:  /s/  THOMAS A. SANSONE       President and Director                      November 26, 1997
   ------------------------
   Thomas A. Sansone


By:  /s/  CHRIS A. LEWIS          Chief Financial Officer                     November 26, 1997
   ---------------------          (Principal Financial and Accounting
   Chris A. Lewis                 Officer)



By:  /s/   RONALD J. RAPP         Executive Vice President - Operations
   ----------------------         and Director                                November 26, 1997
   Ronald J. Rapp


By:  /s/  LAWRENCE J. MURPHY      Director                                    November 26, 1997
   --------------------------
   Lawrence J. Murphy


By:  /s/  MEL S. LAVITT           Director                                    November 26, 1997
   --------------------
   Mel S. Lavitt


By:  /s/  STEVEN A. RAYMUND       Director                                    November 26, 1997
   ------------------------
   Steven A. Raymund

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
     3.1(1)   --  Registrant's Certificate of Incorporation, as amended.
     3.2(1)   --  Registrant's Bylaws.
     4.1(2)   --  Form of Certificate for Shares of Registrant's Common Stock.
     4.2(1)   --  Form of Agreement and Plan of Merger dated February 27, 1992 between Jabil
                  Circuit Co., Inc., a Michigan corporation, and Jabil Circuit, Inc., a Delaware corporation.
10.1(1)(12)   --  1983 Stock Option Plan and forms of agreement used thereunder.
10.2(1)(12)   --  1989 Non-Qualified Stock Option Plan and forms of agreement used thereunder.
10.3(1)(12)   --  1992 Stock Option Plan and forms of agreement used thereunder.
10.4(1)(12)   --  1992 Employee Stock Purchase Plan and forms of agreement used thereunder.
10.5(1)(12)   --  Restated cash or deferred profit sharing plan under section 401(k).
10.6(1)(12)   --  Form of Indemnification Agreement between Registrant and its officers and directors.
   10.8 (1)   --  Term Loan between Registrant and Chrysler Capital Corporation dated November 15, 1990.
   10.10(1)   --  Term Loan between Registrant and NBD Bank, N.A. dated June 30, 1992.
   10.11(1)   --  Term Loan between Registrant and NBD Bank, N.A. dated as of December 11, 1992.
   10.14(1)   --  Master Equipment Lease Agreement between Registrant and ELLCO Leasing Corporation and the related schedules thereto, dated October 1, 1990.
   10.16(1)   --  Lease for 2220 Lundy Avenue, San Jose, California, between Registrant and
                  Lundy Associates dated April 1, 1992.
   10.18(1)   --  $1,880,000 Pinellas County Industry Council Industrial Development Revenue
                  Bonds, Series 1983.
   10.19(1)   --  $4,000,000 Pinellas County Industry Council Industrial Development Revenue
                  Bonds, Series 1988.
   10.20(1)   --  Real Estate Purchase Agreement between Registrant and the Morean
                  Investment Partnership dated August 24, 1988, for the purchase of the manufacturing facility located in St. Petersburg Florida, and the related documents thereto.
   10.21(1)   --  Agreement of Sale between Registrant and Metro Tech Associates Limited
                  Partnership dated December 10, 1991, for the facility located in Auburn
                  Hills, Michigan.
   10.23(1)   --  Junior Mortgage Loan dated December 29, 1992 between Registrant and
                  Barnett Bank of Pinellas County.
   10.24(1)   --  Construction Loan Agreement dated as of December 1, 1992 between
                  Registrant and NBD Bank, N.A.
   10.25(1)   --  Letter Agreement dated November 27, 1992 between Registrant and Scottish
                  Office Industry Department relating to L.5,000,000 grant to establish
                  Scottish facility.

                                      II-1


EXHIBIT NO.                              DESCRIPTION
-----------                               -----------
    10.26(1)  --  Lease Agreement dated December 22, 1992 between Registrant and Lothian and Edinburgh Enterprise Limited for facilities at Fleming Road, Livingston, Scotland, as amended.
    10.27(1)+ --  Basic Order Agreement between Registrant and Quantum Corporation dated
                  March 2, 1992.
    10.29(3)  --  Term Loan between Registrant and Sun Trust (previously known as Sun Bank of Tampa Bay) dated April 16, 1993.
    10.32(4)  --  Joint Venture Agreement dated August 17, 1993 between Registrant and Noise
                  Cancellation Technologies.
    10.33(5)  --  Lease Agreement between Connie and Vincent Dotolo and Jabil Circuit, Inc.
                  dated November 30, 1993.
10.34(6)(12)  --  Amendment to 1989 Non-Qualified Stock Option Plan.
    10.40(7)  --  Renewal dated March 21, 1994 of Lease for 2220 Lundy Avenue, San Jose,
                  California, between Registrant and Lundy Associates.
    10.41(7)  --  Term Loan between Registrant and NBD Bank, N.A. dated May 2, 1994.
    10.42(8)  --  First Amendment to Term Loan between Registrant and NBD Bank, N.A. dated
                  September 20, 1994.
    10.43(8)  --  Agreement of Sale between Registrant and Metro North Technology Park dated
                  September 24, 1994.
    10.44(9)  --  Capital Lease between Jabil Circuit Limited and Lombard North Central PLC dated November 25, 1994.
   10.48(10)  --  Lease dated March 30, 1995, for 2 Inchmuir Road, Whitehill Industrial
                  Estate, Bathgate, West Lothian, Scotland between Registrant and C&W Assets Ltd
   10.49(10)  --  Closing Package dated April 7, 1995, for purchase of Lot 6, Gateway
                  Industrial Park, St. Petersburg, Florida between Registrant and City of
                  St. Petersburg.
   10.50(10)  --  Term Promissory Note dated April 21, 1995, between Registrant and Heller
                  Financial, Inc.
   10.51(10)  --  Tenancy Agreement dated May 12, 1995, for Plot 63, Mukim 12, Daerah Barat
                  Daya, Penang, Malaysia between Registrant and Mastex Sendirian Berhard.
   10.52(10)  --  Loan Agreement dated May 30, 1995, between Registrant and NBD Bank, N.A.
   10.53(11)  --  Epson/Jabil Retrofit Agreement dated February 17, 1995 between Registrant and Epson America, Inc.
   10.54(11)  --  Agreement dated July 1, 1995 between the Registrant and Motorola Ltd.
   10.55(11)  --  Development Agreement dated as of September 15, 1993 between
                  Hewlett-Packard France and Registrant
   10.56(11)  --  International Purchase Agreement dated as of September 23, 1993 between
                  Hewlett-Packard France and Registrant
   10.57(11)  --  Letter of Intent dated as of July 1, 1994 between Hewlett-Packard France and Registrant.


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.58(11)  --  Product Purchase Agreement dated as of October 1, 1994 between Hewlett
                 Packard France and Registrant.
  10.59(13)  --  First Amendment to Loan Agreement dated July 31, 1995, between Registrant and NBD Bank, N.A.
  10.60(13)  --  Lease Agreement dated September 8, 1995, between Registrant and Connie and
                 Vincent Dotolo.
  10.61(14)  --  Note Purchase Agreement and Notes dated May 30, 1996 between registrant and certain lenders and NBD Bank as collateral agent.
  10.62(14)  --  Loan Agreement dated May 30, 1996 between registrant and certain banks and
                 NBD Bank as agent for banks.
  10.63      --  Loan Agreement dated August 6, 1997 between registrant and certain banks and
                 The First National Bank Of Chicago as agent for banks.
  10.64      --  Lease Agreement dated October 1, 1997 between registrant and Charrington
                 Estates.
  10.65      --  Lease Agreement dated October 30, 1997 between registrant and Teachers Insurance and Annuity Association.
       11.1  --  Statement of Computation of Earnings Per Share.
       21.1  --  List of Subsidiaries.
       23.1  --  Independent Auditors' Consent.
       24.1  --  Power of Attorney (see Page 39).
       27.1  --  Financial Data Schedule.

----------------
+ Confidential treatment has been previously granted as to portions of this exhibit. The confidential portions that were omitted from these exhibits were filed separately with the Securities and Exchange Commission.

++ Confidential treatment has been requested as to portions of this exhibit. The confidential portions that have been omitted from these exhibits have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2) Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1993.

(4) Incorporated by reference to exhibit the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1993.

(5) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.

(6) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994.

(7) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

(8) Incorporated by reference to exhibit the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

(9) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

(10) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995.

(11) Incorporated by reference to exhibit the Registration Statement on Form S-1 filed by the Registrant on September 15, 1995.

(12) Indicates management compensatory plan, contract or arrangement.

(13) Incorporated by reference to exhibit the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1995.

(14) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1996.

                                                                   SCHEDULE VIII

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                     ADDITIONS
                                                      BALANCE AT     CHARGED TO                   BALANCE AT
                                                      BEGINNING       COST AND                      END OF
                                                       OF PERIOD       EXPENSE      WRITE-OFFS      PERIOD
                                                      ----------    ------------   -----------   -----------
YEAR ENDED AUGUST 31, 1995:
  Allowance for uncollectible accounts
    receivable ...........................             $  200         $  837         $  368          $  669
  Inventory reserve ......................             $5,158         $5,034         $9,219          $  973
                                                       ======         ======         ======          ======
YEAR ENDED AUGUST 31, 1996:
  Allowance for uncollectible accounts
    receivable ...........................             $  669         $  501             --          $1,170
  Inventory reserve ......................             $  973         $5,178         $3,850          $2,301
                                                       ======         ======         ======          ======
YEAR ENDED AUGUST 31, 1997:
  Allowance for uncollectible accounts
    receivable ...........................             $1,170         $1,520             --          $2,690
  Inventory reserve ......................             $2,301         $3,690         $1,248          $4,743
                                                       ======         ======         ======          ======