Form 10-Q
period 1997-11-30
JABIL CIRCUIT INC
filed 1998-01-13
CIK 898293

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549


                                  FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended November 30, 1997.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              Yes   X      No
                                  ----        ----


As of January 5, 1998, there were 37,034,732 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX

                                     PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements

             Consolidated Balance Sheets at
             August 31, 1997 and November 30, 1997............................................   3

             Consolidated Statements of Earnings
             for the three months ended November 30, 1996 and 1997............................   4

             Consolidated Statements of Cash Flows
             for the three months ended November 30, 1996 and 1997............................   5

             Notes to Consolidated Financial Statements.......................................   6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................   8



                                     PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.................................................  10


             Signatures.......................................................................  11



PART I.  FINANCIAL INFORMATION


                     JABIL CIRCUIT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                             August 31,      November 30,
                                               1997             1997
                                             -----------     ------------
                                                             (Unaudited)
ASSETS
Current assets
  Cash                                          $ 45,457        $ 43,151
  Accounts receivable - Net                      116,987         134,357
  Inventories                                     96,187         111,779
  Prepaid expenses and other current assets          776             801
  Deferred income taxes                            6,591           6,046
                                                --------        --------
        Total current assets                     265,998         296,134

Property, plant and equipment, net               139,520         163,989
Other assets                                         385             962
                                                --------        --------

                                                $405,903        $461,085
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable to bank                          $      -        $ 10,000
  Current installments of long term debt           2,475               0
  Accounts payable                               125,741         149,847
  Accrued expenses                                34,248          30,424
  Income taxes payable                             6,186          14,448
                                                --------        --------

        Total current liabilities                168,650         204,719

Long term debt, less current installments         50,000          50,000
Deferred income taxes                              3,663           3,824
Deferred grant revenue                             2,105           1,902
                                                --------        --------

        Total liabilities                        224,418         260,445
                                                --------        --------

Stockholders' equity
  Common stock                                        37              37
  Additional paid in capital                      61,632          61,716
  Retained earnings                              119,816         138,887
                                                --------        --------

        Total stockholders' equity               181,485         200,640

                                                $405,903        $461,085
                                                ========        ========



         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (In thousands, except for per share data)
                                  (Unaudited)


                                          Three months ended
                                              November 30,
                                          ---------------------
                                             1996         1997
                                          --------     --------
Net revenue                              $203,070     $319,512
  Cost of revenue                         179,978      278,167
                                         --------     --------
Gross profit                               23,092       41,345

Operating expenses:
  Selling, general and administrative       7,727       11,077
  Research and development                    705          912
                                         --------     --------

Operating income                           14,660       29,356

  Interest expense                            658          713
                                         --------     --------

Income before income taxes                 14,002       28,643

  Income taxes                              5,174        9,572
                                         --------     --------

Net income                               $  8,828     $ 19,071
                                         ========     ========
Net income per share                     $   0.23     $   0.49
                                         ========     ========
Weighted average number of
   shares of common stock and
   common stock equivalents                37,884       38,675
                                         ========     ========





         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                            Three months ended
                                                                                               November 30,
                                                                                          ------------------------
                                                                                            1996            1997
                                                                                          -------          -------
Cash flows from operating activities:
  Net income                                                                            $  8,828          $ 19,071
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                        5,433             7,128
      Recognition of grant revenue                                                          (575)             (203)
      Deferred income taxes                                                               (1,355)              706
      (Gain) loss on sale of property                                                        (17)               18
      Changes in operating assets and
        liabilities:
        Accounts receivable                                                                6,916           (17,370)
        Inventories                                                                       (2,627)          (15,592)
        Prepaid expenses and other current assets                                             32               (25)
        Other assets                                                                       1,603              (784)
        Accounts payable and accrued expenses                                             (5,690)           28,544
                                                                                        --------          --------
      Net cash provided by operating activities                                           12,548            21,493
                                                                                        --------          --------

Cash flows from investing activities:

  Acquisition of property, plant and equipment                                           (13,318)          (31,418)
  Proceeds from sale of property and equipment                                                20                10
                                                                                        --------          --------

      Net cash used in investing activities                                              (13,298)          (31,408)
                                                                                        --------          --------

Cash flows from financing activities:
  Increase in note payable to bank                                                             0            10,000
  Payments of long-term debt                                                                (544)           (2,475)
  Payments of capital lease obligations                                                      (72)                0
  Net proceeds from issuance of common stock                                                 466                84
                                                                                        --------          --------

      Net cash provided (used) by financing activities                                      (150)            7,609
                                                                                        --------          --------

Net decrease in cash                                                                        (900)           (2,306)
Cash at beginning of period                                                               73,319            45,457
                                                                                        --------          --------

Cash at end of period                                                                   $ 72,419          $ 43,151
                                                                                        ========          ========



         See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1997 contained in the Company's 1997 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three month period ended November 30, 1997 are not necessarily indicative of the results that should be expected for a full fiscal year.

  NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding during the applicable period. Common equivalent shares consist of stock options, using the treasury stock method.

  COMMITMENTS AND CONTINGENCIES

     At November 30, 1997 the Company had outstanding approximately $32.1 million in equipment purchase commitments, and approximately $6.8 million in commitments related to the construction of new manufacturing facilities.

     The Company is party to certain law suits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's financial statements.

  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes APB Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS data presented shall be restated to conform with statement 128.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this statement September 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on earnings from its adoption.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about the products and services, geographic areas, and major customers of an enterprise. The Company will be required to adopt this Statement for financial statements for the fiscal year ending August 31, 1998. As this Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption.



NOTE 2.  BALANCE SHEET DETAIL

     The components of inventories consist of the following:


     In thousands                         August 31,       November 30,
                                                1997               1997
                                          ----------       ------------
                                                            (Unaudited)
     Finished goods                          5,594             2,601
     Work in process                        15,160            18,840
     Raw materials                          75,433            90,338
                                            ------            ------
                                            96,187           111,779
                                            ======           =======


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's net revenue for the first quarter increased 57% to $320 million compared to $203 million in the first quarter of fiscal 1997. The first quarter increase from the previous fiscal year was primarily due to increased production of communications and computer peripherals products. Foreign source revenue represented 34% of net revenue for the first quarter of fiscal 1998 compared to 31% for the same period of fiscal 1997. The increase in foreign source revenue was attributable to increased production at the Company's foreign locations.

     Gross margin increased to 12.9% for the first quarter of fiscal 1998 from 11.4% for the first quarter of fiscal 1997. This increase resulted from a shift in product mix to higher value added products and increased utilization of the Company's domestic and international operations.

     Selling, general and administrative expenses in the first quarter of fiscal 1998 decreased to 3.5% of net revenue compared to 3.8% of the prior fiscal year, while increasing in absolute dollars from $7.7 million in fiscal 1997 to $11.1 million in fiscal 1998. The dollar increase was primarily due to increased staffing and related departmental expenses at all the Company's locations along with increased information systems staff to support the expansion of the Company's business.

     Research and development expenses of 0.3% in the first quarter of fiscal 1998 were consistent with the first quarter of fiscal 1997. In absolute dollars, the expenses increased approximately $207,000 versus the same period of fiscal 1997 due to expansion of circuit design activities.

     Interest expense increased approximately $55,000 in the first quarter of fiscal 1998 to $713,000 due to an increase in short term borrowings and decreased interest income earned on cash balances.

     The Company's effective tax rate decreased to 33.4% in the first quarter of fiscal 1998 from 37.0% in the first quarter of fiscal 1997. The fiscal 1998 tax rate is lower primarily due to the granting of "pioneer" tax status to the Company's Malaysia subsidiary. This status allows tax free treatment of the subsidiary's income for the period November 1, 1995 to October 30, 2000.

BUSINESS FACTORS

     Due to the nature of turnkey manufacturing and the Company's relatively small number of customers, the Company's quarterly operating results are affected by the levels and timing of orders; the level of capacity utilization of its manufacturing facilities and associated fixed costs; fluctuations in materials costs; and by the mix of materials costs versus manufacturing costs. Similarly, operating results are affected by price competition; level of experience in manufacturing a particular product; degree of automation used in the assembly process; efficiencies achieved by the Company in managing inventories and fixed assets; timing of expenditures in anticipation of increased sales; customer product delivery requirements; and shortages of components or labor. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse affect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 1997 the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $100 million of working capital borrowing capacity.

     The Company generated $21.5 million of cash in operating activities for the three months ended November 30, 1997. The generation of cash was primarily due to net income of $19.1 million, depreciation and amortization of $7.1 million and an increase of accounts payable and accrued expenses of $28.5 million, offset by an increase in inventories of $15.6 million and an increase in accounts receivable of $17.4 million.

     Net cash used in investing activities of $31.4 million for the three months ended November 30, 1997 was a result of the Company's capital expenditures for equipment world-wide in order to support increased activities and the construction of new manufacturing facilities.

     Net cash of $7.6 million was provided by financing activities for the three months ended November 30, 1997. This was primarily attributable to $10.0 million in proceeds of bank notes payable, offset by $2.5 million in payments of long term debt.

     The Company believes that cash on hand, funds provided by operations and available borrowings under the credit facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


         ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

                      (a)         Exhibits


                      11.1        Statement re Computation of Net Income per
                                  Share

                      27          Financial Data Schedule (for SEC use only)


                      (b)         Form 8-K

                                  No Reports on Form 8-K were filed by the Registrant during the quarter ended November 30, 1997.

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


                                                    Jabil Circuit, Inc.
                                                    -------------------
                                                    Registrant

Date:  January 9, 1998                              /s/ Thomas A. Sansone
                                                    ---------------------
                                                    Thomas A. Sansone
                                                    President

Date:  January 9, 1998                              /s/ Chris A. Lewis
                                                    ----------------------
                                                    Chris A. Lewis
                                                    Chief Financial Officer