Form 10-Q
period 1998-02-28
JABIL CIRCUIT INC
filed 1998-04-13
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the quarterly period ended February 28, 1998.

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

         As of March 27, 1998, there were 37,169,780 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at
         August 31, 1997 and February 28, 1998..................................  3

         Consolidated Statements of Earnings for the three months
         and six months ended February 28, 1997 and 1998........................  4

         Consolidated Statements of Cash Flows
         for the six months ended February 28, 1997 and 1998....................  5

         Notes to Consolidated Financial Statements.............................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................  9



PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.................... 11

Item 6.  Exhibits and Reports on Form 8-K....................................... 11

         Signatures............................................................. 12

PART I. FINANCIAL INFORMATION


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                       August 31,     February 28,
                                                          1997            1998
                                                       ----------     ------------
                                                                       (Unaudited)
ASSETS
Current assets
  Cash                                                  $ 45,457        $ 55,680
  Accounts receivable - Net                              116,987         119,545
  Inventories                                             96,187          90,114
  Prepaid expenses and other current assets                  776           1,054
  Deferred income taxes                                    6,591           6,046
                                                        --------        --------

        Total current assets                             265,998         272,439

Property, plant and equipment, net                       139,520         182,465
Other assets                                                 385             370
                                                        --------        --------

                                                        $405,903        $455,274
                                                        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt                $  2,475        $      0
  Accounts payable                                       125,741         126,530
  Accrued expenses                                        34,248          34,093
  Income taxes payable                                     6,186           9,977
                                                        --------        --------

        Total current liabilities                        168,650         170,600

Long term debt, less current installments                 50,000          50,000
Deferred income taxes                                      3,663           3,824
Deferred grant revenue                                     2,105           1,699
                                                        --------        --------

        Total liabilities                                224,418         226,123
                                                        --------        --------

Stockholders' equity
  Common stock                                                37              37
  Additional paid-in capital                              61,632          70,088
  Retained earnings                                      119,816         159,026
                                                        --------        --------

        Total stockholders' equity                       181,485         229,151

                                                        $405,903        $455,274
                                                        ========        ========




          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                              Three months ended           Six months ended
                                                  February 28,               February 28,
                                            ----------------------      ----------------------

                                              1997          1998          1997          1998
                                            --------      --------      --------      --------
Net revenue                                 $222,187      $330,688      $425,257      $650,200
  Cost of revenue                            195,711       286,628       375,689       564,795
                                            --------      --------      --------      --------

Gross profit                                  26,476        44,060        49,568        85,405

Operating expenses:
  Selling, general and administrative          7,918        12,858        15,645        23,935
  Research and development                       804           879         1,509         1,791
                                            --------      --------      --------      --------

Operating income                              17,754        30,323        32,414        59,679

  Interest expense, net                          389         1,134         1,047         1,847
                                            --------      --------      --------      --------

Income before income taxes                    17,365        29,189        31,367        57,832

  Income taxes                                 6,306         9,050        11,480        18,622
                                            --------      --------      --------      --------

Net income                                  $ 11,059      $ 20,139      $ 19,887      $ 39,210
                                            ========      ========      ========      ========

Basic earnings per share                    $   0.31      $   0.54      $   0.55      $   1.06
                                            ========      ========      ========      ========

Diluted earnings per share                  $   0.29      $   0.52      $   0.52      $   1.02
                                            ========      ========      ========      ========

Common shares used in the calculations
of basic earnings per share                   36,181        37,080        35,925        37,050
                                            ========      ========      ========      ========

Common and common equivalent shares
used in the calculations of diluted
earnings per share                            38,327        38,564        38,105        38,620
                                            ========      ========      ========      ========




          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               For the six months
                                                               ended February 28,
                                                            -----------------------
                                                              1997           1998
                                                            --------       --------
Cash flows from operating activities:
  Net income                                                $ 19,887       $ 39,210
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                           11,447         15,303
      Recognition of grant revenue                            (1,065)          (406)
      Deferred income taxes                                   (1,695)           706
      (Gain) loss on sale of property                           (308)           115
      Changes in operating assets and liabilities:
        Accounts receivable                                   (5,999)        (2,558)
        Inventories                                          (13,412)         6,073
        Prepaid expenses and other current assets               (123)          (278)
        Other assets                                              14              9
        Accounts payable and accrued expenses                 12,134         11,539
                                                            --------       --------

      Net cash provided by operating activities               20,880         69,713
                                                            --------       --------

Cash flows from investing activities:

  Acquisition of property, plant and equipment               (32,021)       (58,420)
  Proceeds from sale of property and equipment                   369             63
                                                            --------       --------

      Net cash used in investing activities                  (31,652)       (58,357)
                                                            --------       --------

Cash flows from financing activities:
  Increase in note payable to bank                                --             --
  Payments of long-term debt                                  (1,040)        (2,475)
  Payments of capital lease obligations                         (139)             0
  Net proceeds from issuance of common stock                   2,868          1,342
  Proceeds from Scottish grant                                   922             --
                                                            --------       --------

      Net cash provided (used) by financing activities         2,611         (1,133)
                                                            --------       --------

Net increase (decrease) in cash                               (8,161)        10,223
Cash at beginning of period                                   73,319         45,457
                                                            --------       --------

Cash at end of period                                       $ 65,158       $ 55,680
                                                            ========       ========

Non-cash transactions:
Tax benefit of options exercised                            $  1,103       $  7,114
                                                            ========       ========


          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1997 contained in the Company's 1997 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the six month period ended February 28, 1998 are not necessarily indicative of the results that should be expected for a full fiscal year.


     EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," in the second quarter of fiscal 1998. Under SFAS 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

In thousands                               Three months ended         Six months ended
                                               February 28,             February 28,
                                            1997         1998         1997         1998
                                          ----------------------------------------------
Numerator:
Net income                                $11,059      $20,139      $19,887      $39,210

Denominator:
Denominator for basic EPS-
weighted-average shares                    36,181       37,080       35,925       37,050
Effect of dilutive securities:
    Employee stock options                  2,146        1,484        2,180        1,570
                                          ----------------------------------------------
Denominator for diluted EPS-adjusted
weighted-average shares                    38,327       38,564       38,105       38,620
                                          ==============================================

Basic EPS                                 $  0.31      $  0.54      $  0.55      $  1.06
                                          ==============================================
Diluted EPS                               $  0.29      $  0.52      $  0.52      $  1.02
                                          ==============================================

         For the three-month and six-month periods ended February 28, 1998, options to purchase 15,000 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three-month and six-month periods ended February 28, 1997, no such antidilutive options existed.


COMMITMENTS AND CONTINGENCIES

         At February 28, 1998, the Company had approximately $25 million in new facility and equipment purchase commitments outstanding.

         The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's financial statements.


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



NOTE 2. BALANCE SHEET DETAIL

         The components of inventories consist of the following:

                  In thousands                       August 31,        February 28,
                                                        1997               1998
                                                     ----------        ------------
                                                                        (Unaudited)
                  Finished goods                        5,594              9,520
                  Work-in-process                      15,160             16,124
                  Raw materials                        75,433             64,470
                                                       ------             ------
                                                       96,187             90,114
                                                       ======             ------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's net revenue for the second quarter and first six months of fiscal 1998 increased 49% and 53% to $331 million and $650, million, respectively from $222 million and $425 million in the second quarter and first six months of fiscal 1997. This increase from the previous fiscal year was primarily due to increased production of communications and computer peripherals products. Foreign source revenue represented 31% and 33% of net revenue for the second quarter and first six months of fiscal 1998, respectively, compared to 34% and 32% for the same periods of fiscal 1997. The decrease in foreign source revenue in the second quarter was attributable to increased production at the Company's domestic locations.

         Gross margin increased to 13.3% and 13.1% for the second quarter and first six months, respectively, of fiscal 1998 from 11.9% and 11.7% for the second quarter and first six months of fiscal 1997. This increase resulted from a shift in product mix to higher value-added products.

         Selling, general and administrative expenses in the second quarter of fiscal 1998 increased to 3.9% of net revenue compared to 3.6% in the prior fiscal year, while increasing in absolute dollars from $7.9 million in fiscal 1997 to $12.9 million in fiscal 1998. Selling, general and administrative expenses of 3.7% of net revenue in the first six months of fiscal 1998 were consistent with the same period of the prior fiscal year, while increasing in absolute dollars from $15.6 million in fiscal 1997 to $23.9 million in fiscal 1998. The dollar increases were primarily due to increased staffing and related departmental expenses at all the Company's locations along with increased information systems staff to support the expansion of the Company's business.

         Research and development expenses decreased to 0.3% of net revenue for the second quarter and first six months of fiscal 1998 from 0.4% for the same periods of fiscal 1997. In absolute dollars, the expenses increased approximately $75,000 and $282,000, respectively, versus the same periods of fiscal 1997 due to the expansion of circuit design activities.

         Interest expense increased approximately $745,000 and $800,000, respectively, in the second quarter and first six months of fiscal 1998 to $1.1 million from $0.4 million and $1.8 million from $1.0 million due to an increase in short-term borrowings and decreased interest income earned on cash balances.

         The Company's effective tax rate decreased to 31.0% and 32.2% in the second quarter and first six months, respectively, of fiscal 1998 from 36.3% and 36.6% in the second quarter and first six months of fiscal 1997. The fiscal 1998 tax rate is lower primarily due to the granting of

"pioneer" tax status to the Company's Malaysia subsidiary. This status allows tax free treatment of the subsidiary's income for the period November 1, 1995 to October 30, 2000.

BUSINESS FACTORS

         Due to the nature of turnkey manufacturing and the Company's relatively small number of customers, the Company's quarterly operating results are affected by the level and timing of orders, the level of capacity utilization of its manufacturing facilities and associated fixed costs, fluctuations in material costs, and by the mix of material costs versus manufacturing costs. Similarly, operating results are affected by price competition, level of experience in manufacturing a particular product, degree of automation used in the assembly process, efficiencies achieved by the Company in managing inventories and fixed assets, timing of expenditures in anticipation of increased sales, customer product delivery requirements, and shortages of components or labor. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse affect on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $100 million of working capital borrowing capacity.

         The Company generated $69.7 million of cash in operating activities for the six months ended February 28, 1998. The generation of cash was primarily due to net income of $39.2 million, depreciation and amortization of $15.3 million, an increase of accounts payable and accrued expenses of $11.5 million and a decrease of $6.1 million in inventories, offset by an increase in accounts receivable of $2.6 million.

         Net cash used in investing activities of $58.4 million for the six months ended February 28, 1998 was a result of the Company's capital expenditures for equipment worldwide in order to support increased activities and the construction of new manufacturing facilities.

         Net cash of $1.1 million was used by financing activities for the six months ended February 28, 1998. This was primarily attributable to $2.5 million in payments of long term debt, offset by $1.3 million in net proceeds from the issuance of common stock.

         The Company believes that cash on-hand, funds provided by operations and available borrowings under the credit facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

         ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders, held on January 27, 1998, the following proposals were voted upon by the shareholders as indicated below:

         1. To elect the board of directors

                                                  Number of Shares
                                                  ----------------
                                                For          Withheld
                                                ---          --------
                  William D. Morean          15,699,844       257,202
                  Thomas A. Sansone          15,699,434       257,612
                  Ronald J. Rapp             15,692,779       264,267
                  Lawrence J. Murphy         15,699,874       257,172
                  Mel S. Lavitt              15,699,414       257,632
                  Steven A. Raymund          15,704,814       252,232
                  Frank A. Newman            15,698,399       258,647


         2. To ratify the selection of KPMG Peat Marwick, LLP as independent auditors for the Company

                      For           Against           Abstain
                      ---           -------           -------
                  15,824,970         16,203           115,873


         ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

                     (a)   Exhibits

                           27.  Financial Data Schedule.

                     (b)   Reports on Form 8-K

                           There were no reports on Form 8-K filed by the Registrant during the quarter ended February 28, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Jabil Circuit, Inc.
                                             Registrant

Date: April 13, 1998                         By: s/ Thomas A. Sansone
      -------------                              --------------------
                                                 Thomas A. Sansone
                                                 President

Date: April 13, 1998                         By: s/ Chris A. Lewis
      --------------                             -----------------
                                                 Chris A. Lewis
                                                 Chief Financial Officer