Form 10-Q
period 1998-05-31
JABIL CIRCUIT INC
filed 1998-07-08
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

         For the quarterly period ended May 31, 1998.

         Transition report pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

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

                            Yes   X           No
                                -----            ----
          As of June 30, 1998, there were 37,185,048 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                      INDEX


                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets at
              August 31, 1997 and May 31, 1998..................................   3

              Consolidated Statements of Earnings for the three months
              and nine months ended May 31, 1997 and 1998.......................   4

              Consolidated Statements of Cash Flows
              for the nine months ended May 31, 1997 and 1998...................   5

              Notes to Consolidated Financial Statements........................   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................   9



PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................  11


              Signatures........................................................  11

PART I.  FINANCIAL INFORMATION


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        August 31,                   May 31,
                                                           1997                       1998
                                                      -------------              --------------
                                                                                  (Unaudited)
      ASSETS
      Current assets
        Cash                                          $     45,457               $      43,348
        Accounts receivable - Net                          116,987                     123,863
        Inventories                                         96,187                      83,651
        Prepaid expenses and other current assets              776                       1,532
        Deferred income taxes                                6,591                       6,046
                                                      ------------               --------------

              Total current assets                         265,998                     258,440

      Property, plant and equipment, net                   139,520                     185,880
      Other assets                                             385                       1,097
                                                      ------------               -------------

                                                      $    405,903               $     445,417
                                                      ============               =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
        Current installments of long term debt        $      2,475                     $ 8,333
        Accounts payable                                   125,741                     100,232
        Accrued expenses                                    34,248                      35,252
        Income taxes payable                                 6,186                       7,171
                                                      ------------               -------------

              Total current liabilities                    168,650                     150,988

      Long term debt, less current installments             50,000                      41,667
      Deferred income taxes                                  3,663                       3,824
      Deferred grant revenue                                 2,105                       2,429
                                                      ------------               -------------

              Total liabilities                            224,418                     198,908
                                                      ------------               -------------

      Stockholders' equity
        Common stock                                            37                          37
        Additional paid-in capital                          61,632                      70,165
        Retained earnings                                  119,816                     176,307
                                                      ------------               -------------

              Total stockholders' equity                   181,485                     246,509

                                                      $    405,903               $     445,417
                                                      ============               =============




                  See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except for per share data)
                                   (Unaudited)


                                                   Three months ended           Nine months ended
                                                         May 31,                      May 31,
                                               ----------------------------    -----------------------
                                                  1997              1998         1997           1998
                                               ----------       -----------    --------       --------
Net revenue                                      $247,637       $309,599       $672,894       $959,799
  Cost of revenue                                 215,603        269,826        591,292        834,621
                                                 --------       --------       --------       --------

Gross profit                                       32,034         39,773         81,602        125,178

Operating expenses:
  Selling, general and administrative               9,252         12,941         24,897         36,876
  Research and development                            723          1,065          2,232          2,856
                                                 --------       --------       --------       --------

Operating income                                   22,059         25,767         54,473         85,446

  Interest expense, net                               406            722          1,453          2,569
                                                 --------       --------       --------       --------

Income before income taxes                         21,653         25,045         53,020         82,877

  Income taxes                                      7,081          7,764         18,561         26,386
                                                 --------       --------       --------       --------

Net income                                       $ 14,572       $ 17,281       $ 34,459       $ 56,491
                                                 ========       ========       ========       ========

Basic earnings per share                         $   0.40       $   0.46       $   0.95       $   1.52
                                                 ========       ========       ========       ========

Diluted earnings per share                       $   0.38       $   0.45       $   0.90       $   1.46
                                                 ========       ========       ========       ========

Common shares used in the calculations
of basic earnings per share                        36,503         37,167         36,118         37,089
                                                 ========       ========       ========       ========

Common and common equivalent shares
used in the calculations of diluted
earnings per share                                 38,392         38,615         38,201         38,618
                                                 ========       ========       ========       ========







           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                         For the nine months
                                                                                            ended May 31,
                                                                                       ------------------------
                                                                                         1997           1998
                                                                                       ---------      ---------
Cash flows from operating activities:
  Net income                                                                           $ 34,459         56,491
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                      16,211         23,545
      Recognition of grant revenue                                                       (1,518)           324
      Deferred income taxes                                                              (2,438)           706
      (Gain) loss on sale of property                                                       430            638
      Changes in operating assets and liabilities:
        Accounts receivable                                                             (10,357)        (6,876)
        Inventories                                                                     (32,075)        12,536
        Prepaid expenses and other current assets                                          (146)          (756)
        Other assets                                                                       (194)          (721)
        Accounts payable and accrued expenses                                            39,643        (16,406)
                                                                                       --------       --------

      Net cash provided by operating activities                                          44,015         69,481
                                                                                       --------       --------

Cash flows from investing activities:

  Acquisition of property, plant and equipment                                          (63,143)       (70,862)
  Proceeds from sale of property and equipment                                              377            328
                                                                                       --------       --------

      Net cash used in investing activities                                             (62,766)       (70,534)
                                                                                       --------       --------

Cash flows from financing activities:
  Increase in note payable to bank                                                        3,227             --
  Payments of long-term debt                                                             (3,913)        (2,475)
  Payments of capital lease obligations                                                  (1,586)            --
  Net proceeds from issuance of common stock                                              3,213          1,419
  Proceeds from Scottish grant                                                              922             --
                                                                                       --------       --------

      Net cash provided (used) by financing activities                                    1,863         (1,056)
                                                                                       --------       --------

Net increase (decrease) in cash                                                         (16,888)        (2,109)
Cash at beginning of period                                                              73,319         45,457
                                                                                       --------       --------

Cash at end of period                                                                  $ 56,431       $ 43,348
                                                                                       ========       ========


Non-cash transactions:
Tax benefit of options exercised                                                       $  1,103       $  7,114
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



           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1997 contained in the Company's 1997 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the nine-month period ended May 31, 1998 are not necessarily indicative of the results that should be expected for a full fiscal year.


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


In thousands                                   Three months ended            Nine months ended
                                                     May 31,                      May 31,
                                              1997            1998          1997          1998
                                            ---------      -------        -------        -------
Numerator:
Net income                                  $14,572        $17,281        $34,459        $56,491

Denominator:
Denominator for basic EPS-
weighted-average shares                      36,503         37,167         36,118         37,089
Effect of dilutive securities:
    Employee stock options                    1,889          1,448          2,083          1,529
                                            ----------------------------------------------------
Denominator for diluted EPS-adjusted
weighted-average shares                      38,392         38,615         38,201         38,618
                                            ====================================================

Basic EPS                                   $  0.40        $  0.46        $  0.95        $  1.52
                                            ====================================================
Diluted EPS                                 $  0.38        $  0.45        $  0.90        $  1.46
                                            ====================================================


         For the three-month and nine-month periods ended May 31, 1998, options to purchase 60,000 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive. For the three-month and nine-month periods ended May 31, 1997, 40,000 and 42,000, respectively, antidilutive options existed.


COMMITMENTS AND CONTINGENCIES

         At May 31, 1998, the Company had approximately $25 million in new facility and equipment purchase commitments outstanding.

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

NOTE 2.  PROPOSED ACQUISITION

         In May 1998, The Company signed a Memorandum of Understanding with Hewlett-Packard Company to acquire HP's Laserjet Solutions Group Formatter Manufacturing Organization (FMO). Under the terms of the memorandum, the Company will acquire the printed-circuit assembly assets of the FMO operations in Boise, Idaho and Bergamo, Italy and offer employment to the 600 employees of those operations. The closing is subject to the completion of due diligence and other terms and conditions and is expected to be completed in August 1998.


 NOTE 3.  BALANCE SHEET DETAIL

         The components of inventories consist of the following:

                     In thousands                               August 31,        May 31,
                                                                   1997            1998
                                                                ----------        ------
                                                                               (Unaudited)
                     Finished goods                               5,594            5,222
                     Work-in-process                             15,160           17,616
                     Raw materials                               75,433           60,813
                                                                 ------           ------
                                                                 96,187           83,651
                                                                 ======           ======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's net revenue for the third quarter and first nine months of fiscal 1998 increased 25% and 43% to $310 million and $960 million, respectively from $248 million and $673 million in the third quarter and first nine months of fiscal 1997. This increase from the previous fiscal year was primarily due to increased production of communications and computer peripherals products. Foreign source revenue represented 33% of net revenue for the third quarter and first nine months of fiscal 1998 compared to 26% and 31%, respectively, for the same periods of fiscal 1997. The increase in foreign source revenue was attributable to increased production at the Company's foreign locations.

         Gross margin decreased to 12.8% for the third quarter of fiscal 1998 from 12.9% for the same period of fiscal 1997, reflecting a comparable business mix from the prior year. Gross margin increased to 13.0% for the first nine months of fiscal 1998 as compared to 12.1% for the same period of the prior fiscal year. This increase resulted from a shift in product mix to higher value-added products.

         Selling, general and administrative expenses in the third quarter of fiscal 1998 increased to 4.2% of net revenue compared to 3.7% in the prior fiscal year, while increasing in absolute dollars from $9.3 million in fiscal 1997 to $12.9 million in fiscal 1998. Selling, general and administrative expenses increased to 3.8% of net revenue in the first nine months of fiscal 1998 from 3.7% as compared with the same period of the prior fiscal year, while increasing in absolute dollars from $24.9 million in fiscal 1997 to $36.9 million in fiscal 1998. The dollar increases were primarily due to increased staffing and related departmental expenses at all the Company's locations along with increased information systems staff to support the expansion of the Company's business.

         Research and development expenses remained a constant 0.3% of net revenue for the third quarter and first nine months of fiscal 1998 as compared to the same periods of fiscal 1997. In absolute dollars, the expenses increased approximately $342,000 and $624,000, respectively, versus the same periods of fiscal 1997 due to the expansion of circuit design activities.

         Interest expense increased approximately $0.3 million and $1.1 million, respectively, in the third quarter and first nine months of fiscal 1998 to $0.7 million and $2.6 million due to an increase in short-term borrowings and decreased interest income earned on cash balances.

         The Company's effective tax rate decreased to 31.0% and 31.8% in the third quarter and first nine months, respectively, of fiscal 1998 from 32.7% and 35.0% in the third quarter and first nine months of fiscal 1997. The fiscal 1998 tax rate is lower primarily due to the granting of "pioneer" tax status to the Company's Malaysia subsidiary. This status allows tax-free treatment of the subsidiary's income for the period November 1, 1995 to October 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1998, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $100 million of working capital borrowing capacity.

         The Company generated $69.5 million of cash in operating activities for the nine months ended May 31, 1998. The generation of cash was primarily due to net income of $56.5 million, depreciation and amortization of $23.5 million and a decrease of $12.5 million in inventories, offset by an increase in accounts receivable of $6.9 million and a decrease in accounts payable and accrued expenses of $16.4 million.

         Net cash used in investing activities of $70.5 million for the nine months ended May 31, 1998 was a result of the Company's capital expenditures for equipment worldwide in order to support increased activities and the construction of new manufacturing facilities.

         Net cash of $1.1 million was used by financing activities for the nine months ended May 31, 1998. This was primarily attributable to $2.5 million in payments of long-term debt, offset by $1.4 million in net proceeds from the issuance of common stock.

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

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


         ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

                        (a)         Exhibits

                                    27.  Financial Data Schedule.

                        (b)         Reports on Form 8-K

                                    There were no reports on Form 8-K filed by the Registrant during the quarter ended May 31, 1998.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Jabil Circuit, Inc.
                                              Registrant

Date:  July 8, 1998                           By:      /s/ Thomas A. Sansone
       ------------                                    ------------------------
                                                       Thomas A. Sansone
                                                       President

Date:  July 8, 1998                           By:      /s/ Chris A. Lewis
       ------------                                    ------------------------
                                                       Chris A. Lewis
                                                       Chief Financial Officer