Form 10-K
period 1998-08-31
JABIL CIRCUIT INC
filed 1998-12-07
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         (Mark one)

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                                          ------------  ------------
                        COMMISSION FILE NUMBER: 0-21308

                              JABIL CIRCUIT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              38-1886260
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

              10800 ROOSEVELT BLVD., ST. PETERSBURG, FLORIDA 33716 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (727) 577-9749

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                           Name of each exchange on which registered
Common Stock, $0.001 par value per share                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K. /   /

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on November 3, 1998) was approximately $1,078 million. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on November 3, 1998, was 37,293,825. The Company does not have any non-voting stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
         The Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on January 28, 1999 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

                                     PART I

ITEM 1.  BUSINESS

              This Business discussion contains certain forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual events or results to differ materially from those referenced in such forward-looking statement include those described in the section herein entitled "Factors Affecting Future Results" and in the Company's other filings with the Securities and Exchange Commission. The words "believe," "estimate," "expect," "intend," "anticipate," "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual events and results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on any forward-looking statements.

THE COMPANY

         Jabil Circuit, Inc. ("Jabil" or the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, peripherals, consumer and automotive industries. Jabil's business strategy is to create and support long-term manufacturing partnerships with leading electronics companies in growth industries. The Company executes this strategy by offering its customers a complete turnkey solution, including circuit and production design; component selection, sourcing and procurement; automated assembly; design and implementation of product test; and shipment to end-users. Jabil's turnkey approach enables customers to transfer virtually all internal manufacturing responsibilities to the Company. Management believes the Company is a leader in offering expanded turnkey services such as circuit and production design and in the early implementation of new manufacturing technologies.

         The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. Jabil is organized in resource and product line-dedicated business units that the Company refers to as "work cells." Management believes this work cell structure promotes a high level of responsiveness to customers and facilitates highly responsive global, multi-location production that is adaptive to changing customer needs.

         The Company currently conducts operations in Scotland, Malaysia, Mexico, Italy and in four regions of the United States. The Company believes that localized global production is an important factor in mitigating risks of inventory obsolescence for global customer products and reducing logistic costs such as freight and duty.

         The Company was incorporated in Delaware on February 21, 1992 to succeed to the business of a Michigan Corporation named "Jabil Circuit Co., Inc." that was incorporated in 1969. Unless the context otherwise requires, the "Company" and "Jabil" refer to Jabil Circuit, Inc., a Delaware corporation, its predecessor and its subsidiaries. The Company's executive offices are located at 10800 Roosevelt Boulevard, St. Petersburg, Florida 33716, and its telephone number is (727) 577-9749. The Company's internet address is www.jabil.com.

INDUSTRY OVERVIEW

         The contract manufacturing industry has seen rapid growth over the past several years as an increasing number of electronics companies have chosen or adopted an external manufacturing strategy. This growth has also been impacted by OEMs divesting of internal manufacturing capacity. Other factors driving OEMs to favor contract manufacturing outsourcing include:

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


STRATEGY

         The Company's objective is to expand its position as a global provider of electronic manufacturing services. Key elements in meeting this objective include:

         Long-term Relationships. The core strategy of the Company is to establish itself with leading electronics companies in expanding industries that have the critical mass and growth goals to take advantage of highly automated, continuous flow manufacturing, and global manufacturing when advantageous. Since Jabil derives most of its growth in revenue from its existing customer base, the Company strives to maintain long-term, mutually beneficial relationships with its customers. Jabil offers customers a complete turnkey solution, including circuit and production design; component selection, sourcing and procurement; automated assembly; design and implementation of product test; system assembly, order configuration and distribution to end users. Jabil's turnkey approach enables a customer to transfer virtually all internal manufacturing and distribution responsibilities to the Company.

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


         Parallel Global Production. The Company believes its customers need to produce the same products simultaneously in different markets of the world. Jabil believes that parallel global production is a key strategy to reduce obsolescence risk, secure the lowest landed cost and simultaneously supply products of equivalent or comparable quality throughout the world. In order to accommodate this need, the Company has significantly added to its manufacturing space in Scotland, Malaysia and the United States. In addition, Jabil has increased manufacturing resources in North America and Europe by establishing a Guadalajara, Mexico plant and a Bergamo, Italy plant. The plant in Italy was a result of the August 1998 acquisition of certain manufacturing and related assets comprising the "Formatter Manufacturing Organization" business unit of Hewlett-Packard Company ("HP Acquisition").


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

         The Company also utilizes an electronic commerce system/electronic data interchange ("EDI") with customers and suppliers to implement a variety of supply chain management programs. The Company's customers utilize the EDI supply chain management to share demand and product forecasts and deliver purchase orders. The Company uses the EDI system with suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

         The Company is in the process of installing a new enterprise resource planning system ("ERP System") that will replace the current Manufacturing Resource Planning ("MRP") system and financial information systems. This system is believed to be "Year 2000 Compliant". The Company is also identifying and implementing changes to its other information systems in order to make them compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs. See "Year 2000" Readiness.

DESIGN ACTIVITIES

         Circuit Design. The Company provides circuit design activities for certain of its customers. Circuit design involves the creation of electronic circuit architecture, which ordinarily includes application specific integrated circuit ("ASIC") design or selection and implementation, circuit function and speed analysis, schematic development, net list generation and firmware development. The Company's circuit design activities have resulted in designs for video set-top boxes, personal computers, notebook computers, consumer appliance controls, workstation I/O (input/output) cards, cellular telephone accessories, and electronic products for use in automotive applications. The resulting products are usually offered to customers on an exclusive basis in exchange for a customer's commitment to use Jabil to manufacture the product. The goals of the Company's circuit design activities are to create a more stable stream of volume turnkey manufacturing and an elevated level of strategic partnering with principal customers. The Company has testing and validation capability to accelerate the time to market of products designed internally and externally.

         Production Design. The Company engages in significant production design activities. Production design is the process of designing the circuit board using CAD and CAE tools, concurrently with component package selection and the development of the bill of materials, approved vendors list, assembly equipment configuration and processes, solder processes, in-circuit test and functional test, test fixture design, "burn-in" and reliability monitoring plan. The production design process improves manufacturability and generally eliminates conflicts between disciplines while the product is still in the design phase. Overall board costs are considered in connection with assembly costs, materials costs and availability, process yield considerations and targeted sources for board production. In this way, total costs can be minimized prior to production launch. Management believes the Company's production design process reduces product cost and accelerates time-to-volume production. The process generally includes computer simulation and optimization of electrical signal speed and circuit timing, simulation of thermal characteristics and minimization of radio frequency interference ("RFI") emissions. This computer simulation activity greatly reduces the risks of subsequent engineering revisions and enhances attainment of time-to-volume production goals.

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

SYSTEM ASSEMBLY AND TEST

         The Company offers system assembly and test services to its customers. The Company maintains significant system assembly capacity and has seen this portion of the business grow as an extension of the assembly of circuit boards. This process involves the assembly of higher level sub-systems and systems incorporating printed circuit boards. In some cases, the final product is shipped directly to the end-user.

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

         Flip Chip / Direct Chip Attach. Flip chip or direct chip attach technology is the assembly technology that, in the opinion of the Company, provides users with the smallest size, high performance package that is commercially practical. Jabil is developing technology that makes flip chip attach compatible with standard surface mount processes. The silicon die is attached directly to the substrate by means of miniature solder bumps. The Company's research activities in this area are subsidized in part by a government-sponsored Low Cost Flip Chip Program composed of process-specific industry participants.

         Thin Substrate Processes. Thin substrate processes involve the use of specialized placement, rigidization and soldering techniques to achieve the automated assembly and soldering of multilayer substrates having a thickness of less than .020 of an inch. These substrates are commonly used in the design of thin products, such as PCMCIA (Person Computer Memory Card International Association) cards and cellular telephones. The lack of stiffness typical in these substrates makes assembly with conventional processing techniques difficult and expensive. The Company has a patent application pending covering processes associated with these applications. See "Proprietary Rights."

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

         Computer Integrated Manufacturing. Computer integrated manufacturing ("CIM") involves the direct link of CAD data to computer-controlled assembly and test equipment used to produce the product. By directly linking CAD data files to production machines, waste generated in adjusting processes is reduced, higher levels of mechanical precision are attained in placement and test fixturing programs, and generally, cost is lowered with improved time-to-volume production.

CUSTOMERS AND MARKETING

         The Company's revenue was distributed over the following significant industry segments:

                         SIGNIFICANT INDUSTRY SEGMENTS

                                                                       YEAR ENDED AUGUST 31
                                                                       --------------------
                                                              1996              1997              1998
                                                              ----              ----              ----
Communications.......................................           30%               51%               52%
Personal Computers...................................           36%               21%               16%
Computer Peripherals.................................           25%               16%               19%
Automotive and other.................................            9%               12%               13%


         A small number of customers have historically comprised a major portion of the Company's net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to customers who accounted for more than 10% of net revenue in any respective period:

                           PERCENTAGE OF NET REVENUE

                                                                       YEAR ENDED AUGUST 31
                                                                       --------------------
                                                              1996              1997              1998
                                                              ----              ----              ----
Hewlett-Packard Company..............................           20%               15%               10%
NEC Technologies, Inc................................           15%                 *                 *
Quantum Corporation..................................           23%               10%                 *
3Com.................................................           11%               21%               18%
Cisco Systems Inc.  .................................           10%               20%               20%
* less than 10% of net revenues


         In fiscal 1996, 1997 and 1998, fewer than 20 customers accounted for substantially all the Company's net revenue. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions or delays in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company or that the Company will not terminate arrangements with customers. Any such termination of a manufacturing relationship by the Company or its customers or change, reduction or delay in orders could have a material adverse effect on the Company's results of operations. See Note 7 of Notes to Consolidated Financial Statements.

         The Company has pursued diversification of its customer base and sought multiple customers in the markets it serves. The Company's principal sources of new business are the expansion of existing relationships, referrals and direct sales through its Business Unit Managers and executive staff. The Company does not rely on sales or manufacturers' representatives. Business Unit Managers, supported by the executive staff, identify and attempt to develop relationships with potential customers who meet a certain profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, Business Unit Managers are responsible for ongoing management of production for their customers.

         The Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the communications, personal computer, peripherals, consumer and automotive industries. These industries have been characterized by rapid technological change, short product life cycles and pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting the communications, personal computer, peripherals, consumer and automotive industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations. In addition, the Company generates significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by the Company, the Company's operating results and financial condition would be adversely affected.

INTERNATIONAL EXPANSION

         A key element in the Company's strategy is to provide localized production of the global products produced for OEMs in the major consuming regions of the European Community and Asia. In order to offer this localized production, in fiscal 1993 the Company established a manufacturing facility in Livingston, Scotland, which began volume production in May 1993. The Scotland facility targets existing European customers, those North American customers having significant sales in the European Community and potential European customers who meet the profile discussed above. Additionally, the Company began volume production in October 1995, in Penang, Malaysia. This location enables the Company to provide manufacturing services to the Asian market from an Asian location in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers. In order to increase capacity both in Europe and in the Asian market, the Company completed an expansion of both locations in the early portion of fiscal 1998. See Note 3 of Notes to Consolidated Financial Statements.

         As an addition to the North American market, the Company completed construction of a manufacturing facility in Guadalajara, Mexico early in fiscal 1998 and began volume production in November 1997. This operation will allow for continued expansion in North America, while providing a competitive cost structure and close proximity to the United States market.

         In August 1998, the Company acquired manufacturing operations in Bergamo, Italy as part of the HP Acquisition.

         The Company's international operations may be subject to a number of other risks, including fluctuations in the value of currencies, export duties, import controls and trade barriers (including quotas), restrictions on the transfer of funds, employee turnover, work stoppages, longer payment cycles, greater difficulty in accounts receivable collection, and burdens of complying with a wide variety of foreign laws. In addition, net-operating losses incurred by foreign operations cannot be utilized by the Company to reduce United States income taxes.

COMPETITION

         Competition in the contract manufacturing industry is intense. The Company competes against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Celestica, Inc., and Flextronics International. In addition, the Company may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, contract manufacturing services. Several of the Company's competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company also faces competition from the manufacturing operations of its current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the merits of external manufacturing.

         The Company believes that the primary basis of competition in its targeted markets are capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes the Company competes favorably with respect to these factors. To remain competitive, the Company must continue to provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. There can be no assurance that the Company will be able to compete favorably with respect to these factors in the future.

BACKLOG

         The Company's order backlog at August 31, 1998 was approximately $456 million, compared to backlog of $450 million at August 31, 1997. Although the backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of the Company's relationships with its customers, it frequently allows customers to cancel or reschedule deliveries hence backlog is not a meaningful indicator of future financial results. Although the Company may seek to negotiate fees to cover the costs of such cancellations or rescheduling, it may not be successful in doing so.

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

RESEARCH AND DEVELOPMENT

         To meet the increasingly sophisticated needs of its customers, Jabil continually works to develop and refine new manufacturing processes, enhance production design and develop new circuit designs. For fiscal 1996, 1997 and 1998, the Company expended $2.1 million, $3.1 million, and $3.8 million, respectively, on research and development activities. To date, substantially all of the Company's research and development expenditures have related to internal research and development activities.

         In conjunction with the HP acquisition, the Company recorded a charge of $6.5 million related to the write-off of in-process research and development. See Note 10 of Notes to Consolidated Financial Statements.

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

PROPRIETARY RIGHTS

         The Company regards its manufacturing processes and circuit designs as proprietary trade secrets and confidential information. Jabil relies largely upon a combination of trade secret laws; non-disclosure agreements with its customers, employees, and suppliers; its internal security systems; confidentiality procedures and employee confidentiality agreements to maintain the trade secrecy of its circuit designs and manufacturing processes. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur.

         The Company currently has six patents and one patent application pending. However, Jabil believes that the rapid pace of technological change makes patent protection less significant than such factors as the knowledge and experience of management and personnel and the Company's ability to develop, enhance and market manufacturing services.

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

         Although the Company does not believe that its circuit designs or manufacturing processes infringe on the proprietary rights of third parties, there can be no assurance that if third parties assert valid infringement claims against the Company with respect to past, current or future designs or processes, the Company will not be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, or engage in costly litigation.

EMPLOYEES

         As of August 31, 1998, the Company had 5,311 full-time employees. This compares to 3,661 full-time employees at August 31, 1997. Approximately six hundred employees joined the company as a result of the HP acquisition in August 1998.

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

GEOGRAPHIC INFORMATION

         The information regarding revenue, operating profit, identifiable assets and export sales set forth in Note 7 of Notes to Consolidated Financial Statements, set forth elsewhere herein, is hereby incorporated by reference into this Part I, Item 1.

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

ITEM 2.  PROPERTIES

         The Company has manufacturing facilities located in the United States, Scotland, Malaysia, Mexico and Italy.

A summary of building locations is as follows:


CURRENT FACILITIES

                                       Year                           Approximate
         Location                   Commenced      Owned/Leased      Square Footage        Description
         --------                   ---------      ------------      --------------        -----------
St. Petersburg, Florida                  1988             Owned             110,000  High volume mfg.,
                                                                                      Corporate office
St. Petersburg, Florida                  1997             Owned             125,000  High volume mfg.
St. Petersburg, Florida                  1997            Leased              91,000  Systems assembly
St. Petersburg, Florida                  1997            Leased              27,000  Operations
St. Petersburg, Florida                  1998            Leased              27,000  Office
Auburn Hills, Michigan                   1997            Leased              54,000  High volume mfg.
Auburn Hills, Michigan                   1993             Owned             125,000  High volume mfg.
Auburn Hills, Michigan                   1993            Leased              30,000  Warehouse
San Jose, California                     1998            Leased             181,000  Design/prototype mfg./
                                                                                      volume mfg.
Boise, Idaho                             1998            Leased             129,000  High volume mfg.
Penang, Malaysia                         1997             Owned             150,000  High volume mfg.
Guadalajara, Mexico                      1997             Owned             150,000  High volume mfg.
Livingston, Scotland                     1997             Owned             130,000  High volume mfg.
Bergamo, Italy                           1998            Leased             102,000  High volume mfg.

LEASED FACILITY TO BE REPLACED BY CURRENT FACILITY

San Jose, California                     1987            Leased              21,000  Design/prototype mfg.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations and cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter covered by this report.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of May 5, 1998 the Common Stock of the Company trades publicly on The New York Stock Exchange under the symbol JBL. Prior to May 5, 1998, the Company's Common Stock was traded on the Nasdaq National Market under the symbol JBIL. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Company's Common Stock as reported by the New York Stock Market and the Nasdaq National Market, as applicable.

                                                                        HIGH             LOW
                                                                        ----             ---
         YEAR ENDED AUGUST 31, 1997
              First Quarter (September 1, 1996 November 30,            $13.63           $ 5.75
                1996)
              Second Quarter (December 1, 1996 February  28,           $24.69           $12.63
                1997)
              Third Quarter (March 1, 1997--May 31, 1997)              $32.63           $16.50
              Fourth Quarter (June 1, 1997--August 31, 1997)           $60.00           $27.50
         YEAR ENDED AUGUST 31, 1998
              First Quarter (September 1, 1997 November 30,            $71.50           $38.44
                1997)
              Second Quarter (December 1, 1997 February  28,           $53.81           $32.50
                1998)
              Third Quarter (March 1, 1998--May 31, 1998)              $50.56           $30.31
              Fourth Quarter (June 1, 1998--August 31, 1998)           $37.63           $23.50


         As of August 31, 1998, there were approximately 1,327 holders of record.

         The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report.

                                                                                 YEARS ENDED AUGUST 31,
                                                               ----------------------------------------------------
                                                                 1994       1995      1996       1997      1998
                                                               --------   --------   -------   --------  ---------
                                                                    (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenue..........................................          $375,815   $559,474   $863,285  $978,102  $1,277,374
 Cost of revenue.....................................           351,608    523,338    790,311   857,245   1,115,647
                                                               --------   --------   --------  --------  ----------
Gross profit.........................................            24,207     36,136     72,974   120,857     161,727
  Selling, general and administrative................            14,038     17,898     25,456    35,886      52,014
  Research and development...........................             1,768      1,819      2,112    3,117        3,784
  Acquisition related charge.........................                --         --         --       --       20,825
                                                               --------   --------   --------  --------  ----------
Operating income.....................................             8,401     16,419     45,406    81,854      85,104
  Interest expense, net..............................             3,470      6,347                1,612       3,124
                                                               --------   --------   --------  --------  ----------
                                                                                        7,333
Income before income taxes...........................             4,931     10,072     38,073    80,242      81,980
  Income taxes.......................................             2,363      2,792     13,724    27,745      25,047
                                                               --------   --------   --------  --------  ----------

Net income...........................................          $  2,568   $  7,280   $ 24,349  $ 52,497  $   56,933
                                                               ========   ========   ========  ========  ==========
Basic earnings per share.............................          $   0.09   $   0.25   $   0.71  $   1.45  $     1.53
Diluted earnings per share...........................          $   0.08   $   0.23   $   0.67  $   1.37  $     1.48
Common shares used in the calculations of basic
earnings per share...................................            28,312     29,178     34,458    36,299      37,125
Common and common equivalent shares used in
the calculations of diluted earnings per share.......            30,894     31,100     36,334    38,340      38,575

                                                                                 YEARS ENDED AUGUST 31,
                                                               ----------------------------------------------------
                                                                 1994       1995       1996       1997      1998
                                                               --------   --------   ---------  --------  ---------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital .....................................          $ 27,639   $ 33,333   $ 115,758  $ 97,349  $ 103,660
Total assets ........................................           174,318    280,961     299,940   405,903    526,703
Current installments of long-term obligations .......            48,562     81,130       2,451     2,475      8,333
Notes  payable and  long-term  obligations, excluding
current installments.................................
Net stockholders' equity.............................            18,215     27,932      58,371    50,000     81,667
                                                               $ 51,231   $ 59,595   $ 124,234  $181,485    248,366

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual events or results to differ materially from those referenced in such forward-looking statements include those described in the section herein entitled "Factors Affecting Future Results" and in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "intend," "anticipate," "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual events and results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on any forward-looking statements.

         The Company provides high volume turnkey manufacturing services using surface mount technology for leading electronics OEMs in the communications, personal computer, peripherals, consumer and automotive industries. In turnkey manufacturing, unlike manufacturing on consignment, the Company is responsible for procuring the components utilized in the manufacturing process. The component procurement responsibility requires the Company to provide significant working capital, materials management, purchasing, receiving inspection and stockroom management. This approach transfers the economic risks of materials cost fluctuations, excess scrap and inventory obsolescence to the Company. The Company believes that turnkey manufacturing generates higher net revenue than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead, but also results in lower gross margins than consignment manufacturing because the Company generally realizes lower gross margins on materials-based revenue than on manufacturing-based revenue.

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

         The level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses also affect operating results. Accordingly, gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. During periods of lower-volume production, Jabil generally has idle capacity and reduced operating margins.

         The Company has continued to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

ACQUISITION

         On August 3, 1998, the Company acquired certain manufacturing and related assets comprising the "Formatter Manufacturing Organization" business unit of Hewlett-Packard located in Boise, Idaho and Bergamo, Italy. The acquisition was made pursuant to an agreement dated as of August 3, 1998 between the registrant and Hewlett-Packard and an agreement dated as of August 3, 1998 between Jabil Circuit S.r.l. (a subsidiary of the registrant) and Hewlett-Packard Italiana S.p.A. The Company will lease from Hewlett-Packard the physical facilities that the acquired assets are currently operating from pending the Company's construction of new facilities. Approximately $76 million of consideration was given by the registrant for the acquired assets, consisting of approximately $65 million of cash and the assumption of approximately $11 million of trade payables and personnel related liabilities relating to the acquired assets. The final purchase price was subject to a post-closing adjustment as provided for in the acquisition agreements. This post-closing adjustment resulted in an approximately $4 million in additional net assets acquired. The acquired assets were used by the Seller to manufacture printed circuit-board assemblies for the LaserJet printer divisions of Hewlett-Packard and shall continue to be used by the Company to manufacture printed circuit-board assemblies for the LaserJet printer division of Hewlett-Packard.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                                        YEARS ENDED AUGUST 31,
                                                                        ----------------------
                                                                     1996        1997       1998
                                                                     ----        ----       ----
Net revenue..........................................               100.0%      100.0%     100.0%
Cost of revenue......................................                91.5        87.6       87.3
                                                                    -----       -----      -----
Gross margin.........................................                 8.5        12.4       12.7
Selling, general and administrative..................                 2.9         3.7        4.1
Research and development.............................                 0.3         0.3        0.3
Acquisition related charge...........................                  --          --        1.6
                                                                     ----       -----      -----
Operating income.....................................                 5.3         8.4        6.7
Interest expense, net................................                 0.9         0.2        0.2
                                                                     ----       -----      -----
Income before income taxes...........................                 4.4         8.2        6.5
Income taxes.........................................                 1.6         2.8        2.0
                                                                     ----       -----      -----
Net income...........................................                 2.8%        5.4%       4.5%
                                                                     ====       =====      =====

NET REVENUE

         Net revenue increased 13.3% over fiscal 1996 to $978.1 million in fiscal 1997. The increase was due primarily to manufacturing services provided to both new and existing customers, offset by the end of production of certain hard drive products. Net revenue increased 30.6% over fiscal 1997 to $1.3 billion in fiscal 1998. The increase was primarily a result of manufacturing services growth provided to existing and new customers.

         Foreign source revenue represented 31% of net revenue for fiscal 1996 and 30% of net revenue for fiscal 1997. Foreign source revenue in 1998 represented 31% of net revenue.

GROSS MARGIN

         Cost of revenue includes the cost of materials and the cost of labor and manufacturing overhead, as well as provisions for excess and obsolete inventory adjustments. The Company's various customers typically require different manufacturing services. Different manufacturing services have different gross margins depending upon (i) the mix of materials costs versus manufacturing costs, and (ii) the Company's experience in manufacturing a particular product. The Company typically realizes better gross margins on manufacturing-based revenue than it does on materials-based revenue, and better gross margins on manufacturing services for products with which it has more experience due to the increased efficiencies achieved over time. Gross margins also fluctuate due to changes in materials costs.

         Gross margin increased from 8.5% in fiscal 1996 to 12.4% in fiscal 1997 to 12.7% in fiscal 1998 due to a shift toward manufacturing-based revenues and increased capacity utilization. In fiscal 1997 and 1998 the portion of manufacturing based revenue was significantly higher than in fiscal 1996. Manufacturing based revenue was the largest impact on the gross margin percentage.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased from $25.5 million (2.9% of net revenue) in fiscal 1996 to $35.9 million (3.7% of net revenue) in fiscal 1997. This increase was primarily due to increased staffing and related departmental expenses at all the Company's locations along with investments in information systems staff to support the expansion of the Company's business. Selling, general and administrative expenses increased from $35.9 million (3.7% of net revenue) in fiscal 1997 to $52.0 million (4.1% of net revenue) in fiscal 1998. This increase was primarily due to continued increases in staffing and related departmental expenses, both at the Company's existing operations and new Mexican operations, along with investments in information systems staff to support the expansion of the Company's business in existing and new locations.

RESEARCH AND DEVELOPMENT

         Research and development expenses in fiscal 1997 increased by approximately $1.0 million over fiscal 1996. Research and development expenses in fiscal 1998 increased by $0.7 million to $3.8 million, reflecting an increase in design-based activity.

ACQUISITION RELATED CHARGE

         During the fourth quarter of fiscal 1998, Jabil completed the HP acquisition and recorded a one-time acquisition-related charge of $20.8 million. The charge relates primarily to write-offs of in-process research and development and work force related expenses. See Note 10 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE

         Net interest expense decreased to $1.6 million in fiscal 1997 from $7.3 million in fiscal 1996 primarily reflecting significantly reduced short-term borrowings and increased income on cash balances. Interest expense increased to $3.1 million in fiscal 1998 primarily reflecting interest expense on the Company's private placement debt offset, in part, by income on cash balances. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

INCOME TAXES

         The Company's effective tax rate decreased slightly from 36% in fiscal 1996 to 35% in fiscal 1997 primarily as a result of the granting of a tax holiday for the Company's Malaysian operations. In fiscal 1998, the effective tax rate decreased to 30.6%. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. The Company's international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to the Company's Malaysian subsidiary. The Malaysian tax holiday is effective through October 30, 2000. See Note 5 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly financial information for the 1997 and 1998 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments and an acquisition related charge which is discussed in Note 10 in the Notes to Consolidated Financial Statements) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                         FISCAL  1997                               FISCAL  1998
                                          -----------------------------------------   ------------------------------------------
                                          NOV. 30,   FEB. 28,    MAY 31,   AUG. 31,   NOV. 30,   FEB. 28,    MAY 31,    AUG. 31,
                                           1996       1997        1997      1997       1997       1998        1998        1998
                                          --------   --------    -------   --------   --------   --------    -------    --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue ...........................   $203,070   $222,187   $247,637   $305,208   $319,512   $330,688   $309,599    $317,575
  Cost of revenue .....................    179,978    195,711    215,603    265,953    278,167    286,628    269,826     281,026
                                          --------   --------   --------   --------   --------   --------   ---------   --------
Gross profit ..........................     23,092     26,476     32,034     39,255     41,345     44,060     39,773      36,549
  Selling, general and
    Administrative ....................      7,727      7,918      9,252     10,989     11,077     12,858     12,941      15,138
  Research and development ............        705        804        723        885        912        879      1,065         928
Acquisition related charge ............         --         --         --         --         --         --         --      20,825
                                          --------   --------   --------   --------   --------   --------   ---------   --------
Operating income (loss)  ..............     14,660     17,754     22,059     27,381     29,356     30,323     25,767        (342)
  Interest expense, net ...............        658        389        406        159        713      1,134        722         555
                                          --------   --------   --------   --------   --------   --------   ---------   --------
Income (loss) before income
  Taxes ...............................     14,002     17,365     21,653     27,222     28,643     29,189     25,045        (897)
  Income tax expense (benefit) ........      5,174      6,306      7,081      9,184      9,572      9,050      7,764      (1,339)
                                          --------   --------   --------   --------   --------   --------   ---------   --------
Net income ............................   $  8,828   $ 11,059   $ 14,572   $ 18,038   $ 19,071   $ 20,139   $ 17,281    $    442
                                          ========   ========   ========   ========   ========   ========   ========    ========
Basic earnings per share ..............   $   0.25   $   0.31   $   0.40   $   0.49   $   0.52   $   0.54   $   0.46    $   0.01
                                          ========   ========   ========   ========   ========   ========   =========   ========
Diluted earnings per share ............   $   0.23   $   0.29   $   0.38   $   0.47   $   0.49   $   0.52   $   0.45    $   0.01
                                          ========   ========   ========   ========   ========   ========   =========   ========
Common shares used in the
calculations of basic
earnings per share ....................     35,669     36,181     36,503     36,844     37,019     37,080      37,167     37,233
                                          ========   ========   ========   ========   ========   ========   =========   ========
Common and common
equivalent shares used in the
calculations of diluted earnings
per share.............................      37,884     38,326     38,392     38,760     38,675     38,564      38,615     38,447
                                          ========   ========   ========   ========   ========   ========   =========   ========


LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal years ended August 31, 1996 and 1997, the Company primarily funded operations through borrowings under credit facilities with several banks, a public offering of Common Stock in fiscal 1996, and a private placement of debt in fiscal 1996. During the fiscal year ended August 31, 1998, the Company experienced growth in net revenue and in cash flows from operations. Cash and cash equivalents decreased from $45.5 million at the 1997 fiscal year end to $23.1 million at August 31,1998 as a result of cash generated from operations offsetting cash used in the acquisition of property, plant and equipment, along with the HP acquisition.

         At August 31, 1998, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities.

         Net cash provided by operating activities for the year ended August 31, 1998 was $98.4 million. This consisted primarily of $56.9 million of net income, $35.7 million of depreciation and amortization, $10.6 million of decreases in inventory, $3.7 million decreases in other assets and $5.0 million increases in accounts payable and accrued expenses, offset by $5.4 million of increases in deferred taxes and $9.3 million in increases in accounts receivable.

         Net cash used in investing activities of $162.1 million for the year ended August 31, 1998 was primarily a result of the Company's capital expenditures for equipment and facilities in North America, Scotland, and Malaysia to support increased manufacturing activities. Additionally, the Company invested $65.0 million in net assets acquired from Hewlett-Packard Company in the HP acquisition in August 1998.

         Net cash provided by financing activities of $41.3 million for the year ended August 31, 1998 resulted primarily from $40.0 million in proceeds from the Company's revolving credit facility in August, 1998 to finance the HP acquisition. See Notes 4 and 6 of Notes to Consolidated Financial Statements.

         The Company believes that current cash balances, available borrowings, and funds provided by operations will be sufficient to satisfy working capital requirements for at least the next 12 months.


"YEAR 2000" READINESS

         The Company is aware of and is addressing the Year 2000 issue. The Year 2000 issue creates risks for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Failure of the Company's and or/third parties computer systems, manufacturing equipment and control systems could have a material adverse effect on the Company's results from operations.

         The Company is actively taking steps to ensure that its global information technology infrastructure and business system applications, manufacturing equipment and systems will be Year 2000 compliant while seeking adequate assurances from third parties with whom the Company conducts business with, that any such systems shall be Year 2000 compliant. A global team, overseen by a corporate officer, has been formed and has implemented a proactive multi-phase approach, which includes assessing the scope of work, prioritizing, certifying compliance, and testing compliance.

         As of the end of fiscal 1998 the Company was substantially complete in its compliance certification process of its global information technology infrastructure. Most of the Company's global business systems are currently being replaced by a Year 2000 compliant application; this process is expected to be complete by January 1, 2000. As a contingency, however, legacy systems have been upgraded to be Year 2000 compliant and are in the process of being tested.

         As of the end of fiscal 1998 manufacturing and test equipment and local plant business systems had been identified and prioritized in terms of Year 2000 compliance with focus now on compliance certification. It is anticipated that 85% of all equipment and systems will be certified as compliant by the end of calendar 1998, with the remaining 15% by the end of the first calendar quarter of 1999, at which time compliance testing and verification will commence.

         The Company is also in the process of assessing its suppliers. The initial phase of the assessment is expected to be complete by the end of calendar 1998. Early in calendar 1999, the Company anticipates validating its suppliers' representations where deemed appropriate, and will develop sourcing contingency plans in areas where the Company assesses that supplier readiness is insufficient.

         The Company estimates the cost to complete its remediation to be approximately $3 million. The Company is unable to fully determine the effect of failure of its own systems or those of third parties with which it does business, but any significant failures could have an material adverse effect on the Company's financial position, results of operations and cash flows.

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

DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS

         For the fiscal year ended August 31, 1998, the Company's three largest customers accounted for approximately 48% of net revenue and fewer than 20 customers accounted for substantially all net revenue. Cisco Systems, Inc. ("Cisco"), 3Com Corporation ("3Com"), and Hewlett-Packard Company ("Hewlett-Packard"), accounted for approximately 20%, 18%, 10% of net revenue, respectively. The Company expects to continue to depend upon a relatively small number of customers for a significant percentage of its net revenue. Significant reductions in sales to any of the Company's large customers would have a material adverse effect on the Company's results of operations. In the past, some of the Company's customers have terminated their manufacturing arrangement with the Company, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from the Company. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with the Company or significantly change, reduce or delay the amount of manufacturing services ordered from the Company. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers and Marketing."

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

DEPENDENCE ON CERTAIN INDUSTRIES

         The Company is dependent upon the continued growth, viability and financial stability of its customers, which are in turn substantially dependent on the growth of the communications, personal computer, peripherals, consumer and automotive industries. These industries have been characterized by rapid technological change, short product life cycles and have pricing and margin pressures. In addition, many of the Company's customers in these industries are affected by general economic conditions. The factors affecting the communications, personal computer, peripherals, consumer and automotive industries in general, and/or the Company's customers in particular, could have a material adverse effect on the Company's results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers and Marketing."

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

MANAGEMENT OF GROWTH

         The Company has experienced a period of rapid growth which has placed, and could continue to place, a significant strain on the Company's management, operational and financial resources. The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, financial and management information systems; to develop the management skills of its managers and supervisors; and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

COMPETITION

         Competition in the contract manufacturing industry is intense. The Company competes against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Celestica, Inc., and Flextronics International. In addition, the Company may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, contract manufacturing services. Most of the Company's competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than the Company. The Company also faces competition from the manufacturing operations of its current and potential customers, which are continually evaluating the merits of manufacturing products internally versus the advantages of using external manufacturers. See "Business--Competition."

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

CONTROL BY EXISTING STOCKHOLDERS

         Officers, directors, principal stockholders and their affiliates own approximately 43% of the Company's common stock outstanding. Consequently, the officers, directors, principal stockholders and their affiliates have significant influence over the election of Jabil's directors, determine the outcome of most corporate actions requiring stockholder approval, and otherwise control the business of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

         The trading price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the contract manufacturing, communications, personal computer, peripherals, consumer or automotive industries and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market price for many high technology companies in particular, and that often are unrelated to operating performance. See "Market for Registrant's Common Equity and Related Stockholder Matters."


INTEREST RATE SENSITIVITY

         The Company's private placement $50,000,000 Senior Notes carry a fixed interest rate of 6.89%, thus the Company is not subject to market risk from this debt instrument. The Company pays interest on its outstanding borrowings under its revolving credit facility at the London Interbank Offering Rate (LIBOR) in effect at the loan inception date plus a factor of 0.625% to 1.00% depending on the Company's funded debt to capitalization ratios. See Note 4 of Notes to Consolidated Financial Statements. An adverse change in the LIBOR rates could have a material adverse effect on the Company's financial position, results of operations and cash flows.


INTERNATIONAL EXPANSION

         A key element in the Company's strategy is to provide localized production of the global products produced for OEMs in the major consuming regions of the European Community and Asia. In order to offer this localized production, in fiscal 1993 the Company established a manufacturing facility in Livingston, Scotland, which began volume production in May 1993. The Scotland facility targets existing European customers, those North American customers having significant sales in the European Community and potential European customers who meet the profile discussed above. Additionally, the Company began volume production in October 1995, in Penang, Malaysia. This location enables the Company to provide manufacturing services to the Asian market from an Asian location in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers. In order to increase capacity both in the European and in the Asian markets, the Company completed an expansion of both locations in the early portion of fiscal 1998. See Note 3 of Notes to Consolidated Financial Statements.

         As an addition to the North American market, the Company completed construction of a manufacturing facility in Guadalajara, Mexico and began volume production early in fiscal 1998. This operation will allow for continued expansion in North America, while providing a competitive cost structure and close proximity to the United States market.

         In August 1998, the Company acquired manufacturing operations in Bergamo, Italy as part of its acquisition of certain manufacturing and related assets comprising the HP acquisition.

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

COMPUTER INTEGRATION

         The Company is in the process of installing a new enterprise resource planning system ("ERP System") that will replace the current Manufacturing Resource Planning ("MRP") system and financial information systems. This system is believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to its other information systems in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including disruption of operations, loss of information, and unanticipated increases in costs. See "Year 2000" Readiness.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Management's Discussion and Analysis of Financial Condition and Results of Operations: Factors Affecting Future Results - Limited Availability of Components, Interest Rate Sensitivity, and International Expansion.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Certain information required by this item is included in Item 6 of
Part II of this Report under the heading "Quarterly Results" and is incorporated into this item by reference. All other information required by this item is included in Item 14 of Part IV of this Report and is incorporated into this item by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption "Proposal No. 1:
Election of Directors" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of the Company's fiscal year ended August 31, 1998.

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled [Information Concerning Solicitation and Voting]
Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the information set forth under the captions "Proposal No. 1:
Election of Directors - "Compensation of Directors" and "Executive Officer Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information -- Share Ownership by Principal Stockholders and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of the Company's fiscal year ended August 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

         1. Financial Statements. The consolidated financial statements, and related notes thereto, of the Company with independent auditors' report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 29 of this report.

         2. Financial Statement Schedule. The financial statement schedule of the Company is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 29 of this report. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

            Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3. Exhibits. See Item 14(c) below.

(b)      Reports on Form 8-K. The Company filed a Current Report on Form 8-K on
            August 18, 1998 reporting the consummation of the acquisition of certain manufacturing and related assets comprising the "Formatter Manufacturing Organization" business unit of Hewlett-Packard Company.

(c)      Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

(d)      Financial Statement Schedules. See Item 14(a) above.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                                                    PAGE
                                                                                                    ----
Independent Auditors' Report................................................................         30
Consolidated Financial Statements:
     Consolidated Balance Sheets--August 31, 1997 and 1998...................................        31
     Consolidated Statements of Operations--Years ended August 31, 1996,
        1997, and 1998......................................................................         32
     Consolidated Statements of Stockholders' Equity--Years ended
        August 31, 1996, 1997, and 1998.....................................................         33
     Consolidated Statements of Cash Flows--Years ended August 31, 1996,
        1997, and 1998......................................................................         34
     Notes to Consolidated Financial Statements.............................................         35
 Financial Statement Schedule:
     Schedule VIII - Valuation and Qualifying Accounts......................................        S-5

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
JABIL CIRCUIT, INC:

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/ KPMG Peat Marwick LLP
                                   -------------------------


St. Petersburg, Florida
October 6, 1998, except as to Note 10 which is as of December 7, 1998.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                                       AUGUST 31,
                                                                                       ----------
                                                                                  1997           1998
                                                                                  ----           ----
                                  ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $ 45,457       $ 23,139
  Accounts receivable, less allowance for doubtful accounts of $2,690
     in 1997 and $3,079 in 1998 (note 7)...................................        116,987        126,276
  Inventories (note 2).....................................................         96,187        123,097
  Prepaid expenses and other current assets................................            776          1,772
  Deferred income taxes (note 5)...........................................          6,591         16,095
                                                                                  --------       --------
     Total current assets..................................................        265,998        290,379
Property, plant and equipment, net (note 3)................................        139,520        224,680
Other assets...............................................................            385         11,644
                                                                                  --------       --------
                                                                                  $405,903       $526,703
                                                                                  ========       ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 4)..........................       $  2,475       $  8,333
  Accounts payable.........................................................        125,741        132,601
  Accrued expenses.........................................................         34,248         40,460
  Income taxes payable.....................................................          6,186          5,325
                                                                                  --------       --------
     Total current liabilities.............................................        168,650        186,719
Note Payable and long-term debt, less current installments (note 4)........         50,000         81,667
Deferred income taxes (note 5).............................................          3,663          7,724
Deferred grant revenue.....................................................          2,105          2,227
                                                                                  --------       --------
     Total liabilities.....................................................        224,418        278,337
                                                                                  --------       --------
Stockholders' equity (notes 1 and 6):
  Preferred stock, $.001 par value, authorized 1,000,000 shares; no shares
     issued and outstanding................................................             --             --
  Common stock, $.001 par value, authorized 60,000,000 shares;
     issued and outstanding, 37,000,092 shares in 1997, and
     37,268,425 in 1998 ...................................................             37             37
  Additional paid-in capital...............................................         61,632         71,580
  Retained earnings........................................................        119,816        176,749
                                                                                  --------       --------
     Net stockholders' equity..............................................        181,485        248,366
                                                                                  --------       --------

Commitments and contingencies (note 9) ....................................
                                                                                  --------       --------
                                                                                  $405,903       $526,703
                                                                                  ========       ========



          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                      YEARS ENDED AUGUST 31,
                                                                                      ----------------------
                                                                                1996          1997           1998
                                                                              --------      --------      ----------
Net revenue (note 7).................................................         $863,285      $978,102      $1,277,374
Cost of revenue......................................................          790,311       857,245       1,115,647
                                                                              --------      --------      ----------
Gross profit.........................................................           72,974       120,857         161,727
Operating expenses:
Selling, general and administrative..................................           25,456        35,886          52,014
Research and development.............................................            2,112         3,117           3,784
Acquisition-related charge (note 10).................................               --            --          20,825
                                                                              --------      --------      ----------
Operating income.....................................................           45,406        81,854          85,104
Interest expense, net................................................            7,333         1,612           3,124
                                                                              --------      --------      ----------
Income before income taxes...........................................           38,073        80,242          81,980
Income taxes (note 5)................................................           13,724        27,745          25,047
                                                                              --------      --------      ----------

Net income...........................................................         $ 24,349      $ 52,497      $   56,933
                                                                              ========      ========      ==========
Basic earnings per share.............................................         $   0.71      $   1.45      $     1.53
                                                                              ========      ========      ==========
Diluted earnings per share...........................................         $   0.67      $   1.37      $     1.48
                                                                              ========      ========      ==========
Common shares used in the calculations of basic earnings per share...           34,458        36,299          37,125
                                                                              ========      ========      ==========
Common and common equivalent shares used in the calculations of
   diluted earnings per share........................................           36,334        38,340          38,575
                                                                              ========      ========      ==========



          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                      COMMON STOCK
                                                      ------------                                      UNEARNED
                                                                           ADDITIONAL                 COMPENSATION       NET
                                                  SHARES                    PAID-IN       RETAINED    FROM GRANT OF   STOCKHOLDERS'
                                                OUTSTANDING   PAR VALUE     CAPITAL       EARNINGS    STOCK OPTION      EQUITY
                                                -----------   ---------     -------       --------    ------------      ------
Balance at August 31, 1995 ...................   29,549,814      $ 30       $ 16,703      $ 42,970       $ (108)      $ 59,595
Exercise of stock options ....................      129,800        --            268            --           --            268
Public offering ..............................    5,750,000         6         39,146            --           --         39,152
Amortization of unearned
  compensation ............................... --        --             --            --           81             81
Shares issued under Employee
  Stock Purchase Plan ........................      166,832        --            678            --           --            678
Tax benefit of options exercised .............           --        --            111            --           --            111
Net income  ..................................           --        --             --        24,349           --         24,349
                                                 ----------      ----       --------      --------       ------       --------
Balance at August 31, 1996 ...................   35,596,446      $ 36       $ 56,906      $ 67,319       $  (27)      $124,234
Exercise of stock options ....................    1,265,010         1          2,386            --           --          2,387
Amortization of unearned
  compensation ...............................           --        --             --            --           27             27
Shares issued under Employee
  Stock Purchase Plan ........................      138,636        --          1,237            --           --          1,237
Tax benefit of options exercised .............           --        --          1,103            --           --          1,103
Net income ...................................           --        --             --        52,497           --         52,497
                                                 ----------      ----       --------      --------       ------       --------
Balance at August 31, 1997 ...................   37,000,092      $ 37       $ 61,632      $119,816       $   --       $181,485
Exercise of stock options ....................      192,390        --            514            --           --            514
Shares issued under Employee
  Stock Purchase Plan ........................       75,943        --          2,320            --           --          2,320
Tax benefit of options exercised .............           --        --          7,114            --           --          7,114
Net income ...................................           --        --             --        56,933           --         56,933
                                                 ----------      ----       --------      --------       ------       --------
Balance at August 31, 1998 ...................   37,268,425      $ 37       $ 71,580      $176,749       $   --       $248,366
                                                 ==========      ====       ========      ========       ======       ========



          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             YEARS ENDED AUGUST 31,
                                                                                             ----------------------
                                                                                       1996          1997           1998
                                                                                    ---------      --------      ---------

Cash flows from operating activities:
  Net income ..................................................................     $  24,349      $ 52,497      $  56,933
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...............................................        18,210        24,924         35,702
  Recognition of grant revenue ................................................        (2,073)       (1,705)          (827)
  Deferred income taxes .......................................................        (2,876)       (1,840)        (5,443)
  Loss (gain) on sale of property .............................................           168          (275)           160
  Acquisition related in-process research and development charge ..............            --            --          6,500
  Change in operating assets and liabilities, exclusive of net assets acquired:
     Accounts receivable ......................................................        28,828       (32,148)        (9,289)
     Inventories ..............................................................        26,789       (31,318)        10,566
     Prepaid expenses and other current assets ................................           361          (436)         2,776
     Other assets .............................................................        (1,241)        1,513         (2,828)
     Accounts payable and accrued expenses ....................................          (584)       56,838          5,059
     Income taxes payable .....................................................         8,133         1,310           (861)
                                                                                    ---------      --------      ---------
     Net cash provided by operating activities ................................       100,064        69,360         98,448
                                                                                    ---------      --------      ---------
Cash flows from investing activities:
  Net cash paid for net assets acquired .......................................            --            --        (64,990)
  Acquisition of property, plant and equipment ................................       (27,252)      (93,805)       (99,782)
  Proceeds from sale of property and equipment ................................           358           368          2,698
                                                                                    ---------      --------      ---------
     Net cash used in investing activities ....................................       (26,894)      (93,437)      (162,074)
                                                                                    ---------      --------      ---------
Cash flows from financing activities:
  Increase (decrease) in note payable to bank .................................       (73,000)           --         40,000
  Proceeds from long-term debt ................................................        57,994            --             --
  Payments of long-term debt and capital lease obligations ....................       (33,234)       (8,347)        (2,475)
  Net proceeds from issuance of common stock ..................................        40,098         3,624          2,834
  Proceeds from grants ........................................................         2,805           938            949
                                                                                    ---------      --------      ---------
     Net cash provided by (used in) financing activities ......................        (5,337)       (3,785)        41,308
                                                                                    ---------      --------      ---------
Net increase (decrease) in cash and cash equivalents ..........................        67,833       (27,862)       (22,318)
Cash and cash equivalents at beginning of period ..............................         5,486        73,319         45,457
                                                                                    ---------      --------      ---------
Cash and cash equivalents at end of period ....................................     $  73,319      $ 45,457      $  23,139
                                                                                    =========      ========      =========
Supplemental disclosure information:
  Interest paid ...............................................................     $   7,639      $  4,707      $   5,135
                                                                                    =========      ========      =========
  Income taxes paid, net of refunds received ..................................     $   8,578      $ 29,378      $  31,351
                                                                                    =========      ========      =========
  Tax benefit of options exercised ............................................     $     111      $  1,103      $   7,114
                                                                                    =========      ========      =========



          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, peripherals, consumer and automotive industries. The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the United States, Europe, Asia and Mexico.

         Significant accounting policies followed by the Company are as follows:

    A.   CONSOLIDATION

         The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

    B.   REVENUE RECOGNITION

         The Company recognizes revenue typically at the time of product shipment. Such revenue is recorded net of estimated product return and warranty costs. At August 31, 1997 and 1998, such estimated amounts for returns and warranties are not considered material.

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

         The Company performs a periodic analysis of the carrying value of its property and equipment balances to determine that no impairment exists. Such analysis includes, but is not limited to, a comparison of the undiscounted cash flows of production related assets in relation to their carrying value. As of August 31, 1998 the Company is of the opinion that no such impairment exists.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    F.   CASH EQUIVALENTS

         The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes. At August 31, 1997 and 1998, cash equivalents totaled approximately $281,000 and $0, respectively.

    G.   GRANT REVENUE

         The Company has been awarded grants related to the development of its Scottish operations. Grant funds are earned as certain milestones are met, and are being amortized over two to five-year periods.

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

    I.   PROFIT SHARING AND 401(K) PLAN

         The Company has a contributory profit-sharing plan with a 401(k) feature. Company contributions are at the discretion of the Company's Board of Directors. To participate, an employee must have completed a 12-month period of service in which the employee worked at least 1,000 hours. Vesting is immediate. The Company contributed approximately $1,650,000, $4,483,000, and $6,317,000 for the years ended August 31, 1996, 1997, and 1998, respectively.

    J.   FOREIGN CURRENCY TRANSACTIONS

         Gains or losses on foreign currency transactions are included in the determination of net income as the Company considers the United States dollar to be the functional currency of its foreign operations.

         The Company enters into foreign currency contracts in order to mitigate the impact of certain foreign currency fluctuations. Gains and losses related to the hedges of firmly committed and anticipated transactions are deferred and included in the basis of the transaction when it occurs. Foreign currency exchange contracts outstanding at August 31, 1998 are described further in Note 8.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    K.   NET INCOME PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 (Statement 128), Earnings per Share, in the fiscal year ended August 31, 1998. Under Statement 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. Previously reported earnings per share amounts have been restated to conform to the Statement 128 requirements.

                                                                            Fiscal Year Ended
                                                            --------------------------------------------------
                                                              August 31,        August 31,        August 31,
                                                                 1996              1997              1998
                                                            -------------     --------------    --------------
                                                                 (In thousands except per share data)

Numerator:
Net income                                                     $24,349            $52,497           $56,933
                                                               =======            =======           =======

Denominator:
Weighted average shares outstanding - Basic                     34,458             36,299            37,125
Employee stock options and other                                 1,876              2,041             1,450
                                                               -------            -------           -------
  Weighted average shares outstanding - Diluted                 36,334             38,340            38,575
                                                               =======            =======           =======

Earnings per common share:
    Basic                                                      $  0.71            $  1.45           $  1.53
                                                               =======            =======           =======
    Diluted                                                    $  0.67            $  1.37           $  1.48
                                                               =======            =======           =======


    For the years ended August 31, 1996, 1997 and 1998, options to purchase 11,600, 106,000, and 40,000 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

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

    N.   INTANGIBLE ASSETS

         Intangible assets are comprised of goodwill and other intellectual property. Intangible assets, aggregating approximately $11.2 million as of August 31, 1998, are classified as a component of other assets in the accompanying consolidated balance sheets. Such amounts are amortized over a ten-year period.

         The Company performs a periodic analysis of the carrying value of its intangible assets in order to determine that no instances of impairment exist. Such an analysis includes a comparison of the undiscounted future cash flows of related assets acquired in relation to the carrying value of recorded intangible assets. As of August 31, 1998, the Company is of the opinion that no such impairment exists.

2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                                                AUGUST 31,
                                                                                ----------
                                                                              1997      1998
                                                                              ----      ----
Raw materials......................................................         $75,433   $101,319
Work in process....................................................          15,160     15,955
Finished goods.....................................................           5,594      5,823
                                                                            -------   --------
                                                                            $96,187   $123,097
                                                                            =======   ========

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

3.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                                                      AUGUST 31,
                                                                                      ----------
                                                                                    1997     1998
                                                                                    ----     ----
Land and improvements.......................................................     $  9,232  $ 13,679
Buildings...................................................................       23,336    58,382
Leasehold improvements......................................................        3,682     4,988
Machinery and equipment.....................................................      123,294   186,747
Furniture, fixtures and office equipment....................................        7,225     9,990
Computer equipment..........................................................       15,062    23,039
Transportation equipment....................................................        3,937     3,884
Construction in progress....................................................       30,743    23,627
                                                                                 --------  --------
                                                                                  216,511   324,336
Less accumulated depreciation and amortization..............................       76,991    99,656
                                                                                 --------  --------
                                                                                 $139,520  $224,680
                                                                                 ========  ========


         During the year ended August 31, 1998, the Company completed new manufacturing facilities for its Scotland and Malaysia operations to replace its existing leased facilities in those locations, as well as a new greenfield facility in Guadalajara, Mexico. During the years ended August 31, 1997 and 1998, the Company capitalized approximately $120,000 and $83,000, respectively, in interest related to the constructed facilities.

         Maintenance and repairs expense was approximately $4,320,000, $5,229,000, and $9,341,000 for the years ended August 31, 1996, 1997, and 1998, respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

4.  NOTES PAYABLE AND LONG-TERM DEBT

         Notes Payable and Long-term debt consists of the following (in thousands):

                                                                                              AUGUST 31,
                                                                                              ----------
                                                                                            1997      1998
                                                                                            ----      ----
Term loans(a)......................................................................       $ 50,000  $ 50,000
Borrowings under revolving credit facility(b)......................................             --    40,000
Mortgage, repaid in 1998...........................................................          2,475        --
                                                                                          --------  --------

Total notes payable and long-term debt.............................................         52,475    90,000
Less current installments of long-term debt........................................          2,475     8,333
                                                                                          --------  --------
Notes Payable and long-term debt, less current installments........................       $ 50,000  $ 81,667
                                                                                          ========  ========


    (a) In May 1996, the Company completed a private placement of $50,000,000 Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments beginning May 30, 1999.

    (b) In August 1998, the Company renegotiated its unsecured line of credit facility and established a $225 million unsecured revolving credit facility with a syndicate of banks ("Revolver"). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks' prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offer Rate (LIBOR) in effect at the loan inception date plus a factor of .625% to 1.00% depending on the Company's funded debt to total capitalization ratios. The Company pays a commitment fee on the unused portion of the Revolver at .20% to .25% depending on the Company's funded debt to total capitalization ratios. The renegotiated Revolver expires on August 3, 2001 and outstanding borrowings are then due and payable. As of August 31, 1998, there were $40 million in borrowings outstanding under the Revolver and $185 million of the facility was available. As of August 31, 1997, there were no borrowings under the previous $100 million revolving credit facility.

The agreements related to the obligations described above contain a number of restrictive financial and/or other covenants. In all cases, the Company was in compliance with the respective covenants as of August 31, 1998.

         Aggregate annual maturities for notes payable and long-term debt are as follows (in thousands):

                                                                                                     AMOUNT
                                                                                                     ------
1999...............................................................................                  $ 8,333
2000...............................................................................                    8,333
2001...............................................................................                   48,333
2002...............................................................................                    8,333
2003...............................................................................                    8,333
2004...............................................................................                    8,335
                                                                                                     -------
                                                                                                     $90,000
                                                                                                     =======

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

5.  INCOME TAXES



         Income tax expense amounted to $13,724,000, $27,745,000, and $25,047,000 for the years ended August 31, 1996, 1997 and 1998, respectively (an effective rate of 36%, 35%, and 31%, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                                                                      YEARS ENDED AUGUST 31,
                                                                                      ----------------------
                                                                                   1996        1997       1998
                                                                                   ----        ----       ----
Computed "expected" tax expense..........................................         $13,326     $28,085    $28,693
State taxes, net of Federal benefit......................................             698       1,352        895
Utilization of net operating loss from Scottish subsidiary...............            (389)         --         --
Income of Malaysian subsidiary...........................................              --      (2,706)    (5,957)
Other, net...............................................................              89       1,014      1,416
                                                                                  -------     -------    -------
                                                                                  $13,724     $27,745    $25,047
                                                                                  =======     =======    =======


         The Company's Malaysian subsidiary has been granted "pioneer" tax status for the five-year period commencing November 1, 1995. This status allows tax-free treatment by the Malaysian government for the subsidiary's income through October 30, 2000. Malaysia's statutory income tax rate is 30%. The Malaysian subsidiary generated income during the years ended August 31, 1997 and 1998, resulting in a tax holiday of approximately $2,320,000 ($0.06 per share) and $5,106,000 ($0.13 per share), respectively. The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred income taxes have been recorded was approximately $7,426,000 as of August 31, 1998.

         The components of income tax expense are (in thousands):

                                                                                 CURRENT  DEFERRED   TOTAL
                                                                                 -------  --------   -----

1996:
  Federal................................................................        $14,496  $(2,360)  $12,136
  State..................................................................          1,280     (204)    1,076
  Foreign................................................................            824     (312)      512
                                                                                 -------  -------   -------
                                                                                 $16,600  $(2,876)  $13,724
                                                                                 =======  =======   =======

1997:
  Federal................................................................        $24,155  $(1,800)  $22,355
  State..................................................................          2,236     (156)    2,080
  Foreign................................................................          3,194      116     3,310
                                                                                 -------  -------   -------
                                                                                 $29,585  $(1,840)  $27,745
                                                                                 =======  ========  =======
1998:
  Federal................................................................        $26,682  $(4,001)  $22,681
  State..................................................................          1,770     (449)    1,321
  Foreign................................................................          2,038     (993)    1,045
                                                                                 -------  -------   -------
                                                                                 $30,490  $(5,443)  $25,047
                                                                                 =======  ========  =======

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

5.  INCOME TAXES (CONTINUED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                             AUGUST 31,
                                                                                             ----------
                                                                                           1997     1998
                                                                                           ----     ----
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts...........      $1,015  $ 1,171
  Grant receivable..................................................................         707    1,397
  Inventories, principally due to reserves and additional costs
     inventoried for tax purposes pursuant to the Tax Reform Act of 1986............       2,211    5,365
Compensated absences, principally due to accrual for financial reporting purposes...         878      839
Accrued expenses, principally due to deferrals for financial reporting purposes.....       1,457    3,023
Intangible assets...................................................................          --    3,376
  Other.............................................................................         490    1,168
                                                                                          ------  -------
     Total gross deferred tax assets................................................       6,758   16,339
     Less valuation allowance.......................................................         167      244
                                                                                          ------  -------
     Net deferred tax assets........................................................      $6,591  $16,095
                                                                                          ======  =======
Deferred tax liabilities:
  Property, plant and equipment, principally due to differences in
     depreciation and amortization..................................................      $3,663  $ 7,724
                                                                                          ======  =======


         Based on the Company's historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY

    A. PUBLIC OFFERING

         The Company completed a public offering of 8,050,000 common shares on November 3, 1995 in which the Company sold 5,750,000 shares (including an over-allotment of 750,000 shares) and certain selling stockholders sold 2,300,000 shares. Net proceeds to the Company (net of underwriters' discounts and commissions and other offering costs of approximately $350,000) were approximately $39,152,000.

    B. STOCK OPTION PLANS

         As of August 31, 1998, options to purchase a total of 1,394,400 shares were outstanding under the 1983 and 1989 stock option plans. The Board of Directors terminated these plans in November 1992, and no additional options may be issued thereunder. The exercise price of the outstanding options under these plans is equal to fair market value, as determined by the Company, on the date of grant.

         The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting to employees of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. The 1992 Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 2,610,000 shares of common stock have been reserved for issuance under the 1992 Plan, of which 800,000 were authorized during the year ended August 31, 1998. As of August 31, 1998, options to purchase 926,060 shares are outstanding under the 1992 Plan.

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

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY (CONTINUED)

    B. STOCK OPTION PLANS (CONTINUED)


         The following table summarizes option activity from September 1, 1995 through August 31, 1998:

                                                            OPTIONS OUTSTANDING
                                                            -------------------
                                               SHARES                           WEIGHTED
                                              AVAILABLE                         AVERAGE         AGGREGATE
                                              FOR GRANT          SHARES       OPTION PRICE        VALUE
                                              ---------          ------       ------------        -----

        Balance at August 31, 1995               645,960        3,258,880        $ 1.52        $ 4,951,000

          Options granted                       (364,000)         364,000          4.21          1,533,000
          Options cancelled                       37,080          (37,080)         2.81           (104,000)
          Options exercised                           --         (129,800)         2.07           (268,000)
                                                --------       ----------        ------        -----------
        Balance at August 31, 1996               319,040        3,456,000        $ 1.77        $ 6,112,000

          Options granted                       (148,000)         148,000         25.23          3,734,000
          Options cancelled                        4,640           (4,640)         2.59            (12,000)
          Options exercised                           --       (1,265,010)         1.87         (2,369,000)
                                                --------       ----------        ------        -----------
        Balance at August 31, 1997               175,680        2,334,350        $ 3.20        $ 7,465,000

          Options authorized                     800,000               --            --                 --
          Options granted                       (178,500)         178,500         37.21          6,642,000
          Options exercised                           --         (192,390)         2.67           (514,000)
                                                --------       ----------         -----        -----------
        Balance at August 31, 1998               797,180        2,320,460        $ 5.85        $13,593,000
                                                ========       ==========        ======        ===========



At August 31, 1998, options for 1,826,860 shares were exercisable.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY (CONTINUED)

    B. STOCK OPTION PLANS (CONTINUED)

    The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of August 31, 1998 are presented below:

                                                Weighted-           Weighted-
                   Range of                      Average             Average
                Exercise Prices    Shares    Contractual Life    Exercise Price
                ---------------    ------    ----------------    --------------

                $         0.87     1,394,400         3                $ 0.87
                  2.50 -  7.44       639,600         6                  3.52
                 22.00 - 61.69       286,460        10                 35.91
                ==============     ---------        ==                ------

                $ 0.87 - 61.69     2,320,460         5                $ 5.85
                ==============     =========        ==                ======


         The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 1998 are presented below:

                                                                   Weighted-
                          Range of Exercise          Shares         Average
                                Prices            Exercisable    Exercise Price
                          ------------------      -----------    --------------

                              $         0.87        1,394,400          $ 0.87
                                2.50 -  7.44          390,180            3.32
                               22.00 - 61.69           42,280           34.10
                              ==============        ---------          ======

                              $ 0.87 - 61.69        1,826,860          $ 2.16
                              ==============        =========          ======


         The per-share weighted-average fair value of stock options granted during 1997 and 1998 was $29.63 and $22.45, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of 6.2%, expected volatility of 76%, and an expected life of 5 years; 1998 - Expected dividend yield of 0%, risk-free interest rate of 5.6%, expected volatility of 78% and an expected life of 5 years.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY (CONTINUED)

    C. PRO FORMA RESULTS

         The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Additionally, no compensation costs are reflected for the discount related to shares granted to employees under the 1992 Employee Stock Purchase Plan. Had the Company determined compensation cost based on Statement 123, the Company's net income would have been as follows:

                                                 1997                            1998
                                           -----------------               -----------------

                                           Net       Diluted               Net       Diluted
                                           Income    EPS                   Income    EPS
                                           ------    ---                   ------    ---

       As Reported                         $52,497   $ 1.37                $56,933   $ 1.48

       Statement 123 Compensation
       (Net of tax)                           (262)   (0.01)                (1,580)   (0.04)

       Pro-forma disclosure                $52,235   $ 1.36                $55,353   $ 1.44



         As discussed in note 1 (l) the disclosure presented above represents the estimated fair value of stock options granted in fiscal 1996 and subsequent years for which attribution is attributable to fiscal 1997 and 1998. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding.

    D. STOCK PURCHASE PLAN

         The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 1,205,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code.

         Employees are eligible to participate after one year of employment with the Company. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, as defined, at a price equal to 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. As of August 31, 1998, a total of 851,533 shares had been issued under the Purchase Plan.

         The per-share weighted-average fair value of stock issued to employees in 1998 under the Company's 1992 Employee Stock Purchase Plan was $13.76 using the Black-Scholes option-pricing model with the identical assumptions as those listed for stock options granted during 1998.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

7. CONCENTRATION OF RISK AND GEOGRAPHIC DATA

   A. CONCENTRATION OF RISK

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

         Sales of the Company's products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

                                                          PERCENTAGE OF              PERCENTAGE OF
                                                           NET REVENUE            ACCOUNTS RECEIVABLE
                                                      YEAR ENDED AUGUST 31,    AUGUST 31,     AUGUST 31,
                                                      ---------------------    ----------     ----------
                                                      1996    1997    1998        1997           1998
                                                      ----    ----    ----        ----           ----
Hewlett-Packard Company....................            20%     15%     10%         13%            28%
NEC Technologies, Inc......................            15%      *       *           *              *
Quantum Corporation........................            23%     10%      *          13%             *
3Com.......................................            11%     21%     18%         14%             *
Cisco Systems, Inc.........................            10%     20%     20%          *              *



    * Amount was less than 10% of total

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

7.  CONCENTRATION OF RISK AND GEOGRAPHIC DATA (CONTINUED)

    B. GEOGRAPHIC DATA

         The Company has defined the three geographic regions for the segment in which it operates: North America (including Mexico), Europe and Asia. Sales to unaffiliated customers are based on the location of the Company's operating entity. Corporate assets include cash and cash equivalents, intangibles, and deferred income taxes. Transfers between regions are not considered material. The following data does not consider fully the extent of interrelated activities between the regions including product development, manufacturing, engineering, marketing and corporate management. Accordingly, the following amounts are not necessarily indicative of the operating contribution of the geographic regions. The following table sets forth information concerning these geographic segments (in thousands):

                                                                            YEAR ENDED
                                                                            AUGUST 31,
                                                                            ----------
Sales to Unaffiliated Customers:                                   1996       1997        1998
                                                                   ----       ----        ----
  North America..............................................    $595,941   $682,333   $911,419
  Europe.....................................................     161,195    207,850    222,524
  Asia.......................................................     106,149     87,919    143,431

Export Sales.................................................      88,150      2,494      1,169

Operating Income:
  North America..............................................      40,811     62,770     62,393
  Europe.....................................................       3,244     11,381      5,831
  Asia.......................................................       1,351      7,703     16,880

Identifiable Assets:
  North America, including corporate.........................     239,582    285,440    376,549
  Europe.....................................................      48,022     74,698     99,304
  Asia.......................................................      12,336     45,765     50,850




         Foreign source revenue for the years ended August 31, 1996, 1997, and 1998 was approximately 31%, 30%, and 31%, respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

8.  FOREIGN CURRENCY EXCHANGE CONTRACTS

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

    The Company had approximately $5 million of net foreign currency exchange contracts outstanding at August 31, 1998 related to the United Kingdom, with $26 million outstanding at August 31, 1997 related to the United Kingdom and Malaysia. Unrealized gains and losses on these contracts were not material.


9.  COMMITMENTS AND CONTINGENCIES

    A. LEASE AGREEMENTS

         The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under noncancelable operating leases outstanding August 31, 1998 are as follows (in thousands):

          FISCAL YEAR ENDING AUGUST 31,
          -----------------------------
                       1999...............................................    $ 12,593
                       2000...............................................      11,871
                       2001...............................................       4,393
                       2002...............................................         294
                       2003...............................................          74
                       Thereafter.........................................          --
                                                                              --------
                       Total minimum lease payments.......................    $ 29,225
                                                                              ========


         Total rent expense for operating leases was approximately $3,354,000, $3,868,000, and $5,311,424 for the years ended August 31, 1996, 1997, and 1998, respectively.

    B. LITIGATION

         The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

10. ACQUISITION

         On August 3, 1998 the Company acquired certain assets (primarily raw material inventory and property, plant and equipment) relating to the LaserJet Formatter Manufacturing Organization business unit of Hewlett-Packard Company located in Boise, Idaho, and Bergamo, Italy. The acquisition price was approximately $80 million and was accounted for under the purchase method of accounting. The acquisition resulted in goodwill and other intangible assets of approximately $11.2 million, which is being amortized on a straight-line basis over ten years.

         Simultaneously, the Company entered into a manufacturing arrangement to continue to produce the Laserjet circuit board assemblies being produced by the Hewlett-Packard operations in Boise and Bergamo.

         In conjunction with the acquisition, the Company recorded an acquisition-related charge of $20.8 million consisting of an in-process technology write-off of $6.5 million, work force related expenses of $10.0 million, and $4.3 million of other expenses.

11. NEW ACCOUNTING PRONOUNCEMENTS

         During 1997 and 1998, the Financial Accounting Standards Board ("FASB") issued several Statements of Financial Accounting Standards (Statements) which are pending implementation by the Company. They are as follows:

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

Statement 131 - Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about the products and services, geographic areas, and major customers of an enterprise The Company will be required to adopt this Statement for financial statements for the fiscal year beginning September 1, 1998. As this Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption. The Company is currently evaluating this Statement and has yet to form an opinion on whether segment disclosure presented herein will change significantly upon the adoption of Statement 131.

Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is currently evaluating this Statement and has yet to form an opinion on whether its adoption will have any significant impact on the Company's consolidated financial statements. The Company will be required to implement Statement 133 for its fiscal year ending August 31, 2000.

Statement of Position 98-5 Reporting on the Costs of Start Up Activities. SOP 98-5 establishes standards on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. As the Company has historically made a practice of expensing costs related to both the establishment of greenfield manufacturing facilities and the set-up of production lines as such costs are incurred, it does not anticipate that the adoption of SOP 98-5 will have any material impact on its consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of December, 1998.

                                         JABIL CIRCUIT, INC.
                                         By:   /s/ THOMAS A. SANSONE
                                            ------------------------------------
                                         Date: December 7, 1998

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                TITLE                            DATE
             ---------                                -----                            ----
By:  /s/  WILLIAM D. MOREAN                   Chief Executive Officer                 December 7, 1998
     -----------------------                  (Principal Executive Officer)
          William D. Morean                   and Chairman of the Board


By:  /s/  THOMAS A. SANSONE                   President and Director                  December 7, 1998
     -----------------------
          Thomas A. Sansone

By:  /s/  CHRIS A. LEWIS                      Chief Financial Officer                 December 7, 1998
     -----------------------                  (Principal Financial and Accounting
          Chris A. Lewis                      Officer)


By:  /s/  RONALD J. RAPP                      Executive Vice President - Operations   December 7, 1998
     -----------------------                  and Director
          Ronald J. Rapp

By:  /s/  LAWRENCE J. MURPHY                  Director                                December 7, 1998
     -----------------------
          Lawrence J. Murphy

By:  /s/  MEL S. LAVITT                       Director                                December 7, 1998
     -----------------------
          Mel S. Lavitt

By:  /s/  STEVEN A. RAYMUND                   Director                                December 7, 1998
     -----------------------
          Steven A. Raymund

By:  /s/  FRANK NEWMAN                        Director                                December 7, 1998
     -----------------------
          Frank Newman

                                  EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   3.1(1)          --  Registrant's Certificate of Incorporation, as amended.
   3.2(1)          --  Registrant's Bylaws.
   4.1(2)          --  Form of Certificate for Shares of Registrant's Common Stock.
   4.2(1)          --  Form of Agreement and Plan of Merger dated February 27, 1992 between Jabil
                       Circuit Co., Inc., a Michigan corporation, and Jabil Circuit, Inc., a Delaware corporation.
10.1(1)(5)         --  1983 Stock Option Plan and forms of agreement used thereunder.
10.2(1)(5)         --  1989 Non-Qualified Stock Option Plan and forms of agreement used
                       Thereunder.
10.3(1)(5)         --  1992 Stock Option Plan and forms of agreement used thereunder.
10.4(1)(5)         --  1992 Employee Stock Purchase Plan and forms of agreement used thereunder.
10.5(1)(5)         --  Restated cash or deferred profit sharing plan under section 401(k).
10.6(1)(5)         --  Form of Indemnification Agreement between Registrant and its officers and Directors.
   10.7(1)         --  Lease for 2220 Lundy Avenue, San Jose, California, between Registrant and
                       Lundy Associates dated April 1, 1992.
   10.8(1)         --  Letter Agreement dated November 27, 1992 between Registrant and Scottish Office
                       Industry Department relating to grant to establish Scottish facility.
10.9(6)(5)         --  Amendment to 1989 Non-Qualified Stock Option Plan.
  10.10(3)         --  Renewal dated March 21, 1994 of Lease for 2220 Lundy Avenue, San Jose,
                       California, between Registrant and Lundy Associates.
  10.11(4)         --  Lease Agreement dated October 1, 1997 between registrant and Charrington Estates.
  10.12(4)         --  Lease Agreement dated October 30, 1997 between registrant and Teachers Insurance and Annuity Association.
    10.13          --  Lease Agreement dated May 12, 1998 between registrant and Lincoln-RECP Great
                       Oaks OPCO. LLC.
    10.14          --  Amended and Restated Loan Agreement dated as of August 3, 1998 between registrant and certain banks and the First National Bank Of Chicago as agent for banks.
     21.1          --  List of Subsidiaries.
     23.1          --  Independent Auditors' Consent.
     24.1          --  Power of Attorney (See Page 51).
     27.1          --  Financial Data Schedule.

----------
(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2) Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.

(4) Incorporated by reference to exhibit the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

(5) Indicates management compensatory plan, contract or arrangement.

                                                                  SCHEDULE VIII

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                        BALANCE AT  CHARGED TO            BALANCE AT
                                                         BEGINNING   COST AND               END OF
                                                         OF PERIOD    EXPENSE  WRITE-OFFS   PERIOD
                                                         ---------    -------  ----------   ------

YEAR ENDED AUGUST 31, 1996:
 Allowance for uncollectible accounts receivable...        $  669      $  501        --     $1,170
 Reserve for excess and obsolete inventory.........        $  973      $5,178    $3,850     $2,301
                                                           ======      ======    ======     ======
YEAR ENDED AUGUST 31, 1997:
 Allowance for uncollectible accounts receivable...        $1,170      $1,520        --     $2,690
 Reserve for excess and obsolete inventory.........        $2,301      $3,690    $1,248     $4,743
                                                           ======      ======    ======     ======
YEAR ENDED AUGUST 31, 1998:
 Allowance for uncollectible accounts receivable...        $2,690      $1,789    $1,400     $3,079
 Reserve for excess and obsolete inventory.........        $4,743      $7,026    $3,432     $8,337
                                                           ======      ======    ======     ======