Form 10-Q
period 1998-11-30
JABIL CIRCUIT INC
filed 1999-01-14
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)

{X} Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended November 30, 1998.

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

                             10800 Roosevelt Blvd.
                            St. Petersburg, FL 33716
          (Address of principal executive offices, including zip code)

Registrant's Telephone No., including area code:  (727) 577-9749

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

                                  Yes X   No
                                     ---     ---
         As of January 6, 1999, there were 37,319,175 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX


                         PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements

              Consolidated Balance Sheets at
              August 31, 1998 and November 30, 1998.......................................................        3

              Consolidated Statements of Earnings for the three months
              ended November 30, 1998.....................................................................        4

              Consolidated Statements of Cash Flows
              for the three months ended November 30, 1998................................................        5

              Notes to Consolidated Financial Statements..................................................        6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................................        9



PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................................................       12


              Signatures..................................................................................       12




 PART I.  FINANCIAL INFORMATION


                     JABIL CIRCUIT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)




                                                August 31,   November 30,
                                                  1998          1998
                                                ----------   ------------
                                                             (Unaudited)
[S]                                             [C]          [C]
ASSETS
Current assets
  Cash                                          $ 23,139     $ 13,016
  Accounts receivable - Net                      126,276      180,793
  Inventories                                    123,097      146,272
  Prepaid expenses and other current assets        1,772        3,367
  Deferred income taxes                           16,095       14,960
                                                --------     --------

        Total current assets                     290,379      358,408


Property, plant and equipment, net               224,680      246,496
Other assets                                      11,644       11,405
                                                --------     --------

                                                $526,703     $616,309
                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt        $  8,333     $  8,333
  Accounts payable                               132,601      192,764
  Accrued expenses                                40,460       43,939
  Income taxes payable                             5,325       10,908
                                                --------     --------

        Total current liabilities                186,719      255,944


Long term debt, less current installments         81,667       81,667
Deferred income taxes                              7,724        8,484
Deferred grant revenue                             2,227        2,421
                                                --------     --------

        Total liabilities                        278,337      348,516
                                                --------     --------

Stockholders' equity
  Common stock                                        37           37
  Additional paid-in capital                      71,580       71,721
  Retained earnings                              176,749      196,035
                                                --------     --------

        Total stockholders' equity               248,366      267,793

                                                $526,703     $616,309
                                                ========     ========





          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



                                            Three months ended
                                               November 30,
                                          ----------------------

                                           1997          1998
                                          --------     ---------


Net revenue                                $319,512     $447,941
  Cost of revenue                           278,167      397,366
                                           --------     --------

Gross profit                                 41,345       50,575

Operating expenses:
  Selling, general and administrative        11,077       18,318
  Research and development                      912        1,066
                                           --------     --------

Operating income                             29,356       31,191

  Interest expense, net                         713        1,520
                                           --------     --------

Income before income taxes                   28,643       29,671

  Income taxes                                9,572       10,385
                                           --------     --------

Net income                                 $ 19,071     $ 19,286
                                           ========     ========

Basic earnings per share                   $   0.52     $   0.52
                                           ========     ========

Diluted earnings per share                 $   0.49     $   0.50
                                           ========     ========

Common shares used in the calculations
of basic earnings per share                  37,019       37,283
                                           ========     ========

Common and common equivalent shares
used in the calculations of diluted
earnings per share                           38,675       38,827
                                           ========     ========





       See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                         Three months ended
                                                            November 30,
                                                       ----------------------
                                                         1997          1998
                                                       -------      ---------
Cash flows from operating activities:
  Net income                                           $ 19,071      $ 19,286
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       7,128        11,507
      Recognition of grant revenue                         (203)         (201)
      Deferred income taxes                                 706         1,895
      Loss on sale of property                               18           718
      Changes in operating assets and liabilities:
        Accounts receivable                             (17,370)      (54,517)
        Inventories                                     (15,592)      (23,175)
        Prepaid expenses and other current assets           (25)       (1,595)
        Other assets                                       (784)           32
        Accounts payable and accrued expenses            28,544        69,225
                                                       --------      --------

      Net cash provided by operating activities          21,493        23,175
                                                       --------      --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment          (31,418)      (34,006)
  Proceeds from sale of property and equipment               10           172
                                                       --------      --------

      Net cash used in investing activities             (31,408)      (33,834)
                                                       --------      --------

Cash flows from financing activities:
  Increase in note payable to bank                       10,000            --
  Payments of long-term debt                             (2,475)           --
  Net proceeds from issuance of common stock                 84           141
  Proceeds from Scottish grant                               --           395
                                                       --------      --------

      Net cash provided by financing activities           7,609           536
                                                       --------      --------

Net decrease in cash                                     (2,306)      (10,123)
Cash at beginning of period                              45,457        23,139
                                                       --------      --------

Cash at end of period                                  $ 43,151      $ 13,016
                                                       ========      ========




          See Accompanying Notes to Consolidated Financial Statements

                     JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1998 contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three-month period ended November 30, 1998 are not necessarily indicative of the results that should be expected for a full fiscal year.


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



           In thousands                                                       Three months ended
                                                                                 November 30,
                                                                            1997             1998
                                                                          -----------     ------------
 Numerator:
 Net income                                                             $19,071               $19,286

 Denominator:
 Denominator for basic EPS-
 weighted-average shares                                                 37,019                37,283
 Effect of dilutive securities:
     Employee stock options                                               1,656                 1,544
                                                                        -------               -------
 Denominator for diluted EPS-adjusted
 weighted-average shares                                                 38,675                38,827
                                                                        =======               =======

 Basic EPS                                                              $  0.52               $  0.52
                                                                        =======               =======
 Diluted EPS                                                            $  0.49               $  0.50
                                                                        =======               =======


                  For the three-month periods ended November 30, 1997 and 1998, options to purchase 20,000 and 40,000, respectively, shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.


COMMITMENTS AND CONTINGENCIES

                  At November 30, 1998, the Company had approximately $40 million in new facility and equipment purchase commitments outstanding.

                  The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's financial statements.



NEW ACCOUNTING PRONOUNCEMENTS

                  Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. During the three months ended November 30, 1998, changes in stockholders' equity consisted of net income and the exercise of stock options. Accordingly, comprehensive income as defined by Statement
        130 was equal to net income as shown in the accompanying unaudited Consolidated Statement of Earnings.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about the products and services, geographic areas, and major customers of an enterprise. The Company will be required to adopt this Statement in its 1999 annual consolidated financial statements. As this Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption.

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


 NOTE 2.  BALANCE SHEET DETAIL

                  The components of inventories consist of the following:

                    In thousands                             August 31,         November 30,
                                                                   1998                 1998
                                                              ---------         ------------
                                                                                 (Unaudited)

                    Finished goods                                5,823                2,799
                    Work-in-process                              15,955               12,748
                    Raw materials                               101,319              130,725
                                                                -------              -------
                                                                123,097              146,272
                                                                =======              =======


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's net revenue for the first quarter of fiscal 1999 increased 40% to $448 million from $320 million in the first quarter of fiscal 1998. This increase from the previous fiscal year was primarily due to increased production of communications products as well as incremental revenue due to the recent HP acquisition. Foreign source revenue represented 32% of net revenue for the first quarter of fiscal 1999 compared to 34% for the same period of fiscal 1998. The decrease in foreign source revenue was attributable to increased production at the Company's domestic locations in addition to the incremental revenue due to the recent acquisition of certain manufacturing and related assets comprising the "Formatter Manufacturing Organization" business unit of Hewlett-Packard Company ("HP acquisition").

         Gross margin decreased to 11.3% for the first quarter of fiscal 1999 from 12.9% for the same period of fiscal 1998 reflecting a higher content of material-based revenue from the HP acquisition, underutilization of assets in certain international factories, offset in part by the recovery of costs associated with defective materials from a supplier.

         Selling, general and administrative expenses in the first quarter of fiscal 1999 increased to 4.1% of net revenue compared to 3.5% in the prior fiscal year, while increasing in absolute dollars from $11.1 million in the first quarter of fiscal 1998 to $18.3 million in the first quarter of fiscal 1999. The dollar increases were primarily due to increased staffing and related departmental expenses at all the Company's locations, increased information systems staff to support the expansion of the Company's business, and staffing at the acquired HP sites.

         Research and development expenses decreased to 0.2% of net revenue for the first quarter of fiscal 1999 as compared to 0.3% for the same period of fiscal 1998. In absolute dollars, the expenses increased approximately $0.2 million versus the same period of fiscal 1998 due to the expansion of circuit design activities.

        Interest expense increased approximately $0.8 million in the first quarter of fiscal 1999 to $1.5 million as a result of increased borrowings to support the HP acquisition and increase working capital requirements.

         The Company's effective tax rate increased to 35.0% in the first quarter of fiscal 1999 from 33.4% in the first quarter of fiscal 1998. The fiscal 1999 tax rate is higher primarily due to increased levels of domestic income as compared to the same period of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1998, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $225 million of working capital borrowing capacity. As of November 30, 1998, the Company was utilizing $40 million of its revolving credit facility.

           The Company generated $23.2 million of cash in operating activities for the three months ended November 30, 1998. The generation of cash was primarily due to net income of $19.3 million, depreciation and amortization of $11.5 million, an increase of $54.5 million in accounts receivable, an increase in inventories of $23.2 million and an increase in accounts payable and accrued expenses of $69.2 million.

         Net cash used in investing activities of $33.8 million for the three months ended November 30, 1998 was a result of the Company's capital expenditures for equipment worldwide in order to support increased activities.

         The Company believes that cash on-hand, funds provided by operations and available borrowings under the credit facility will be sufficient to satisfy its currently anticipated working capital and capital expenditure requirements for the next twelve months.

"YEAR 2000" READINESS

         The Company is aware of and is addressing the Year 2000 issue. The Year 2000 issue creates risks for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals. Failure of the Company's and/or third parties computer systems, manufacturing equipment and control systems could have a material adverse effect on the Company's results from operations.

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

          As of the end of fiscal 1998, manufacturing and test equipment and local plant business systems had been identified and prioritized in terms of Year 2000 compliance. As of November 30, 1998, 85% of all equipment and systems had been certified as compliant. It is anticipated that the remaining 15% will be certified by the end of the first calendar quarter of 1999, at which time compliance testing and verification will commence.

          The Company is also in the process of assessing its suppliers. The initial phase of the assessment has been completed as of the end of calendar 1998. Early in calendar 1999, the Company anticipates validating its suppliers' representations where deemed appropriate, and will develop sourcing contingency plans in areas where the Company assesses that supplier readiness is insufficient.

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

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


Part II - OTHER INFORMATION


         ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

                        (a)     Exhibits

                                27.  Financial Data Schedule.

                        (b)     Reports on Form 8-K

                                There were no reports on Form 8-K filed by the Registrant during the quarter ended
                                November 30, 1998.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Jabil Circuit, Inc.
                                       Registrant

Date: January 14, 1999                           By:      /s/ Thomas A. Sansone
      ----------------                                    ---------------------
                                                 Thomas A. Sansone
                                                 President

Date: January 14, 1999                           By:     /s/ Chris A. Lewis
      ----------------                                    ------------------
                                                 Chris A. Lewis
                                                 Chief Financial Officer