Form 10-Q
period 1999-02-28
JABIL CIRCUIT INC
filed 1999-04-14
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
         Exchange Act of 1934

         For the quarterly period ended February 28, 1999.

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

                                Yes  X    No
                                   -----    -----

         As of March 16, 1999, there were 81,914,058 shares of the Registrant's
               --------------             ----------
Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX



PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.         Financial Statements

                Consolidated Balance Sheets at
                August 31, 1998 and February 28, 1999.......................................................   3

                Consolidated Statements of Earnings for the three months
                and six months ended February 28, 1998 and 1999.............................................   4

                Consolidated Statements of Cash Flows for the six months
                ended February 28, 1998 and 1999............................................................   5

                Notes to Consolidated Financial Statements..................................................   6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................................  10

PART II.  OTHER INFORMATION
---------------------------

Item 4.         Submission of Matters to a Vote of Security Holders.........................................  14

Item 6.         Exhibits and Reports on Form 8-K............................................................  15

                Signatures..................................................................................  15

PART I. FINANCIAL INFORMATION


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   August 31,       February 28,
                                                      1998              1999
                                                   ----------       ------------
                                                                     (Unaudited)
ASSETS
Current assets
  Cash                                              $  23,139        $  18,088
  Accounts receivable - Net                           126,276          209,092
  Inventories                                         123,097          156,546
  Prepaid expenses and other current assets             1,772            6,077
  Deferred income taxes                                16,095           14,515
                                                    ---------        ---------

        Total current assets                          290,379          404,318

Property, plant and equipment, net                    224,680          283,823
Other assets                                           11,644           10,789
                                                    ---------        ---------

                                                    $ 526,703        $ 698,930
                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt            $   8,333        $   8,333
  Accounts payable                                    132,601          212,870
  Accrued expenses                                     40,460           41,669
  Income taxes payable                                  5,325           10,496
                                                    ---------        ---------

        Total current liabilities                     186,719          273,368

Long term debt, less current installments              81,667          121,667
Deferred income taxes                                   7,724            8,488
Deferred grant revenue                                  2,227            2,208
                                                    ---------        ---------

        Total liabilities                             278,337          405,731
                                                    ---------        ---------

Stockholders' equity
  Common stock                                             75               75
  Additional paid-in capital                           71,542           75,472
  Retained earnings                                   176,749          217,652
                                                    ---------        ---------

        Total stockholders' equity                    248,366          293,199

                                                    $ 526,703        $ 698,930
                                                    =========        =========



          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                    Three months ended             Six months ended
                                                       February 28,                  February 28,
                                                 ------------------------      ------------------------

                                                   1998           1999           1998           1999
                                                 ---------      ---------      ---------      ---------


Net revenue                                      $ 330,688      $ 493,363      $ 650,200      $ 941,304
  Cost of revenue                                  286,628        437,850        564,795        835,216
                                                 ---------      ---------      ---------      ---------

Gross profit                                        44,060         55,513         85,405        106,088

Operating expenses:
  Selling, general and administrative               12,858         19,588         23,935         37,906
  Research and development                             879            989          1,791          2,055
                                                 ---------      ---------      ---------      ---------

Operating income                                    30,323         34,936         59,679         66,127

  Interest expense, net                              1,134          1,670          1,847          3,190
                                                 ---------      ---------      ---------      ---------

Income before income taxes                          29,189         33,266         57,832         62,937

  Income taxes                                       9,050         11,650         18,622         22,035
                                                 ---------      ---------      ---------      ---------

Net income                                       $  20,139      $  21,616      $  39,210      $  40,902
                                                 =========      =========      =========      =========

Earnings per share:
Basic                                            $    0.27      $    0.29      $    0.53      $    0.55
                                                 =========      =========      =========      =========
Diluted                                          $    0.26      $    0.28      $    0.51      $    0.52
                                                 =========      =========      =========      =========

Common shares used in the calculations
of earnings per share:
Basic                                               74,160         74,848         74,100         74,707
                                                 =========      =========      =========      =========
Diluted                                             77,128         78,379         77,240         78,016
                                                 =========      =========      =========      =========








          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                          Six months ended
                                                                            February 28,
                                                                      -----------------------
                                                                        1998           1999
                                                                      --------       --------
Cash flows from operating activities:
  Net income                                                          $ 39,210       $ 40,903
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     15,303         28,051
      Recognition of grant revenue                                        (406)          (415)
      Deferred income taxes                                                706          2,344
      Loss on sale of property                                             115            917
      Changes in operating assets and liabilities:
        Accounts receivable                                             (2,558)       (82,816)
        Inventories                                                      6,073        (33,449)
        Prepaid expenses and other current assets                         (278)        (4,305)
        Other assets                                                         9            198
        Accounts payable and accrued expenses                           11,539         87,306
                                                                      --------       --------

      Net cash provided by operating activities                         69,713         38,734
                                                                      --------       --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                         (58,420)       (87,646)
  Proceeds from sale of property and equipment                              63            193
                                                                      --------       --------

      Net cash used in investing activities                            (58,357)       (87,453)
                                                                      --------       --------

Cash flows from financing activities:
  Increase in note payable to bank                                          --         40,000
  Payments of long-term debt                                            (2,475)            --
  Net proceeds from issuance of common stock                             1,342          3,273
  Proceeds from Scottish grant                                              --            395
                                                                      --------       --------

      Net cash provided (used) by financing activities                  (1,133)        43,668
                                                                      --------       --------

Net increase (decrease) in cash                                         10,223         (5,051)
Cash at beginning of period                                             45,457         23,139
                                                                      --------       --------

Cash at end of period                                                 $ 55,680       $ 18,088
                                                                      ========       ========







          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 1998 contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three and six-month periods ended February 28, 1999 are not necessarily indicative of the results that should be expected for a full fiscal year.


     REVENUE RECOGNITION

                  The Company typically recognizes revenue at the time of product shipment. Such revenue is recognized net of estimated product returns and warranty costs. At February 28, 1999 such estimated amounts for returns and warranties are not considered material.

                  In connection with the August 3, 1998 acquisition of the net assets of Hewlett-Packard Company ("HP") laser printer operations, the Company entered into an agreement with HP to produce laser printer component products. During the first year of the agreement, the Company receives compensation for available capacity, as well as compensation for the raw material content of actual units produced. The available capacity compensation is recorded on a units produced basis.

   EARNINGS PER SHARE

In thousands                                       Three months ended         Six months ended
                                                      February 28,              February 28,
                                                    1998         1999         1998        1999
                                                  ----------------------------------------------
Numerator:
Net income                                        $20,139      $21,616      $39,210      $40,902

Denominator:
Denominator for basic
  EPS-weighted-average shares                      74,160       74,848       74,100       74,707

Effect of dilutive securities:
    Employee stock options                          2,968        3,531        3,140        3,309
                                                  ----------------------------------------------
Denominator for diluted EPS-
  adjusted weighted-average shares                 77,128       78,379       77,240       78,016
                                                  ==============================================

Basic EPS                                         $  0.27      $  0.29      $  0.53      $  0.55
                                                  ==============================================
Diluted EPS                                       $  0.26      $  0.28      $  0.51      $  0.52
                                                  ==============================================



                  For the three-month and six-month periods ended February 28, 1999, options to purchase 0 and 144,000, respectively, shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the three-month and six-month periods ended February 28, 1998, 80,000 such options existed.

         STOCK SPLIT

                  All share and per share information presented herein and in the Company's Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of the Company's Common Stock, par value $.001 per share ("Common Stock"), on February 18, 1999, paid in the form of a stock dividend, to holders of record on February 5, 1999.


         COMMITMENTS AND CONTINGENCIES

                  On March 2, 1999, the Company received correspondence from legal counsel for the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") advising that it had been named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by Lemelson in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants include suppliers, customers, and competitors of ours. The complaint alleges that the Company and the other defendants are each infringing as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The Company is currently reviewing the complaint and has not yet determined how it will respond. The complaint seeks to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. The correspondence from Lemelson's legal counsel, however, advised the Company that Lemelson is offering to license the patents alleged to be infringed. Based on management's understanding of the terms that Lemelson has made available to certain licensees, the Company believes that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on results of operations or financial condition. The Company has not yet determined, however, whether to seek to obtain such a license, and cannot be assured that it will be offered the same or similar terms or that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

                  The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's consolidated financial statements.

     SUBSEQUENT EVENT

                  On March 10, 1999, the Company completed an equity offering of 12,075,000 shares of its Common Stock (including 1,575,000 shares that were issued to cover the underwriters' over-allotments). The Company sold 6,900,000 shares and certain Company stockholders sold 5,175,000 shares at $30 per share. Net proceeds to the Company were approximately $199 million. The net proceeds of the offering of shares sold by the Company will be used for repayment of debt under the Company's credit facility, for capital expenditures and for general corporate purposes, including working capital and possible acquisitions.


     NEW ACCOUNTING PRONOUNCEMENTS

                  Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. During the six months ended February 28, 1999, changes in stockholders' equity consisted of net income and the exercise of stock options. Accordingly, comprehensive income as defined by Statement 130 was equal to net income as shown in the accompanying unaudited Consolidated Statement of Earnings.

                  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 131 establishes standards for related disclosures about the products and services, geographic areas, and major customers of an enterprise. The Company will be required to adopt this Statement in its 1999 annual consolidated financial statements. As this Statement addresses reporting and disclosure issues only, there will be no impact on earnings from its adoption.

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


NOTE 2. BALANCE SHEET DETAIL

                  The components of inventories consist of the following:


                  In thousands                     August 31,        February 28,
                                                     1998               1999
                                                     ----               ----
                                                                     (Unaudited)

                  Finished goods                      5,823              6,582
                  Work-in-process                    15,955             17,486
                  Raw materials                     101,319            132,478
                                                    -------            -------
                                                    123,097            156,546
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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company's net revenue for the second quarter and first six months of fiscal 1999 increased 49% and 45% to $494 million and $941 million, respectively, from $331 million and $650 million in the second quarter and first six months of fiscal 1998. These increases from the previous fiscal year were primarily due to increased production of communications products as well as incremental revenue due to the recent acquisition of certain manufacturing and related assets comprising the "Formatter Manufacturing Organization" business unit of Hewlett-Packard Company ("HP acquisition"). Foreign source revenue represented 31% of net revenue for the second quarter and first six months of fiscal 1999 compared to 31% and 33% for the same periods of fiscal 1998. The decrease in foreign source revenue in the six-month period as compared to the prior year was attributable to increased production at the Company's domestic locations in addition to the incremental revenue due to the HP acquisition.

         Gross margin decreased to 11.3% in the second quarter of fiscal 1999 from 13.3% for the same period of fiscal 1998 reflecting a higher content of material-based revenue from the HP acquisition and underutilization of assets in certain international factories. Gross margin decreased to 11.3% in the first six months of fiscal 1999 from 13.1% for the same period of fiscal 1998 reflecting a higher content of material-based revenue from the HP acquisition and underutilization of assets in certain international factories offset in part by a one-time recovery of costs associated with defective materials from a supplier.

         Selling, general and administrative expenses in the second quarter of fiscal 1999 increased to 4.0% of net revenue compared to 3.9% in the prior fiscal year, while increasing in absolute dollars from $12.9 million in the second quarter of fiscal 1998 to $19.6 million in the second quarter of fiscal 1999. Selling, general and administrative expenses in the first six months of fiscal 1999 increased to 4.0% of net revenue compared to 3.7% in the prior fiscal year, while increasing in absolute dollars from $23.9 million in fiscal 1998 to $37.9 million in fiscal 1999.

The dollar increases were primarily due to increased staffing and related departmental expenses at all the Company's locations, increased information systems staff to support the expansion of the Company's business, and staffing at the acquired HP sites.

         Research and development expenses decreased to 0.2% of net revenue for the second quarter and first six months of fiscal 1999 as compared to 0.3% for the same periods of fiscal 1998. In absolute dollars, the expenses increased approximately $0.1 and $0.3 million, respectively, versus the same periods of fiscal 1998 due to the expansion of circuit design activities.

         Interest expense increased approximately $0.5 and $1.3 million, respectively, in the second quarter and first six months of fiscal 1999 to $1.7 and $3.2 million as a result of increased borrowings to support the HP acquisition and increased working capital requirements.

         The Company's effective tax rate increased to 35.0% in the second quarter and first six months of fiscal 1999 from 31.0% and 32.2% in the second quarter and first six months of fiscal 1998. The fiscal 1999 tax rate is higher primarily due to increased levels of domestic income as compared to the same period of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1999, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $225 million of working capital borrowing capacity. As of February 28, 1998, the Company was utilizing $80 million of its revolving credit facility.

         The Company generated $38.7 million of cash in operating activities for the six months ended February 28, 1999. The generation of cash was primarily due to net income of $40.9 million, depreciation and amortization of $28.1 million, an increase of $87.3 million in accounts payable and accrued expenses, offset by an increase in accounts receivable of $82.8 million, an increase in inventories of $33.4 million, and an increase in prepaid expenses and other current assets of $4.3 million.

         Net cash used in investing activities of $87.5 million for the six months ended February 28, 1999 was a result of the Company's capital expenditures for equipment worldwide in order to support increased activities as well as building and land activity for the Boise, Guadalajara and St. Petersburg facilities.

         On March 10, 1999, the Company completed an equity offering of 12,075,000 shares of its Common Stock (including 1,575,000 shares that were issued to cover the underwriters' over-allotments). The Company sold 6,900,000 shares and certain Company stockholders sold 5,175,000 shares at $30 per share. Net proceeds to the Company were approximately $199 million. The net proceeds of the offering of shares sold by the Company will be used for repayment of debt under the Company's credit facility, for capital expenditures and for general corporate purposes, including working capital and possible acquisitions.

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

         The Company is actively taking steps to ensure that its global information technology infrastructure and business system applications, manufacturing equipment and systems will be Year 2000 compliant while seeking adequate assurances from third parties with whom the Company conducts business, that any such systems shall be Year 2000 compliant. A global team, overseen by a corporate officer, has been formed and has implemented a proactive multi-phase approach, which includes assessing the scope of work, prioritizing, certifying compliance, and testing compliance.

         As of the end of fiscal 1998 the Company was substantially complete in its compliance certification process of its global information technology infrastructure. Most of the Company's global business systems are currently being replaced by a Year 2000 compliant application; for the majority of factories this process is expected to be complete by January 1, 2000. As a contingency, however, legacy systems have been upgraded to be Year 2000 compliant and are in the process of being tested.

          As of the end of fiscal 1998, manufacturing and test equipment and local plant business systems had been identified and prioritized in terms of Year 2000 compliance. As of February 28, 1999, 90% of all equipment and systems had been certified as assessed for compliance. It is anticipated that the remaining 10% will be assessed by the end of the first calendar quarter of 1999, at which time compliance testing and verification will commence.

          The Company is also in the process of assessing its suppliers. The initial phase of the assessment has been completed as of the end of calendar 1998. Early in calendar 1999, the Company anticipates validating its suppliers' representations where deemed appropriate, and will develop sourcing contingency plans in areas where the Company assesses that supplier readiness is insufficient.

          The Company estimates the total cost to complete its remediation to be approximately $3.8 million. The Company is unable to fully determine the effect of failure of its own systems or those of third parties with which it does business, but any significant failures could have an material adverse effect on the Company's financial position, results of operations and cash flows.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Shareholders, held on January 28, 1999, the following proposals were voted upon by the shareholders as indicated below:

         1. To elect the board of directors

                                                                          Number of Shares
                                                                          ----------------
                                                                      For               Withheld
                                                                      ---               --------
              William D. Morean                                    33,020,504           157,789
              Thomas A. Sansone                                    33,019,104           159,189
              Ronald J. Rapp                                       33,019,904           158,389
              Lawrence J. Murphy                                   32,905,604           272,689
              Mel S. Lavitt                                        33,061,794           116,499
              Steven A. Raymund                                    33,066,124           112,169
              Frank A. Newman                                      33,058,088           120,205

         2. To approve an amendment to the Jabil Circuit, Inc. 1992 Stock Option Plan


              For                   Against                Abstain
              ---                   -------                -------
              24,025,115            9,122,786              30,392


         3. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 to 120,000,000

              For                   Against                Abstain
              ---                   -------                -------
              31,872,125            1,278,657              27,511


         4. To ratify the selection of KPMG LLP as independent auditors for the Company


              For                   Against                Abstain
              ---                   -------                -------
              32,953,402            158,250                66,641

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27.  Financial Data Schedule.

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed by the Registrant during the quarter ended February 28, 1999.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Jabil Circuit, Inc.
                                                     Registrant

Date:  April 14, 1999                          By:   /s/ Timothy L. Main
       --------------                                -------------------
                                                     Timothy L. Main
                                                     President

Date:  April 14, 1999                          By:   /s/ Chris A. Lewis
       --------------                                ------------------
                                                     Chris A. Lewis
                                                     Chief Financial Officer