Form 10-Q
period 1999-05-31
JABIL CIRCUIT INC
filed 1999-07-15
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

  X           Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----         Exchange Act of 1934


              For the quarterly period ended May 31, 1999.

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   As of June 30, 1999, there were 82,074,386 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets at
                August 31, 1998 and May 31, 1999............................................................    3

                Consolidated Statements of Earnings for the three months
                and nine months ended May 31, 1998 and 1999.................................................    4

                Consolidated Statements of Cash Flows for the nine months
                ended May 31, 1998 and 1999.................................................................    5

                Notes to Consolidated Financial Statements..................................................    6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................................   11

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................   14

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K............................................................  15

                Signatures..................................................................................  15

PART I. FINANCIAL INFORMATION



                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 August 31,     May 31,
                                                    1998         1999
                                                 ---------     ---------
                                                              (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                      $ 23,139      $158,469
  Accounts receivable - Net                       126,276       208,274
  Inventories                                     123,097       137,845
  Prepaid expenses and other current assets         1,772         9,384
  Deferred income taxes                            16,095         9,826
                                                 --------      --------

        Total current assets                      290,379       523,798

Property, plant and equipment, net                224,680       300,111
Other assets                                       11,644        17,954
                                                 --------      --------

                                                 $526,703      $841,863
                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt         $  8,333      $ 16,666
  Accounts payable                                132,601       201,314
  Accrued expenses                                 40,460        46,734
  Income taxes payable                              5,325        13,286
                                                 --------      --------

        Total current liabilities                 186,719       278,000

Long term debt, less current installments          81,667        33,334
Deferred income taxes                               7,724        11,850
Deferred grant revenue                              2,227         2,003
                                                 --------      --------

        Total liabilities                         278,337       325,187
                                                 --------      --------

Stockholders' equity
  Common stock                                         75            82
  Additional paid-in capital                       71,542       274,539
  Retained earnings                               176,749       242,055
                                                 --------      --------

        Total stockholders' equity                248,366       516,676
                                                 --------      --------

                                                 $526,703      $841,863
                                                 ========      ========




           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)



                                              Three months ended             Nine months ended
                                                    May 31,                        May 31,
                                            -----------------------       ------------------------

                                              1998           1999           1998            1999
                                            --------      ---------       --------      ----------
Net revenue                                 $309,599      $ 522,497       $959,799      $1,463,801
  Cost of revenue                            269,826        463,066        834,621       1,298,282
                                            --------      ---------       --------      ----------

Gross profit                                  39,773         59,431        125,178         165,519

Operating expenses:
  Selling, general and administrative         12,941         21,237         36,876          59,143
  Research and development                     1,065            952          2,856           3,007
                                            --------      ---------       --------      ----------
Operating income                              25,767         37,242         85,446         103,369

  Interest (income)/expense, net                 722           (301)         2,569           2,889
                                            --------      ---------       --------      ----------

Income before income taxes                    25,045         37,543         82,877         100,480

  Income taxes                                 7,764         13,139         26,386          35,174
                                            --------      ---------       --------      ----------

Net income                                  $ 17,281      $  24,404       $ 56,491      $   65,306
                                            ========      =========       ========      ==========

Earnings per share:
Basic                                       $   0.23      $    0.30       $   0.76      $     0.85
                                            ========      =========       ========      ==========
Diluted                                     $   0.22      $    0.29       $   0.73      $     0.81
                                            ========      =========       ========      ==========

Common shares used in the calculations
of earnings per share:
Basic                                         74,334         81,441         74,178          76,952
                                            ========      =========       ========      ==========
Diluted                                       77,230         85,325         77,236          80,453
                                            ========      =========       ========      ==========









           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             Nine months ended
                                                                   May 31,
                                                           ----------------------
                                                             1998          1999
                                                           --------      --------
Cash flows from operating activities:
  Net income                                               $ 56,491        65,306
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          23,545        43,311
      Recognition of grant revenue                              324          (620)
      Deferred income taxes                                     706        10,395
      Loss on sale of property                                  638         2,703
      Changes in operating assets and liabilities:
        Accounts receivable                                  (6,876)      (81,998)
        Inventories                                          12,536       (14,748)
        Prepaid expenses and other current assets              (756)       (7,612)
        Other assets                                           (721)       (7,248)
        Accounts payable and accrued expenses               (16,406)       83,605
                                                           --------      --------

      Net cash provided by operating activities              69,481        93,094
                                                           --------      --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment              (70,862)     (121,194)
  Proceeds from sale of property and equipment                  328           688
                                                           --------      --------

      Net cash used in investing activities                 (70,534)     (120,506)
                                                           --------      --------

Cash flows from financing activities:
  Increase in note payable to bank                               --        40,000
  Repayment of note payable to bank                              --       (80,000)
  Payments of long-term debt                                 (2,475)           --
  Net proceeds from issuance of common stock                  1,419       202,347
  Proceeds from Scottish grant                                   --           395
                                                           --------      --------

      Net cash provided (used) by financing activities       (1,056)      162,742
                                                           --------      --------

Net increase (decrease) in cash and cash equivalents         (2,109)      135,330
Cash and cash equivalents at beginning of period             45,457        23,139
                                                           --------      --------

Cash and cash equivalents at end of period                 $ 43,348      $158,469
                                                           ========      ========







          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries ("the Company") are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 1998 contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three and nine-month periods ended May 31, 1999 are not necessarily indicative of the results that should be expected for a full fiscal year.


   REVENUE RECOGNITION

                  The Company typically recognizes revenue at the time of product shipment. Such revenue is recognized net of estimated product returns and warranty costs. At May 31, 1999 such estimated amounts for returns and warranties are not considered material.

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

   EARNINGS PER SHARE
     (Unaudited)

In thousands                            Three months ended         Nine months ended
                                               May 31,                  May 31,
                                         1998         1999         1998         1999
                                        -------      -------      -------      -------
Numerator:
Net income                              $17,281      $24,404      $56,491      $65,306

Denominator:
Denominator for basic
EPS -  weighted-average shares           74,334       81,441       74,178       76,952

Effect of dilutive securities:
    Employee stock options                2,896        3,884        3,058        3,501
                                        -------      -------      -------      -------
Denominator for diluted EPS-
   adjusted weighted-average shares      77,230       85,325       77,236       80,453
                                        =======      =======      =======      =======

Basic EPS                               $  0.23      $  0.30      $  0.76      $  0.85
                                        =======      =======      =======      =======
Diluted EPS                             $  0.22      $  0.29      $  0.73      $  0.81
                                        =======      =======      =======      =======



                  For the three-month and nine-month periods ended May 31, 1999, options to purchase 5,500 and 0, respectively, shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the three-month and nine-month periods ended May 31, 1998, 120,000 and 80,000, respectively, such options existed.

         STOCK SPLIT

                  All share and per share information presented herein and in the Company's Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of the Company's Common Stock, par value $.001 per share ("Common Stock"), on February 18, 1999, paid in the form of a stock dividend, to holders of record on February 5, 1999.


         EQUITY OFFERING

                  On March 10, 1999, the Company completed an equity offering of 12,075,000 shares of its Common Stock (including 1,575,000 shares that were issued to cover the underwriters' over-allotments). The Company sold 6,900,000 shares and certain Company stockholders sold 5,175,000 shares at $30 per share. Net proceeds to the Company were approximately $199 million.

         COMMITMENTS AND CONTINGENCIES

                  On March 2, 1999, the Company received correspondence from legal counsel for the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") advising that it had been named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by Lemelson in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants include suppliers, customers, and competitors of the Company. The complaint alleges that the Company and the other defendants are each infringing as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The Company is currently reviewing the complaint and has not yet determined how it will respond. The complaint seeks to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. The correspondence from Lemelson's legal counsel, however, advised the Company that Lemelson is offering to license the patents alleged to be infringed. Based on management's understanding of the terms that Lemelson has made available to certain licensees, the Company believes that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on results of operations or financial condition. The Company has not yet determined, however, whether to seek to obtain such a license, and cannot be assured that it will be offered the same or similar terms or that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

                  The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on the Company's consolidated financial statements.

         SUBSEQUENT EVENT

                  On July 6, 1999, the Company announced that it had signed a letter of intent to purchase EFTC Corporation's service and repair business, EFTC Services, Inc. The business has locations in Memphis, Tennessee; Louisville, Kentucky and Tampa, Florida. The purchase price of approximately $30 million will be paid in cash. The closing of the transaction is subject to the completion of due diligence and other terms and conditions and is expected to be completed on or about August 31, 1999 and be accounted for as a purchase. Following the closing, the acquired operations will continue to offer repair services for existing customers and EFTC customers.

         NEW ACCOUNTING PRONOUNCEMENTS

                  Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the change in equity of an enterprise except those resulting from shareholder transactions. During the nine months ended May 31, 1999 comprehensive income as defined by Statement 130 was equal to net income as shown in the accompanying unaudited Consolidated Statement of Earnings.

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

                  Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company is currently evaluating this Statement and has yet to form an opinion on whether its adoption will have any significant impact on the Company's consolidated financial statements. The Company will be required to implement Statement 133 for its fiscal year ending August 31, 2001.

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

 NOTE 2.  BALANCE SHEET DETAIL

                  The components of inventories consist of the following:

                    In thousands                                August 31,          May 31,
                                                                   1998              1999
                                                                   ----              ----
                                                                                 (Unaudited)
                    Finished goods                                5,823              3,271
                    Work-in-process                              15,955             11,434
                    Raw materials                               101,319            123,140
                                                                -------            -------
                                                                123,097            137,845
                                                                =======            =======

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could cause actual events or results to differ materially from those referenced in such forward-looking statements include those described in the section entitled "Factors Affecting Future Results" in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "intend," "anticipate," "plan" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual events and results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on any forward-looking statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's net revenue for the third quarter and first nine months of fiscal 1999 increased 68.8% and 52.5% to $522 million and $1.5 billion, respectively, from $310 million and $960 million in the third quarter and first nine months of fiscal 1998. These increases from the previous fiscal year were primarily due to increased production of communications products as well as incremental revenue due to the recent acquisition of certain manufacturing and related assets comprising the "Formatter Manufacturing Organization" business unit of Hewlett-Packard Company ("HP acquisition"). Foreign source revenue represented 31% of net revenue for the third quarter and first nine months of fiscal 1999 compared to 33% for the same periods of fiscal 1998. The decrease in foreign source revenue in the nine-month period as compared to the prior year was attributable to increased production at the Company's domestic locations in addition to the incremental revenue due to the HP acquisition.

         Gross margin decreased to 11.4% in the third quarter of fiscal 1999 from 12.8% for the same period of fiscal 1998 reflecting a higher content of material-based revenue from the HP acquisition and underutilization of assets in certain international factories. Gross margin decreased to 11.3% in the first nine months of fiscal 1999 from 13.0% for the same period of fiscal 1998 reflecting a higher content of material-based revenue from the HP acquisition and underutilization of assets in certain international factories.

         Selling, general and administrative expenses in the third quarter of fiscal 1999 decreased to 4.1% of net revenue compared to 4.2% in the prior fiscal year, while increasing in absolute dollars from $12.9 million in the third quarter of fiscal 1998 to $21.2 million in the third quarter of fiscal 1999. Selling, general and administrative expenses in the first nine months of fiscal 1999 increased to 4.0% of net revenue compared to 3.8% in the prior fiscal year, while increasing in absolute dollars from $36.9 million in fiscal 1998 to $59.1 million in fiscal 1999. The dollar increases were primarily due to increased staffing and related departmental expenses at all the Company's locations, increased information systems staff to support the expansion of the Company's business, and staffing at the acquired HP sites.

         Research and development expenses decreased to 0.2% of net revenue for the third quarter and first nine months of fiscal 1999 as compared to 0.3% for the same periods of fiscal 1998. In absolute dollars, the expenses decreased approximately $0.1 million and increased approximately $0.2 million, respectively, versus the same periods of fiscal 1998.

         Interest (income) expense, net decreased $1.0 million in the third quarter of fiscal 1999 to $(0.3) million as a result of the Company utilizing net proceeds of the equity offering to repay debt under the credit facility. Interest (income) expense, net increased $0.3 million for the first nine months of fiscal 1999 as a result of increased borrowings to support the HP acquisition and increased working capital requirements.

         The Company's effective tax rate increased to 35.0% in the third quarter and first nine months of fiscal 1999 from 31.0% and 31.8% in the third quarter and first nine months of fiscal 1998. The fiscal 1999 tax rate is higher primarily due to increased levels of domestic income as compared to the same period of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1999, the Company's principal sources of liquidity consisted of cash and available borrowings under the Company's credit facilities. The Company and its subsidiaries have committed line of credit facilities in place with a syndicate of banks that provide up to $225 million of working capital borrowing capacity. As of May 31, 1999, the Company was not utilizing its revolving credit facility.

         The Company generated $93.1 million of cash in operating activities for the nine months ended May 31, 1999. The generation of cash was primarily due to net income of $65.3 million, depreciation and amortization of $43.3 million, an increase of $83.6 million in accounts payable and accrued expenses, offset by an increase in accounts receivable of $82.0 million, an increase in inventories of $14.7 million, and an increase in prepaid expenses and other assets of $14.9 million.

         Net cash used in investing activities of $120.5 million for the nine months ended May 31, 1999 was a result of the Company's capital expenditures for equipment worldwide in order to support increased activities as well as building and land activity for the Boise, Guadalajara and St. Petersburg facilities.

         On March 10, 1999, the Company completed an equity offering of 12,075,000 shares of its Common Stock (including 1,575,000 shares that were issued to cover the underwriters' over-allotments). The Company sold 6,900,000 shares and certain Company stockholders sold 5,175,000 shares at $30 per share. Net proceeds to the Company were approximately $199 million. Certain of the net proceeds from the offering of shares sold by the Company were used for repayment of debt under the Company's credit facility. The remaining proceeds will be used for capital expenditures and for general corporate purposes, including working capital and possible acquisitions.

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

          As of the end of fiscal 1998 the Company was substantially complete in its compliance certification process of its global information technology infrastructure. Most of the Company's global business systems are currently being replaced by a Year 2000 compliant application; for the majority of factories this process is expected to be complete by November 1, 1999. As a contingency, however, legacy systems have been upgraded to be Year 2000 compliant and are in the process of being tested.

          As of the end of fiscal 1998, manufacturing and test equipment and local plant business systems had been identified and prioritized in terms of Year 2000 compliance. As of June 23, 1999, 96% of all equipment and systems had been certified and assessed for compliance. It is anticipated that the remaining 4% will be certified or replaced by November 1, 1999.

          The Company is also in the process of assessing its suppliers. The initial phase of the assessment has been completed as of the end of calendar 1998. The Company joined the High Technology Y2K Consortium in early 1999, and will have completed validating its suppliers' representations where deemed appropriate by the end of August 1999. In September 1999, the Company will begin implementation of sourcing contingency plans in areas where the Company assesses that supplier readiness is insufficient.

          The Company estimates the total cost to complete its remediation to be approximately $3.8 million. The Company is unable to fully determine the effect of failure of its own systems or those of third parties with which it does business, but any significant failures could have an material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risk during the nine months ended May 31, 1999. Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of the Company's 1998 Annual Report on Form 10-K for the fiscal year ended August 31, 1998 and is incorporated herein by reference.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

         ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

                        (a)         Exhibits

                                    27.  Financial Data Schedule.

                        (b)         Reports on Form 8-K

                                    There were no reports on Form 8-K filed by the Registrant during the quarter ended May 31, 1999.






                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Jabil Circuit, Inc.
                                            Registrant

Date:  July 15, 1999                   By:  /s/ Timothy L. Main
       -------------                        -----------------------
                                            Timothy L. Main
                                            President

Date:  July 15, 1999                   By:  /s/ Chris A. Lewis
      --------------                        -----------------------
                                            Chris A. Lewis
                                            Chief Financial Officer