Form 10-K405
period 1999-08-31
JABIL CIRCUIT INC
filed 1999-11-12
CIK 898293

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

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________TO____________
                        COMMISSION FILE NUMBER: 0-21308

                              JABIL CIRCUIT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       38-1886260
  -------------------------------                      -------------------
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            10560 NINTH STREET NORTH, ST. PETERSBURG, FLORIDA 33716
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (727) 577-9749

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                            Name of each exchange on which registered
Common Stock, $0.001 par value per share       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / X /

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on October 15, 1999) was approximately $ 2.8 million. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on October 15, 1999, was 82,284,585. The Company does not have any non-voting stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
         The Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on January 13, 2000 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

         We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this document and in the documents we incorporate by reference into this Annual Report on Form 10-K. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are set forth in the "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this document.

         You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even in the event that our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

THE COMPANY

         We are one of the leading worldwide independent providers of electronic manufacturing services ("EMS"). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers ("OEMs") in the communications, computer peripherals, personal computer, automotive and consumer products industries. We serve our OEM customers with dedicated work cell business units that combine high volume, highly automated continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our customers currently include industry leaders such as Cisco Systems, Inc., Gateway 2000, Inc., Hewlett-Packard Company, Johnson Controls, Inc. and Quantum Corporation. For the fiscal year ended August 31, 1999, we achieved net revenues of approximately $2.0 billion and net income of $91.5 million.

         Subsequent to August 31, 1999, we completed two business combinations. On September 1, 1999, we purchased EFTC Services, Inc. (the "EFTC Acquisition"), an electronic product service and repair business. Operating as Jabil Global Services, Inc., we will continue to offer repair and warranty services for existing and future customers from our hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The acquisition will be recorded as a purchase.

         On September 13, 1999, we completed a merger with GET Manufacturing, Inc., (the "GET Merger") a China-based electronics manufacturing services provider. We believe that the acquisition establishes Jabil as a leading EMS provider in China. The operations currently service customers in the computer peripherals, medical instruments, telephony, set-top box and consumer market industries. The transaction will be accounted for as a pooling of interests and, accordingly, our historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of GET Manufacturing, Inc.

         The EMS industry has experienced rapid growth over the past several years as an increasing number of OEMs have outsourced their manufacturing requirements. OEMs are turning to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, reduce their capital investment in manufacturing facilities, and achieve parallel manufacturing of the same product throughout the world. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

         We offer our customers complete turnkey EMS solutions that are responsive to their outsourcing needs. Our work cell business units are capable of providing:

         o integrated design and engineering services

         o component selection, sourcing and procurement

         o automated assembly

         o design and implementation of product testing

         o parallel global production

         o systems assembly and direct order fulfillment services

         o repair and warranty services

         We currently conduct our operations in facilities that are located in the United States, China, Italy, Malaysia, Mexico and Scotland. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

         Our principal executive offices are located at 10560 Ninth Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. Our website is located at www.jabil.com. Information contained in our website is not a part of this document.

EMS INDUSTRY BACKGROUND

         The EMS industry is comprised of companies that provide a range of manufacturing services for OEMs in the electronics industry. The EMS industry has experienced rapid growth over the past several years as an increasing number of OEMs have chosen an external manufacturing strategy. Industry sources estimate that the EMS industry has grown at an average annual rate of 25.0% from 1996 to 1999, while the leading EMS providers have grown at a faster rate over this same period. This growth has been impacted by OEMs divesting of internal manufacturing capacity. Factors driving OEMs to favor outsourcing to EMS providers include:

               o REDUCED PRODUCT COST. EMS providers are able to manufacture products at a reduced total cost to OEMs. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

               o ACCELERATED PRODUCT TIME-TO-MARKET AND TIME-TO-VOLUME. EMS providers are able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. EMS providers are also able to rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

               o ACCESS TO ADVANCED TECHNOLOGIES. Customers of EMS providers gain access to advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to-market and manufacturability of their products.

               o IMPROVED INVENTORY MANAGEMENT AND PURCHASING POWER. EMS providers are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of the operations and continuous interaction with the materials marketplace.

               o REDUCED CAPITAL INVESTMENT IN MANUFACTURING. OEMs are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing, and research and development. This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.

OUR STRATEGY

         We are focused on expanding our position as one of the leading global providers of electronic manufacturing services to major OEMs. To achieve this objective, we will continue implementing the following strategies:

         o ESTABLISH AND MAINTAIN LONG-TERM CUSTOMER RELATIONSHIPS. Our core strategy is to establish and maintain long-term relationships with leading electronics companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow and global manufacturing. Historically, we have derived a majority of our growth from existing customers. We focus on maintaining long-term relationships with our customers and seek to expand such relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

         o UTILIZE WORK CELL BUSINESS UNITS. Each of our work cell business units is dedicated to one customer and operates with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our work cell business units promote increased responsiveness to our customers' needs, particularly as a customer relationship grows to multiple production locations.

         o EXPAND PARALLEL GLOBAL PRODUCTION. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have expanded our existing Mexican facility, and as part of the GET Merger, acquired manufacturing operations in China and Mexico.

         o OFFER SYSTEMS ASSEMBLY AND DIRECT ORDER FULFILLMENT. Our systems assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. We offer these services at all of our manufacturing locations.

         o PURSUE SELECTIVE ACQUISITION OPPORTUNITIES. An increasing number of OEMs are divesting internal manufacturing operations to EMS providers. In many of these situations, the OEM enters into a customer relationship with the EMS provider. Our acquisition strategy is focused on obtaining from OEMs manufacturing operations with consistent growth and experienced management teams, and opportunities for long-term outsourcing relationships.

OUR APPROACH TO MANUFACTURING

         In order to achieve high levels of manufacturing performance, we have adopted the following approach:

         o WORK CELL BUSINESS UNITS. Each of our work cell business units is dedicated to one customer and is empowered to formulate strategies tailored to its customer's needs. Each work cell business unit has dedicated production lines consisting of equipment, production workers, supervisors and engineers. Work cell business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The work cell business unit approach enables us to grow incrementally without disrupting the operations of other work cell business units.

         o BUSINESS UNIT MANAGEMENT. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate on a worldwide basis all financial, manufacturing and engineering commitments for each of our customers that have both domestic and global production requirements. Jabil's Business Unit Management has the authority to develop customer relationships, make design strategy decisions and production commitments, establish pricing and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously, with responsibility for the development of customer relationships and direct profit and loss accountability for work cell business unit performance.

         o CONTINUOUS FLOW. We use a highly automated, "continuous flow" approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a "batch" approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing.

         o COMPUTER INTEGRATION. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor qualities are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. We believe our current legacy computer systems are Year 2000 compliant, and we are in the process of replacing them with a new Enterprise Resource Planning system, which we believe is also Year 2000 compliant. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See "--Technology."

         o SUPPLY CHAIN MANAGEMENT. We utilize an electronic commerce system/electronic data interchange ("EDI") with our customers and suppliers to implement a variety of supply chain management programs. Our customers utilize EDI supply chain management to share demand and product forecasts and deliver purchase orders. We use the EDI system with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

OUR DESIGN SERVICES

         We offer a full spectrum of value-added design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. During fiscal year 1999, approximately one-half of the products we shipped to our customers included Jabil designs. We offer the following design services:

         ELECTRONIC DESIGN. Our electronic design team provides electronic circuit design services including application specific integrated circuit design and firmware development. These services have been used to develop a variety of circuit designs for cellular telephone accessories, notebook and personal computers, radio frequency products, video set-top boxes, and automotive and consumer appliance controls.

         PRODUCTION DESIGN. Our production design team provides printed circuit board ("PCB") design and other related services. These services include PCB design services using advanced CAD/CAE tools, PCB design testing and verification services, and other consulting services, which include generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCB design. We believe that our production design services result in PCB designs that are optimized for manufacturability and cost and accelerate product time-to-market and time-to-volume production.

         INDUSTRIAL/MECHANICAL AND OTHER DESIGN SERVICES. Our industrial and mechanical design team often work with our customers to assist in designing the "look and feel" of the plastic and metal enclosures that house printed circuit board assemblies. In addition, from time to time we will procure additional design services from third parties to meet our customers' needs.

OUR SYSTEMS ASSEMBLY, TEST AND DIRECT ORDER FULFILLMENT SERVICES

         We offer systems assembly, test and direct order fulfillment services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher level sub-systems and systems incorporating multiple printed circuit boards. We maintain significant systems assembly capacity to meet the increasing demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the printed circuit boards, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to ensure that our products meet or exceed required customer specifications. We also offer direct order fulfillment services for delivery of final products we assemble for our customers.

OUR REPAIR AND WARRANTY SERVICES

         As an extension of our manufacturing model and an enhancement to our total global solution, we offer repair and warranty services to our customers from strategic logistics hub locations. We have the ability to service our OEM partners product following completion of the traditional manufacturing and fulfillment process.

TECHNOLOGY

         We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our research and development efforts, we intend to continue to offer our customers among the most advanced high volume, continuous flow manufacturing process technologies. These technologies include surface mount technology, tape automated bonding, ball grid array, chip scale packages, flip chip/direct chip attach, thin substrate processes, reflow solder of mixed technology circuit boards and other testing and emerging interconnect technologies. In addition to our research and development activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers.

RESEARCH AND DEVELOPMENT

         To meet our customers' increasingly sophisticated needs, we continually engage in research and development activities. The development and refinement of new manufacturing processes are performed primarily at our advanced engineering facility in San Jose, California. From time to time, we perform research and development related to new products on a project-by-project basis. Our research and development consists of design of the circuit board assembly, mechanical design and the related production design necessary to manufacture the circuit board assembly in the most cost-effective and reliable manner.

         For fiscal years 1997, 1998 and 1999, we expended $3.1 million, $3.8 million, and $4.1 million, respectively, on research and development activities. To date, substantially all of our research and development expenditures have related to internal research and development activities.

         In conjunction with the acquisition of the operations of the LaserJet Formatter Manufacturing Organization from Hewlett-Packard Company in August 1998, (the "HP Acquisition"), we recorded a charge of $6.5 million related to the write-off of in-process research and development. See Note 10 of Notes to Consolidated Financial Statements.

CUSTOMERS AND MARKETING

         Our core strategy is to establish and maintain long-term relationships with leading electronics companies in expanding industries with the size and growth characteristics that benefit from highly automated, continuous flow and global manufacturing. A small number of customers and industries have historically comprised a major portion of our net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to our customers who accounted for more than 10% of our net revenue in any respective period:


                                                                                     YEAR ENDED AUGUST 31
                                                                          ---------------------------------------------
                                                                          1997                 1998                1999
                                                                          ----                 ----                ----
Hewlett-Packard Company.......................................             15%                 10%                 25%
Cisco Systems Inc............................................              20%                 20%                 20%
3Com..........................................................             21%                 18%                  *
Quantum Corporation...........................................             10%                  *                   *

* less than 10% of net revenues

         Jabil's revenue was distributed over the following significant industries for the periods indicated:


                                                                                      YEAR ENDED AUGUST 31
                                                                           --------------------------------------------
                                                                           1997                1998                1999
                                                                           ----                ----                ----
Communications................................................             51%                 52%                  44%
Computer Peripherals..........................................             16%                 19%                  35%
Personal Computers............................................             21%                 16%                  11%
Automotive and other..........................................             12%                 13%                  10%
                                                                          ----                ----                 ----
                                                                          100%                100%                 100%
                                                                          ====                ====                 ====

         In fiscal years 1997, 1998 and 1999 fewer than 20 customers accounted for all of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or industries have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See "Factors Affecting Future Results--We Depend on a Limited Number of Customers" and Note 7 of Notes to Consolidated Financial Statements.

         Our principal source of new business is the expansion of existing customer relationships to include additional product lines and services, referrals and direct sales through our Business Unit Managers and Directors and executive staff. Our Business Unit Managers and Directors, supported by the executive staff, identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

INTERNATIONAL OPERATIONS

         A key element in our strategy is to provide localized production of global products produced for OEMs in the major consuming regions of North America, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing facilities in China, Italy, Malaysia, Mexico and Scotland.

         Our European facilities target existing European customers, North American customers having significant sales in Europe and potential European customers who meet our customer profile.

         Our Asian facilities, located in China and Malaysia, enable us to provide local manufacturing services to the Asian market in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers.

         See "Factors Affecting Future Results--Our International Operations May Be Subject to Certain Risks" and "Management's Discussion and Analysis of Financial Analysis of Financial Condition and Results of Operations."

COMPETITION

         The EMS industry is highly competitive. We compete against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Celestica, Inc., and Flextronics International. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than Jabil. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing to us.

         We believe that the primary basis of competition in our targeted markets are capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See "Factors Affecting Future Results--We are in a Highly Competitive Industry."

BACKLOG

         Our order backlog at August 31, 1999 was approximately $622 million, compared to backlog of $456 million at August 31, 1998. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not be successful in doing so. See "Factors Affecting Future Results--The Volume and Timing of Customer Sales May Vary."

COMPONENTS PROCUREMENT

         We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly of memory and logic devices. We cannot assure you that such shortfalls will not have a material adverse effect on our results of operations in the future. See "Factors Affecting Future Results--The Availability of the Manufacturing Components We Need May be Limited."

PROPRIETARY RIGHTS

         We regard our manufacturing processes and electronic designs as proprietary trade secrets and confidential information. To protect our proprietary rights, we rely largely upon a combination of trade secret laws; non-disclosure agreements with our customers, employees, and suppliers; our internal security systems; confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our trade secrets, misappropriation may still occur.

         We currently have five patents. However, we believe that the rapid pace of technological change makes patent protection less significant than such factors as the knowledge and experience of management and personnel and our ability to develop, enhance and market manufacturing services.

         We license some technology from third parties that we use in providing manufacturing services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant us non-exclusive, worldwide licenses with respect to the subject technology and terminate upon a material breach by us.

         We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties assert valid infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, or engage in costly litigation.

         We were named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants include suppliers, customers and competitors of ours. The complaint alleges that Jabil and the other defendants are each infringing upon as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The complaint seeks to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. We, along with several other defendants, jointly hired legal counsel to represent us in the litigation and filed an answer to the complaint denying the substantive allegations in the complaint and raising various affirmative defenses. Lemelson has offered to license the patents alleged to be infringed. Based on our understanding of the terms that Lemelson has made available to certain licensees, we believe that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on our results of operations or financial condition. We have not yet determined, however, whether to seek such a license, and we cannot assure you that, if sought, we would be offered the same or similar terms or that the ultimate resolution of this matter will not have a material adverse effect on us.

EMPLOYEES

         As of August 31, 1999, we had 6,554 full-time employees, compared to 5,311 full-time employees at August 31, 1998. In addition, approximately 6,000 employees have joined the company as a result of the EFTC Acquisition and the GET Merger. We believe our employee relations are good.

GEOGRAPHIC INFORMATION

         The information regarding revenue, operating profit, identifiable assets and export sales set forth in Note 7 of Notes to Consolidated Financial Statements, set forth elsewhere herein, is hereby incorporated by reference into this Part I, Item 1.

ENVIRONMENTAL

         We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we believe that we are currently in substantial compliance with all material environmental regulations, any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations.

ITEM 2. PROPERTIES

         We have manufacturing facilities located in the United States, China, Italy, Malaysia, Mexico and Scotland. A summary of building locations is as follows:

CURRENT FACILITIES


                                  Year                            Approximate
       Location                 Commenced      Owned/Leased     Square Footage       Description (1)
       --------                 ---------      ------------     --------------       ---------------
St. Petersburg, Florida           1988            Owned             110,000        High volume mfg.
St. Petersburg, Florida           1997            Owned             125,000        High volume mfg.
St. Petersburg, Florida           1997            Leased             91,000        Systems assembly
St. Petersburg, Florida           1997            Leased             27,000        Operations
St. Petersburg, Florida           1998            Leased             27,000        Office
St. Petersburg, Florida           1999            Owned              64,000        Corporate office
Auburn Hills, Michigan            1997            Leased             54,000        High volume mfg.
Auburn Hills, Michigan            1993            Owned             125,000        High volume mfg.
Auburn Hills, Michigan            1993            Leased             30,000        Warehouse
San Jose, California              1998            Leased            181,000        Volume & prototype
                                                                                      mfg., design
Boise, Idaho (2)                  1998            Leased            129,000        High volume mfg.
Tewksbury, Massachusetts          1999            Leased            217,000        High volume mfg.
Penang, Malaysia                  1997            Owned             150,000        High volume mfg.
Guadalajara, Mexico               1997            Owned             254,000        High volume mfg.
Livingston, Scotland              1997            Owned             130,000        High volume mfg.
Bergamo, Italy                    1998            Leased            102,000        High volume mfg.
Panyu, China                      1999            Owned             210,000        High volume mfg.
Shenzhen, China (3)               1999            Leased            435,000        High volume mfg.
Dan Shui, China (3)               1999            Leased            129,000        High volume mfg.
Tijuana, Mexico                   1999            Leased             63,000        High volume mfg.
Sheung Shui, Hong Kong            1999            Owned              95,000        Office, Warehouse
Oldsmar, Florida                  1999            Leased             45,000        Repair Services
Louisville, Kentucky              1999            Leased             40,000        Repair Services
Memphis, Tennessee                1999            Leased             80,000        Repair Services
Memphis, Tennessee                1999            Leased             75,000        Repair Services

(1) Our manufacturing facilities in China, Florida, Idaho, Italy, Malaysia, Mexico and Scotland are ISO-9002 certified, and our manufacturing facilities in Michigan are QS-9000 and ISO-9001 certified.

(2) We are currently constructing a high volume manufacturing facility, consisting of approximately 175,000 square feet, in Boise, Idaho to replace the facility we are currently leasing.

(3) Our manufacturing facilities in China are leased from joint venture partners.

ITEM 3. LEGAL PROCEEDINGS

         We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows. Jabil has been named as a defendant in a patent infringement lawsuit. See "Business-Proprietary Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to May 5, 1998, our common stock traded on the Nasdaq National Stock Market. Since that date, our common stock has traded on the New York Stock Exchange under the symbol "JBL." The following table sets forth the high and low closing sales prices per share for our common stock as reported on the New York Stock Exchange and the Nasdaq National Stock Market for the fiscal periods indicated. The table has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend to stockholders that was paid on February 18, 1999.


                                                                                     HIGH               LOW
                                                                                    ------             ------
           YEAR ENDED AUGUST 31, 1998
                First Quarter (September 1, 1997--November 30, 1997)                $36.00             $18.13
                Second Quarter (December 1, 1997--February 28, 1998)                $28.38             $14.75
                Third Quarter (March 1, 1998--May 31, 1998)                         $26.63             $14.94
                Fourth Quarter (June 1, 1998--August 31, 1998)                      $19.13             $11.50
           YEAR ENDED AUGUST 31, 1999
                First Quarter (September 1, 1998--November 30, 1998)                $29.25             $12.59
                Second Quarter (December 1, 1998--February 28, 1999)                $38.69             $29.75
                Third Quarter (March 1, 1999--May 31, 1999)                         $48.25             $31.94
                Fourth Quarter (June 1, 1999--August 31, 1999)                      $53.56             $36.63

         As of October 15, 1999, there were approximately 1,757 holders of record of our common stock.

         We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report. The information set forth below has not been restated to reflect the September 13, 1999 GET Merger which will be accounted for as a pooling of interests. Our historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of GET Manufacturing, Inc.


                                                                               YEARS ENDED AUGUST 31,
                                                      -----------------------------------------------------------------------
                                                        1995           1996         1997          1998                1999
                                                      --------       --------     --------     ----------          ----------
                                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF EARNINGS DATA:
Net revenue....................................       $559,474       $863,285     $978,102     $1,277,374          $2,000,346
  Cost of revenue..............................        523,338        790,311      857,245      1,115,647           1,772,735
                                                      --------       --------     --------     ----------          ----------
Gross profit...................................         36,136         72,974      120,857        161,727             227,611
  Selling, general and administrative..........         17,898         25,456       35,886         52,014              81,043
  Research and development.....................          1,819          2,112        3,117          3,784               4,114
  Amortization of intangibles..................             --             --           --             --               1,225
  Acquisition related charge...................             --             --           --         20,825                  --
                                                      --------       --------     --------     ----------          ----------
Operating income...............................         16,419         45,406       81,854         85,104 (1)         141,229
  Interest expense, net........................          6,347          7,333        1,612          3,124               1,692
                                                      --------       --------     --------     ----------          ----------
Income before income taxes.....................         10,072         38,073       80,242         81,980             139,537
  Income taxes.................................          2,792         13,724       27,745         25,047              48,063
                                                      --------       --------     --------     ----------          ----------

Net income.....................................        $ 7,280        $24,349      $52,497        $56,933 (1)         $91,474
                                                       =======        =======      =======        =======             =======
Earnings per share:
  Basic........................................        $  0.12        $  0.35      $  0.72        $  0.77             $  1.17
  Diluted......................................        $  0.12        $  0.34      $  0.68        $  0.74 (1)         $  1.12
Common shares used in the calculations of earnings
    per share:
  Basic........................................         58,356         68,916       72,599         74,249              78,253
  Diluted......................................         62,200         72,668       76,680         77,151              81,828


                                                                                     AUGUST 31,
                                                      -------------------------------------------------------------------
                                                        1995          1996          1997          1998             1999
                                                      --------     ---------     ---------      ---------       ---------
                                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..................................      $33,333     $ 115,758       $97,349      $ 100,284       $ 257,103
Total assets.....................................      280,961       299,940       405,903        523,327         920,651
Current installments of long-term obligations....       81,130         2,451         2,475          8,333           8,333
Notes payable and long-term obligations, excluding
  current installments...........................       27,932        58,371        50,000         81,667          33,333
Net stockholders' equity.........................      $59,595     $ 124,234     $ 181,485      $ 248,366       $ 545,832

---------------------

(1) In connection with the HP Acquisition, we recorded an acquisition-related charge of $20.8 million ($12.9 million after-tax). Operating income excluding this charge was $105.9 million. Net income excluding this charge was $69.8 million, and diluted earnings per share was $0.91.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this Annual Report on Form 10-K and in the documents we incorporate by reference herein. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are set forth in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Future Results" sections and elsewhere in this document.

         You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even though our situation will change in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

         Jabil is one of the leading worldwide independent providers of turnkey manufacturing services to electronics OEMs in the communications, computer peripherals, personal computer, automotive and consumer products industries. During the past several years, Jabil has experienced substantial growth in net revenue, operating income and net income. This growth, as well as the growth of the overall EMS industry, has been driven by the increasing number of electronics OEMs who are outsourcing their manufacturing requirements. We anticipate that this industry trend will continue during the next several years.

         We derive most of our net revenue under purchase orders from OEM customers. We recognize revenue, net of product return and warranty costs, typically at the time of product shipment. The volume and timing of orders placed by our customers vary due to several factors, including: variation in demand for our customers' products; our customers' inventory management; new product introductions and manufacturing strategy changes; and consolidations among our customers. Demand for our customers' products depends on, among other things, product life cycles, competitive conditions and general economic conditions.

         Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and provisions for excess and obsolete inventory adjustments. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials, excess scrap and inventory obsolescence, we periodically negotiate cost of materials adjustments with our customers.

         Net revenue from each product that we manufacture consists of a component based on the costs of materials in that product and a component based on the labor and manufacturing overhead allocation to that product. We refer to the portion of the sales price of a product that is based on labor and manufacturing overhead costs as "manufacturing-based revenue," and to the portion of the sales price of a product that is based on materials costs as "material-based revenue." Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically realize higher gross margins on manufacturing-based revenue than we do on materials-based revenue. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor costs and manufacturing overhead for that product.

         Our operating results are impacted by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. During periods of low volume production, we generally have idle capacity and reduced operating margins. As our capacity has grown during recent years, both through the construction of new "greenfield" facilities and the expansion of existing facilities, our selling, general and administrative expenses have increased to support this growth.

         We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in research and development of new technologies that apply generally to our operations. The expense of these research and development activities are reflected in the "Research and Development" line item in our Consolidated Financial Statements.

         An important element of our strategy is the expansion of our global production facilities. Substantially all of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United Sates are denominated in local currencies. We typically hedge these local currency costs through the purchase of foreign exchange contracts, the amount and cost of which have not been material.

         We continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations or financial condition. See Note 7 of Notes to Consolidated Financial Statements.

ACQUISITIONS

         On August 3, 1998, we acquired certain assets (primarily raw material inventory and property, plant and equipment) relating to the LaserJet Formatter Manufacturing Organization of Hewlett-Packard Company located in Bergamo, Italy and Boise, Idaho. The HP Acquisition price was approximately $80.0 million and was accounted for under the purchase method of accounting. The acquisition resulted in goodwill and other intangible assets of approximately $11.2 million, which are being amortized on a straight-line basis over ten years. The acquired assets were used by the Hewlett-Packard Company to manufacture printed circuit-board assemblies for the LaserJet printer division of Hewlett-Packard Company. Simultaneously with the HP Acquisition, we entered into a manufacturing agreement to continue to produce the printed circuit board assemblies being produced by the Hewlett-Packard Company operations in Bergamo and Boise.

         On September 1, 1999 we acquired the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services, Inc. will continue to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $28 million was paid in cash. The acquisition will be accounted for as a purchase.

           On September 13, 1999 we issued approximately 5.6 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider. The transaction will be accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of GET Manufacturing, Inc.

           During the past several years, an increasing number of OEMs have divested manufacturing operations to EMS providers. Acquisitions of such manufacturing assets have permitted EMS companies to increase their capacity and solidify relationships with OEMs. We believe attractive acquisition opportunities exist that will support the expansion of our global manufacturing capabilities as well as the establishment and maintenance of long-term customer relationships. We plan to continue a strategy of selectively acquiring the assets of OEMs with size and growth characteristics consistent with our customer profile.

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:


                                                                                      YEARS ENDED AUGUST 31,
                                                                                --------------------------------
                                                                                 1997          1998         1999
                                                                                -----         -----        -----
Net revenue...................................................                  100.0%        100.0%       100.0%
Cost of revenue...............................................                   87.6          87.3         88.6
                                                                                -----         -----        -----
Gross margin..................................................                   12.4          12.7         11.4
Selling, general and administrative...........................                    3.7           4.1          4.1
Research and development......................................                    0.3           0.3          0.2
Amortization of intangibles...................................                     --            --           --
Acquisition related charge....................................                     --           1.6           --
                                                                                -----         -----        -----
Operating income..............................................                    8.4           6.7          7.1
Interest (income) expense, net................................                    0.2           0.2          0.1
                                                                                -----         -----        -----
Income before income taxes....................................                    8.2           6.5          7.0
Income taxes..................................................                    2.8           2.0          2.4
                                                                                -----         -----        -----
Net income....................................................                    5.4%          4.5%         4.6%
                                                                                =====         =====        =====

FISCAL YEAR ENDED AUGUST 31, 1999 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1998

           NET REVENUE. Our net revenue increased 56.6% to $2.0 billion for fiscal year 1999, up from $1.3 billion in fiscal year 1998. The increase was primarily due to incremental revenue due to the HP Acquisition as well as increased production of communications products. Foreign source revenue represented 31% of our net revenue for fiscal year 1998 and 33% of net revenue for fiscal year 1999.

           GROSS PROFIT. Gross margin decreased to 11.4% in fiscal year 1999 from 12.7% in fiscal year 1998, reflecting a higher content of material-based revenue from the HP Acquisition and underutilization of assets in certain international factories.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $81.0 million (4.1% of net revenue) in fiscal year 1999 from $52.0 million (4.1% of net revenue) in fiscal year 1998. This increase was primarily due to continued increases in staffing and related departmental expenses at all the Jabil locations, including the acquired Hewlett-Packard Company sites, along with increases in information systems staff to support the expansion of our business.

           RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal year 1999 increased to $4.1 million (0.2% of net revenue) from $3.8 million (0.3% of net revenue) in fiscal year 1998 due to the expansion of electronic design activities.

           INTEREST EXPENSE, NET. Net Interest expense decreased to $1.7 million in fiscal year 1999, from $3.1 million in fiscal year 1998, primarily reflecting significantly reduced short-term borrowings and increased income on cash balances.

           INCOME TAXES. In fiscal year 1999, the effective tax rate increased to 34.4% from 30.6% in fiscal year 1998. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. See Note 5 of Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED AUGUST 31, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997

           NET REVENUE. Our net revenue increased 30.6% to $1.3 billion for fiscal year 1998, up from $978.1 million in fiscal year 1997. The increase was primarily a result of manufacturing services growth provided to existing and new customers. Foreign source revenue represented 31.0% of our net revenue for fiscal year 1998 and 30.0% of net revenue for fiscal year 1997.

           GROSS PROFIT. Gross margin increased to 12.7% in fiscal year 1998 from 12.4% in fiscal year 1997, reflecting an increase in manufacturing-based revenues and overall capacity utilization.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $52.0 million (4.1% of net revenue) in fiscal year 1998 from $35.9 million (3.7% of net revenue) in fiscal year 1997. This increase was primarily due to continued increases in staffing and related departmental expenses at our existing operations, new operations in Mexico, and acquired Hewlett-Packard Company sites, along with increases in information systems staff to support the expansion of our business in existing and new locations.

           RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal year 1998 increased to $3.8 million (0.3% of net revenue) from $3.1 million (0.3% of net revenue) in fiscal year 1997 reflecting an increase in design-based activity.

           ACQUISITION RELATED CHARGE. During the fourth quarter of fiscal year 1998, we completed the HP Acquisition and recorded a one-time acquisition-related charge of $20.8 million ($12.9 million after-tax) consisting of an in-process technology write-off of $6.5 million, work force related expenses of $10.0 million, and $4.3 million of other expenses.

           INTEREST EXPENSE, NET. Interest expense increased to $3.1 million in fiscal year 1998, from $1.6 million in fiscal year 1997, primarily reflecting interest expense on our Private Placement Debt, offset in part by interest income on cash balances.

           INCOME TAXES. In fiscal year 1998, the effective tax rate decreased to 30.6% from 34.6% in fiscal year 1997. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysian subsidiary. The Malaysian tax holiday is currently scheduled to expire on October 30, 2000.

QUARTERLY RESULTS

           The following table sets forth certain unaudited quarterly financial information for the 1998 and 1999 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments and an acquisition related charge which is discussed in Note 10 in the Notes to Consolidated Financial Statements) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.


                                                 FISCAL 1998                                        FISCAL 1999
                                 --------------------------------------------       ---------------------------------------------
                                 NOV. 30,    FEB. 28,     MAY 31,    AUG. 31,       NOV. 30,    FEB. 28,     MAY 31,     AUG. 31,
                                   1997        1998        1998        1998           1998        1999        1999        1999
                                 --------    --------    --------    --------       --------    --------    --------    ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue..................... $319,512    $330,688    $309,599    $317,575       $447,941    $493,363    $522,497    $536,545
  Cost of revenue...............  278,167     286,628     269,826     281,026        397,009     437,556     462,779     475,391
                                 --------    --------    --------    --------       --------    --------    --------    --------
Gross profit....................   41,345      44,060      39,773      36,549         50,932      55,807      59,718      61,154
  Selling, general and
    administrative..............   11,077      12,858      12,941      15,138         18,318      19,588      21,237      21,900
  Research and development......      912         879       1,065         928          1,066         989         952       1,107
Amortization of intangibles.....       --          --          --          --            357         294         287         287
Acquisition related charge (1)..       --          --          --      20,825             --          --          --          --
                                 --------    --------    --------    --------       --------    --------    --------    --------

Operating income (loss).........   29,356      30,323      25,767        (342)(1)     31,191      34,936      37,242      37,860
  Interest (income) expense, net      713       1,134         722         555          1,520       1,670        (301)     (1,197)
                                 --------    --------    --------    --------       --------    --------    --------    --------
Income  (loss) before income
  taxes.........................   28,643      29,189      25,045        (897)        29,671      33,266      37,543      39,057
   Income tax expense (benefit).    9,572       9,050       7,764      (1,339)        10,385      11,650      13,139      12,889
                                 --------    --------    --------    --------       --------    --------    --------    --------
Net income...................... $ 19,071    $ 20,139    $ 17,281    $    442 (1)   $ 19,286    $ 21,616    $ 24,404    $ 26,168
                                 ========    ========    ========    ========       ========    ========    ========    ========
Earnings per share:
Basic .......................... $   0.26    $   0.27    $   0.23    $   0.01       $   0.26    $   0.29    $   0.30    $   0.32
                                 ========    ========    ========    ========       ========    ========    ========    ========
Diluted......................... $   0.25    $   0.26    $   0.22    $   0.01 (1)   $   0.25    $   0.28    $   0.29    $   0.30
                                 ========    ========    ========    ========       ========    ========    ========    ========
Common shares used in the
calculations of earnings per
share:
Basic ..........................   74,038      74,161      74,333      74,466         74,565      74,848      81,441      82,157
                                 ========    ========    ========    ========       ========    ========    ========    ========
Diluted.........................   77,350      77,128      77,231      76,893         77,654      78,379      85,325      85,954
                                 ========    ========    ========    ========       ========    ========    ========    ========

           The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:


                                                    FISCAL 1998                                     FISCAL  1999
                                 ------------------------------------------------   -----------------------------------------------
                                 NOV. 30,      FEB. 28,     MAY 31,      AUG. 31,   NOV. 30,    FEB. 28,      MAY 31,      AUG. 31,
                                   1997         1998          1998         1998       1998        1999          1999         1999
                                 --------      -------      -------      --------   --------    --------      -------      --------
Net revenue.....................  100.0%       100.0%        100.0%       100.0%     100.0%      100.0%        100.0%       100.0%
  Cost of revenue...............   87.1         86.7          87.2         88.5       88.6        88.7          88.6         88.6
                                  -----        -----         -----        -----      -----       -----         -----        -----
Gross profit....................   12.9         13.3          12.8         11.5       11.4        11.3          11.4         11.4
  Selling, general and
    Administrative..............    3.4          3.9           4.2          4.7        4.1         3.9           4.0          4.0
Research and development........    0.3          0.3           0.3          0.3        0.2         0.2           0.2          0.2
Amortization of intangibles.....     --           --            --           --        0.1         0.1           0.1          0.1
Acquisition related charge......     --           --            --          6.6         --          --            --           --
                                  -----        -----         -----        -----      -----       -----         -----        -----
Operating income (loss).........    9.2          9.1           8.3         (0.1)(1)    7.0         7.1           7.1          7.1
Interest (income) expense, net..    0.2          0.3           0.2          0.2        0.4         0.3          (0.1)        (0.2)
                                  -----        -----         -----        -----      -----       -----         -----        -----
Income (loss) before income
  Taxes.........................    9.0          8.8           8.1         (0.3)       6.6         6.8           7.2          7.3
Income tax expense (benefit)....    3.0          2.7           2.5         (0.4)       2.3         2.4           2.5          2.4
                                  -----        -----         -----        -----      -----       -----         -----        -----
Net income .....................    6.0%         6.1%          5.6%         0.1%(1)    4.3%        4.4%          4.7%         4.9%
                                  =====        =====         =====        =====      =====       =====         =====        =====

--------------------------
(1) In connection with the HP Acquisition in the fourth quarter of fiscal year 1998, we recorded an acquisition-related charge of $20.8 million ($12.9 million after-tax). Operating income excluding this charge was $20.5 million (6.5% of net revenue). Net income excluding this charge was $13.4 million (4.2% of net revenue), and dilutive earnings per share was $0.17.

LIQUIDITY AND CAPITAL RESOURCES

           We have funded our operations from the proceeds of public equity offerings, private placement debt, borrowings on a revolving credit facility and cash generated from operations. In March 1999, we sold 6.9 million shares of our common stock which generated net proceeds of approximately $199 million.

           At August 31, 1999 our principal source of liquidity consisted of cash and short-term investments of $140.7 million and available borrowings under our credit facilities.

           Net cash provided by operating activities for the year ended August 31, 1999 was $107.3 million. This consisted primarily of $91.5 million of net income, $55.9 million of depreciation and amortization, $131.2 million of increases in accounts payable and accrued expenses, offset by $102.4 million of increases in accounts receivable and $68.4 million increases in inventories.

           Net cash used in investing activities of $174.3 million for the year ended August 31, 1999 was primarily a result of our capital expenditures for equipment and facilities in North America to support increased manufacturing activities in addition to purchases of short-term investments.

           Net cash provided by financing activities of $157.4 million for the year ended August 31, 1999 resulted primarily from $199 million in proceeds from our common stock offering, offset in part by the repayment of borrowings on our revolving credit facility and an installment of principal on our private placement debt. See Notes 4 and 6 of Notes to Consolidated Financial Statements.

           Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. In the event that we experience similar growth in the future, we may need to finance such growth and any corresponding working capital needs with additional borrowings under our revolving credit facility, as well as additional public and private offerings of our debt and equity.

           We believe that during fiscal year 2000, our capital expenditures will exceed $150 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings, and funds provided by operations, will be more than adequate to fund these capital expenditure and working capital requirements for fiscal 2000.

"YEAR 2000" READINESS

           We are continuing to actively take steps to ensure that our global information technology infrastructure and business system applications, manufacturing equipment and systems will be Year 2000 compliant. A global team, overseen by a corporate officer has implemented a proactive multi-phase approach, which includes assessing the scope of work, prioritizing, certifying compliance, and testing compliance.

           As of the end of fiscal 1999, approximately 99% of our equipment and systems were certified as Year 2000 compliant. We expect to complete Year 2000 compliance testing and verification by the fourth quarter of calendar year 1999.

           To offset potential impacts from unforeseen Year 2000 issues, every one of our plants has modified its previously established Business Contingency Plan to specifically address the Year 2000 rollover. Teams have been identified from all disciplines and will be available to support all plants. In preparation for the rollover, all plants will cease production prior to the holiday period, sequentially power down both IT and manufacturing machinery and equipment to a standby mode for the rollover. After the start of the New Year, we will sequentially power up all equipment, execute testing and verification in preparation for production continuation after the holiday period. This plan is designed to allow systems to be verified ready for operation. While it is impossible to say that all potential issues have been identified and planned for, this plan will permit sufficient time to resolve smaller issues if and when they arise.

           We are also seeking adequate assessments of Year 2000 compliance from our suppliers, customers, and other third parties with whom we conduct business. We have validated such third parties' Year 2000 representations where deemed appropriate, and have developed sourcing contingency plans in areas where we determined that these third parties' readiness is insufficient.

           We estimate that we will spend an additional $200,000 prior to December 31, 1999 to complete our Year 2000 compliance certification, testing and verification programs. We are unable to fully determine the effect of a failure of our own systems or those of third parties with whom we do business, but any significant failures could have a material adverse effect on our financial position, results of operations and cash flows. See "Factors Affecting Future Results - We May Experience Year 2000 Risks" below.

                        FACTORS AFFECTING FUTURE RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE

           Our annual and quarterly operating results are affected by a number of factors, including:

           o  the level and timing of customer orders

           o the composition of the costs of sales between materials and labor and manufacturing overhead

           o  price competition

           o  our level of experience in manufacturing a particular product

           o  the degree of automation used in our assembly process

           o the efficiencies achieved by us in managing inventories and fixed assets

           o  fluctuations in materials costs and availability of materials

           o the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor

The volume and timing of orders placed by our customers vary due to variation in demand for our customers' products, our customers' inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results."

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS

           For the fiscal year ended August 31, 1999, our three largest customers accounted for approximately 52.0% of our net revenue and fewer than 20 customers accounted for all of our net revenue. For the fiscal year ended August 31, 1999, Hewlett-Packard Company and Cisco Systems, Inc. accounted for approximately 25% and 20% of our net revenue, respectively. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our customers, or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers and Marketing."

THE VOLUME AND TIMING OF CUSTOMER SALES MAY VARY

           The volume and timing of sales to our customers may vary due to:

           o  variation in demand for our customers' products

           o  our customers' attempts to manage their inventory

           o  electronic design changes

           o  changes in our customers' manufacturing strategy

           o  acquisitions of or consolidations among customers

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers' business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Backlog."

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY

           The electronic manufacturing services business is highly competitive. We compete against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Celestica, Inc. and

Flextronics International. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development, and marketing resources than us. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing. See "Business--Competition."

OUR RAPID GROWTH MAY BE DIFFICULT TO MANAGE

           We have grown rapidly. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See "Selected Consolidated Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE MAY EXPERIENCE RISKS RELATING TO OUR COMPUTER INTEGRATION

           We are in the process of installing a new Enterprise Resource Planning system that will replace the current Manufacturing Resource Planning system and financial information systems. Any delay in the implementation of these new information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost. See "--We May Experience Year 2000 Risks."

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS

           We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including:

           o Financial risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; and (5) possible adverse tax and accounting effects.

           o Operating risks, such as (1) the diversion of management's attention to the assimilation of the businesses to be acquired;
              (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; and (5) unforeseen difficulties in the acquired operations.

THE AVAILABILITY OF THE MANUFACTURING COMPONENTS WE NEED MAY BE LIMITED

           Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such repricings or, if such repricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devices. Such circumstances have produced significant levels of short-term interruption of our operations, and may have a material adverse effect on our results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Components Procurement."

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO CERTAIN RISKS

           We derived 33% of our revenues from international operations in fiscal year 1999. We currently operate outside the United States in Dan Shui, Panyu, and Shenzhen, China; Bergamo, Italy; Penang, Malaysia; Guadalajara and Tijuana, Mexico; and Livingston, Scotland. Our international operations may be subject to a number of risks, including:

           o  difficulties in staffing and managing foreign operations

           o  political and economic instability

           o  unexpected changes in regulatory requirements and laws

           o longer customer payment cycles and difficulty collecting accounts receivable export duties, import controls and trade barriers (including quotas)

           o governmental restrictions on the transfer of funds to us from our operations outside the United States

           o burdens of complying with a wide variety of foreign laws and labor practices

           o fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses

           o inability to utilize net-operating losses incurred by our foreign operations to reduce our U.S. income taxes

           In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See "Management's Discussion and Analysis of Financial Condition and Result of Operations--Liquidity and Capital Resources."

WE DEPEND ON KEY PERSONNEL

           Our continued success depends largely on the efforts and skills of our key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on us. We do not have employment agreements or noncompetition agreements with our key employees.

WE MAY EXPERIENCE YEAR 2000 RISKS

           Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. We are actively taking steps to ensure that our global information technology infrastructure and business system applications, manufacturing equipment and systems will be Year 2000 compliant. We are also seeking adequate assurances of Year 2000 compliance from our suppliers, customers, and other third parties with whom we conduct business. We have spent approximately $1.5 million to date, and intend to spend an additional $200,000 by December 31, 1999, to address any Year 2000 issues. However, we cannot assure you that our efforts are appropriate, adequate or complete. Based on our assessment of Year 2000 issues, we may face the following concerns:

           o We believe our current legacy computer systems are Year 2000 compliant, and we are in the process of replacing them with a new Enterprise Resource Planning system, which we believe is also Year 2000 compliant. As a result of our acquisition efforts, we now foresee a continuing effort to integrate and consolidate acquired systems into our Enterprise Resource Planning System. This process will continue throughout calendar year 2000. Any significant failure of these systems could have a material adverse effect on our financial position, results of operations and cash flows.

           o We have made recent acquisitions and plan to continue to pursue additional acquisitions. In this regard, we may acquire a business with a significant risk from Year 2000 issues.

           o Our business operations utilize an electronic commerce system/electronic data interchange with suppliers and customers to implement a variety of supply chain management programs. While we are actively seeking assurances of Year 2000 compliance from our suppliers and customers, the failure by any one of these third parties to address Year 2000 issues could result in our temporary inability to process these supply chain management programs with such third parties.

           As a result of these Year 2000 issues, we may suffer the following consequences:

           o We may experience a significant number of operational inconveniences and inefficiencies that may divert our time, attention and financial and human resources from our ordinary business activities.

           o We may suffer serious system failures that may require significant efforts by us or our suppliers, customers, and other third parties, to prevent or alleviate material business disruptions.

           o We may experience a significant loss of revenues or incur a significant amount of unanticipated expenses.

WE MUST MAINTAIN OUR TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE

           The market for our manufacturing services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide manufacturing services which meet our customers' changing needs, maintain technological leadership, and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot assure you that our process development efforts will be successful. See "Business--Technology" and "--Research and Development."

WE ARE SUBJECT TO A VARIETY OF ENVIRONMENTAL LAW COMPLIANCE RESPONSIBILITIES

           We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. If we fail to comply with any present and future regulations, we could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

CERTAIN EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL

           Our executive officers, directors and principal stockholders and their affiliates collectively beneficially own 30.7% of our outstanding common stock, of which William D. Morean beneficially owns 25.4%. As a result, our executive officers, directors, principal stockholders and their affiliates have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

OUR STOCK PRICE MAY BE VOLATILE

           Our common stock is traded on the New York Stock Exchange. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in the contract manufacturing, communications, computer peripherals, personal computer, automotive or consumer products industries. Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW MAY HAVE CERTAIN ANTI-TAKEOVER EFFECTS

           The Corporation Law of the State of Delaware and our certificate of incorporation and bylaws each contain certain provisions which may, in effect, discourage, delay or prevent a change of control of Jabil or unsolicited acquisition proposals from taking place.

WE ARE SENSITIVE TO CHANGES IN INTEREST RATES

           We pay interest on outstanding borrowings under our $225.0 million revolving credit facility at interest rates that fluctuate based upon changes in various base interest rates. As of August 31, 1999, we did not have outstanding borrowings under our revolving credit facility. An adverse change in the base rates upon which our interest rate is determined could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Factors Affecting Future Results - The Availability of the Manufacturing Components We Need May be Limited," "-Our International Operations May be Subject to Certain Risks", and "-We Are Sensitive to Changes in Interest Rates."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Certain information required by this item is included in Item 7 of
Part II of this Report under the heading "Quarterly Results" and is incorporated into this item by reference. All other information required by this item is included in Item 14 of Part IV of this Report and is incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information regarding our directors is incorporated by reference to the information set forth under the caption "Proposal No. 1: Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year ended August 31, 1999.

           Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Other Information-- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year ended August 31, 1999.

EXECUTIVE OFFICERS OF THE COMPANY

           Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each excutive officer is a full-time employee of the Company. There are no family relationships among the officers and directors of the Company.

              WILLIAM D. MOREAN (age 43) has served as Chief Executive Officer and Chairman of the Board since 1988 and as a director since 1978. Morean joined the Company in 1977 and assumed management of day-to-day operations the following year. Prior to serving as Chief Executive Officer and Chairman of the Board, Morean served as President and Vice President and held various operating positions. Morean attended Western Michigan University, where he studied aviation.

              THOMAS A. SANSONE (age 50) was elected Vice Chairman in January 1999. He has served as a director since 1983. Sansone joined the Company in 1983 as Vice President was promoted to President in 1988. Prior to joining Jabil, Sansone was a practicing attorney. He holds a B.A. in Business Administration from Hillsdale College, a J.D. from Detroit College of Law and an LL.M in taxation from New York University.

              TIMOTHY L. MAIN (age 41) was named President of the Company in January 1999 and a director of the Company in October 1999. He previously served as Senior Vice President, Business Development. Main joined the Company in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989 and to Vice President Business Development in May 1991. Prior to joining the Company, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and an MIM from the American Graduate School of International Management (Thunderbird).

              RONALD J. RAPP (age 46) was named Senior Vice President, Operational Development in January 1999. He served as a director from September 1988 to October 1999. Rapp joined the Company in 1983 as Controller, was promoted in 1984 to Treasurer, to CFO in 1988 and to Executive Vice President, Operations in 1996. Prior to joining Jabil, Rapp was the Corporate Controller for Van Pelt Corporation, a wholesale distributor of steel tubing products. Before joining Van Pelt, Rapp was a certified public accountant with the accounting firm of Ernst & Ernst. Rapp holds a B.A. in accounting from Ferris State University.

              CHRIS LEWIS (age 39) joined Jabil as Treasurer in June 1995 and was promoted to Chief Financial Officer in August 1996. From July 1989 to May 1995, Lewis was U.S. Controller of

              Peek PLC, a high technology manufacturing group. Prior to July 1989, Lewis was a CPA with the accounting firm of KPMG Peat Marwick. Lewis holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

              ROBERT L. PAVER (age 43) joined Jabil Circuit as General Counsel in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Fla. He has served as an adjunct professor of law at Stetson University College of Law since 1985. Paver holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

              MARK MONDELLO (age 35) was promoted to Senior Vice President, Business Development in January 1999. He joined Jabil Circuit in 1992 as Production Line Supervisor, was promoted to Project Manager in 1993 and to Vice President, Business Development in 1997. Prior to Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. Mondello holds a B.S. in Mechanical Engineering from the University of South Florida.

              WESLEY "BUTCH" EDWARDS (age 46) was named Senior Vice President, Operations in August 1996 after serving as Vice President, Operations since May 1994. Edwards joined the Company as Manufacturing Manager of its Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. He holds an M.B.A. from the University of Florida.

              PAUL BITTNER (age 54) has been Vice President, Advanced Engineering since January 1992. Bittner joined the Company in 1986 as Manufacturing Engineering Manager, was promoted to Director of Manufacturing Engineering in April 1987, and was promoted to Vice President, Manufacturing Engineering, in June 1988. Prior to joining Jabil, Bittner held various positions with United Technologies Automotive Electronics Group.

              RANDON HAIGHT (age 49) has served as Vice President, Business Development Europe since May 1992. Haight joined the Company as a Project Manager in July 1989. Prior to joining Jabil, Haight was the President of Cardinal Automotive, an automobile customizer from 1987 to July 1989. Before joining Cardinal Automotive, Haight was a group Manager at Terry Barr Sales, Inc., a manufacturers' representative to the automotive industry. He holds a B.A. in Liberal Arts from Hillsdale College and an M.A. from Eastern Michigan University.

              BETH A. WALTERS (age 39) was named Vice President, Communications in November 1998. She joined Jabil in 1992 as Marketing Communications Manager and was promoted to Director of Communications in 1994. Prior to joining Jabil, Walters owned a marketing communications firm and served in a variety of public relations positions with advertising and public relations agencies. She holds a B.S. in Political Science from American University in Washington, DC and an M.A. in Political Science from the University of Hawaii.

              SCOTT D. BROWN (age 37) was named Vice President, Corporate Development in September 1997. He joined Jabil Circuit as a Project Manager in November 1988 and served in that capacity through August 1997. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. Brown holds a B.S. in Economics from the University of Michigan.

              JEFFREY J. LUMETTA (age 36) was named Vice President, Design Services in November 1996. Lumetta joined the Company in 1986 as a Design Engineer, and was promoted to Manager, Design Engineering at the Florida facility in 1994. Lumetta holds a B.S. in Electrical Engineering from Michigan Technological University.

              MICHAEL F. WARD (age 48) joined Jabil Circuit in 1993 as plant operations manager and helped establish Jabil's first international greenfield site in Livingston, Scotland. He was promoted to his current position of VP, Information Technology in May 1998. Prior to Jabil, Ward held various positions at Seagate Technology, Honeywell and Burroughs Machines. Ward earned degrees in Electronic and Electrical Engineering and Mechanical Engineering from Bell College of Technology Hamilton, Scotland.

              WILLIAM E. PETERS (age 36) was named Vice President, Operations in January, 1999. Peters was hired by Jabil in 1990 as a buyer and was promoted to Purchasing Manager soon after. In 1993, he was promoted to Operations Manager for the Michigan facility. Prior to joining Jabil, Peters was a Financial Analyst for Electronic Data Systems. Peters earned a B.A. in Economics from Michigan State University.

              FRANK KRAJCIROVIC (age 51) has been Vice President, Quality Control since June 1988. Krajcirovic joined the Company in 1982 as a Quality Engineer. He was promoted to Manager of Quality in 1983 and to Director of Quality in September 1987. Prior to joining Jabil, Krajcirovic held various reliability engineering positions with Massey Ferguson, Inc., a farm equipment manufacturer and Fundimensions, Inc., Lionel Division, a toy manufacturer. He holds a B.S. in Electrical Engineering from the City of Brno College, Czechoslovakia.

              ROLAND J. BURKE (age 56) joined Jabil in 1995 as the Operations Manager, overseeing the Florida manufacturing facilities. He remained in this position until April 1998, when he was promoted to his current position, Vice President, Supply Chain Management. Previously, Burke held executive positions at Conner Peripherals, Cipher Data, Archive Corp. and Irwin Magnetics. He holds a Bachelor's degree from Oakland University in Rochester, Michigan.

              FORBES I.J. ALEXANDER (age 39) was named Treasurer in November 1996. Alexander joined the company in 1993 as Controller of the company's Scottish operation and was promoted to Assistant Treasurer in April 1996. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Chartered Management Accountant. He holds a B.A. in Accounting from Dundee College, Scotland.

              J. PATRICK REDMOND (age 39) was promoted to Controller of Jabil in July 1999. Redmond joined the Company in May 1995 as Plant Controller for the Florida campus and later became Plant Controller for the Scotland facility. Prior to joining Jabil, Redmond was Plant Controller for Loral Data Systems and has held a variety of financial and business management positions at Loral and previously, at Schlumberger. Redmond obtained a B.A. in accounting from the University of South Florida.

ITEM 11. EXECUTIVE COMPENSATION

           Information regarding executive compensation is incorporated by reference to the information set forth under the captions "Proposal No. 1:
Election of Directors - "Compensation of Directors" and "Executive Officer Compensation" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information -- Share Ownership by Principal Stockholders and Management" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

         1. Financial Statements. The consolidated financial statements, and related notes thereto, of the Company with independent auditors' report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 31 of this report.

         2. Financial Statement Schedule. The financial statement schedule of the Company is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 31 of this report. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

             Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.  Exhibits. See Item 14(c) below.

(b) Reports on Form 8-K. We filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended August 31, 1999. Subsequent to year end, we filed a Current Report on Form 8-K on September 28, 1999 reporting the completion of the acquisition of 100 percent of the voting common stock of GET Manufacturing, Inc. See Note 10 of Notes to Consolidated Financial Statements.

(c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

(d) Financial Statement Schedules. See Item 14(a) above.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report...............................................................................    32

Consolidated Financial Statements:

     Consolidated Balance Sheets--August 31, 1998 and 1999.................................................    33

     Consolidated Statements of Earnings--Years ended August 31, 1997,
        1998, and 1999.....................................................................................    34

     Consolidated Statements of Stockholders' Equity--Years ended
        August 31, 1997, 1998, and 1999....................................................................    35

     Consolidated Statements of Cash Flows--Years ended August 31, 1997,
        1998, and 1999.....................................................................................    36

     Notes to Consolidated Financial Statements............................................................    37

 Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts.......................................................   S-5

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               /s/ KPMG LLP
                                                               ------------



St. Petersburg, Florida
September 15, 1999

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                                     AUGUST 31,
                                                                               ---------------------
                                                                                  1998        1999
                                                                               --------     --------
                                         ASSETS
Current assets:
  Cash and cash equivalents ..............................................     $ 23,139     $113,556
  Short term investments (note 1) ........................................           --       27,176
  Accounts receivable, less allowance for doubtful accounts of $3,079
     in 1998 and $3,780 in 1999 (note 7) .................................      126,276      228,631
  Inventories (note 2) ...................................................      123,097      191,482
  Prepaid expenses and other current assets ..............................        1,772       14,401
  Deferred income taxes (note 5) .........................................       12,719       12,654
                                                                               --------     --------
     Total current assets ................................................      287,003      587,900
Property, plant and equipment, net (note 3) ..............................      224,680      314,282
Other assets .............................................................       11,644       18,469
                                                                               --------     --------
                                                                               $523,327     $920,651
                                                                               ========     ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 4) ........................     $  8,333     $  8,333
  Accounts payable .......................................................      132,601      263,314
  Accrued compensation and employee benefits .............................       19,716       24,246
  Other accrued expenses .................................................       20,744       16,027
  Income taxes payable ...................................................        5,325       18,877
                                                                               --------     --------
     Total current liabilities ...........................................      186,719      330,797
Note payable and long-term debt, less current installments (note 4) ......       81,667       33,333
Deferred income taxes (note 5) ...........................................        4,348        8,891
Deferred grant revenue ...................................................        2,227        1,798
                                                                               --------     --------
     Total liabilities ...................................................      274,961      374,819
                                                                               --------     --------
Stockholders' equity (notes 1 and 6):
  Preferred stock, $.001 par value, authorized 1,000,000 shares; no shares
     issued and outstanding ..............................................           --           --
  Common stock, $.001 par value, authorized 120,000,000 shares;
     issued and outstanding, 74,536,850 shares in 1998, and
       82,227,444 in 1999 ................................................           75           82
  Additional paid-in capital .............................................       71,542      277,527
  Retained earnings ......................................................      176,749      268,223
                                                                               --------     --------
     Total stockholders' equity ..........................................      248,366      545,832
                                                                               --------     --------
Commitments and contingencies (note 9) ...................................     $523,327     $920,651
                                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                                           YEARS ENDED AUGUST 31,
                                                                  ----------------------------------------
                                                                     1997           1998           1999
                                                                  ----------     ----------     ----------
Net revenue (note 7) ........................................     $  978,102     $1,277,374     $2,000,346
Cost of revenue .............................................        857,245      1,115,647      1,772,735
                                                                  ----------     ----------     ----------
Gross profit ................................................        120,857        161,727        227,611
Operating expenses:
Selling, general and administrative.. .......................         35,886         52,014         81,043
Research and development ....................................          3,117          3,784          4,114
Amortization of intangibles .................................             --             --          1,225
Acquisition-related charge (note 10) ........................             --         20,825             --
                                                                  ----------     ----------     ----------
Operating income ............................................         81,854         85,104        141,229
Interest expense, net .......................................          1,612          3,124          1,692
                                                                  ----------     ----------     ----------
Income before income taxes ..................................         80,242         81,980        139,537
Income taxes (note 5) .......................................         27,745         25,047         48,063
                                                                  ----------     ----------     ----------
Net income ..................................................     $   52,497     $   56,933     $   91,474
                                                                  ==========     ==========     ==========
Earnings per share:
  Basic .....................................................     $     0.72     $     0.77     $     1.17
                                                                  ==========     ==========     ==========
  Diluted ...................................................     $     0.68     $     0.74     $     1.12
                                                                  ==========     ==========     ==========
Common shares used in the calculations of earnings per share:
  Basic .....................................................         72,599         74,249         78,253
                                                                  ==========     ==========     ==========
  Diluted ...................................................         76,680         77,151         81,828
                                                                  ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                           COMMON STOCK                                                UNEARNED
                                    --------------------------        ADDITIONAL                     COMPENSATION        NET
                                       SHARES                          PAID-IN        RETAINED       FROM GRANT OF   STOCKHOLDERS'
                                    OUTSTANDING      PAR VALUE         CAPITAL        EARNINGS       STOCK OPTION       EQUITY
                                    -----------      ---------        ----------      --------       -------------   -------------
Balance at August 31, 1996.......    71,192,892          $71           $ 56,871       $ 67,319           $ (27)        $124,234

Exercise of stock options........     2,530,020            3              2,384             --              --            2,387

Amortization of unearned
  compensation...................            --           --                 --             --              27               27

Shares issued under Employee
  Stock Purchase Plan ...........       277,272           --              1,237             --              --            1,237

Tax benefit of options exercised.            --           --              1,103             --              --            1,103

Net income.......................            --           --                 --         52,497              --           52,497
                                     ----------          ---           --------       --------           -----         --------
Balance at August 31, 1997.......    74,000,184          $74           $ 61,595       $119,816           $  --         $181,485

Exercise of stock options........       384,780            1                513             --              --              514

Shares issued under Employee
  Stock Purchase Plan ...........       151,886           --              2,320             --              --            2,320

Tax benefit of options exercised             --           --              7,114             --              --            7,114

Net income.......................            --           --                 --         56,933              --           56,933
                                     ----------          ---           --------       --------           -----         --------
Balance at August 31, 1998.......    74,536,850          $75           $ 71,542       $176,749           $  --         $248,366

Exercise of stock options........       553,340           --              2,117             --              --            2,117

Shares issued under Employee
  Stock Purchase Plan ...........       237,254           --              4,611             --              --            4,611

Tax benefit of options exercised             --           --                657             --              --              657

Secondary Public Offering, net
  of expenses....................     6,900,000            7            198,600             --              --          198,607

Net income.......................            --           --                 --         91,474              --           91,474
                                     ----------          ---           --------       --------           -----         --------
Balance at August 31, 1999.......    82,227,444          $82           $277,527       $268,223           $  --         $545,832
                                     ==========          ===           ========       ========           =====         ========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             YEARS ENDED AUGUST 31,
                                                                                    ---------------------------------------
                                                                                       1997           1998           1999
                                                                                    ---------      ---------      ---------
Cash flows from operating activities:
  Net income ..................................................................     $  52,497      $  56,933      $  91,474
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization ...............................................        24,924         35,702         55,978
  Recognition of grant revenue ................................................        (1,705)          (827)          (825)
  Deferred income taxes .......................................................        (1,840)        (5,443)         4,608
  Loss (gain) on sale of property .............................................          (275)           160          2,755
  Acquisition related in-process research and development charge ..............            --          6,500             --
  Change in operating assets and liabilities, exclusive of net assets acquired:
     Accounts receivable ......................................................       (32,148)        (9,289)      (102,355)
     Inventories ..............................................................       (31,318)        10,566        (68,385)
     Prepaid expenses and other current assets ................................          (436)         2,776        (12,629)
     Other assets .............................................................         1,513         (2,828)        (8,050)
     Accounts payable and accrued expenses ....................................        56,838          5,059        131,183
     Income taxes payable .....................................................         1,310           (861)        13,552
                                                                                    ---------      ---------      ---------
     Net cash  provided by operating activities ...............................        69,360         98,448        107,306
                                                                                    ---------      ---------      ---------
Cash flows from investing activities:
  Net cash paid for net assets acquired .......................................            --        (64,990)            --
  Purchases of investments ....................................................            --             --        (27,176)
  Acquisition of property, plant and equipment ................................       (93,805)       (99,782)      (150,120)
  Proceeds from sale of property and equipment ................................           368          2,698          3,011
                                                                                    ---------      ---------      ---------
     Net cash used in investing activities ....................................       (93,437)      (162,074)      (174,285)
                                                                                    ---------      ---------      ---------
Cash flows from financing activities:
  Proceeds from (payments of) long-term debt and capital lease obligations ....        (8,347)        37,525        (48,334)
  Net proceeds from issuance of common stock ..................................         3,624          2,834        205,335
  Proceeds from grants ........................................................           938            949            395
                                                                                    ---------      ---------      ---------
     Net cash provided by (used in) financing activities ......................        (3,785)        41,308        157,396
                                                                                    ---------      ---------      ---------
  Net increase (decrease) in cash and cash equivalents ........................       (27,862)       (22,318)        90,417
Cash and cash equivalents at beginning of period ..............................        73,319         45,457         23,139
                                                                                    ---------      ---------      ---------
Cash and cash equivalents at end of period ....................................     $  45,457      $  23,139      $ 113,556
                                                                                    =========      =========      =========
Supplemental disclosure information:
  Interest paid ...............................................................     $   4,707      $   5,135      $   5,493
                                                                                    =========      =========      =========
  Income taxes paid, net of refunds received ..................................     $  29,378      $  31,351      $  29,903
                                                                                    =========      =========      =========
  Tax benefit of options exercised ............................................     $   1,103      $   7,114      $     657
                                                                                    =========      =========      =========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, peripherals, consumer and automotive industries. The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in North America, Europe and Asia.

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

           As discussed in Note 10, subsequent to August 31, 1999 the Company completed a merger which will be accounted for as a pooling of interests in fiscal 2000. The accompanying consolidated financial statements do not reflect the impact of this transaction.

        b. REVENUE RECOGNITION

           The Company typically recognizes revenue at the time of product shipment. Such revenue is recorded net of estimated product return and warranty costs. At August 31, 1998 and 1999, such estimated amounts for returns and warranties are not considered material.

           In connection with the August 3, 1998 acquisition of the net assets of Hewlett-Packard Company ("HP") laser printer operations, the Company entered into an agreement with HP to produce laser printer component products. During the first year of the agreement, the Company received compensation for available capacity, as well as compensation for the raw material content of actual units produced. The available capacity compensation was recorded on a units produced basis. The agreement for compensation for available capacity expired in August 1999 and has been replaced with a unit pricing agreement similar to the Company's other contracts.

        c. ACCOUNTING ESTIMATES

           Management is required to make estimates and assumptions during the preparation of the consolidated financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amounts of net income. Actual results could differ materially from these estimates and assumptions.

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

        f. CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

           The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds and commercial paper with original maturities of 90 days or less. At August 31, 1998 and 1999 cash equivalents totaled approximately $0 and $67.2 million, respectively. Short term investments include corporate and governmental debt securities which are classified as available-for-sale and are reported at fair market value in accordance with Statement of Financial Accounting Standards 115, Accounting for Certain Investments in Debt and Equity Securities. As of August 31, 1999, the fair value of the Company's investments in corporate and governmental debt securities approximated amortized cost and as a result, unrealized holding gains and losses were insignificant.

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

        i. PROFIT SHARING AND 401(K) PLAN

           The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. In addition, the Company provides retirement benefits to its domestic employees through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the region in which it operates. Company contributions are at the discretion of the Company's Board of Directors. The Company contributed approximately $4.5 million, $6.3 million, and $11.2 million for the years ended August 31, 1997, 1998, and 1999, respectively.

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


                                                                  Fiscal Year Ended
                                                       ------------------------------------------
                                                       August 31,      August 31,      August 31,
                                                          1997            1998            1999
                                                       ----------      ----------      ----------
                                                          (In thousands except per share data)
Numerator:
Net income                                              $52,497         $56,933         $91,474
                                                        =======         =======         =======
Denominator:
Weighted average shares outstanding - Basic              72,599          74,249          78,253
Employee stock options and other                          4,081           2,902           3,575
                                                        -------         -------         -------
  Weighted average shares outstanding - Diluted          76,680          77,151          81,828
                                                        =======         =======         =======
Earnings per common share:
    Basic                                               $  0.72         $  0.77         $  1.17
                                                        =======         =======         =======
    Diluted                                             $  0.68         $  0.74         $  1.12
                                                        =======         =======         =======

           For the years ended August 31, 1997, 1998 and 1999, options to purchase 212,000, 80,000, and 3,109 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

        l. COMPREHENSIVE INCOME

           Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. During the years ended August 31, 1997, 1998 and 1999 comprehensive income as defined by Statement 130 was equal to net income as shown in the accompanying Consolidated Statement of Earnings.

        m. STOCK BASED COMPENSATION

           Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (Statement 123), which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, Statement 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options granted in fiscal 1996 and subsequent years as if the fair value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by Statement 123.

        n. STOCK SPLIT

           On June 17, 1997 and on January 29, 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock. Per share information in the accompanying consolidated financial statements and notes has been adjusted to reflect the impact of the common stock splits for all periods presented.

        o. INTANGIBLE ASSETS

           Intangible assets are comprised of goodwill and other intellectual property. Intangible assets, aggregating approximately $10.0 million, net of $1.2 million of amortization, as of August 31, 1999, are classified as a component of other assets in the accompanying consolidated balance sheets. Such amounts are amortized over a ten-year period.

        p. IMPAIRMENT OF LONG-LIVED ASSETS

           The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows of the acquired operation. The amount of enterprise level goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. To date, no adjustments to the carrying value of the Company's long-lived assets have been required.

2. INVENTORIES

           Inventories consist of the following (in thousands):


                                                              AUGUST 31,
                                                      -------------------------
                                                        1998             1999
                                                      --------         --------
Raw materials ...............................         $101,319         $133,616
Work in process .............................           15,955           21,625
Finished goods ..............................            5,823           36,241
                                                      --------         --------
                                                      $123,097         $191,482
                                                      ========         ========

3. PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment consists of the following (in thousands):


                                                                AUGUST 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
Land and improvements .............................      $ 13,679      $ 19,459
Buildings .........................................        58,382        74,550
Leasehold improvements ............................         4,988         4,691
Machinery and equipment ...........................       186,747       265,861
Furniture, fixtures and office equipment ..........         9,990        13,418
Computer equipment ................................        23,039        55,400
Transportation equipment ..........................         3,884         4,044
Construction in progress ..........................        23,627        18,688
                                                         --------      --------
                                                          324,336       456,111
Less accumulated depreciation and amortization ....        99,656       141,829
                                                         --------      --------
                                                         $224,680      $314,282
                                                         ========      ========

           During the year ended August 31, 1999, the Company completed an expansion of its manufacturing facility in Guadalajara, Mexico. During the years ended August 31, 1997, 1998 and 1999, the Company capitalized approximately $120,000, $83,000 and $0, respectively, in interest related to the constructed facilities.

           Maintenance and repairs expense was approximately $5.2 million $9.3 million, and $9.7 million for the years ended August 31, 1997, 1998, and 1999, respectively.

4. NOTES PAYABLE AND LONG-TERM DEBT

           Notes Payable and Long-term debt consists of the following (in thousands):


                                                                            AUGUST 31,
                                                                      --------------------
                                                                        1998         1999
                                                                      -------      -------
Term loans (a) .................................................      $50,000      $41,666
Borrowings under revolving credit facility (b) .................       40,000           --
Total notes payable and long-term debt .........................       90,000       41,666
Less current installments of long-term debt ....................        8,333        8,333
                                                                      -------      -------
Notes payable and long-term debt, less current installments ....      $81,667      $33,333
                                                                      =======      =======

(a) In May 1996, the Company completed a private placement of $50,000,000 Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments which began May 30, 1999.

(b) In August 1998, the Company renegotiated its unsecured line of credit facility and established a $225 million unsecured revolving credit facility with a syndicate of banks ("Revolver"). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks' prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a factor of .625% to 1.00% depending on the Company's funded debt to total capitalization ratios. The Company pays a commitment fee on the unused portion of the Revolver at .20% to .25% depending on the Company's funded debt to total capitalization ratios. The renegotiated Revolver expires on August 3, 2001 and outstanding borrowings are then due and payable. As of August 31, 1999, there were no borrowings outstanding under the Revolver and $225 million of the facility was available. As of August 31, 1998, there were $40 million in borrowings outstanding under the Revolver and $185 million of the facility was available.

The agreements related to the obligations described above contain a number of restrictive financial and/or other covenants. In all cases, the Company was in compliance with the respective covenants as of August 31, 1999.

Aggregate annual maturities for notes payable and long-term debt are $8,333,000 per year until 2004.

5. INCOME TAXES

           Income tax expense amounted to $27.8 million, $25.0 million and $48.1 million for the years ended August 31, 1997, 1998 and 1999, respectively (an effective rate of 35.0%, 30.6% and 34.4%, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):


                                                          YEARS ENDED AUGUST 31,
                                                   --------------------------------------
                                                     1997           1998           1999
                                                   --------       --------       --------
Computed "expected" tax expense .............      $ 28,085       $ 28,693       $ 48,839

State taxes, net of Federal benefit .........         1,352            895          3,512

Income of Malaysian subsidiary ..............        (2,706)        (5,957)        (4,683)

Other, net...................................         1,014          1,416            395
                                                   --------       --------       --------
                                                   $ 27,745       $ 25,047       $ 48,063
                                                   ========       ========       ========

           The Company's Malaysian subsidiary has been granted "pioneer" tax status for the five-year period commencing November 1, 1995. This status allows tax-free treatment by the Malaysian government for the subsidiary's income through October 30, 2000. Malaysia's statutory income tax rate is 30%. The Malaysian subsidiary generated income during the years ended August 31, 1997, 1998 and 1999, resulting in a tax holiday of approximately $2.7 million ($0.04 per share), $5.9 million ($0.08 per share) and $4.7 million ($0.06 per share), respectively. The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred income taxes have been recorded was approximately $39.5 million as of August 31, 1999.

           The components of income tax expense are (in thousands):

                                                                                                CURRENT    DEFERRED       TOTAL
                                                                                                -------    --------      -------
1997:
  Federal............................................................................           $24,155    $(1,800)      $22,355
  State..............................................................................             2,236       (156)        2,080
  Foreign............................................................................             3,194        116         3,310
                                                                                                -------    -------       -------
                                                                                                $29,585    $(1,840)      $27,745
                                                                                                =======    =======       =======
1998:
  Federal............................................................................           $26,682    $(4,001)      $22,681
  State..............................................................................             1,770       (449)        1,321
  Foreign............................................................................             2,038       (993)        1,045
                                                                                                -------    -------       -------
                                                                                                $30,490    $(5,443)      $25,047
                                                                                                =======    =======       =======
1999:
  Federal............................................................................           $30,311    $ 5,705       $36,016
  State..............................................................................             5,397        495         5,892
  Foreign............................................................................             7,747     (1,592)        6,155
                                                                                                -------    -------       -------
                                                                                                $43,455    $ 4,608       $48,063
                                                                                                =======    =======       =======

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                                                                  AUGUST 31,
                                                                                              -----------------
                                                                                                1998      1999
                                                                                              -------   -------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts ...........         $ 1,171   $ 1,319
  Grant receivable...................................................................           1,397       146
  Inventories, principally due to reserves and additional costs
     inventoried for tax purposes pursuant to the Tax Reform Act of 1986.............           5,365     4,608
  Compensated absences, principally due to accrual for financial reporting purposes...            839     1,672
  Accrued expenses, principally due to deferrals for financial reporting purposes.....          3,023     1,071
  Other..............................................................................           1,168     4,082
                                                                                              -------   -------
     Total gross deferred tax assets.................................................          12,963    12,898
     Less valuation allowance........................................................            (244)     (244)
                                                                                              -------   -------
     Net deferred tax assets.........................................................         $12,719   $12,654
                                                                                              =======   =======
Deferred tax liabilities:
 Intangible assets...................................................................          (3,376)    3,534
 Property, plant and equipment, principally due to differences in
     depreciation and amortization...................................................           7,724     5,357
                                                                                              -------   -------
     Deferred tax liabilities........................................................         $ 4,348   $ 8,891
                                                                                              =======   =======

           Based on the Company's historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

6. STOCKHOLDERS' EQUITY

        a. PUBLIC OFFERING

           On March 10, 1999, the Company completed an equity offering of 12,075,000 shares of its Common Stock (including 1,575,000 shares that were issued to cover the underwriters' over-allotments). The Company sold 6,900,000 shares and certain Company stockholders sold 5,175,000 shares at $30 per share. Net proceeds to the Company were approximately $199 million.

        b. STOCK OPTION PLANS

           As of August 31, 1999, options to purchase a total of 2,730,800 shares were outstanding under the 1983 and 1989 stock option plans. The Board of Directors terminated these plans in November 1992, and no additional options may be issued thereunder. The exercise price of the outstanding options under these plans is equal to fair market value, as determined by the Company, on the date of grant.

           The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting to employees of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. The 1992 Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 8,220,000 shares of common stock have been reserved for issuance under the 1992 Plan. As of August 31, 1999, options to purchase 3,004,090 shares are outstanding under the 1992 Plan.

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

           The following table summarizes option activity from September 1, 1996 through August 31, 1999:


                                                                     OPTIONS OUTSTANDING
                                                       -------------------------------------------------
                                                          SHARES                              WEIGHTED
                                                        AVAILABLE                              AVERAGE
                                                        FOR GRANT           SHARES          OPTION PRICE
                                                       -----------        ----------        ------------
            Balance at August 31, 1996                     638,080         6,912,000            $ 0.88

            Options granted                               (296,000)          296,000             12.61
            Options cancelled                                9,280            (9,280)             1.29
            Options exercised                                   --        (2,530,020)             0.94
                                                       -----------        ----------            ------
            Balance at August 31, 1997                     351,360         4,668,700            $ 1.60

            Options authorized                           1,600,000                --                --
            Options granted                               (357,000)          357,000             18.61
            Options exercised                                   --          (384,780)             1.34
                                                       -----------        ----------            ------
            Balance at August 31, 1998                   1,594,360         4,640,920            $ 2.93

            Options authorized                           3,000,000                --                --
            Options granted                             (1,694,600)        1,694,600             15.95
            Options cancelled                               47,290           (47,290)             5.72
            Options exercised                                   --          (553,340)             3.69
                                                       -----------        ----------            ------
            Balance at August 31, 1999                   2,947,050         5,734,890            $ 6.68
                                                       ===========        ==========            ======

At August 31, 1999, options for 3,921,780 shares were excercisable.

           The range of exercise prices, shares, weighted average contractual life and exercise price for the options outstanding as of August 31, 1999 are presented below:


           Range of Exercise               Weighted-Average    Weighted-Average
                Prices           Shares    Contractual Life     Exercise Price
           -----------------    ---------  ----------------    ----------------
            $         0.44      2,730,800        2.00              $ 0.44
               1.25 - 3.72        848,580        5.67                1.78
             11.00 - 30.25      2,034,510        8.85               15.56
             31.50 - 49.50        121,000        9.47               32.72
            ==============      ---------        ====              ======

            $ 0.44 - 49.50      5,734,890        5.13              $ 6.68
            ==============      =========        ====              ======

           The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 1999 are presented below:


           Range of Exercise          Shares         Weighted-Average
                Prices             Exercisable        Exercise Price
           -----------------       -----------       ----------------
            $         0.44          2,730,800             $ 0.44
               1.25 - 3.72            712,660               1.68
             11.00 - 30.25            464,870              15.90
             31.50 - 49.50             13,450              31.65
            ==============          ---------             ======

            $ 0.44 - 49.50          3,921,780             $ 2.60
            ==============          =========             ======

           The per-share weighted-average fair value of stock options granted during 1997, 1998 and 1999 was $14.82, $11.23 and $12.57, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0%, risk-free interest rate of 6.2%, expected volatility of 76%, and an expected life of 5 years; 1998 - expected dividend yield of 0%, risk-free interest rate of 5.6%, expected volatility of 78%, and an expected life of 5 years; 1999 - Expected dividend yield of 0%, risk-free interest rate of 6.0%, expected volatility of 96% and an expected life of 5 years.

        c. STOCK PURCHASE PLAN

           The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 2,410,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code.

           Employees are eligible to participate after one year of employment with the Company. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation, as defined, at a price equal to 85% of the fair market value of the Common Stock at the beginning or end of the offering period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. As of August 31, 1999, a total of 1,940,320 shares had been issued under the Purchase Plan.

           The per-share weighted-average fair value of stock issued to employees in 1997, 1998 and 1999, respectively, under the Company's 1992 Employee Stock Purchase Plan was $6.88, $13.76, and $16.32, respectively, using the Black-Scholes option-pricing model with the identical assumptions as those listed for stock options granted during those years.

        d. PRO FORMA RESULTS

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


                                                          1997                        1998                        1999
                                                  --------------------       ---------------------       -------------------
                                                  Net         Diluted        Net          Diluted        Net         Diluted
                                                  Income      EPS            Income       EPS            Income      EPS
                                                  -------     -------        -------      -------        -------     -------
        As Reported                               $52,497     $0.72          $56,933      $0.74          $91,474     $1.12

        Statement 123 Compensation
        (Net of tax)                                 (262)     0.00           (1,580)     (0.02)          (5,219)    (0.06)

        Pro forma disclosure                      $52,235     $0.72          $55,353      $0.72          $86,255     $1.06

           As discussed in Note 1(l) the disclosure presented above represents only the estimated fair value of stock options granted in fiscal 1996 and subsequent years. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding.

7. CONCENTRATION OF RISK AND SEGMENT DATA

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

           Sales of the Company's products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:


                                                         PERCENTAGE OF                  PERCENTAGE OF
                                                          NET REVENUE                ACCOUNTS RECEIVABLE
                                                      YEAR ENDED AUGUST 31,     AUGUST 31,        AUGUST 31,
                                                    ------------------------    ----------------------------
                                                    1997     1998       1999      1998                1999
                                                    ----     ----       ----    -------            ---------
Hewlett-Packard Company............................ 15%      10%        25%        28%                 19%
Cisco Systems, Inc................................. 20%      20%        20%        *                   *
3Com............................................... 21%      18%        *          *                   *
Quantum Corporation................................ 10%      *          *          *                   *

    * Amount was less than 10% of total

        b. SEGMENT DATA

           The Company adopted the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. Statement No. 131 establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

           The Company derives its revenues from providing manufacturing services to major electronic OEM's on a contract basis. Operating segments consist of the Company's manufacturing locations. The services provided, the manufacturing processes, class of customers and the order fulfillment process is similar and generally interchangeable across manufacturing locations. The Company has aggregated its operating segments into the Electronic Manufacturing Services segment.

           The following table sets forth information (in thousands):


                                          Year ended August 31,
                                     1997         1998          1999
                                   --------    ----------    ----------

Net revenue                        $978,102    $1,277,374    $2,000,346
Depreciation and amortization      $ 24,233    $   32,110    $   53,442
Income before income tax           $ 90,351    $  108,014    $  151,877
  Corporate adjustments and
  Non-recurring charges             (10,109)      (26,034)      (12,340)
                                   --------    ----------    ----------
                                   $ 80,242    $   81,980    $  139,537


Long-lived assets                  $129,865    $  216,597    $  297,629
Capital expenditure                $ 88,281    $   96,281    $  133,303


           The Company operates in the following geographic areas: the United States, Mexico, Malaysia, Scotland and Other. Sales to unaffiliated customers are based on the Company's manufacturing location providing services. The following table sets forth information concerning these geographic areas (in thousands):


                                                                                      YEAR ENDED
                                                                                      AUGUST 31,
                                                                        --------------------------------------
                                                                          1997          1998            1999
                                                                        --------      --------      ----------
REVENUE:
  United States...................................................      $682,333    $  869,849      $1,341,927
  Mexico..........................................................            --        41,570         197,039
  Malaysia........................................................        87,919       143,431         138,715
  Scotland........................................................       207,850       211,907         140,452
  Other...........................................................            --        10,617         182,213
                                                                        --------    ----------      ----------
                                                                         978,102     1,277,374       2,000,346
                                                                        ========    ==========      ==========
LONG-LIVED ASSETS:
  United States...................................................       100,960       136,796         189,172
  Mexico..........................................................            --        30,499          63,344
  Malaysia........................................................        16,749        27,235          27,272
  Scotland........................................................        22,196        27,821          34,170
  Other...........................................................            --        13,973          18,793
                                                                        --------    ----------      ----------
                                                                         139,905       236,324         332,751
                                                                        ========    ==========      ==========


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

           The Company had no foreign currency exchange contracts outstanding at August 31, 1999, with $5 million outstanding at August 31, 1998 related to the United Kingdom. Unrealized gains and losses on these contracts were not material.

9. COMMITMENTS AND CONTINGENCIES

        a. LEASE AGREEMENTS

           The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under noncancelable operating leases outstanding August 31, 1999 are as follows (in thousands):


        FISCAL YEAR ENDING AUGUST 31,
        -----------------------------
                     2000..........................................................       $11,971
                     2001..........................................................        10,154
                     2002..........................................................         9,083
                     2003..........................................................         6,980
                     2004..........................................................         6,381
                     Thereafter....................................................        18,722
                                                                                          -------
                     Total minimum lease payments..................................       $63,291
                                                                                          =======

           Total rent expense for operating leases was approximately $3.9 million, $5.3 million, and $12.2 million for the years ended August 31, 1997, 1998, and 1999, respectively.

        b. LITIGATION

           The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

           We were named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants include suppliers, customers and competitors of ours. The complaint alleges that Jabil and the other defendants are each infringing as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The complaint seeks to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. We, along with several other defendants, jointly hired legal counsel to represent us in the litigation and filed an answer to the complaint denying the substantive allegations in the complaint and raising various affirmative defenses. Lemelson has offered to license the patents alleged to be infringed. Based on our understanding of the terms that Lemelson has made available to certain licensees, we believe that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on our results of operations or financial condition. We have not yet determined, however, whether to seek such a license, and we cannot assure you that, if sought, we would be offered the same or similar terms or that the ultimate resolution of this matter will not have a material adverse effect on us.

10. ACQUISITIONS

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

           In conjunction with the HP Acquisition, the Company recorded an acquisition-related charge of $20.8 million consisting of an in-process technology write-off of $6.5 million, work force related expenses of $10.0 million, and $4.3 million of other expenses.

           On September 1, 1999 the Company, through its Jabil Global Services subsidiary, acquired the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services will continue to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $28 million was paid in cash. The acquisition will be accounted for as a purchase.

           On September 13, 1999 the Company issued approximately 5.6 million shares of its common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider. The transaction will be accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of operations of GET Manufacturing, Inc.

           The following unaudited pro forma data summarizes the combined results of operations of Jabil Circuit, Inc. and GET Manufacturing, Inc. for all periods presented as if the combination had been consummated on August 31, 1999 and did not require any material adjustments to conform the accounting methods of GET Manufacturing with those of Jabil. Prior to the combination, GET Manufacturing, Inc.'s fiscal year ended March 31. GET Manufacturing's financial statements for the twelve months ended March 31, 1998 and 1999 were combined with Jabil's financial statements for the twelve months ended August 31, 1997 and 1998, shown as 1997 and 1998, respectively. GET Manufacturing's financial statements for the twelve months ended August 31, 1999, were combined with Jabil's financial statements for the same period, shown as 1999.


In thousands, except per share data                               Years Ended
       (unaudited)                          -----------------------------------------------------
                                                1997                  1998               1999
                                            ------------         ------------        ------------
Net Sales                                   $  1,178,644         $  1,484,245        $  2,238,391
                                            ============         ============        ============

Net Income                                  $     59,313         $     57,469        $     85,436(1)
                                            ============         ============        ============

Diluted Earnings per share                  $       0.72         $       0.69        $       0.98(1)
                                            ============         ============        ============

(1) Includes non-recurring charges aggregating $10.9 million ($9.2 million after-tax). Net income excluding this charge was $94.0 million and diluted earnings per share was $1.08.

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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November 1999.

                                                JABIL CIRCUIT, INC.
                                                By: /s/ TIMOTHY L. MAIN
                                                ---------------------------
                                                Date: November 12, 1999

                               POWER OF ATTORNEY

           KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy L. Main and Chris A. Lewis and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                                      TITLE                                   DATE
           ---------                                      -----                                   ----
By: /s/ WILLIAM D. MOREAN                   Chairman of the Board of Directors              November 12, 1999
    -----------------------                 and Chief Executive Officer
        William D. Morean                   (Principal Executive Officer)

By: /s/ THOMAS A. SANSONE                   Vice Chairman of the Board of                   November 12, 1999
    -----------------------                 Directors
        Thomas A. Sansone

By: /s/ TIMOTHY L. MAIN                     President                                       November 12, 1999
    -----------------------
        Timothy L. Main

By: /s/ CHRIS A. LEWIS                      Chief Financial Officer                         November 12, 1999
    -----------------------                 (Principal Financial and Accounting
        Chris A. Lewis                      Officer)

By: /s/ LAWRENCE J. MURPHY                  Director                                        November 12, 1999
    -----------------------
        Lawrence J. Murphy

By: /s/ MEL S. LAVITT                       Director                                        November 12, 1999
    -----------------------
        Mel S. Lavitt

By: /s/ STEVEN A. RAYMUND                   Director                                        November 12, 1999
    -----------------------
        Steven A. Raymund

By: /s/ FRANK NEWMAN                        Director                                        November 12, 1999
    -----------------------
        Frank Newman

                                 EXHIBIT INDEX


  EXHIBIT NO.                                 DESCRIPTION
  -----------                                 -----------
    3.1(1)     --  Registrant's Certificate of Incorporation, as amended.
    3.2(1)     --  Registrant's Bylaws.
    4.1(2)     --  Form of Certificate for Shares of Registrant's Common Stock.
    4.2(1)     --  Form of Agreement and Plan of Merger dated February 27, 1992 between Jabil
                   Circuit Co., Inc., a Michigan corporation, and Jabil Circuit, Inc., a
                   Delaware corporation.
  10.1(1)(8)   --  1983 Stock Option Plan and forms of agreement used thereunder.
  10.2(1)(8)   --  1989 Non-Qualified Stock Option Plan and forms of agreement used thereunder.
  10.3(1)(8)   --  1992 Stock Option Plan and forms of agreement used thereunder.
  10.4(1)(8)   --  1992 Employee Stock Purchase Plan and forms of agreement used thereunder.
  10.5(1)(8)   --  Restated cash or deferred profit sharing plan under section 401(k).
  10.6(1)(8)   --  Form of Indemnification Agreement between Registrant and its officers and
                   Directors.
     10.7(1)   --  Lease for 2220 Lundy Avenue, San Jose, California, between Registrant and
                   Lundy Associates dated April 1, 1992.
     10.8(1)   --  Letter Agreement dated November 27, 1992 between Registrant and Scottish Office
                   Industry Department relating to grant to establish Scottish facility.
  10.9(3)(8)   --  Amendment to 1989 Non-Qualified Stock Option Plan.
    10.10(4)   --  Renewal dated March 21, 1994 of Lease for 2220 Lundy Avenue, San Jose,
                   California, between Registrant and Lundy Associates.
    10.11(5)   --  Lease Agreement dated October 1, 1997 between registrant and Charrington
                   Estates.
    10.12(5)   --  Lease Agreement dated October 30, 1997 between registrant and Teachers
                   Insurance and Annuity Association.
    10.13(6)   --  Lease Agreement dated May 12, 1998 between registrant and Lincoln-RECP Great
                   Oaks OPCO. LLC.
    10.14(5)   --  Amended and Restated Loan Agreement dated as of August 3, 1998 between registrant and certain banks and the First National Bank Of Chicago as agent for banks.
    10.15(7)   --  Agreement and Plan of Merger among Jabil Circuit, Inc., JG Acquisition, Inc.,
                   Get Manufacturing, Inc. and Mr. Shin Fang dated August 11, 1999 and amended
                   September 13, 1999
        21.1   --  List of Subsidiaries.
        23.1   --  Independent Auditors' Consent.
        24.1   --  Power of Attorney (See Signature page).
        27.1   --  Financial Data Schedule.

----------
(1) Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).
(2) Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3) Incorporated by reference to exhibit the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 28, 1994.
(4) Incorporated by reference to exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.
(5) Incorporated by reference to exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
(6) Incorporated by reference to exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
(7) Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed by the Registrant on September 28, 1999.
(8) Indicates management compensatory plan, contract or arrangement.

                                                                     SCHEDULE II

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                       ADDITIONS
                                                       BALANCE AT      CHARGED TO                      BALANCE AT
                                                       BEGINNING       COSTS AND                         END OF
                                                       OF PERIOD        EXPENSES       WRITE-OFFS        PERIOD
                                                       ----------      ---------       ----------      ----------
YEAR ENDED AUGUST 31, 1997:
Allowance for uncollectible accounts receivable          $1,170          $1,520              --          $2,690
Reserve for excess and obsolete inventory .....          $2,301          $3,690          $1,248          $4,743
                                                         ======          ======          ======          ======
YEAR ENDED AUGUST 31, 1998:
Allowance for uncollectible accounts receivable          $2,690          $1,789          $1,400          $3,079
Reserve for excess and obsolete inventory .....          $4,743          $7,026          $3,432          $8,337
                                                         ======          ======          ======          ======
YEAR ENDED AUGUST 31, 1999:
Allowance for uncollectible accounts receivable          $3,079          $1,246          $  545          $3,780
Reserve for excess and obsolete inventory .....          $8,337          $6,148          $5,322          $9,163
                                                         ======          ======          ======          ======

                 See accompanying independent auditors' report.