Form 10-Q
period 1999-11-30
JABIL CIRCUIT INC
filed 2000-01-14
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended November 30, 1999.

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

                            10560 Ninth Street North
                            St. Petersburg, FL 33716
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                                Yes [X]   No [ ]

         As of January 5, 2000, there were 86,865,711 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX


                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets at
         August 31, 1999 and November 30, 1999................................ 3

         Consolidated Statements of Earnings for the three months
         ended November 30, 1998 and 1999......................................4

         Consolidated Statements of Comprehensive Income for the
         three months ended November 30, 1998 and 1999.........................5

         Consolidated Statements of Cash Flows
         for the three months ended November 30, 1998 and 1999.................6

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................11

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk...........................................................14

PART II. OTHER INFORMATION

Item 2.  Changes in Securities.................................................14

Item 6.  Exhibits and Reports on Form 8-K......................................14

         Signatures............................................................15

PART I.  FINANCIAL INFORMATION

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                      August 31,           November 30,
                                                         1999                  1999
                                                     -----------           ------------
ASSETS
Current assets
  Cash and cash equivalents                          $   125,949           $    43,254
  Short-term investments                                  27,176                 4,870
  Accounts receivable - Net                              261,078               318,647
  Inventories                                            217,840               299,477
  Prepaid expenses and other current assets               14,794                22,765
  Deferred income taxes                                   13,896                13,500
                                                     -----------           -----------

        Total current assets                             660,733               702,513

Property, plant and equipment, net                       353,522               396,295
Other assets                                              20,786                39,940
                                                     -----------           -----------

                                                     $ 1,035,041           $ 1,138,748
                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt             $     9,610           $     8,333
  Short-term debt                                         21,501                 1,588
  Accounts payable                                       300,093               384,571
  Accrued expenses                                        59,186                62,648
  Income taxes payable                                    20,511                15,141
                                                     -----------           -----------

        Total current liabilities                        410,901               472,281

Long term debt, less current installments                 34,712                33,333
Deferred income taxes                                     10,199                21,276
Deferred grant revenue                                     1,798                 3,731
                                                     -----------           -----------

        Total liabilities                                457,610               530,621
                                                     -----------           -----------
Stockholders' equity
  Common stock                                                87                    87
  Additional paid-in capital                             296,396               300,929
  Retained earnings                                      281,166               307,654
  Cumulative translation adjustment                         (218)                 (543)
                                                     -----------           -----------

        Total stockholders' equity                       577,431               608,127
                                                     -----------           -----------

                                                     $ 1,035,041           $ 1,138,748
                                                     ===========           ===========

          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except for per share data)
                                  (Unaudited)


                                                      Three months ended
                                                         November 30,
                                                -----------------------------
                                                   1998                1999
                                                ---------           ---------
Net revenue                                     $ 495,115           $ 689,822
  Cost of revenue                                 440,420             616,435
                                                ---------           ---------

Gross profit                                       54,695              73,387

Operating expenses:
  Selling, general and administrative              20,825              27,051
  Research and development                          1,457               1,182
  Amortization of intangibles                         357                 599
  Acquisition-related charge                           --               5,153
                                                ---------           ---------
Operating income                                   32,056              39,402

  Interest income                                    (329)             (1,180)
  Interest expense                                  1,929                 565
                                                ---------           ---------

Income before income taxes                         30,456              40,017

  Income taxes                                     10,440              13,529
                                                ---------           ---------

Net income                                      $  20,016           $  26,488
                                                =========           =========

Earnings per share:
Basic                                           $    0.25           $    0.30
                                                =========           =========
Diluted                                         $    0.24           $    0.29
                                                =========           =========

Common shares used in the calculations
of earnings per share:
Basic                                              79,689              87,410
                                                =========           =========
Diluted                                            82,778              91,389
                                                =========           =========

          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (In thousands, except for per share data)
                                  (Unaudited)


                                                      Three months ended
                                                       November 30, 1999
                                                  --------------------------
                                                    1998              1999
                                                  --------          --------
Net Income                                        $ 20,016          $ 26,488

Other comprehensive income (loss):
Foreign currency translation adjustments                --              (325)

                                                  ========          ========
Comprehensive income                              $ 20,016          $ 26,163
                                                  ========          ========






















          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      Three months ended
                                                                          November 30,
                                                                -----------------------------
                                                                  1998                1999
                                                                ---------           ---------
Cash flows from operating activities:
  Net income                                                    $  20,016           $  26,488
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                12,964              23,006
      Recognition of grant revenue                                   (201)               (317)
      Deferred income taxes                                         1,895              11,473
      Loss on sale of property                                        700                 219
      Changes in operating assets and liabilities:
        Accounts receivable                                       (53,763)            (54,384)
        Inventories                                               (24,820)            (78,297)
        Prepaid expenses and other current assets                  (2,130)             (7,938)
        Other assets                                                  240              (1,011)
        Accounts payable and accrued expenses                      66,116              85,435
        Income taxes payable                                        5,583              (5,370)
                                                                ---------           ---------

      Net cash provided (used) by operating activities             26,600                (696)
                                                                ---------           ---------
Cash flows from investing activities:
  Net cash paid for business acquisition                               --             (27,386)
  Acquisition of property, plant and equipment                    (35,792)            (61,884)
  Proceeds from sale of property and equipment                        218                 750
                                                                ---------           ---------

      Net cash used in investing activities                       (35,574)            (88,520)
                                                                ---------           ---------
Cash flows from financing activities:
  Repayment of note payable to bank                                  (256)            (19,913)
  Payments of long-term debt                                       (1,674)             (2,656)
  Sale of short-term investments                                       --              22,306
  Net proceeds from issuance of common stock                          141               4,533
  Proceeds from Scottish grant                                        395               2,251
                                                                ---------           ---------

      Net cash provided (used) by financing activities             (1,394)              6,521
                                                                ---------           ---------

Net increase (decrease) in cash and cash equivalents              (10,368)            (82,695)
Cash and cash equivalents at beginning of period                   28,897             125,949
                                                                ---------           ---------

Cash and cash equivalents at end of period                      $  18,529           $  43,254
                                                                =========           =========

          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    BASIS OF PRESENTATION

         The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated statements as of and for the year ended August 31, 1999 contained in our 1999 annual report on Form 10-K. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three-month period ended November 30, 1999 are not necessarily indicative of the results that should be expected for a full fiscal year.

    EARNINGS PER SHARE

         The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):


                                                              Three months ended
           In thousands                                          November 30,
                                                              1998             1999
                                                            -------------------------

           Net income                                       $20,016           $26,488


           Weighted-average shares-Basic                     79,689            87,410
           Effect of dilutive securities:
               Employee stock options                         3,089             3,979
                                                            -------           -------
           Weighted-average shares -Diluted                  82,778            91,389
                                                            =======           =======

           Basic EPS                                        $  0.25           $  0.30
                                                            =======           =======
           Diluted EPS                                      $  0.24           $  0.29
                                                            =======           =======

         For the three-month periods ended November 30, 1998 and 1999, options to purchase 80,000 and 198,690, respectively, shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive.

COMMITMENTS AND CONTINGENCIES

         We were named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants include certain of our suppliers, customers and competitors. The complaint alleges that Jabil and the other defendants are each infringing upon as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The complaint seeks to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. We, along with several other defendants, jointly hired legal counsel to represent us in the litigation and filed an answer to the complaint denying the substantive allegations in the complaint and raising various affirmative defenses. Lemelson has offered to license the patents alleged to be infringed. Based on our understanding of the terms that Lemelson has made available to certain licensees, we believe that obtaining a license from Lemelson under the same or similar terms would not have a material adverse effect on our results of operations or financial condition. We have not yet determined, however, whether to seek such a license, and we cannot assure you that, if sought, we would be offered the same or similar terms or that the ultimate resolution of this matter will not have a material adverse effect on us.

         We are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in aggregate, are material or that any adverse outcomes of these lawsuits will have a material adverse effect on our financial position or results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

         Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We are currently evaluating this Statement and have yet to form an opinion on whether its adoption will have any significant impact on our consolidated financial statements. We will be required to implement Statement 133 for our fiscal year ending August 31, 2001.

NOTE 2.  BUSINESS COMBINATIONS

         On September 1, 1999 we acquired, through our Jabil Global Services subsidiary, the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services continues to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $27 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $18 million of goodwill, which is being amortized on a straight-line basis over a period of 15 years. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

         On September 13, 1999 we issued approximately 5.6 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider. In connection with the merger we recorded a one-time acquisition-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees associated with the merger. Substantially all of the costs have been incurred by November 30, 1999. The business combination was accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements presented herein have been restated to include the accounts and results of operations of GET Manufacturing, Inc. There were no significant adjustments to conform GET Manufacturing, Inc.'s methods of accounting with that of Jabil Circuit, Inc. In addition, there were no transactions between the two companies prior to the combination.

    A reconciliation of the previously reported results for the three months ended November 30, 1998 to the results in this form 10-Q is as follows (in thousands):

                           Three months ended November 30, 1998
                           ------------------------------------
              As previously reported     GET Manufacturing, Inc.     As restated
              ----------------------     -----------------------     -----------

Net revenue          $447,941                    47,174                $495,115
Net income           $ 19,286                       730                $ 20,016


NOTE 3.  BALANCE SHEET DETAIL

         The components of inventories consist of the following:


         In thousands                            August 31,        November 30,
                                                   1999               1999
                                                 ---------           --------

         Finished goods                           $ 29,192           $ 47,602
         Work-in-process                            30,728             38,900
         Raw materials                             157,920            212,975
                                                  --------           --------
                                                  $217,840           $299,477
                                                  ========           ========

NOTE 4.  SEGMENT INFORMATION

         We derive our revenue from providing manufacturing services to major electronic OEM's on a contract basis. Operating segments consist of our manufacturing locations. The services provided, the manufacturing processes, class of customers and the order fulfillment process is similar and generally interchangeable across manufacturing locations. We have aggregated our operating segments into the Electronic Manufacturing Services segment.

         The following table sets forth segment information (in thousands):


                                                     Three Months Ended
                                                        November 30,
                                                  1998                1999
                                                 --------           --------

    Net revenue                                  $495,115           $689,822

    Income before income tax                     $ 33,504           $ 53,934
      Corporate allocations                        (3,048)           (13,917)
                                                 --------           --------
                                                 $ 30,456           $ 40,017
                                                 ========           ========


                                                 August 31,        November 30,
                                                   1999                1999
                                                ---------           --------
    Long-lived assets                            $332,751           $436,235


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this Quarterly Report on Form 10-Q and in the documents we incorporate by reference herein. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are set forth in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document and the "Factors Affecting Future Results" section in our Annual Report on Form 10-K for the fiscal year ended August 31, 1999 filed with Securities and Exchange Commission.

         You should read this document and the documents that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         All prior year historical financial information has been restated to reflect the merger with GET Manufacturing, Inc. in the first fiscal quarter of 2000 which was accounted for as a pooling of interests.

         Our net revenue for the first quarter of fiscal 2000 increased 39% to $690 million from $495 million in the first quarter of fiscal 1999. This increase from the previous fiscal year was primarily due to increased production of communications and personal computer products. Foreign source revenue represented 44% of net revenue for the first quarter of fiscal 2000 compared to 39% for the same period of fiscal 1999. The increase in foreign source revenue was attributable to increased production at our international locations.

         Gross margin decreased to 10.6% for the first quarter of fiscal 2000 from 11.0% for the same period of fiscal 1999 reflecting a higher content of material-based revenue and underutilization of assets in certain international factories.

         Selling, general and administrative expenses in the first quarter of fiscal 2000 decreased to 3.9% of net revenue compared to 4.2% in the prior fiscal year, while increasing in absolute dollars from $20.8 million in the first quarter of fiscal 1999 to $27.1 million in the first quarter of fiscal 2000. The dollar increases were primarily due to increased staffing and related departmental expenses at all our locations as well as increased information systems staff to support the expansion of our business.

         Research and development expenses decreased to 0.2% of net revenue for the first quarter of fiscal 2000 as compared to 0.3% for the same period of fiscal 1999. In absolute dollars, the expenses decreased approximately $0.3 million versus the same period of fiscal 1999.

         Amortization of intangibles remained a constant 0.1% of sales, while increasing from $0.4 million to $0.6 million. This increase is attributable to the $18 million of goodwill resulting from the EFTC Services, Inc acquisition. We are amortizing the goodwill on a straight-line basis over fifteen years.

         During the first quarter of fiscal 2000, we completed a merger with GET Manufacturing, Inc. and recorded a one-time acquisition-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees associated with the merger.

         Interest income increased approximately $0.9 million in the first quarter of fiscal 2000 to $1.2 million as compared to $0.3 million in the first quarter of fiscal 1999 as a result of increased cash on hand.

         Interest expense decreased approximately $1.4 million in the first three months of fiscal 2000 to $0.6 million as compared to $1.9 million in the first three months of fiscal 1999 as result of the principal payment on our private placement debt of approximately $8.3 million made in the fourth quarter of fiscal 1999 and decreased borrowings to support working capital needs.

         Our effective tax rate decreased to 33.8% in the first quarter of fiscal 2000 from 34.3% in the first quarter of fiscal 1999. The tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysian subsidiary.

BUSINESS FACTORS

         Due to the nature of turnkey manufacturing and our relatively small number of customers, our quarterly operating results are affected by the level and timing of orders, the level of capacity utilization of our manufacturing facilities and associated fixed costs, fluctuations in material costs, and by the mix of material costs versus manufacturing costs. Similarly, operating results are affected by price competition, level of experience in manufacturing a particular product, degree of automation used in the assembly process, efficiencies we achieve in managing inventories and fixed assets, timing of expenditures in anticipation of increased sales, customer product delivery requirements, and shortages of components or labor. In the past, some of our customers have terminated their manufacturing arrangement with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1999, our principal sources of liquidity consisted of cash and available borrowings under our credit facilities. We have committed line of credit facilities in place with a syndicate of banks that provide up to $225 million of working capital borrowing capacity. As of November 30, 1999, we were not utilizing our revolving credit facility.

         We used $0.7 million of cash in operating activities for the three months ended November 30, 1999. The use of cash was primarily due to an increase in inventories of $78.3 million, an increase of $54.4 million in accounts receivable, offset by net income of $26.5 million, depreciation and amortization of $23.0 million, and increases in accounts payable and accrued expenses of $85.4 million.

         Net cash used in investing activities of $88.5 million for the three months ended November 30, 1999 consisted of our capital expenditures of $61.9 million for equipment worldwide in order to support increased activities and cash paid in the EFTC Services, Inc. acquisition of $27.4 million.

         On September 13, 1999 we issued approximately 5.6 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider.

         We believe that cash on-hand, funds provided by operations and available borrowings under the credit facility will be sufficient to satisfy our currently anticipated working capital and capital expenditure requirements for the next twelve months.


"YEAR 2000" READINESS

         We are continuing to actively take steps to ensure that our global information technology infrastructure and business system applications, manufacturing equipment and systems are Year 2000 compliant. While not all possible Year 2000-date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, we have not experienced material disruption or other significant problems. We are continuing to evaluate and mitigate our exposure where appropriate.

         We are unable to fully determine the effect of a failure of our own systems or those of third parties with whom we do business, but any significant failures could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in our market risk during the three months ended November 30, 1999. Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of our 1999 Annual Report on Form 10-K for the fiscal year ended August 31, 1999 and is incorporated herein by reference.



PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

         On September 13, 1999, we completed the acquisition of 100% of the voting common stock of GET Manufacturing, Inc., a corporation organized under the laws of the British Virgin Islands, through the issuance of approximately 5.6 million shares of our common stock. The acquisition was made pursuant to an agreement and plan of merger between the us, JG Acquisition, Inc., a Michigan corporation and a wholly-owned subsidiary of ours, GET Manufacturing, Inc., and Mr. Shin Fang. The 5.6 million shares of common stock issued by us in exchange for 100% of the voting common stock of GET was not registered under the Securities Act of 1933, as amended, in reliance upon an exception provided by Rule 506 of Regulation D and/or Regulation S promulgated under the Securities Act of 1933, as amended (the "Act") and/or Section 4(2) of the Act, and applicable state securities laws.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27.  Financial Data Schedule.

         (b)   Reports on Form 8-K

               1. September 28, 1999, November 29, 1999,
                  and December 10, 1999 regarding the GET
                  Manufacturing merger.

               2. December 20, 1999 regarding financial
                  results for the first quarter of fiscal
                  2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Jabil Circuit, Inc.
                                             Registrant

Date: January 14, 2000                       By: /s/ Timothy L. Main
      ----------------                          -------------------------------
                                                     Timothy L. Main
                                                     President

Date: January 14, 2000                       By: /s/ Chris A. Lewis
      ----------------                          -------------------------------
                                                     Chris A. Lewis
                                                     Chief Financial Officer