Form 10-Q
period 2000-02-29
JABIL CIRCUIT INC
filed 2000-04-13
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the quarterly period ended February 29, 2000.

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the transition period from _______________ to ______________.

Commission file number:  0-21308


                              JABIL CIRCUIT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             38-1886260
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                            10560 Ninth Street North
                            St. Petersburg, FL 33716
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


Registrant's Telephone No., including area code:        (727) 577-9749
                                                -------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]  No [ ]

As of March 31, 2000, there were 176,530,795 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX


                         PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at
         August 31, 1999 and February 29, 2000.......................................................  3

         Consolidated Statements of Earnings for the three months
          and six months ended February 28, 1999 and February 29, 2000...............................  4

         Consolidated Statements of Comprehensive Income for the three months and six months ended February 28, 1999 and February 29, 2000...................................  5

         Consolidated Statements of Cash Flows for the six months
         ended February 28, 1999 and February 29, 2000...............................................  6

         Notes to Consolidated Financial Statements..................................................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............................................... 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................. 16

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......................................... 16

Item 6.  Exhibits and Reports on Form 8-K............................................................ 18

         Signatures.................................................................................. 18


PART I. FINANCIAL INFORMATION


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                 February 29,       August 31,
                                                    2000               1999
                                                 -----------       -----------
ASSETS
Current assets
  Cash and cash equivalents                      $    56,612       $   125,949
  Short-term investments                                  --            27,176
  Accounts receivable - Net                          379,223           261,078
  Inventories                                        353,326           217,840
  Prepaid expenses and other current assets           24,129            14,794
  Deferred income taxes                               14,227            13,896
                                                 -----------       -----------

        Total current assets                         827,517           660,733

Property, plant and equipment, net                   439,879           353,522
Other assets                                          40,470            20,786
                                                 -----------       -----------

                                                 $ 1,307,866       $ 1,035,041
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt         $     8,333       $     9,610
  Short-term debt                                         --            21,501
  Accounts payable                                   427,863           300,093
  Accrued expenses                                    59,917            59,186
  Income taxes payable                                10,863            20,511
                                                 -----------       -----------

        Total current liabilities                    506,976           410,901

Long term debt, less current installments            128,333            34,712
Deferred income taxes                                 21,232            10,199
Deferred grant revenue                                 3,443             1,798
                                                 -----------       -----------

        Total liabilities                            659,984           457,610
                                                 -----------       -----------

Stockholders' equity
  Common stock                                           176               175
  Additional paid-in capital                         306,658           296,308
  Retained earnings                                  341,590           281,166
  Cumulative translation adjustment                     (542)             (218)
                                                 -----------       -----------

        Total stockholders' equity                   647,882           577,431
                                                 -----------       -----------

                                                 $ 1,307,866       $ 1,035,041
                                                 ===========       ===========

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)



                                              Three months ended           Six months ended
                                         February 29,  February 28,  February 29,     February 28,
                                             2000          1999          2000             1999
                                          ---------     ---------     -----------     -----------

Net revenue                               $ 837,562     $ 558,703     $ 1,527,384     $ 1,053,818
  Cost of revenue                           753,479       498,601       1,369,914         939,021
                                          ---------     ---------     -----------     -----------

Gross profit                                 84,083        60,102         157,470         114,797

Operating expenses:
  Selling, general and administrative        31,612        22,452          58,663          43,277
  Research and development                    1,203         1,432           2,385           2,889
  Amortization of intangibles                   644           294           1,243             651
  Acquisition-related charge                     --            --           5,153              --
                                          ---------     ---------     -----------     -----------
Operating income                             50,624        35,924          90,026          67,980

  Interest income                               (32)         (419)         (1,212)           (748)
  Interest expense                            1,474         2,311           2,039           4,240
                                          ---------     ---------     -----------     -----------

Income before income taxes                   49,182        34,032          89,199          64,488

  Income taxes                               15,246        11,778          28,775          22,218
                                          ---------     ---------     -----------     -----------

Net income                                $  33,936     $  22,254     $    60,424     $    42,270
                                          =========     =========     ===========     ===========

Earnings per share:
Basic                                     $    0.19     $    0.14     $      0.34     $      0.26
                                          =========     =========     ===========     ===========
Diluted                                   $    0.18     $    0.13     $      0.33     $      0.25
                                          =========     =========     ===========     ===========

Common shares used in the calculations
of earnings per share:
Basic                                       175,715       159,944         175,268         159,662
                                          =========     =========     ===========     ===========
Diluted                                     184,518       167,006         183,648         166,280
                                          =========     =========     ===========     ===========




          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (In thousands, except for per share data)
                                  (Unaudited)



                                                  Three months ended                Six months ended
                                              February 29,   February 28,     February 29,     February 28,
                                                  2000           1999             2000             1999
                                                -------        --------         --------         --------
Net Income                                      $33,936        $ 22,254         $ 60,424         $ 42,270

Other comprehensive income (loss):
Foreign currency translation adjustments              1            (218)            (324)            (218)

                                                -------        --------         --------         --------
Comprehensive income                            $33,937        $ 22,036         $ 60,100         $ 42,052
                                                =======        ========         ========         ========



          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                      Six months ended
                                                                February 29,    February 28,
                                                                    2000            1999
                                                                ------------    ------------
Cash flows from operating activities:
  Net income                                                     $  60,424       $  42,270
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 43,524          31,188
      Recognition of grant revenue                                    (606)           (415)
      Deferred income taxes                                         10,702           2,344
      Loss on sale of property                                       2,654             956
      Changes in operating assets and liabilities:
        Accounts receivable                                       (114,960)       (100,631)
        Inventories                                               (132,146)        (34,387)
        Prepaid expenses and other current assets                   (9,302)         (6,263)
        Other assets                                                 2,579           1,980
        Accounts payable and accrued expenses                      125,996          91,937
        Income taxes payable                                        (9,648)          5,171
                                                                 ---------       ---------

      Net cash (used) in / provided by operating activities        (20,783)         34,150
                                                                 ---------       ---------

Cash flows from investing activities:
  Net cash paid for business acquisitions                          (33,085)             --
  Proceeds from sale of short-term investments                      27,176              --
  Acquisition of property, plant and equipment                    (127,698)        (94,909)
  Proceeds from sale of property and equipment                       1,608             239
                                                                 ---------       ---------

      Net cash used in investing activities                       (131,999)        (94,670)
                                                                 ---------       ---------

Cash flows from financing activities:
  Increase in/repayment of note payable to bank                     73,499          53,737
  Payments of long-term debt                                        (2,656)         (3,341)
  Net proceeds from issuance of common stock                        10,351           3,273
  Proceeds from Scottish grant                                       2,251             395
                                                                 ---------       ---------

      Net cash provided by financing activities                     83,445          54,064
                                                                 ---------       ---------

Net decrease in cash and cash equivalents                          (69,337)         (6,456)
Cash and cash equivalents at beginning of period                   125,949          28,897
                                                                 ---------       ---------

Cash and cash equivalents at end of period                       $  56,612       $  22,441
                                                                 =========       =========



          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"). As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 1999, contained in our 1999 annual report on Form 10-K. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three-month and six-month periods ended February 29, 2000 are not necessarily indicative of the results that should be expected for a full fiscal year.

         EARNINGS PER SHARE

                  The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):


EARNINGS PER SHARE
   (Unaudited)
In thousands                                Three months ended           Six months ended
                                                 February                    February
                                            2000          1999          2000          1999
                                          --------      --------      --------      --------
Numerator:
Net income                                $ 33,936      $ 22,254      $ 60,424      $ 42,270

Denominator:
Denominator for basic EPS-
  weighted-average shares                  175,715       159,944       175,268       159,662
Effect of dilutive securities:
  Employee stock options                     8,803         7,062         8,380         6,618
                                          --------      --------      --------      --------
Denominator for diluted EPS-
  adjusted weighted-average shares         184,518       167,006       183,648       166,280
                                          ========      ========      ========      ========

Basic EPS                                 $   0.19      $   0.14      $   0.34      $   0.26
                                          ========      ========      ========      ========
Diluted EPS                               $   0.18      $   0.13      $   0.33      $   0.25
                                          ========      ========      ========      ========

                  For the three-month and six-month periods ended February 29, 2000, options to purchase 21,377 and 172,924 shares of common stock, respectively, were outstanding during those periods but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. For the three-month and six-month periods ended February 28, 1999, 0 and 288,000, respectively, of options were excluded.

         STOCK SPLIT

                  All share and per share information presented herein and in our Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of our Common Stock, par value $.001 per share on March 31, 2000, paid in the form of a stock dividend, to holders of record on March 23, 2000.

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

                  We are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in aggregate, will have a material adverse effect on our financial position or results of operations.


         NEW ACCOUNTING PRONOUNCEMENTS

                  Statement 133 - Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We are currently evaluating this Statement and have yet to form an opinion on whether its adoption will have any significant impact on our consolidated financial statements. We will be required to implement Statement 133 in the first fiscal quarter of our fiscal year ending August 31, 2001.

                  SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements. We will be required to implement this bulletin in the first fiscal quarter of our fiscal year ending August 31, 2001. As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin, we do not anticipate that the adoption of the bulletin will have a material impact on our consolidated financial statements.


NOTE 2.  BUSINESS COMBINATIONS

                  On February 1, 2000 we acquired the net assets of Bull Information Technology, an electronic manufacturing service provider. The business currently operates from leased facilities in the City of Contagem, State of Minas Gerais, in the Belo Horizonte region of Brazil. We are acquiring approximately 30 acres in Contagem and will be constructing a new facility to replace the currently leased operations. The purchase price of approximately $6 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $5 million of goodwill, which is being amortized on a straight-line basis over a period of 15 years. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

                  On September 13, 1999 we issued approximately 5.6 million shares of our common stock for all of the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider. The business combination was accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements presented herein have been restated to include the accounts and results of operations of GET Manufacturing, Inc. In connection with the merger we recorded a one-time acquisition-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees associated with the merger. Substantially all of the costs were incurred by November 30, 1999.

                  A reconciliation of the previously reported results of operations for the three and six months ended February 28, 1999 to the results included in this form 10-Q is as follows (in thousands):


                             Three months ended            Six months ended
                                             February 28, 1999
                           Net Revenue   Net Income    Net Revenue   Net Income
                            --------      -------      ----------      -------
Jabil Circuit, Inc.         $493,363      $21,616      $  941,304      $40,902
GET Manufacturing, Inc        65,340          638         112,514        1,368
                            --------      -------      ----------      -------
Combined                    $558,703      $22,254      $1,053,818      $42,270
                            ========      =======      ==========      =======



NOTE 3.  INVENTORIES

                  The components of inventories consist of the following:

                                                               February 29,         August 31,
                    In thousands                                   2000               1999
                                                                ---------            -------

                    Finished goods                              $  56,607           $ 29,192
                    Work-in-process                                46,699             30,728
                    Raw materials                                 250,020            157,920
                                                                ---------           --------
                                                                $ 353,326           $217,840
                                                                =========           ========


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

         The following table sets forth segment information (in thousands):


                                        Three Months Ended             Six Months Ended
                                             February                      February
                                        2000          1999           2000            1999
                                      --------      --------      ----------      ----------
Net revenue                           $837,562      $558,703      $1,527,384      $1,053,818

Segment income before income tax      $ 51,827      $ 37,356      $   97,564      $   70,869

 Corporate (income) expense              2,645         3,324           3,212           6,381
 Acquisition-related charges                --            --           5,153              --
                                      --------      --------      ----------      ----------
Income before income taxes            $ 49,182      $ 34,032      $   89,199      $   64,488
                                      ========      ========      ==========      ==========


                                         February 29,2000              August 31, 1999
                                         ----------------              ---------------
Long-lived assets                            $480,349                      $332,751


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this Quarterly Report on Form 10-Q and in the documents we incorporate by reference herein. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are set forth in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document and the "Factors Affecting Future Results" and other sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 1999 and other filings with Securities and Exchange Commission.

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

         Our net revenue for the second quarter and first six months of fiscal 2000 increased 50% and 45% to $838 million and $1.53 billion, respectively, from $559 million and $1.05 billion in the second quarter and first six months of fiscal 1999. This increase from the previous fiscal year was primarily due to increased production of communications and personal computer products. Foreign source revenue represented 41% and 42% of net revenue for the second quarter and first six months of fiscal 2000 compared to 39% for the same periods of fiscal 1999. The increase in foreign source revenue was attributable to increased production at our international locations.

         Gross profit decreased to 10.0% and 10.3% for the second quarter and first six months of fiscal 2000 from 10.8% and 10.9% for the same periods of fiscal 1999 primarily reflecting a higher content of material-based revenue.

         Selling, general and administrative expenses in the second quarter of fiscal 2000 decreased to 3.8% of net revenue compared to 4.0% for the same period in the prior fiscal year, while increasing in absolute dollars from $22.5 million in the second quarter of fiscal 1999 to $31.6 million in the second quarter of fiscal 2000. Selling, general and administrative expenses in the first six months of fiscal 2000 decreased to 3.8% of net revenue compared to 4.1% in the prior fiscal year, while increasing in absolute dollars from $43.3 million to $58.7 million. The dollar increases were primarily due to increased staffing and related departmental expenses at all our locations as well as increased information systems staff to support the expansion of our business.

         Research and development expenses decreased to 0.1% and 0.2% of net revenue for the second quarter and first six months of fiscal 2000 as compared to 0.3% for each of the same periods of fiscal 1999. In absolute dollars, the expenses decreased approximately $0.2 million and $0.5 million versus the same periods of fiscal 1999.

         Amortization of intangibles remained a constant 0.1% of net revenue in the second quarter of fiscal 2000, while increasing from $0.3 million to $0.6 million as compared to the same period of fiscal 1999. Amortization of intangibles increased from $0.7 million in the first six months of fiscal 1999 to $1.2 million for the same period in fiscal 2000, representing 0.1% of sales for both periods. This dollar increase is primarily attributable to the $18 million of goodwill resulting from the EFTC Services, Inc acquisition. We are amortizing the goodwill on a straight-line basis over fifteen years.

         During the first quarter of fiscal 2000, we completed a merger with GET Manufacturing, Inc. and recorded a one-time acquisition-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees associated with the merger.

         Interest income decreased to $32,000 in the second quarter of fiscal 2000 from $0.4 million in the second quarter of fiscal 1999 as a result of decreased cash on hand. Interest income increased approximately $0.4 million in the first six months of fiscal 2000 to $1.2 million from $0.8 million for the same period in fiscal 1999 as a result of increased cash on hand in the first quarter of fiscal 2000.

         Interest expense decreased approximately $0.8 million in the second quarter of fiscal 2000 to $1.5 million as compared to $2.3 million in the second quarter of fiscal 1999. Interest expense decreased approximately $2.2 million for the first six months of fiscal 2000 to $2.0 million from $4.2 million. These decreases are primarily a result of the principal payment on our private placement debt of approximately $8.3 million made in the fourth quarter of fiscal 1999 and decreased borrowings to support working capital needs.

         Our effective tax rate decreased to 31% and 32% in the second quarter and first six months of fiscal 2000, respectively, from 35% in each of the second quarter and first six months of fiscal 1999. The tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysian subsidiary.


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

ACQUISITIONS AND EXPANSION

         The EMS industry has experienced rapid growth over the past several years as an increasing number of Original Equipment Manufacturers ("OEMs") have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisition of certain manufacturing facilities from Hewlett-Packard Company. OEMs are turning to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, reduce their capital investment in manufacturing facilities, and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities, as well as acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our recent acquisition of GET Manufacturing, Inc and Bull Information Technology. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our recent acquisition of EFTC Services, Inc., an electronic product service and repair business. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses;
(2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; (5) possible adverse tax and accounting effects; (6) the diversion of management's attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; and (10) unforeseen difficulties in the acquired operations.

         During this fiscal year, we announced a greenfield expansion in Tiszaujvaros, Hungary. The initial facility will be approximately 250,000 square feet and is scheduled to begin production in September of 2000. We have also announced a 325,000 square-foot manufacturing and product development campus expansion of our Auburn Hills, Michigan facility.

LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2000, our principal sources of liquidity consisted of cash and available borrowings under our credit facilities. Prior to April 7, 2000, we had a committed line of credit with a syndicate of banks that provided up to $225 million of working capital borrowing capacity. As of February 29, 2000 we were utilizing $95 million under that facility.

         On April 7, 2000, we renegotiated our line of credit facility and established a $500 million revolving credit facility with a syndicate of banks ("Revolver"). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the banks' prime rate. We pay interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception date plus a factor of 1.25% to 1.875% depending on our funded debt to total capitalization ratios. We pay a commitment fee on the unused portion of the Revolver at 0.25% to 0.375% depending on our funded debt to total capitalization ratios. The renegotiated Revolver expires on April 6, 2003 and outstanding borrowings are then due and payable. The Revolver as secured by all or part of the stock of certain subsidiaries, contains certain affirmative and negative covenants customary for this type of agreement and includes financial covenants with respect to coverage of fixed charges, net worth and incurrence of indebtedness.

         We used $20.8 million of cash in operating activities for the six months ended February 29, 2000. The use of cash was primarily due to an increase in inventories of $132.1 million, an increase of $114.9 million in accounts receivable, offset by net income of $60.4 million, depreciation and amortization of $43.5 million, and increases in accounts payable and accrued expenses of $126.0 million. The increases in inventories and accounts receivable were due to commensurate increases in levels of business.

         Net cash used in investing activities of $132.0 million for the six months ended February 29, 2000 consisted of our capital expenditures of $127.7 million for equipment worldwide in order to support increased activities and cash paid in the acquisitions of EFTC Services, Inc. and Bull Information Technology of $27.4 million and $5.7 million, respectively.

         On September 13, 1999 we issued approximately 5.6 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider.

         During the quarter ending November 30, 1999, we filed a "shelf" registration statement registering the potential sale of debt and equity securities in the future from time-to-time to augment our liquidity and capital resources. We have not yet determined when or if any such securities may be issued. We have not yet requested the registration statement be declared effective by the Securities and Exchange Commission, and such securities may not be sold until such act occurs.

         We believe that cash on-hand, funds provided by operations and available borrowings under our credit facility will be sufficient to satisfy our currently anticipated working capital and capital expenditure requirements for the next twelve months. However, to the extent we pursue additional expansion opportunities through acquisition or construction of greenfield facilities that require funding in excess of cash on-hand, funds provided by operations and available borrowings under the credit facility, we may need to finance such expansion with public and private offerings of our debt and equity and there can be no assurance that we could effect such financing on satisfactory terms, if at all.


"YEAR 2000" READINESS

         We continue to actively monitor the Year 2000 compliance of our global information technology infrastructure and business system applications, manufacturing equipment and systems. While not all possible Year 2000-date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, to date we have not experienced material disruption or other significant problems. We are continuing to evaluate our exposure where appropriate.

         We are unable to fully determine the effect of a failure of our own systems or those of third parties with whom we do business, but any significant failures could have a material adverse effect on our financial position, results of operations and cash flows.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in our market risk during the six months ended February 29, 2000. Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of our 1999 Annual Report on Form 10-K for the fiscal year ended August 31, 1999 and is incorporated herein by reference.


PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Shareholders, held on January 13, 2000, the following proposals were voted upon by the shareholders as indicated below (these numbers have not been adjusted to reflect our two-for-one stock split to shareholders of record as of March 23, 2000):

1.       To elect the board of directors

                                                        Number of Shares
                                                   -------------------------
                                                       For          Withheld
                                                   ----------       --------

         William D. Morean                         76,296,911        290,781
         Thomas A. Sansone                         76,296,348        291,344
         Timothy L. Main                           76,297,048        290,644
         Lawrence J. Murphy                        76,181,088        406,604
         Mel S. Lavitt                             76,195,324        392,368
         Steven A. Raymund                         76,295,191        292,501
         Frank A. Newman                           72,293,638        294,054

2. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 120,000,000 to 250,000,000.

                  For                  Against           Abstain
                  ---                  -------           -------
                  73,892,497          2,657,223          37,972

3. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 1,000,000 to10,000,000 shares.

         For               Against           Abstain        Broker non-vote
         ---               -------           -------        ---------------
         46,741,051        23,384,138        59,599         6,402,904

4. To approve an amendment to the Company's 1992 Employee Stock Purchase Plan to increase by 500,000 the number of shares reserved for issuance thereunder.

                  For                  Against           Abstain
                  ---                  -------           -------
                  76,214,730           260,174           112,788

5. To approve an amendment to the Jabil Circuit, Inc. 1992 Stock Option Plan to increase the shares reserved for issuance under the plan from 5,892,472 as of October 21, 1999 to 9,392,472 shares.

                  For                  Against           Abstain
                  ---                  -------           -------
                  46,374,854           30,047,990        164,848


6. To ratify the selection of KPMG LLP as independent auditors for the Company.

                  For                  Against           Abstain
                  ---                  -------           -------
                  76,405,698           52,129            129,865

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1      Certificate of Incorporation of Jabil Circuit, Inc.

                  3.2      Bylaws of Jabil Circuit, Inc.

                  10.1 Amended and Restated Loan Agreement dated as of April 7, 2000 among Jabil Circuit, Inc. and Certain Borrowing Subsidiaries, The Banks Named Therein and Bank One, NA As Administrative Agent and SunTrust Bank As Syndication Agent

                  27.1     Financial Data Schedule.


         (b)      Reports on Form 8-K

                           On March 16, 2000 we filed a Current Report on Form 8-K reporting financial results for the second quarter and first six months of fiscal 2000 and announced a stock split in the form of a 100 percent stock dividend.

                           On March 29, 2000 we filed a Current Report on Form 8-K regarding our stock split.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Jabil Circuit, Inc.
                                          Registrant

Date:  April 13, 2000                     By: /s/ Timothy L. Main
       --------------                        ----------------------------------
                                                  Timothy L. Main
                                                  President

Date: April 13, 2000                      By:  /s/ Chris A. Lewis
      --------------                         ----------------------------------
                                                   Chris A. Lewis
                                                   Chief Financial Officer