Form 10-Q
period 2000-05-31
JABIL CIRCUIT INC
filed 2000-07-17
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 2000.

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

Registrant's Telephone No., including area code: (727) 577-9749
                                                 --------------

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

                                Yes [X]    No [ ]

         As of June 23, 2000, there were 189,969,765 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at
          May 31, 2000 and August 31, 1999............................................................  3

          Consolidated Statements of Earnings for the three months
          and nine months ended May 31, 2000 and May 31, 1999.........................................  4

          Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2000 and May 31, 1999.............................................  5

          Consolidated Statements of Cash Flows for the nine months
          ended May 31, 2000 and May 31, 1999.........................................................  6

          Notes to Consolidated Financial Statements..................................................  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............................................  12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................  16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................  16

Item 6.   Exhibits and Reports on Form 8-K............................................................  17

          Signatures..................................................................................  18

PART I.  FINANCIAL INFORMATION

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    May 31,         August 31,
                                                     2000              1999
                                                 -----------       -----------
ASSETS
Current assets
  Cash and cash equivalents                      $    38,999       $   125,949
  Short-term investments                                  --            27,176
  Accounts receivable - Net                          437,333           261,078
  Inventories                                        409,983           217,840
  Prepaid expenses and other current assets           36,872            15,174
  Deferred income taxes                               13,638            13,896
                                                 -----------       -----------

        Total current assets                         936,825           661,113

Property, plant and equipment, net                   501,322           353,522
Other assets                                          41,048            20,786
                                                 -----------       -----------

                                                 $ 1,479,195       $ 1,035,421
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current installments of long term debt         $     8,333       $    10,989
  Short-term debt                                         --            21,501
  Accounts payable                                   462,731           300,093
  Accrued expenses                                    75,669            59,186
  Income taxes payable                                 8,905            20,511
                                                 -----------       -----------

        Total current liabilities                    555,638           412,280

Long term debt, less current installments            205,000            33,333
Deferred income taxes                                 23,211            10,199
Deferred grant revenue                                 3,165             1,798
                                                 -----------       -----------

        Total liabilities                            787,014           457,610
                                                 -----------       -----------
Stockholders' equity
  Common stock                                           177               175
  Additional paid-in capital                         312,784           296,688
  Retained earnings                                  379,763           281,166
  Cumulative translation adjustment                     (543)             (218)
                                                 -----------       -----------

        Total stockholders' equity                   692,181           577,811
                                                 -----------       -----------

                                                 $ 1,479,195       $ 1,035,421
                                                 ===========       ===========




           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                Three months ended                Nine months ended
                                             May 31,          May 31,         May 31,            May 31,
                                              2000             1999            2000               1999
                                            ---------       ---------       -----------       -----------
Net revenue                                 $ 965,849       $ 582,238       $ 2,493,233       $ 1,636,056
  Cost of revenue                             871,307         518,417         2,241,221         1,457,438
                                            ---------       ---------       -----------       -----------

Gross profit                                   94,542          63,821           252,012           178,618

Operating expenses:
  Selling, general and administrative          34,327          22,902            92,990            66,179
  Research and development                      1,142           1,387             3,527             4,276
  Amortization of intangibles                     716             287             1,959               938
  Acquisition-related charge                       --              --             5,153                --
  Goodwill write-off                               --           3,578                --             3,578
                                            ---------       ---------       -----------       -----------
Operating income                               58,357          35,667           148,383           103,647

  Interest income                                (819)         (1,507)           (2,031)           (2,229)
  Interest expense                              3,859           1,482             5,898             5,697
                                            ---------       ---------       -----------       -----------

Income before income taxes                     55,317          35,692           144,516           100,179

  Income taxes                                 17,144          13,310            45,919            35,528
                                            ---------       ---------       -----------       -----------

Net income                                  $  38,173       $  22,382       $    98,597       $    64,651
                                            =========       =========       ===========       ===========

Earnings per share:
Basic                                       $    0.22       $    0.13       $      0.56       $      0.39
                                            =========       =========       ===========       ===========
Diluted                                     $    0.21       $    0.12       $      0.54       $      0.38
                                            =========       =========       ===========       ===========

Common shares used in the calculations
of earnings per share:
Basic                                         176,674         173,130           175,736           164,152
                                            =========       =========       ===========       ===========
Diluted                                       184,960         181,328           184,085           171,584
                                            =========       =========       ===========       ===========






           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                                                 Three months ended          Nine months ended
                                               May 31,       May 31,       May 31,       May 31,
                                                2000           1999         2000           1999
                                              --------       -------      --------       -------
Net Income                                    $ 38,173       $22,382      $ 98,597       $64,651

Other comprehensive income (loss):
Foreign currency translation adjustments            (1)           --          (325)           --

                                              --------       -------      --------       -------
Comprehensive income                          $ 38,172       $22,382      $ 98,272       $64,651
                                              ========       =======      ========       =======






















           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Nine months ended
                                                                  May 31,         May 31,
                                                                   2000             1999
                                                                 ---------       ---------
Cash flows from operating activities:
  Net income                                                     $  98,597       $  64,651
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 71,084          47,951
      Goodwill written-off                                              --           3,578
      Recognition of grant revenue                                    (885)           (620)
      Deferred income taxes                                         13,270          10,395
      Loss on sale of property                                       4,150           2,697
      Changes in operating assets and liabilities:
        Accounts receivable                                       (173,070)        (81,378)
        Inventories                                               (188,803)        (19,552)
        Prepaid expenses and other current assets                  (21,665)         (6,406)
        Other assets                                                 1,284          (7,248)
        Accounts payable and accrued expenses                      180,911         100,417
        Income taxes payable                                       (11,606)         (9,036)
                                                                 ---------       ---------

      Net cash (used) in / provided by operating activities        (26,733)        105,449
                                                                 ---------       ---------
Cash flows from investing activities:
  Net cash paid for business acquisitions                          (33,085)             --
  Proceeds from sale of short-term investments                      27,176              --
  Acquisition of property, plant and equipment                    (218,001)       (134,568)
  Proceeds from sale of property and equipment                       2,128             788
                                                                 ---------       ---------

      Net cash used in investing activities                       (221,782)       (133,780)
                                                                 ---------       ---------
Cash flows from financing activities:
  Increase in (repayment of) note payable to bank                  180,000         (30,881)
  Payments of long-term debt                                       (32,490)         (4,765)
  Net proceeds from issuance of common stock                        11,804         202,649
  Proceeds from Scottish grant                                       2,251             395
                                                                 ---------       ---------

      Net cash provided by financing activities                    161,565         167,398
                                                                 ---------       ---------

Net decrease in cash and cash equivalents                          (86,950)        139,067
Cash and cash equivalents at beginning of period                   125,949          28,897
                                                                 ---------       ---------

Cash and cash equivalents at end of period                       $  38,999       $ 167,964
                                                                 =========       =========





           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC"), for interim reporting. As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 1999, contained in our 1999 annual report on Form 10-K. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented when read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three-month and nine-month periods ended May 31, 2000 are not necessarily indicative of the results that should be expected for a full fiscal year.

     EARNINGS PER SHARE

                  The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

EARNINGS PER SHARE
     (Unaudited)


In thousands                              Three months ended           Nine months ended
                                                May 31,                     May 31,
                                          2000          1999          2000          1999
                                        --------      --------      --------      --------
Numerator:
Net income                              $ 38,173      $ 22,382      $ 98,597      $ 64,651

Denominator:
Denominator for basic EPS-
  weighted-average shares                176,674       173,130       175,736       164,152
Effect of dilutive securities:
    Employee stock options                 8,286         8,198         8,349         7,432
                                        --------      --------      --------      --------
Denominator for diluted EPS-
  adjusted weighted-average shares       184,960       181,328       184,085       171,584
                                        ========      ========      ========      ========

Basic EPS                               $   0.22      $   0.13      $   0.56      $   0.39
                                        ========      ========      ========      ========
Diluted EPS                             $   0.21      $   0.12      $   0.54      $   0.38
                                        ========      ========      ========      ========

                  For the three-month and nine-month periods ended May 31, 2000, options to purchase 12,685 and 212,008 shares of common stock, respectively, were outstanding during those periods but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. For the three-month and nine-month periods ended May 31, 1999, 0 and 11,000, respectively, of options were excluded.

STOCK SPLIT

                  All share and per share information presented herein and in our Consolidated Financial Statements has been retroactively restated to reflect a two-for-one stock split of our Common Stock, par value $.001 per share on March 31, 2000, paid in the form of a stock dividend, to holders of record on March 23, 2000.

COMMITMENTS AND CONTINGENCIES

                  We were named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants included certain of our suppliers, customers and competitors. The complaint alleged that we and the other defendants were each infringing upon as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The complaint sought to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. Lemelson offered all defendants the opportunity to license the patents alleged to be infringed. In June 2000, we entered into a license agreement with Lemelson on terms that are not expected to have a material adverse affect on our results of operations or financial condition. In addition, Lemelson agreed to dismiss us, with prejudice, as a defendant in the pending litigation.

                  We are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in aggregate, will have a material adverse effect on our financial position or results of operations.

SUBSEQUENT EVENTS

                  On June 6, 2000, the Company completed an equity offering of 13,000,000 shares of its Common Stock. The shares were offered at a public offering price of $41.75 per share for total gross proceeds of $542.8 million. Net proceeds to the Company were approximately $525.4 million after the underwriter's discount and fees and expenses. The net proceeds of the offering of shares sold by the Company will be used for repayment of debt under the Company's credit facility, for capital expenditures and for general corporate purposes, including working capital and funding possible acquisitions.

                  On July 5, 2000, the Company announced that it will acquire Telenor Technology Services, a repair and logistics services division of Telenor, a Norwegian provider of telecommunication, data and media communication services. The purchase price of approximately $3.8 million will be paid in cash. The closing of the transaction is subject to regulatory approval and is expected to be completed on or about July 20, 2000 and be accounted for as a purchase. Following the closing, the acquired operations will allow Jabil Global Services to offer circuit board repair and warranty services for European customers from Dublin, Ireland.

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

                  SEC Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements. We will be required to implement this bulletin in the fourth fiscal quarter of our fiscal year ending August 31, 2001. As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin as currently interpreted, we do not anticipate that the adoption of the bulletin will have a material impact on our consolidated financial statements.

NOTE 2.  BUSINESS COMBINATIONS

                  On February 1, 2000 we acquired the net assets of Bull Information Technology, an electronic manufacturing service provider. The business currently operates from leased facilities in the City of Contagem, State of Minas Gerais, in the Belo Horizonte region of Brazil. We are acquiring approximately 30 acres in Contagem and will be constructing a new facility to replace the currently leased operations. The purchase price of approximately $6 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $5 million of goodwill, which is being amortized on a straight-line basis over a period of 10 years. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

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

                  A reconciliation of the previously reported results of operations for the three and nine months ended May 31, 1999 to the results included in this Form 10-Q is as follows (in thousands):


                                   Three months ended                     Nine months ended
                               ----------------------------         ------------------------------
                                                         May 31, 1999
                               -------------------------------------------------------------------
                               Net Revenue       Net Income         Net Revenue         Net Income
                               -----------       ----------         -----------         ----------
Jabil Circuit, Inc.             $522,497          $ 24,403           $1,463,801          $ 65,304
GET Manufacturing, Inc            59,741            (2,021)             172,255              (653)
                                --------          --------           ----------          --------
Combined                        $582,238          $ 22,382           $1,636,056          $ 64,651
                                ========          ========           ==========          ========

NOTE 3.  INVENTORIES

                  The components of inventories consist of the following:

                  In thousands              May 31,          August 31,
                                             2000               1999
                                           --------          --------
                  Finished goods           $ 63,293          $ 29,015
                  Work-in-process            50,614            29,622
                  Raw materials             296,076           159,203
                                           --------          --------
                                           $409,983          $217,840
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

         The following table sets forth segment information (in thousands):


                                        Three Months Ended            Nine Months Ended
                                              May 31,                      May 31,
                                        2000          1999           2000            1999
                                      --------      --------      ----------      ----------
Net revenue                           $965,849      $582,238      $2,493,233      $1,636,056

Segment income before income tax      $ 59,499      $ 40,632      $  157,063      $  111,501
 Corporate (income) expense              4,182         1,362           7,394           7,744
 Acquisition-related charges                --            --           5,153              --
 Goodwill write-off                         --         3,578              --           3,578
                                      --------      --------      ----------      ----------
Income before income taxes            $ 55,317      $ 35,692      $  144,516      $  100,179
                                      ========      ========      ==========      ==========

                               May 31 ,2000                August 31, 1999
                               ------------                ---------------

Long-lived assets                $542,370                     $374,308

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

         Our net revenue for the third quarter and first nine months of fiscal 2000 increased 66% and 52% to $966 million and $2.49 billion, respectively, from $582 million and $1.64 billion in the third quarter and first nine months of fiscal 1999. This increase from the previous fiscal year was primarily due to increased production of communications and personal computer products. Foreign source revenue represented 43% of net revenue for both the third quarter and first nine months of fiscal 2000 compared to 38% and 39% for the same periods of fiscal 1999. The increase in foreign source revenue was attributable to increased production at our international locations.

         Gross margin decreased to 9.8% and 10.1% for the third quarter and first nine months of fiscal 2000 from 11.0% and 10.9% for the same periods of fiscal 1999 primarily reflecting a higher content of material-based revenue.

         Selling, general and administrative expenses in the third quarter of fiscal 2000 decreased to 3.6% of net revenue compared to 3.9% for the same period in the prior fiscal year, while increasing in absolute dollars from $22.9 million in the third quarter of fiscal 1999 to $34.3 million in the third quarter of fiscal 2000. Selling, general and administrative expenses in the first nine months of fiscal 2000 decreased to 3.7% of net revenue compared to 4.0% in the prior fiscal year, while increasing in absolute dollars from $66.2 million to $93.0 million. The dollar increases were primarily due to increased staffing and related departmental expenses at all our locations as well as increased information systems staff to support the expansion of our business.

         Research and development expenses decreased to 0.1% of net revenue for the third quarter and first nine months of fiscal 2000 as compared to 0.2% and 0.3% for the same periods of fiscal 1999. In absolute dollars, the expenses decreased approximately $0.2 million and $0.7 million versus the same periods of fiscal 1999.

         Amortization of intangibles remained a constant 0.1% of net revenue in the third quarter of fiscal 2000, while increasing from $0.3 million to $0.7 million as compared to the same period of fiscal 1999. Amortization of intangibles increased from $0.9 million in the first nine months of fiscal 1999 to $2.0 million for the same period in fiscal 2000, representing 0.1% of sales for both periods. This dollar increase is primarily attributable to the $18 million and $5 million of goodwill resulting from the EFTC Services, Inc. and Bull Information Technology acquisitions, respectively. We are amortizing the goodwill on a straight-line basis over fifteen years and ten years for the EFTC Services, Inc. and Bull Information Technology acquisitions, respectively.

         During the first quarter of fiscal 2000, we completed a merger with GET Manufacturing, Inc. and recorded a one-time acquisition-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees associated with the merger.

         Interest income decreased to $0.8 million in the third quarter of fiscal 2000 from $1.5 million in the third quarter of fiscal 1999 as a result of decreased cash on hand. Interest income decreased approximately $0.2 million in the first nine months of fiscal 2000 to $2.0 million from $2.2 million for the same period in fiscal 1999 as a result of decreased cash on hand in the second and third quarters of fiscal 2000.

         Interest expense increased approximately $2.4 million in the third quarter of fiscal 2000 to $3.9 million as compared to $1.5 million in the third quarter of fiscal 1999. Interest expense increased approximately $0.2 million for the first nine months of fiscal 2000 to $5.9 million from $5.7 million for the same period in fiscal 1999. These increases are primarily a result of increased borrowings to support plant expansions and working capital needs.

         Our effective tax rate decreased to 31% and 32% in the third quarter and first nine months of fiscal 2000, respectively, from 37% and 35% for the same periods of fiscal 1999. The tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysian subsidiary.

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

ACQUISITIONS AND EXPANSION

         The EMS industry has experienced rapid growth over the past several years as an increasing number of Original Equipment Manufacturers ("OEMs") have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisition of certain manufacturing facilities from Hewlett-Packard Company. OEMs are turning to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, reduce their capital investment in manufacturing facilities, and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities, as well as acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our recent acquisition of GET Manufacturing, Inc. and Bull Information Technology. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our recent acquisition of EFTC Services, Inc., an electronic product service and repair business, and pending acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; (5) possible adverse tax and accounting effects; (6) the diversion of management's attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; and (10) unforeseen difficulties in the acquired operations.

         During this fiscal year, we announced greenfield expansions in Tiszaujvaros, Hungary and Chihuahua, Mexico. The Hungarian facility will be approximately 250,000 square feet and is scheduled to begin production in September of 2000. In Chihuahua, two 250,000 square-foot facilities will be constructed to add capacity in Mexico. We have also announced expansions of existing sites in North America.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2000, our principal sources of liquidity consisted of cash and available borrowings under our credit facilities. Prior to April 7, 2000, we had a committed line of credit with a syndicate of banks that provided up to $225 million of working capital borrowing capacity.

         On April 7, 2000, we renegotiated our line of credit facility and established a $500 million revolving credit facility with a syndicate of banks ("Revolver"). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the banks' prime rate. We pay interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception date plus a factor of 1.125% to 1.875% depending on our funded debt to total capitalization ratios. We pay a commitment fee on the unused portion of the Revolver at 0.25% to 0.375% depending on our funded debt to total capitalization ratios. The renegotiated Revolver expires on April 6, 2003 and outstanding borrowings are then due and payable. The Revolver, as secured by all or part of the stock of certain subsidiaries, contains certain affirmative and negative covenants customary for this type of agreement and includes financial covenants with respect to coverage of fixed charges, net worth and incurrence of indebtedness. As of May 31, 2000 we were utilizing $180 million under that facility.

         We used $26.7 million of cash in operating activities for the nine months ended May 31, 2000. The use of cash was primarily due to an increase in inventories of $188.8 million, an increase of $173.1 million in accounts receivable, offset by net income of $98.6 million, depreciation and amortization of $71.1 million, and increases in accounts payable and accrued expenses of $180.9 million. The increases in inventories, accounts receivable and accounts payable were due to commensurate increases in levels of business.

         Net cash used in investing activities of $221.8 million for the nine months ended May 31, 2000 consisted of our capital expenditures of $218.0 million for construction and equipment worldwide in order to support increased activities and cash paid in the acquisitions of EFTC Services, Inc. and Bull Information Technology of $27.4 million and $5.7 million, respectively.

         On September 13, 1999 we issued approximately 5.6 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider.

         During the quarter ended November 30, 1999, we filed a "shelf" registration statement registering the potential sale of debt and equity securities in the future from time-to-time to augment our liquidity and capital resources. On June 9, 2000, we issued 13 million shares of our Common Stock pursuant to such shelf registration statement. The shares were offered at a public offering price of $41.75 per share for total gross proceeds of $542.8 million. Net proceeds to the Company were approximately $525.4 million after fees and expenses. A portion of net proceeds from such offering were used for repayment of debt under the Company's Revolver, with the remainder to be used for capital expenditures and for general corporate purposes, including working capital and funding possible acquisitions.

         We believe that cash on-hand, funds provided by operations and available borrowings under our Revolver will be sufficient to satisfy our currently anticipated working capital and capital expenditure requirements for the next twelve months. However, to the extent we pursue additional expansion opportunities through acquisition or construction of greenfield facilities that require funding in excess of cash on-hand, funds provided by operations and available borrowings under the Revolver, we may need to finance such expansion with public and private offerings of our debt and equity and there can be no assurance that we could effect such financing on satisfactory terms, if at all.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in our market risk during the nine months ended May 31, 2000. Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of our 1999 Annual Report on Form 10-K for the fiscal year ended August 31, 1999 and is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         We were named as a defendant, along with 87 other companies engaged in the electronics and other industries, in a patent infringement lawsuit filed by the Lemelson Medical, Education & Research Foundation Limited Partnership ("Lemelson") in the U.S. District Court for the District of Arizona on February 26, 1999. The defendants included certain of our suppliers, customers and competitors. The complaint alleged that we and the other defendants were each infringing upon as many as 18 patents held by Lemelson relating to the defendants' manufacturing processes and products. The complaint sought to enjoin the defendants from further alleged acts of infringement, an unspecified amount of damages to compensate Lemelson for alleged past infringement, together with interest and costs, such damages to be trebled due to alleged willful infringement, reasonable attorney's fees, and such other relief that the court may award. Lemelson offered all defendants the opportunity to license the patents alleged to be infringed. In June 2000, we entered into a license agreement with Lemelson on terms that are not expected to have a material adverse affect on our results of operations or financial condition. In addition, Lemelson agreed to dismiss us, with prejudice, as a defendant in the pending litigation.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.     San Jose lease

                  27.     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  On May 10, 2000 we filed a Current Report on Form 8-K reporting audited restated financial statements reflecting the Company's financial position and results of operations as if GET were a wholly owned subsidiary of the Company since inception of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Jabil Circuit, Inc.
                                                Registrant

Date: July 17, 2000                             By: /s/ Timothy L. Main
      -------------                                 -----------------------
                                                    Timothy L. Main
                                                    President

Date: July 17, 2000                             By: /s/ Chris A. Lewis
      -------------                                 -----------------------
                                                    Chris A. Lewis
                                                    Chief Financial Officer