Form 10-K
period 2000-08-31
JABIL CIRCUIT INC
filed 2000-11-28
CIK 898293

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2000
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-21308
                              JABIL CIRCUIT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                              38-1886260
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

      10560 NINTH STREET NORTH,
       ST. PETERSBURG, FLORIDA                         33716
   (Address of Principal Executive                  (Zip Code)
               Offices)

      Registrant's telephone number, including area code:  (727) 577-9749

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                            Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE PER SHARE       NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant (based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on October 12, 2000) was approximately $6.5 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on October 12, 2000, was 190,457,939. The Registrant does not have any non-voting stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on January 18, 2001 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

THE COMPANY

     We are one of the leading worldwide independent providers of electronic manufacturing services ("EMS"). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers ("OEMs") in the communications, computer peripherals, and personal computer, automotive and consumer products industries. We serve our OEM customers with dedicated work cell business units that combine high volume, highly automated continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our customers currently include industry leaders such as Cisco Systems, Inc., Dell Computer Corporation, Hewlett-Packard Company, Johnson Controls, Inc. and Lucent Technologies. For the fiscal year ended August 31, 2000, we achieved net revenues of approximately $3.6 billion and net income of $145.6 million.

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

     We offer our customers complete turnkey EMS solutions that are responsive to their outsourcing needs. Our work cell business units are capable of providing:

     - integrated design and engineering services

     - component selection, sourcing and procurement

     - automated assembly

     - design and implementation of product testing

     - parallel global production

     - systems assembly and direct order fulfillment services

     - repair and warranty services

     We currently conduct our operations in facilities that are located in the United States, Brazil, China, Hungary, Ireland, Italy, Malaysia, Mexico and Scotland. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

     Our principal executive offices are located at 10560 Ninth Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. Our website is located at www.jabil.com. Information contained in our website is not a part of this document or the documents incorporated by reference in this document.

EMS INDUSTRY BACKGROUND

     The EMS industry is composed of companies that provide a range of manufacturing services for OEMs in the electronics industry. The EMS industry has experienced rapid growth over the past several years as an increasing number of OEMs have chosen an external manufacturing strategy. This growth has been impacted by OEMs divesting of internal manufacturing capacity. Factors driving OEMs to favor outsourcing to EMS providers include:

     - Reduced Product Cost. EMS providers are able to manufacture products at a reduced total cost to OEMs. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

     - Accelerated Product Time-to-Market and Time-to-Volume. EMS providers are able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. EMS providers are also able to rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

     - Access to Advanced Technologies. Customers of EMS providers gain access to advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to-market and manufacturability of their products.

     - Improved Inventory Management and Purchasing Power. EMS providers are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of the operations and continuous interaction with the materials marketplace.

     - Reduced Capital Investment in Manufacturing. OEMs are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing, and research and development. This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.

OUR STRATEGY

     We are focused on expanding our position as one of the leading global providers of electronic manufacturing services to major OEMs. To achieve this objective, we will continue implementing the following strategies:

     - Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading electronics companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow and global manufacturing. Historically, we have derived a majority of our growth from existing customers. We focus on maintaining long-term relationships with our customers and seek to expand such relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

     - Utilize Work Cell Business Units. Each of our work cell business units is dedicated to one customer and operates with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our work cell business units promote increased responsiveness to our customers' needs, particularly as a customer relationship grows to multiple production locations.

     - Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have constructed facilities in Chihuahua, Mexico and Tiszaujvaros, Hungary, and acquired facilities in Brazil, China and Mexico.

     - Offer Systems Assembly and Direct Order Fulfillment. Our systems assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. We offer these services at all of our manufacturing locations.

     - Pursue Selective Acquisition Opportunities. An increasing number of OEMs are divesting internal manufacturing operations to EMS providers. In many of these situations, the OEM enters into a customer relationship with the EMS provider. Our acquisition strategy is focused on obtaining OEM manufacturing operations with consistent growth, experienced management teams, and opportunities for long-term outsourcing relationships.

OUR APPROACH TO MANUFACTURING

     In order to achieve high levels of manufacturing performance, we have adopted the following approach:

     - Work Cell Business Units. Each of our work cell business units is dedicated to one customer and is empowered to formulate strategies tailored to its customer's needs. Each work cell business unit has dedicated production lines consisting of equipment, production workers, supervisors and engineers. Work cell business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The work cell business unit approach enables us to grow incrementally without disrupting the operations of other work cell business units.

     - Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate on a worldwide basis all financial, manufacturing and engineering commitments for each of our customers that have both domestic and global production requirements. Jabil's Business Unit Management has the authority to develop customer relationships, make design strategy decisions and production commitments, establish pricing and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously, with responsibility for the development of customer relationships and direct profit and loss accountability for work cell business unit performance.

     - Continuous Flow. We use a highly automated, "continuous flow" approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a "batch" approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing.

     - Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor qualities are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See "-- Technology."

     - Supply Chain Management. We utilize an electronic commerce system/electronic data interchange ("EDI") and web based tools with our customers and suppliers to implement a variety of supply chain management programs. Our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

OUR DESIGN SERVICES

     We offer a full spectrum of value-added design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. During fiscal year 2000, approximately one-half of our customers shipped product incorporating Jabil design. We offer the following design services:

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

     For fiscal years 2000, 1999 and 1998, we expended $4.8 million, $5.9 million and $5.4 million, respectively, on research and development activities. To date, substantially all of our research and development expenditures have related to internal research and development activities.

     In conjunction with the acquisition of the operations of the LaserJet Formatter Manufacturing Organization from Hewlett-Packard Company in August 1998, (the "HP Acquisition"), we recorded a charge of $6.5 million related to the write-off of in-process research and development. See Note 10 to the Consolidated Financial Statements.

CUSTOMERS AND MARKETING

     Our core strategy is to establish and maintain long-term relationships with leading electronics companies in expanding industries with the size and growth characteristics that benefit from highly automated continuous flow and global manufacturing. A small number of customers and significant industries have historically comprised a major portion of our net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to our customers who individually accounted for approximately 10% or more of our net revenue in any respective period:

                                                                YEAR ENDED AUGUST 31,
                                                               -----------------------
                                                               2000     1999     1998
                                                               -----    -----    -----
Cisco Systems, Inc..........................................    20%      18%      18%
Dell Computer Corporation...................................    16        *        *
Hewlett-Packard Company.....................................    14       22        *
Lucent Technologies.........................................    10        *        *
3Com Corporation............................................     *        *       16

---------------

* less than 10% of net revenues

     Jabil's revenue was distributed over the following significant industries for the periods indicated:

                                                                YEAR ENDED AUGUST 31,
                                                               -----------------------
                                                               2000     1999     1998
                                                               -----    -----    -----
Communications..............................................     44%      39%      48%
Computer Peripherals........................................     21       37       19
Personal Computers..........................................     21       10       12
Automotive and other........................................     14       14       21
                                                                ---      ---      ---
                                                                100%     100%     100%
                                                                ===      ===      ===

     In fiscal year 2000, 30 customers accounted for more than 95% of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industries have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See "Factors Affecting Future Results -- We Depend on a Limited Number of Customers" and Note 7 to the Consolidated Financial Statements.

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

INTERNATIONAL OPERATIONS

     A key element in our strategy is to provide localized production of global products produced for OEMs in the major consuming regions of North America, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing facilities in Brazil, China, Hungary, Ireland, Italy, Malaysia, Mexico and Scotland.

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

     See "Factors Affecting Future Results -- Our International Operations May Be Subject to Certain Risks" and "Management's Discussion and Analysis of Financial Analysis of Financial Condition and Results of Operations."

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

     We believe that the primary basis of competition in our targeted markets are capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See "Factors Affecting Future Results -- We are in a Highly Competitive Industry."

BACKLOG

     Our order backlog at August 31, 2000 was approximately $1.2 billion, compared to backlog of $688 million at August 31, 1999. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not be successful in doing so. See "Factors Affecting Future Results -- The Volume and Timing of Customer Sales May Vary."

COMPONENTS PROCUREMENT

     We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly of memory and logic devices. We cannot assure you that such shortfalls will not have a material adverse effect on our results of operations in the future. See "Factors Affecting Future Results -- The Availability of the Manufacturing Components We Need May be Limited."

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

     We currently have various patents. However, we believe that the rapid pace of technological change makes patent protection less significant than such factors as the knowledge and experience of management and personnel and our ability to develop, enhance and market manufacturing services.

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

EMPLOYEES

     As of August 31, 2000, we had 19,115 full-time employees, compared to 11,694 full-time employees at August 31, 1999 (including employees of GET Manufacturing, Inc.). In total, approximately 6,700 employees have joined us as a result of acquisitions or mergers completed in fiscal year 2000. We believe our employee relations are good.

GEOGRAPHIC INFORMATION

     The information regarding revenue, operating profit, identifiable assets and export sales set forth in Note 7 to the Consolidated Financial Statements, set forth elsewhere herein, is hereby incorporated by reference into this Part I, Item 1.

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

ITEM 2.  PROPERTIES

     We have manufacturing and support facilities located in the United States, Brazil, China, Hungary, Ireland, Italy, Malaysia, Mexico and Scotland. A summary of building locations is as follows:

                               CURRENT FACILITIES

                           YEAR                        APPROXIMATE
       LOCATION          COMMENCED   OWNED / LEASED   SQUARE FOOTAGE       DESCRIPTION(1)
       --------          ---------   --------------   --------------   -----------------------
St. Petersburg,            1984           Owned          110,000       High volume mfg.
  Florida..............
St. Petersburg,            1997           Owned          125,000       High volume mfg.
  Florida..............
St. Petersburg,            1997          Leased           91,000       Systems assembly
  Florida..............
St. Petersburg,            1997          Leased           27,000       Operations
  Florida..............
St. Petersburg,            1998          Leased           27,000       Office
  Florida..............
St. Petersburg,            1999           Owned           64,000       Corporate office
  Florida..............
St. Petersburg,            1999          Leased          129,800       High volume mfg.
  Florida..............
St. Petersburg,            2000          Leased           44,000       High volume mfg.
  Florida..............
St. Petersburg,            2000           Owned          167,000       High volume mfg.
  Florida..............
Auburn Hills,              1997          Leased           54,000       High volume mfg.
  Michigan.............
Auburn Hills,              1993           Owned          125,000       High volume mfg.
  Michigan.............
Auburn Hills,              1993          Leased           30,000       Warehouse
  Michigan.............
Auburn Hills,              1999          Leased           18,000       Design/warehouse
  Michigan.............
San Jose, California...    1998          Leased          181,000       Volume & prototype
                                                                       mfg., design
San Jose, California...    2000          Leased          100,000       High volume mfg.
Boise, Idaho...........    2000           Owned          170,000       Office/high volume mfg.
Boise, Idaho...........    2000          Leased           25,000       High volume mfg.
Billerica,                 1999          Leased          244,000       High volume mfg.
  Massachusetts........
Penang, Malaysia.......    1997           Owned          150,000       High volume mfg.
Guadalajara, Mexico....    1997           Owned          247,000       High volume mfg.

                           YEAR                        APPROXIMATE
       LOCATION          COMMENCED   OWNED / LEASED   SQUARE FOOTAGE       DESCRIPTION(1)
       --------          ---------   --------------   --------------   -----------------------
Livingston, Scotland...    1997           Owned          130,000       High volume mfg.
Livingston, Scotland...    1999          Leased          100,000       Systems assembly
Bergamo, Italy.........    1998          Leased          102,000       High volume mfg.
Panyu, China...........    1999           Owned          210,000       High volume mfg.
Shenzhen, China(2).....    1999          Leased          435,000       High volume mfg.
Dan Shui, China(2).....    1999          Leased          129,000       High volume mfg.
Tijuana, Mexico........    1999          Leased           63,000       High volume mfg.
Sheung Shui, Hong
  Kong.................    1999           Owned           95,000       Office, warehouse
Oldsmar, Florida.......    1999          Leased           45,000       Repair services
Louisville, Kentucky...    1999          Leased           40,000       Repair services
Memphis, Tennessee.....    1999          Leased           80,000       Repair services
Memphis, Tennessee.....    1999          Leased           75,000       Repair services
Dublin, Ireland........    2000          Leased           42,000       Repair services
Chihuahua, Mexico......    2000          Leased           82,000       High volume mfg.
Tiszaujvaros,
  Hungary..............    2000           Owned          243,000       High volume mfg.
Contagem, Brazil.......    2000          Leased           74,000       High volume mfg.

---------------

(1) Our manufacturing facilities in Brazil, California, China, Florida, Idaho, Italy, Malaysia, Guadalajara, Scotland and Tijuana are ISO-9002 certified. Our manufacturing facilities in Michigan and Scotland are QS-9000 while Michigan and Florida are ISO-9001 certified. Michigan and Malaysia are also ISO-14001 certified.
(2) Our manufacturing facilities in China are leased from joint venture partners.

     We are currently constructing high volume manufacturing facilities in Penang, Malaysia, Chihuahua, Mexico and Auburn Hills, Michigan.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders during the fourth quarter covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the New York Stock Exchange under the symbol "JBL." The following table sets forth the high and low closing sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated. The table has been adjusted to reflect two two-for-one stock splits in the form of a 100% stock dividend to stockholders that were paid on February 17, 1999 and March 30, 2000.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED AUGUST 31, 2000
First Quarter (September 1, 1999 -- November 30, 1999)......  $35.75   $22.00
Second Quarter (December 1, 1999 -- February 29, 2000)......   38.59    31.22
Third Quarter (March 1, 2000 -- May 31, 2000)...............   44.63    31.81
Fourth Quarter (June 1, 2000 -- August 31, 2000)............   62.34    36.50
YEAR ENDED AUGUST 31, 1999
First Quarter (September 1, 1998 -- November 30, 1998)......   14.63     6.30
Second Quarter (December 1, 1998 -- February 28, 1999)......   19.35    14.88
Third Quarter (March 1, 1999 -- May 31, 1999)...............   24.13    15.97
Fourth Quarter (June 1, 1999 -- August 31, 1999)............   26.78    18.32

     As of October 12, 2000, there were approximately 2,511 holders of record of our common stock.

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report. The historical information set forth below has been restated to reflect the September 1999 merger with GET which was accounted for as a pooling of interests.

                                                           YEARS ENDED AUGUST 31,
                                      -----------------------------------------------------------------
                                         2000          1999          1998          1997         1996
                                      ----------    ----------    ----------    ----------   ----------
                                                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF EARNINGS
  DATA:
Net revenue.........................  $3,558,321    $2,238,391    $1,484,245    $1,178,644   $1,050,624
  Cost of revenue...................   3,199,972     1,992,803     1,307,692     1,040,214      959,495
                                      ----------    ----------    ----------    ----------   ----------
Gross profit........................     358,349       245,588       176,553       138,430       91,129
  Selling, general and
    administrative..................     132,717        92,015        60,116        45,086       34,404
  Research and development..........       4,839         5,863         5,355         4,593        4,205
  Amortization of intangibles.......       2,724         1,225            --            --           --
  Acquisition and merger-related
    charge..........................       5,153(1)      7,030(2)     20,825(3)         --           --
  Goodwill write-off................          --         3,578(2)      3,578(3)         --           --
                                      ----------    ----------    ----------    ----------   ----------
Operating income....................     212,916(1)    135,877(2)     86,679(3)     88,751       52,520
  Income from joint ventures........          --            --            --        (1,287)        (316)
  Interest income...................      (7,385)       (4,536)         (238)       (3,697)      (1,369)
  Interest expense..................       7,605         7,110         3,876         5,811        9,510
                                      ----------    ----------    ----------    ----------   ----------
Income before income taxes..........     212,696       133,303        83,041        87,924       44,695
  Income taxes......................      67,048        48,484        25,572        28,611       14,311
                                      ----------    ----------    ----------    ----------   ----------
         Net income.................  $  145,648(1) $   84,819(2) $   57,469(3) $   59,313   $   30,384
                                      ==========    ==========    ==========    ==========   ==========
Earnings per share(4):
  Basic.............................  $     0.81    $     0.51    $     0.36    $     0.38   $     0.21
  Diluted...........................  $     0.78(1) $     0.49(2) $     0.35(3) $     0.36   $     0.20
Common shares used in the
  calculations of earnings per
  share(4):
  Basic.............................     179,032       166,754       158,589       155,181      147,815
  Diluted...........................     187,448       174,334       164,934       163,890      155,558

                                                                  AUGUST 31,
                                           --------------------------------------------------------
                                              2000         1999        1998       1997       1996
                                           ----------   ----------   --------   --------   --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital..........................  $  695,295   $  248,833   $102,394   $103,253   $119,321
Total assets.............................   2,018,192    1,035,421    625,173    484,133    370,025
Current installments of long-term
  obligations and other short-term
  debt...................................       8,333       32,490     28,302      9,173      9,342
Notes payable and long-term obligations,
  excluding current installments.........      25,000       33,333     83,582     53,540     63,499
Net stockholders' equity.................   1,270,183      577,811    285,118    216,913    152,864

---------------

(1) During 2000, we recorded additional merger-related charges of $5.2 million ($4.7 million after-tax) in connection with the merger with GET Manufacturing ("GET Merger"). Operating income excluding this charge was $218.1 million. Net income excluding this charge was $150.3 million and diluted earnings per share was $0.80.
(2) During 1999, we recorded a merger-related charge of $7.0 million ($6.5 million after-tax) in connection with the GET Merger. During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 year end, the write-off falls into the results of operations for both years ended August 31, 1999 and 1998. Stockholders' equity was adjusted so that the duplicate amount is reflected only once in retained earnings. Operating income excluding these charges was $146.5 million for the year ended August 31, 1999. Net income excluding these charges was $94.6 million and diluted earnings per share was $0.54.
(3) In connection with the acquisition of certain assets of the LaserJet Formatter Manufacturing Organization of the Hewlett-Packard Company, (the "HP Acquisition"), we recorded an acquisition-related charge of $20.8 million ($12.9 million after-tax). During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET Manufacturing's fiscal year was conformed to an August 31 year end, this charge is included in the operating results of the year ended August 31, 1998. Operating income excluding these charges was $111.1 million. Net income excluding this charge was $73.7 million and diluted earnings per share was $0.45.
(4) Gives effect to two-for-one stock splits in the form of 100% stock dividends to stockholders of record on March 23, 2000 and on February 5, 1999.

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

     Our operating results are impacted by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. During periods of low volume production, we generally have idle capacity and reduced operating margins. As our capacity has grown during recent years, both through the construction of new greenfield facilities and the expansion of existing facilities, our selling, general and administrative expenses have increased to support this growth.

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

     An important element of our strategy is the expansion of our global production facilities. Substantially all of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United States are denominated in local currencies. We typically hedge these local currency costs through the purchase of foreign exchange contracts, the amount and cost of which have not been material.

     We continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations or financial condition. See Note 7 to the Consolidated Financial Statements.

ACQUISITIONS AND EXPANSION

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

     On September 1, 1999 we acquired, through our Jabil Global Services subsidiary, the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services, Inc. continues to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $28 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $19 million of goodwill, which is being amortized, on a straight-line basis over a period of 15 years. The consolidated financial statements include the operating results of the acquired business from the date of acquisition.

     On September 13, 1999 we issued approximately 10.2 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider. The business combination was accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements presented herein have been restated to include the accounts and results of operations of GET Manufacturing, Inc. In connection with the merger, we recorded acquisition-related charges of $7.0 million ($6.5 million after-tax) and $5.2 million ($4.7 million after-tax) in the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000, respectively consisting of key employee severance and legal and professional fees associated with the merger.

     On February 1, 2000, we acquired the net assets of Bull Information Technology, an electronic manufacturing service provider. The business operates in the city of Contagem, State of Minas Gerais, in the Belo Horizonte region Brazil. The purchase price of approximately $6 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $5 million of goodwill, which is being amortized, on a straight-line basis over a period of 10 years. The consolidated financial statements include the operating results of the acquired business from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     On July 20, 2000 we acquired the share capital of Telenor Technology Services Limited, a repair and logistics services division of Telenor Mobile Communications AS, a Norwegian provider of telecommunication, data and media communication services. The purchase price of approximately $4 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $2 million of goodwill, which is being amortized, on a straight-line basis over a period of 15 years. The acquired operations allow Jabil Global Services to offer circuit board repair and warranty services for European customers from Dublin, Ireland. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     During this fiscal year, we announced greenfield expansions in Tiszaujvaros, Hungary and Chihuahua, Mexico. The Hungarian facility is approximately 250,000 square feet and is scheduled to begin production in the fall of 2000. In Chihuahua, two 250,000 square-foot facilities will be constructed to add capacity in Mexico. We have also announced expansions of existing sites in North America.

     The EMS industry has experienced rapid growth over the past several years as an increasing number of OEMs have outsourced their manufacturing requirements. OEMs are turning to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, reduce their capital investment in manufacturing facilities, and achieve parallel manufacturing of the same product throughout the world. We believe that further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                              YEARS ENDED AUGUST 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenue...............................................    100.0%   100.0%   100.0%
Cost of revenue...........................................     89.9     89.0     88.1
                                                              -----    -----    -----
Gross margin..............................................     10.1     11.0     11.9
Selling, general and administrative.......................      3.7      4.1      4.1
Research and development..................................      0.1      0.3      0.4
Amortization of intangibles...............................      0.1       --       --
Acquisition and merger-related charge.....................      0.2      0.3      1.4
Goodwill write-off........................................       --      0.2      0.2
                                                              -----    -----    -----
Operating income..........................................      6.0      6.1      5.8
Interest income...........................................     (0.2)    (0.2)      --
Interest expense..........................................      0.2      0.3      0.2
                                                              -----    -----    -----
Income before income taxes................................      6.0      6.0      5.6
Income taxes..............................................      1.9      2.2      1.7
                                                              -----    -----    -----
Net income................................................      4.1%     3.8%     3.9%
                                                              =====    =====    =====

  Fiscal Year Ended August 31, 2000 Compared to Fiscal Year Ended August 31,
1999

     Net Revenue. Our net revenue increased 59.0% to $3.6 billion for fiscal year 2000, up from $2.2 billion in fiscal year 1999. The increase was primarily due to increased production of communications products. Foreign source revenue represented 43.5% of our net revenue for fiscal year 2000 and 40.5% of net revenue for fiscal year 1999. The increase in foreign source revenue was attributable to increased production in our international locations.

     Gross Profit. Gross margin decreased to 10.1% in fiscal year 2000 from 11.0% in fiscal year 1999, reflecting a higher content of material-based revenue and under-utilization of assets in certain international factories.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $132.7 million (3.7% of net revenue) in fiscal year 2000 from $92.0 million (4.1% of net revenue) in fiscal year 1999. This increase was primarily due to continued increases in staffing and related departmental expenses at all of our locations along with increases in information systems staff to support the expansion of our business.

     Research and Development. Research and development expenses in fiscal year 2000 decreased to $4.8 million (0.1% of net revenue) from $5.9 million (0.3% of net revenue) in fiscal year 1999 as a result of an increase in the rate of recovery of these costs from our customers.

     Amortization of Intangibles. We recorded $2.7 million of amortization of intangibles in fiscal year 2000 as compared to $1.2 million in fiscal year 1999. This increase is attributable to the amortization of the goodwill arising from the EFTC Services, Inc. and Bull Technology, Inc. acquisitions.

     Acquisition and Merger-Related Charge. During the first quarter of fiscal year 2000, we incurred $5.2 million in merger-related charges consisting of key employee severance and legal and professional fees associated with the GET merger. See Note 10 to the Consolidated Financial Statements.

     Interest Income. Interest income increased to $7.4 million in fiscal year 2000 from $4.5 million in fiscal year 1999 reflecting increased income on greater cash balances resulting from an equity offering completed in the fourth quarter. See Note 6 to the Consolidated Financial Statements of fiscal year 2000.

     Interest Expense. Interest expense increased to $7.6 million in fiscal year 2000, from $7.1 million in fiscal year 1999, primarily reflecting slightly increased short-term borrowings to support plant expansions and working capital needs.

     Income Taxes. In fiscal year 2000, our effective tax rate decreased to 31.5% from 36.4% in fiscal year 1999. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. See
Note 5 to the Consolidated Financial Statements.

  Fiscal Year Ended August 31, 1999 Compared to Fiscal Year Ended August 31,
1998

     Net Revenue. Our net revenue increased 50.8% to $2.2 billion for fiscal year 1999, up from $1.5 billion in fiscal year 1998. The increase was primarily due to incremental revenue resulting from the HP Acquisition as well as increased production of communication products. Foreign source revenue represented 40.5% of our net revenue for fiscal year 1999 and 41.0% of net revenue for fiscal year 1998.

     Gross Profit. Gross margin decreased to 11.0% in fiscal year 1999 from 11.9% in fiscal year 1998, reflecting a higher content of material-based revenue from the HP Acquisition and under-utilization of assets in certain international factories.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $92.0 million (4.1% of net revenue) in fiscal year 1999 from $60.1 million (4.1% of net revenue) in fiscal year 1998. This increase was primarily due to continued increases in staffing and related departmental expenses at all of our locations, including the sites acquired in the HP Acquisition, along with increases in information systems staff to support the expansion of our business.

     Research and Development. Research and development expenses in fiscal year 1999 increased to $5.9 million (0.3% of net revenue) from $5.4 million (0.4% of net revenue) in fiscal year 1998 due to the expansion of electronic design activities.

     Amortization of Intangibles. Amortization of Intangibles of $1.2 million was recorded in fiscal year 1999 as a result of the HP Acquisition. See Note 10 to the Consolidated Financial Statements.

     Acquisition and Merger-Related Charges. During the fourth quarter of fiscal year 1999, we incurred $7.0 million in merger-related charges consisting of professional fees and other merger-related charges as part of the GET merger. See Note 10 to the Consolidated Financial Statements.

     Goodwill Write-Off. During March 1999, we recorded a write-off of impaired goodwill related to a subsidiary of GET. As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 year end, the write-off falls into the results of operations for both years ended August 31, 1999 and 1998. Stockholders' equity was adjusted to eliminate the duplicate amount from retained earnings. See Note 1 to the Consolidated Financial Statements.

     Interest Income. Interest income increased to $4.5 million in fiscal year 1999 from $238,000 in fiscal year 1998, as a result of increased income on cash balances and short-term investments.

     Interest Expense. Interest expense increased to $7.1 million in fiscal year 1999, from $3.9 million in fiscal year 1998, primarily reflecting increased borrowings to support the HP Acquisition and working capital needs.

     Income Taxes. In fiscal year 1999, the effective tax rate increased to 36.4% from 30.8% in fiscal year 1998. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. See
Note 5 to the Consolidated Financial Statements.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial information for the 2000 and 1999 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments and an acquisition and merger-related charges which are discussed in Note 10 to the Consolidated Financial Statements) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                               FISCAL 2000                                     FISCAL 1999
                               -------------------------------------------    ---------------------------------------------
                                AUG. 31,    MAY 31,    FEB. 29,   NOV. 30,    AUG. 31,     MAY 31,      FEB. 28,   NOV. 30,
                                  2000        2000       2000       1999        1999         1999         1999       1998
                               ----------   --------   --------   --------    --------    ----------    --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue..................  $1,065,088   $965,849   $837,562   $689,822    $602,335    $  582,238    $558,703   $495,115
  Cost of revenue............     958,751    871,307    753,479    616,435     535,365       518,417     498,601    440,420
                               ----------   --------   --------   --------    --------    ----------    --------   --------
Gross profit.................     106,337     94,542     84,083     73,387      66,970        63,821      60,102     54,695
Selling, general and
  administrative.............      39,727     34,327     31,612     27,051      25,836        22,902      22,452     20,825
  Research and development...       1,312      1,142      1,203      1,182       1,587         1,387       1,432      1,457
Amortization of
  intangibles................         765        716        644        599         287           287         294        357
Acquisition and
  merger-related
  charges(1)(2)..............          --         --         --      5,153(1)    7,030(2)         --          --         --
Goodwill write-off(2)........          --         --         --         --          --         3,578(2)       --         --
                               ----------   --------   --------   --------    --------    ----------    --------   --------
Operating income (loss)......      64,533     58,357     50,624     39,402(1)   32,230(2)     35,667(2)   35,924     32,056
Interest income..............      (5,354)      (827)       (32)    (1,180)     (2,307)       (1,507)       (400)      (322)
Interest expense.............       1,707      3,867      1,474        565       1,413         1,482       2,292      1,923
                               ----------   --------   --------   --------    --------    ----------    --------   --------
Income (loss) before income
  taxes......................      68,180     55,317     49,182     40,017      33,124        35,692      34,032     30,455
  Income tax expense
    (benefit)................      21,129     17,144     15,246     13,529      12,956        13,310      11,778     10,440
                               ----------   --------   --------   --------    --------    ----------    --------   --------
        Net income...........  $   47,051   $ 38,173   $ 33,936   $ 26,488(1) $ 20,168(2) $   22,382(2) $ 22,254   $ 20,015
                               ==========   ========   ========   ========    ========    ==========    ========   ========
Earnings per share:
  Basic......................  $     0.25   $   0.22   $   0.19   $   0.15    $   0.12    $     0.13    $   0.14   $   0.13
                               ==========   ========   ========   ========    ========    ==========    ========   ========
  Diluted....................  $     0.24   $   0.21   $   0.18   $   0.15(1) $   0.11(2) $     0.12(2) $   0.13   $   0.12
                               ==========   ========   ========   ========    ========    ==========    ========   ========
Common shares used in the
  calculations of earnings
  per share(3):
  Basic......................     188,918    176,674    175,715    174,820     174,562       173,130     159,944    159,378
                               ==========   ========   ========   ========    ========    ==========    ========   ========
  Diluted....................     197,536    184,960    184,518    182,778     182,586       181,328     167,436    165,986
                               ==========   ========   ========   ========    ========    ==========    ========   ========

     The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

                                                          FISCAL 2000                                 FISCAL 1999
                                            ----------------------------------------   ------------------------------------------
                                            AUG. 31,   MAY 31,   FEB. 29,   NOV. 30,   AUG. 31,    MAY 31,    FEB. 28,   NOV. 30,
                                              2000      2000       2000       1999       1999       1999        1999       1998
                                            --------   -------   --------   --------   --------    -------    --------   --------
Net revenue...............................   100.0%     100.0%    100.0%     100.0%     100.0%      100.0%     100.0%     100.0%
Cost of revenue...........................    90.0       90.2      90.0       89.4       88.9        89.0       89.2       89.0
                                             -----      -----     -----      -----      -----       -----      -----      -----
Gross profit..............................    10.0        9.8      10.0       10.6       11.1        11.0       10.8       11.0
Selling, general and administrative.......     3.7        3.6       3.8        3.9        4.3         3.9        4.0        4.2
Research and development..................     0.1        0.1       0.1        0.2        0.2         0.2        0.3        0.3
Amortization of intangibles...............     0.1        0.1       0.1        0.1         --         0.1        0.1        0.1
Acquisition and merger-related
  charges(1)(2)...........................      --         --        --        0.7        1.2(2)       --         --         --
Goodwill write-off(1)(2)..................      --         --        --         --         --         0.6(2)      --         --
                                             -----      -----     -----      -----      -----       -----      -----      -----
Operating income (loss)...................     6.1        6.0       6.0        5.7        5.4(2)      6.2(2)     6.4        6.4
Interest income...........................    (0.5)      (0.1)       --       (0.2)      (0.3)       (0.2)      (0.1)      (0.1)
Interest expense..........................     0.2        0.4       0.1        0.1        0.2         0.3        0.4        0.4
                                             -----      -----     -----      -----      -----       -----      -----      -----
Income (loss) before income taxes.........     6.4        5.7       5.9        5.8        5.5         6.1        6.1        6.1
Income tax expense (benefit)..............     2.0        1.8       1.8        2.0        2.1         2.3        2.1        2.1
                                             -----      -----     -----      -----      -----       -----      -----      -----
Net income................................     4.4%       3.9%      4.1%       3.8%       3.4%(2)     3.8%(2)    4.0%       4.0%
                                             =====      =====     =====      =====      =====       =====      =====      =====

---------------

(1) In connection with the GET Merger, we recorded merger-related charges of $5.2 million ($4.7 million after-tax) in the quarter ended November 30, 1999. Operating income excluding these charges was $44.6 million (6.5% of net revenue). Net income excluding this charge was $31.1 million (4.5% of net revenue), and diluted earnings per share was $0.17.
(2) In connection with the GET Merger, we recorded merger-related charges of $7.0 million ($6.5 million after-tax) in the quarter ended August 31, 1999. During the quarter ended May 31, 1999, we recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). Operating income excluding these charges was $39.3 million (6.5% of net revenue) and $39.2 million (6.7% of net revenue) for the quarters ended August 31, 1999 and May 31, 1999, respectively. Net income excluding this charge was $26.6 million (4.4% of net revenue) and $26.0 million (4.5% of net revenue) and diluted earnings per share was $0.15 and $0.14 for the quarters ended August 31, 1999 and May 31, 1999, respectively.
(3) Gives effect to a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on March 23, 2000 and on February 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations from the proceeds of public equity offerings, private placement debt, borrowings on a revolving credit facility and cash generated from operations. In June 2000, we sold 13.0 million shares of our common stock, which generated net proceeds to us of approximately $525.4 million. Also, in March 1999, we sold 13.8 million shares of our common stock, which generated net proceeds of approximately $199 million to us.

     At August 31, 2000 our principal source of liquidity consisted of cash and short-term investments of $337.6 million and available borrowings under our credit facility and asset securitization program. See Note 4 to the Consolidated Financial Statements.

     Net cash provided by operating activities for the year ended August 31, 2000 was $35.4 million. This consisted primarily of $145.6 million of net income, $99.3 million of depreciation and amortization, $307.3 million of increases in accounts payable and accrued expenses, offset by $257.8 million of increases in accounts receivable and $255.6 million increases in inventories. The increases in inventory, accounts receivable and accounts payable were due to commensurate increases in levels of business.

     Net cash used in investing activities of $336.3 million for the year ended August 31, 2000 consisted of our capital expenditures of $333.1 million for construction and equipment worldwide in order to support increased activities and cash paid of $36.7 million in the acquisition of EFTC Services, Inc., Bull Information

Technology and Telenor Technology Services Limited, net of $27.2 million of proceeds from the sale of short-term investments.

     Net cash provided by financing activities of $512.6 million for the year ended August 31, 2000 resulted primarily from $525.4 million in proceeds from our common stock offering, offset in part by the repayment of borrowings on our revolving credit facility and an installment of principal on our private placement debt. See Notes 4 and 6 to the Consolidated Financial Statements.

     Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. In the event that we experience similar growth in the future, we may need to finance such growth and any corresponding working capital needs with additional borrowings under our revolving credit facility, as well as additional public and private offerings of our debt and equity. During the quarter ended November 30, 1999, we filed a "shelf" registration statement registering the potential sale of debt and equity securities in the future from time-to-time to augment our liquidity and capital resources. Our June 2000 offering of 13 million shares of our common stock was made pursuant to that registration statement. In August 2000, we effectively increased the amount of unissued securities under our shelf registration statement to $1.5 billion. In August 2000, we established a $225 million account receivables securitization program with a syndicate of banks which expires in August 2001. To date, we have not accessed any funds through that program. Should we do so, we would effectively pay interest on such funds at designated commercial paper rates plus agreed-upon margins.

     We believe that during fiscal year 2001, our capital expenditures will exceed $400 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings, and funds provided by operations, will be more than adequate to fund these capital expenditure and working capital requirements for fiscal 2001.

                        FACTORS AFFECTING FUTURE RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE

     Our annual and quarterly operating results are affected by a number of factors, including:

     - the level and timing of customer orders

     - the composition of the costs of sales between materials and labor and manufacturing overhead

     - price competition

     - our level of experience in manufacturing a particular product

     - the degree of automation used in our assembly process

     - the efficiencies achieved by us in managing inventories and fixed assets

     - fluctuations in materials costs and availability of materials

     - the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

The volume and timing of orders placed by our customers vary due to variation in demand for our customers' products, our customers' inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results."

WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS

     For the fiscal year ended August 31, 2000, our four largest customers accounted for approximately 60% of our net revenue and approximately 30 customers accounted for over 95% of our net revenue. For the fiscal year ended August 31, 2000, Cisco Systems, Inc., Dell Computer Corporation, Hewlett-Packard Company and Lucent Technologies accounted for approximately 20%, 16%, 14% and 10% of our net revenue, respectively. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Marketing."

THE VOLUME AND TIMING OF CUSTOMER SALES MAY VARY

     The volume and timing of sales to our customers may vary due to:

     - variation in demand for our customers' products

     - our customers' attempts to manage their inventory

     - electronic design changes

     - changes in our customers' manufacturing strategy

     - acquisitions of or consolidations among customers

     Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers' business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Backlog."

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY

     The electronic manufacturing services business is highly competitive. We compete against numerous domestic and foreign manufacturers, including SCI Systems, Inc., Solectron Corporation, Celestica, Inc. and Flextronics International. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development, and marketing resources than us. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing. See
"Business -- Competition."

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

WE MAY EXPERIENCE RISKS RELATING TO OUR COMPUTER INTEGRATION

     We have completed the installation of an Enterprise Resource Planning system in six of our locations. We are in the process of installing this system in our remaining plants which will replace the current Manufacturing Resource Planning system and financial information systems. Any delay in the implementation of these new information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

WE MAY ENCOUNTER DIFFICULTIES WITH ACQUISITIONS

     We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

     - Financial risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; and (5) possible adverse tax and accounting effects.

     - Operating risks, such as (1) the diversion of management's attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; and (5) unforeseen difficulties in the acquired operations.

THE AVAILABILITY OF THE MANUFACTURING COMPONENTS WE NEED MAY BE LIMITED

     Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devices. Such circumstances have produced significant levels of short-term interruption of our operations, and may have a material adverse effect on our results of operations in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Components Procurement."

OUR INTERNATIONAL OPERATIONS MAY BE SUBJECT TO CERTAIN RISKS

     We derived 43% of our revenues from international operations in fiscal year 2000. We currently operate outside the United States in Contagem, Brazil; Dan Shui, Panyu, and Shenzhen, China; Sheung Shui, Hong Kong; Tiszaujvaros, Hungary; Dublin, Ireland; Bergamo, Italy; Penang, Malaysia; Chihuahua, Guadalajara and Tijuana, Mexico; and Livingston, Scotland. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

     - difficulties in staffing and managing foreign operations

     - political and economic instability

     - unexpected changes in regulatory requirements and laws

     - longer customer payment cycles and difficulty collecting accounts receivable export duties, import controls and trade barriers (including quotas)

     - governmental restrictions on the transfer of funds to us from our operations outside the United States

     - burdens of complying with a wide variety of foreign laws and labor practices

     - fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses

     - inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes

     In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Liquidity and Capital Resources."

WE DEPEND ON KEY PERSONNEL

     Our continued success depends largely on the efforts and skills of our key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on us. We do not have employment agreements or non-competition agreements with our key employees.

WE MUST MAINTAIN OUR TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE

     The market for our manufacturing services is characterized by rapidly changing technology and continuing process development. We are continually evaluating the advantages and feasibility of new manufacturing processes. We believe that our future success will depend upon our ability to develop and provide manufacturing services which meet our customers' changing needs, maintain technological leadership, and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot assure you that our process development efforts will be successful. See "Business -- Technology" and "-- Research and Development."

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

CERTAIN EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL

     Our executive officers, directors and principal stockholders and their affiliates collectively beneficially own 22.4% of our outstanding common stock, of which William D. Morean beneficially owns 18.6%. As a result, our executive officers, directors, principal stockholders and their affiliates have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and
(3) the affairs and policies of Jabil.

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

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW MAY HAVE CERTAIN ANTI-TAKEOVER EFFECTS

     The Corporation Law of the State of Delaware and our certificate of incorporation and bylaws each contain certain provisions that may, in effect, discourage, delay or prevent a change of control of Jabil or unsolicited acquisition proposals from taking place.

WE ARE SENSITIVE TO CHANGES IN INTEREST RATES

     We pay interest on outstanding borrowings under our $500 million revolving credit facility at interest rates that fluctuate based upon changes in various base interest rates. As of August 31, 2000, we did not have outstanding borrowings under our revolving credit facility. We also have funding costs associated with the asset backed securitization. Costs are in part based on commercial paper rates. As of August 31, 2000, we did not have any outstanding borrowings under the asset backed securitization. An adverse change in the base rates upon which our interest rate is determined could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive financial instruments are entered into for purposes other than trading. Financial instruments include cash equivalents which are available for immediate withdrawal. Long-term debt instruments are subject to a fixed interest rate and maturity schedule. Short-term interest rate changes can impact interest expense on our variable rate credit facility and asset-backed securitization, however, no amounts were outstanding on either of the facilities as August 31, 2000.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations: Factors Affecting Future Results -- The Availability of the Manufacturing Components We Need May be Limited," "-- Our International Operations May be Subject to Certain Risks", and "-- We Are Sensitive to Changes in Interest Rates." See Notes 1, 4 and 8 to the Consolidated Financial Statements.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors is incorporated by reference to the information set forth under the caption "Proposal No. 1: Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year ended August 31, 2000.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2000.

OUR EXECUTIVE OFFICERS

     Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our officers and directors.

     William D. Morean (age 45) has served as Chairman of the Board since 1988 and as a director since 1978. Morean joined us in 1977 and assumed management of day-to-day operations the following year. He served as Chief Executive Officer until September 2000, and has previously served as President and Vice President and held various operating positions. Morean attended Western Michigan University, where he studied aviation.

     Thomas A. Sansone (age 51) was elected Vice Chairman in January 1999. He has served as a director since 1983. Sansone joined us in 1983 as Vice President was promoted to President in 1988. Prior to joining Jabil, Sansone was a practicing attorney. He holds a B.A. in Business Administration from Hillsdale College, a J.D. from Detroit College of Law and an LL.M. in taxation from New York University.

     Timothy L. Main (age 43) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining us, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and an MIM from the American Graduate School of International Management (Thunderbird).

     Ronald J. Rapp (age 47) was named Chief Operating Officer in November 2000. He served as Senior Vice President, Operational Development from January 1999 to November 2000 and as a director from September 1988 to October 1999. Rapp joined us in 1983 as Controller, was promoted in 1984 to Treasurer, to CFO in 1988 and to Executive Vice President, Operations in 1996. Prior to joining Jabil, Rapp was the Corporate Controller for Van Pelt Corporation, a wholesale distributor of steel tubing products. Before joining Van Pelt, Rapp was a certified public accountant with the accounting firm of Ernst & Ernst. Rapp holds a B.A. in accounting from Ferris State University.

     Chris Lewis (age 40) joined Jabil as Treasurer in June 1995 and was promoted to Chief Financial Officer in August 1996. From July 1989 to May 1995, Lewis was U.S. Controller of Peek PLC, a high technology manufacturing group. Prior to July 1989, Lewis was a CPA with the accounting firm of KPMG Peat Marwick. Lewis holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

     Robert L. Paver (age 44) joined Jabil Circuit as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Fla. He has served as an adjunct professor of law at Stetson University College of Law since 1985. Paver holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

     Mark Mondello (age 36) was promoted to Senior Vice President, Business Development in January 1999. He joined Jabil Circuit in 1992 as Production Line Supervisor, was promoted to Project Manager in 1993 and to Vice President, Business Development in 1997. Prior to Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. Mondello holds a B.S. in Mechanical Engineering from the University of South Florida.

     Wesley "Butch" Edwards (age 48) was named Senior Vice President, Operational Development in November 2000. He was promoted to Senior Vice President, Operations in August 1996 after serving as Vice President, Operations since May 1994. Edwards joined us as Manufacturing Manager of its Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. He holds an M.B.A. from the University of Florida.

     Paul Bittner (age 55) has been Vice President, Advanced Engineering since January 1992. Bittner joined us in 1986 as Manufacturing Engineering Manager, was promoted to Director of Manufacturing Engineering in April 1987, and was promoted to Vice President, Manufacturing Engineering, in June 1988. Prior to joining Jabil, Bittner held various positions with United Technologies Automotive Electronics Group.

     Randon Haight (age 50) has served as Vice President, Business Development since May 1992. Haight joined us as a Project Manager in July 1989. Prior to joining Jabil, Haight was the President of Cardinal Automotive, an automobile customizer from 1987 to July 1989. Before joining Cardinal Automotive, Haight was a Group Manager at Terry Barr Sales, Inc., a manufacturers' representative to the automotive industry. He holds a B.A. in Liberal Arts from Hillsdale College and an M.A. from Eastern Michigan University.

     Beth A. Walters (age 40) was named Vice President, Communications in November 1998. She joined Jabil in 1992 as Marketing Communications Manager and was promoted to Director of Communications in 1994. Prior to joining Jabil, Walters owned a marketing communications firm and served in a variety of public relations positions with advertising and public relations agencies. She holds a B.S. in Political Science from American University in Washington, DC and an M.A. in Political Science from the University of Hawaii.

     Scott D. Brown (age 38) was named Senior Vice President Strategic Planning in November 2000. He joined Jabil as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. Brown holds a B.S. in Economics from the University of Michigan.

     Jeffrey J. Lumetta (age 37) was named Vice President of Jabil Technology Services in November 2000. He served as Vice President, Design Services from November 1996 to November 2000. Lumetta joined us in 1986 as a Design Engineer, and was promoted to Manager, Design Engineering at the Florida facility in 1994. Lumetta holds a B.S. in Electrical Engineering from Michigan Technological University.

     John P. Lovato (age 40) was promoted from General Manager of the company's California facility to Vice President, Global Business Units in 1999. Lovato began his career at Jabil in 1990 as a Business Unit Manager in the Michigan facility. In 1994, he was promoted Business Unit Director and became General Manager of the California facility in 1998. Before joining Jabil, Lovato held several positions at Texas Instruments. He holds a Bachelor's degree in Electronics Engineering from McMaster University in Ontario, Canada.

     Michael F. Ward (age 49) joined Jabil Circuit in 1993 as plant operations manager and helped establish Jabil's first international greenfield site in Livingston, Scotland. Ward was named Vice President, Supply Chain and Information in October 2000 after serving as Vice President, Information Technology since May 1998. Prior to Jabil, Ward held various positions at Seagate Technology, Honeywell and Burroughs Machines. Ward earned degrees in Electronic and Electrical Engineering and Mechanical Engineering from Bell College of Technology Hamilton, Scotland.

     William E. Peters (age 37) was named Senior Vice President, Operations in November 2000. He served as Vice President, Operations from January 1999 to November 2000. Peters was hired by Jabil in 1990 as a buyer and was promoted to Purchasing Manager soon after. In 1993, he was promoted to Operations Manager for the Michigan facility. Prior to joining Jabil, Peters was a Financial Analyst for Electronic Data Systems. Peters earned a B.A. in Economics from Michigan State University.

     Frank Krajcirovic (age 52) has been Vice President, Quality Control since June 1988. Krajcirovic joined us in 1982 as a Quality Engineer. He was promoted to Manager of Quality in 1983 and to Director of Quality in September 1987. Prior to joining Jabil, Krajcirovic held various reliability engineering positions with Massey Ferguson, Inc., a farm equipment manufacturer and Fundimensions, Inc., Lionel Division, a toy manufacturer. He holds a B.S. in Electrical Engineering from the City of Brno College, Czechoslovakia.

     Roddy A. MacPhee (age 40) was named Vice President/European Business Development in October 2000. MacPhee joined Jabil in February 1993 as Quality Engineering Manager. He played a key role in establishing Jabil's first overseas operation in Livingston, Scotland. MacPhee moved into Business Management in 1995 and has held positions as Business Unit Manager, Business Unit Director, Director of Business Development for Europe and most recently Senior Director of Business Development for Europe. Prior to joining Jabil, MacPhee held a variety of technical, commercial and senior managerial positions in Compaq Computer Inc., Polaroid Inc., Pilikington Defence Electronics and JB Gas Turbines. MacPhee holds Higher National Certificates in both Mechanical and Production Engineering and has an MBA from the University of Strathclyde.

     Joseph McGee (age 38) was named Vice President, Global Business Units in October 2000. He joined Jabil in 1993 as a Business Unit Manager at Jabil Scotland and has held several positions during his tenure, including Director of Business Development, Jabil Malaysia. Most recently, McGee was General Manager, Jabil California. Prior to joining Jabil, he held positions with Sun Microsystems and Philips. McGee earned a PhD in Thermodynamics and Fluid Mechanics and a Bachelor of Science degree in Mechanical Engineering from the University of Strathclyde and holds an MBA from the University of Glasgow.

     Brian Althaver (age 44) was named Vice President, Jabil Automotive Group in October 2000. This newly created position is charged with the expansion and globalization of Jabil's automotive business unit. Althaver joined us in September 1999 as Director of Corporate Development and brings with him more than 15 years of international management experience in both automotive and electronics manufacturing. He holds a Bachelor of Science Degree in Labor and Industrial Relations from Michigan State University and a Master's Degree in International Management from the American Graduate School of International Management.

     David S. Emerson (age 43) was named Vice President, Sales and Marketing for the Americas in October 2000. Emerson previously has run various Business Units for Jabil and has most recently lead sales efforts throughout the United States. Prior to joining Jabil, Emerson held positions with SCI Systems, General Signal and Schlumberger. He holds a B.A. in Business from Pacific University.

     Forbes I.J. Alexander (age 40) was named Treasurer in November 1996. Alexander joined us in 1993 as Controller of our Scottish operation and was promoted to Assistant Treasurer in April 1996. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Chartered Management Accountant. He holds a B.A. in Accounting from Dundee College, Scotland.

     J. Patrick Redmond (age 40) was promoted to Controller of Jabil in July 1999. Redmond joined us in May 1995 as Plant Controller for the Florida campus and later became Plant Controller for the Scotland facility. Prior to joining Jabil, Redmond was Plant Controller for Loral Data Systems and has held a variety of financial and business management positions at Loral and previously, at Schlumberger. Redmond obtained a B.A. in Accounting from the University of South Florida.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors -- Compensation of Directors" and "Executive Officer Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information -- Share Ownership by Principal Stockholders and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     1. Financial Statements. Our consolidated financial statements, and related notes thereto, with independent auditors' report thereon are included in
Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 28 of this report.

     2. Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 28 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

     Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

     3. Exhibits.  See Item 14(c) below.

(b) Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the last quarter of the fiscal year ended August 31, 2000.

     (1) On August 21, 2000 we filed a Current Report on Form 8-K regarding greenfield construction in Chihuahua, Mexico.

     (2) On July 5, 2000 we filed a Current Report on Form 8-K regarding the acquisition of Telenor Technology Services Limited.

     (3) On June 15, 2000 we filed a Current Report on Form 8-K reporting financial results for the third quarter and the first nine months of fiscal 2000 and the expansion of our Boise, Idaho facility.

     (4) On June 6, 2000 we filed a Current Report on Form 8-K reporting a public stock offering of 13,000,000 shares of Common Stock.

(c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

(d) Financial Statement Schedules.  See Item 14(a) above.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Financial Statements:
  Consolidated Balance Sheets -- August 31, 2000 and 1999...   32
  Consolidated Statements of Earnings -- Years ended August
     31, 2000, 1999, and 1998...............................   33
  Consolidated Statements of Stockholders' Equity -- Years
     ended
     August 31, 2000, 1999, and 1998........................   34
  Consolidated Statements of Cash Flows -- Years ended
     August 31, 2000, 1999, and 1998........................   35
  Notes to Consolidated Financial Statements................   36
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   54

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Jabil Circuit, Inc:

     We have audited the accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as listed in the accompanying schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated balance sheet of GET Manufacturing, Inc. as of August 31, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended August 31, 1999 and March 31, 1999, which statements reflect total assets constituting 11.1% as of August 31, 1999, and total revenues constituting 10.6% and 13.9% for the years ended August 31, 1999 and March 31, 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for GET Manufacturing, Inc., is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which is based on our audits and the reports of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Petersburg, Florida
September 19, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of GET Manufacturing, Inc.

     We have audited the consolidated balance sheet of GET Manufacturing, Inc. and subsidiaries as of August 31, 1999 (not presented separately herein), and the related consolidated statements of income, shareholders' equity, and cash flows for the twelve months ended August 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GET Manufacturing, Inc. and subsidiaries as of August 31, 1999, and the consolidated results of their operations and their cash flows for the twelve months ended August 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          Ernst & Young

Hong Kong
November 3, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of GET Manufacturing, Inc.

     We have audited the consolidated balance sheet of GET Manufacturing, Inc. and subsidiaries as of March 31, 1999 and 1998 (not presented separately herein), and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GET Manufacturing, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          Ernst & Young

Hong Kong
6 August, 1999

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                    AUGUST 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  337,602   $  125,949
  Short term investments (Note 1)...........................          --       27,176
  Accounts receivable, less allowance for doubtful accounts
     of $5,008 in 2000 and $4,639 in 1999 (Note 7)..........     523,096      261,078
  Inventories (Note 2)......................................     477,548      217,840
  Prepaid expenses and other current assets.................      30,984       15,174
  Deferred income taxes (Note 5)............................      18,040       13,896
                                                              ----------   ----------
          Total current assets..............................   1,387,270      661,113
Property, plant and equipment, net (Note 3).................     587,494      353,522
Other assets................................................      43,428       20,786
                                                              ----------   ----------
                                                              $2,018,192   $1,035,421
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Note 4)...........  $    8,333   $   10,989
  Short-term debt...........................................          --       21,501
  Accounts payable..........................................     594,111      300,093
  Accrued compensation and employee benefits................      36,611       28,866
  Other accrued expenses....................................      35,650       30,320
  Income taxes payable......................................      17,270       20,511
                                                              ----------   ----------
          Total current liabilities.........................     691,975      412,280
Note payable and long-term debt, less current installments
  (Note 4)..................................................      25,000       33,333
Deferred income taxes (Note 5)..............................      28,112       10,199
Deferred grant revenue......................................       2,922        1,798
                                                              ----------   ----------
          Total liabilities.................................     748,009      457,610
                                                              ----------   ----------
Stockholders' equity (Notes 1 and 6):
  Preferred stock, $.001 par value, authorized 1,000,000
     shares; no shares issued and outstanding...............          --           --
  Common stock, $.001 par value, authorized 250,000,000
     shares; issued and outstanding, 190,250,685 shares in
     2000, and 174,703,179 in 1999..........................         190          175
  Additional paid-in capital................................     843,784      296,688
  Retained earnings.........................................     426,814      281,166
  Accumulated other comprehensive income....................        (605)        (218)
                                                              ----------   ----------
          Total stockholders' equity........................   1,270,183      577,811
                                                              ----------   ----------
Commitments and contingencies (Note 9)
                                                              $2,018,192   $1,035,421
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                    YEARS ENDED AUGUST 31,
                                                             ------------------------------------
                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Net revenue (Note 7).......................................  $3,558,321   $2,238,391   $1,484,245
Cost of revenue............................................   3,199,972    1,992,803    1,307,692
                                                             ----------   ----------   ----------
Gross profit...............................................     358,349      245,588      176,553
Operating expenses:
  Selling, general and administrative......................     132,717       92,015       60,116
  Research and development.................................       4,839        5,863        5,355
  Amortization of intangibles..............................       2,724        1,225           --
  Acquisition-related charge (Note 10).....................       5,153        7,030       20,825
  Goodwill write-off (Note 1 (p))..........................          --        3,578        3,578
                                                             ----------   ----------   ----------
Operating income...........................................     212,916      135,877       86,679
Interest income............................................      (7,385)      (4,536)        (238)
Interest expense...........................................       7,605        7,110        3,876
                                                             ----------   ----------   ----------
Income before income taxes.................................     212,696      133,303       83,041
Income taxes (Note 5)......................................      67,048       48,484       25,572
                                                             ----------   ----------   ----------
          Net income.......................................  $  145,648   $   84,819   $   57,469
                                                             ==========   ==========   ==========
Earnings per share:
  Basic....................................................  $     0.81   $     0.51   $     0.36
                                                             ==========   ==========   ==========
  Diluted..................................................  $     0.78   $     0.49   $     0.35
                                                             ==========   ==========   ==========
Common shares used in the calculations of earnings per
  share:
  Basic....................................................     179,032      166,754      158,589
                                                             ==========   ==========   ==========
  Diluted..................................................     187,448      174,334      164,934
                                                             ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                ACCUMULATED
                                    COMMON STOCK                                   OTHER
                                 -------------------   ADDITIONAL              COMPREHENSIVE        NET
                                   SHARES       PAR     PAID-IN     RETAINED      INCOME       STOCKHOLDERS'
                                 OUTSTANDING   VALUE    CAPITAL     EARNINGS      (LOSS)          EQUITY
                                 -----------   -----   ----------   --------   -------------   -------------
Balance at August 31, 1997.....  157,983,364   $158     $ 79,536    $137,762       $(539)       $  216,917
Exercise of stock options......      878,004      1          976          --          --               977
Shares issued under Employee
  Stock Purchase Plan..........      303,772     --        2,320          --          --             2,320
Tax benefit of options
  exercised....................           --     --        7,114          --          --             7,114
Comprehensive income...........           --     --           --      57,469         321            57,790
                                 -----------   ----     --------    --------       -----        ----------
Balance at August 31, 1998.....  159,165,140    159       89,946     195,231        (218)          285,118
Exercise of stock options......    1,263,531      1        2,882          --          --             2,883
Shares issued under Employee
  Stock Purchase Plan..........      474,508      1        4,610          --          --             4,611
Tax benefit of options
  exercised....................           --     --          657          --          --               657
Secondary Public Offering, net
  of expenses..................   13,800,000     14      198,593          --          --           198,607
Elimination of duplicate equity
  resulting from non-conforming
  fiscal years (Note 1)........           --     --           --       1,116          --             1,116
Comprehensive income...........           --     --           --      84,819          --            84,819
                                 -----------   ----     --------    --------       -----        ----------
Balance at August 31, 1999.....  174,703,179    175      296,688     281,166        (218)          577,811
Exercise of stock options......    2,268,203      2       10,192          --          --            10,194
Shares issued under employee
  stock purchase plan..........      279,303     --        6,812          --          --             6,812
Tax benefit of options
  exercised....................           --     --        4,294          --          --             4,294
Public offering, net of
  expenses.....................   13,000,000     13      525,798          --          --           525,811
Comprehensive income...........           --     --           --     145,648        (387)          145,261
                                 -----------   ----     --------    --------       -----        ----------
Balance at August 31, 2000.....  190,250,685   $190     $843,784    $426,814       $(605)       $1,270,183
                                 ===========   ====     ========    ========       =====        ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED AUGUST 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 145,648   $  84,819   $  57,469
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     99,337      63,417      42,333
     Goodwill write-off.....................................         --       3,578       3,578
     Recognition of grant revenue...........................     (1,127)       (825)       (827)
     Deferred income taxes..................................     13,769       4,641      (5,269)
     Loss on sale of property...............................      2,467       2,749         121
     Acquisition related in-process research and development
       charge...............................................         --          --       6,500
     Elimination of duplicate equity resulting from
       nonconforming fiscal years...........................         --       1,116          --
     Change in operating assets and liabilities, exclusive
       of net assets acquired:
       Accounts receivable..................................   (257,752)   (111,324)    (24,578)
       Inventories..........................................   (255,615)    (77,490)      8,956
       Prepaid expenses and other current assets............    (15,648)    (12,606)      2,109
       Other assets.........................................        308      (8,050)     (2,676)
       Accounts payable and accrued expenses................    307,316     145,779      14,805
       Income taxes payable.................................     (3,287)     14,661      (1,202)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     35,416     110,465     101,319
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net cash paid for net assets acquired.....................    (36,716)         --     (64,990)
  Proceeds from sale of short-term investments..............     27,176          --          --
  Purchases of investments..................................         --     (27,176)         --
  Acquisition of property, plant and equipment..............   (333,139)   (168,674)   (111,269)
  Proceeds from sale of property and equipment..............      6,339       3,135       2,767
  Other investing activities................................         --          --      (1,706)
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (336,340)   (192,715)   (175,198)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Increase in/repayment of note payable to bank.............         --      21,501      18,691
  Payments of long-term debt................................    (32,490)    (53,473)     30,387
  Net proceeds from issuance of common stock................    542,816     206,753       3,301
  Proceeds from Scottish grant..............................      2,251         395         949
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................    512,577     175,176      53,328
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........    211,653      92,926     (20,551)
Cash and cash equivalents at beginning of period............    125,949      33,023      53,754
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 337,602   $ 125,949   $  33,023
                                                              =========   =========   =========
Supplemental disclosure information:
  Interest paid.............................................  $   8,004   $   6,572   $   5,909
                                                              =========   =========   =========
  Income taxes paid, net of refunds received................  $  38,173   $  29,930   $  31,422
                                                              =========   =========   =========
  Tax benefit of options exercised..........................  $   4,294   $     657   $   7,114
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, peripherals, consumer and automotive industries. The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in Asia, Europe, North America and South America.

     On September 13, 1999 the Company issued approximately 10.2 million shares of its common stock for all the outstanding common stock of GET Manufacturing, Inc. ("GET"), a China-based electronics manufacturing services provider to original equipment manufacturers serving the consumer electronics, telecommunications, medical and computer peripheral industries. The transaction was accounted for as a pooling of interests and, accordingly, the Company's historical consolidated financial statements for all periods presented have been restated to reflect the merger with GET. Because Jabil and GET had differing fiscal periods prior to the merger, GET's financial statements for the fiscal year ended March 31, 1999 and March 31, 1998 were combined with Jabil's financial statements for the years ended August 31, 1998 and August 31, 1997, respectively. GET's 1999 financial statements were conformed to the twelve months ending August 31 for purposes of consolidating with Jabil's financial statements for its year ended August 31, 1999. As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 fiscal year, $1,116 of net loss (for the period September 1998 through March 1999) was included in consolidated net income for both fiscal years ended August 31, 1998 and 1999. Stockholders' equity was adjusted so that the duplicate amount is eliminated from retained earnings. There were no material transactions between Jabil and GET prior to the merger. The effects of conforming GET's accounting policies to those of Jabil were not material.

     Significant accounting policies followed by the Company are as follows:

  a. Consolidation

     The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements.

     As discussed in Note 10, in September, 1999 the Company completed a merger with GET Manufacturing, Inc. which was accounted for as a pooling of interests in fiscal 2000. The accompanying historical consolidated financial statements have been restated to reflect the impact of this transaction.

  b. Revenue Recognition

     The Company typically recognizes revenue at the time of product shipment. Such revenue is recorded net of estimated product return and warranty costs.

     In connection with the August 1998 acquisition of the net assets of Hewlett-Packard Company ("HP") laser printer operations, the Company entered into an agreement with HP to produce laser printer component products. During the first year of the agreement, the Company received compensation for available capacity, as well as compensation for the raw material content of actual units produced. The available capacity compensation was recorded on a units produced basis. The agreement for compensation for available capacity expired in August 1999 and has been replaced with a unit pricing agreement similar to the Company's other contracts.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

  f. Cash, Cash Equivalents and Other Financial Instruments

     The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds and commercial paper with original maturities of 90 days or less. At August 31, 2000 and 1999 cash equivalents totaled approximately $178.2 and $67.2 million, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value after the short-term nature of these financial instruments. Short term investments include corporate and governmental debt securities which are classified as available-for-sale and are reported at fair market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of August 31, 2000, the Company held no short-term investments.

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

  i. Profit Sharing and 401(k) Plan

     The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. In addition, the Company provides retirement benefits to its domestic employees who have completed a 90 day period of service, through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the region in which it operates. Company contributions are at the discretion of the Company's Board of Directors. The Company

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
contributed approximately $14.9 million, $11.2 million and $6.3 million for the years ended August 31, 2000, 1999 and 1998, respectively.

  j. Foreign Currency Transactions

     For the Company's foreign subsidiaries which use the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in comprehensive income. Gains and losses arising from foreign currency transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in income. To date, the effect of such amounts on net income has not been material.

  k. Net Income Per Share

     The Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding.

                                                                       FISCAL YEAR ENDED
                                                              ------------------------------------
                                                              AUGUST 31,   AUGUST 31,   AUGUST 31,
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
  Net income................................................   $145,648     $ 84,819     $ 57,469
                                                               ========     ========     ========
Denominator:
  Weighted average shares outstanding -- Basic..............    179,032      166,754      158,589
  Employee stock options....................................      8,416        7,580        6,345
                                                               --------     --------     --------
  Weighted average shares outstanding -- Diluted............    187,448      174,334      164,934
                                                               ========     ========     ========
Earnings per common share:
  Basic.....................................................   $   0.81     $   0.51     $   0.36
                                                               ========     ========     ========
  Diluted...................................................   $   0.78     $   0.49     $   0.35
                                                               ========     ========     ========

     For the years ended August 31, 2000, 1999 and 1998, options to purchase 138,732, 6,218 and 160,000 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

  l. Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. The Company's balance of other comprehensive income is composed exclusively of the cumulative foreign currency translation adjustment. For the years ended August 31, 2000, 1999 and 1998, the Company recorded cumulative foreign currency translation adjustments of approximately $(387,000), $0, and $321,000 respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

  n. Stock Split

     On March 23, 2000 and January 28, 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock. Per share information in the accompanying consolidated financial statements and notes has been adjusted to reflect the impact of the common stock splits for all periods presented.

  o. Intangible Assets

     Intangible assets are composed of goodwill and other intellectual property. Intangible assets, aggregating approximately $34.4 million and $10.0 million, net of $2.7 million and $1.2 million of amortization, as of August 31, 2000 and August 31, 1999, respectively, are classified as a component of other assets in the accompanying consolidated balance sheets. Such amounts are amortized on a straight-line basis over 10 to 15 years.

  p. Impairment of Long-Lived Assets

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. During 1999, the Company determined that the portion of goodwill related to GET's 1997 acquisition of Able Electronics Corporation ("Able") was impaired. As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 fiscal year, the write off of the unamortized goodwill of $3,578,000 is included in the results of operations for both fiscal years ended August 31, 1998 and 1999. Stockholders' equity was adjusted to eliminate the duplicate effect on retained earnings. See Note 1 to the Consolidated Financial Statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

2. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  AUGUST 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Raw materials...............................................  $368,783   $159,203
Work in process.............................................    54,288     29,622
Finished goods..............................................    54,477     29,015
                                                              --------   --------
                                                              $477,548   $217,840
                                                              ========   ========

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                  AUGUST 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land and improvements.......................................  $ 40,911   $ 19,459
Buildings...................................................   117,398     91,032
Leasehold improvements......................................    36,728     11,300
Machinery and equipment.....................................   536,140    311,396
Furniture, fixtures and office equipment....................    23,613     17,246
Computer equipment..........................................    67,615     58,625
Transportation equipment....................................     4,209      4,823
Construction in progress....................................    17,536     19,126
                                                              --------   --------
                                                               844,150    533,007
Less accumulated depreciation and amortization..............   256,656    179,485
                                                              --------   --------
                                                              $587,494   $353,522
                                                              ========   ========

     During the year ended August 31, 2000, the Company began construction of manufacturing facilities in Tiszaujvaros, Hungary and Chihuahua, Mexico. During the years ended August 31, 2000, 1999 and 1998, the Company capitalized approximately $1,046,000, $0 and $83,000, respectively, in interest related to the constructed facilities.

     Maintenance and repairs expense was approximately $13.4 million $10.6 million and $10.1 million for the years ended August 31, 2000, 1999 and 1998, respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes Payable and Long-term debt consists of the following (in thousands):

                                                                 AUGUST 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Short-term debt(a)..........................................  $    --   $21,501
Term loans(b)...............................................   33,333    41,666
Borrowings under revolving credit facility(c)...............       --        --
Bank loans(d)...............................................       --     2,656
                                                              -------   -------
Total notes payable and long-term debt......................   33,333    65,823
Less current installments of long-term debt.................    8,333    10,989
Less short-term debt........................................       --    21,501
                                                              -------   -------
Notes payable and long-term debt, less current
  installments..............................................  $25,000   $33,333
                                                              =======   =======

---------------

(a) At August 31, 1999, the Company had banking facilities of approximately $29 million available for trade finance, letters of credit, bank overdrafts, trust receipts and short-term bank loans. The weighted average interest rates on the various short-term debts as of August 31, 1999 were 7.46%. These debts are collateralized by corporate guarantees from the Company and certain subsidiaries of the Company. The facilities were terminated in fiscal year 2000.
(b) In May 1996, the Company completed a private placement of $50,000,000 Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments which began May 30, 1999.
(c) On April 7, 2000, the Company renegotiated its unsecured line of credit facility and established a $500 million unsecured revolving credit facility with a syndicate of banks ("Revolver"). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks' prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a factor of 1.125% to 1.875% depending on the Company's funded debt to total capitalization ratios. The Company pays a commitment fee on the unused portion of the Revolver at 0.25% to 0.375% depending on the Company's funded debt to total capitalization ratios. The renegotiated Revolver expires on April 6, 2003 and outstanding borrowings are then due and payable. As of August 31, 2000, there were no borrowings outstanding under the Revolver and $500 million of the facility was available. As of August 31, 1999, there were no borrowings outstanding under the Revolver and $250 million of the facility was available.
(d) As of August 31, 1999, a subsidiary of the Company had $2,656,000, outstanding under long-term loan agreements with a bank, which bear interest at a variable rate from 1 to 3 months at the Hong Kong Interbank Offering Rate (6.44% at August 31, 1999) plus 1.25% to 1.5%. The weighted average interest rate on the long-term bank loans was 7.0% as of August 31, 1999. The loans are collateralized by the Company's building in Hong Kong and guarantees from the Company and certain other of its subsidiaries. The loan was extinguished in fiscal year 2000.

     The agreements related to the obligations described above contain a number of restrictive financial and/or other covenants. The Company was in compliance with the respective covenants as of August 31, 2000.

     Aggregate annual maturities for notes payable and long-term debt are $8,333,333 per year until 2004.

     In July, 2000 Jabil Circuit entered into an asset backed securitization program with Bank One, which provides for the sale of up to $225 million of eligible accounts receivables of certain U.S. plants. We account for the sale of receivables under this securitization program in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguish-

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
ments of Liabilities, as replaced by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Receivables sold under this program will be excluded from accounts receivable in the Consolidated Balance Sheets. The asset backed securitization will be used as a financing tool to fund working capital. As of August 31, 2000, we had not yet sold any receivables.

5. INCOME TAXES

     Income tax expense amounted to $67.0 million, $48.5 million and $25.6 million for the years ended August 31, 2000, 1999 and 1998, respectively (an effective rate of 31.5%, 36.4% and 30.8%, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                                              YEARS ENDED AUGUST 31,
                                                           ----------------------------
                                                             2000      1999      1998
                                                           --------   -------   -------
Computed "expected" tax expense..........................  $ 74,444   $46,656   $29,064
State taxes, net of Federal benefit......................     3,752     3,830       859
                                                           --------   -------   -------
Income of rate favorable jurisdictions...................   (12,615)   (4,683)   (5,957)
Other, net...............................................     1,467     2,681     1,606
                                                           --------   -------   -------
Provision for income taxes...............................  $ 67,048   $48,484   $25,572
                                                           ========   =======   =======
Effective tax rate.......................................      31.5%     36.4%     30.8%
                                                           ========   =======   =======

     The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

YEARS ENDED AUGUST 31,                                      2000       1999      1998
----------------------                                    --------   --------   -------
U.S.....................................................  $141,114   $112,378   $57,334
Foreign.................................................    71,582     20,925    25,707
                                                          --------   --------   -------
                                                          $212,696   $133,303   $83,041
                                                          ========   ========   =======

     The components of income taxes for the fiscal years ended August 31, 2000, 1999 and 1998, were as follows:

YEARS ENDED AUGUST 31,                                      CURRENT   DEFERRED    TOTAL
----------------------                                      -------   --------   -------
2000:
  U.S.....................................................  $38,034   $14,227    $52,261
  State...................................................    5,411       361      5,772
  Foreign.................................................    9,834      (819)     9,015
                                                            -------   -------    -------
                                                            $53,279   $13,769    $67,048
                                                            =======   =======    =======
1999:
  U.S.....................................................  $30,311   $ 5,705    $36,016
  State...................................................    5,397       495      5,892
  Foreign.................................................    8,135    (1,559)     6,576
                                                            -------   -------    -------
                                                            $43,843   $ 4,641    $48,484
                                                            =======   =======    =======

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

YEARS ENDED AUGUST 31,                                      CURRENT   DEFERRED    TOTAL
----------------------                                      -------   --------   -------
1998:
  U.S.....................................................  $26,682   $(4,001)   $22,681
  State...................................................    1,770      (449)     1,321
  Foreign.................................................    2,389      (819)     1,570
                                                            -------   -------    -------
                                                            $30,841   $(5,269)   $25,572
                                                            =======   =======    =======

     Jabil has been granted tax incentives, including tax holidays, for its Hungarian, Chinese and Malaysian subsidiaries. These tax incentives expire between 2000 and 2010, and are subject to certain conditions with which the Company expects to comply. The subsidiaries generated income during the years ended August 31, 2000, 1999 and 1998, resulting in a tax holiday of approximately $12.6 million ($0.07 per share), $4.7 million ($0.03 per share) and $5.9 million ($0.04 per share), respectively. The Company has filed an application for a Malaysian income tax holiday.

     The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred tax liability has been recorded is approximately $136.7 million as of August 31, 2000. Determination of the amount of unrecognized deferred tax liability on these undistributed earning is not practicable.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                   YEARS ENDED AUGUST 31,                      2000      1999
                   ----------------------                     -------   -------
Deferred tax assets:
  Net operating loss carryforward...........................  $ 1,507   $ 1,507
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................    1,262     1,319
  Grant receivable..........................................      950       146
  Inventories, principally due to reserves and additional
     costs inventoried for tax purposes pursuant to the Tax
     Reform Act of 1986.....................................    7,363     4,608
  Compensated absences, principally due to accrual for
     financial reporting purposes...........................    2,697     1,672
  Accrued expenses, principally due to accrual for financial
     reporting purposes.....................................       14     1,071
  Other.....................................................    4,760     4,086
                                                              -------   -------
  Total gross deferred tax assets...........................   18,553    14,409
  Less valuation allowance..................................     (513)     (513)
                                                              -------   -------
          Net deferred tax assets...........................  $18,040   $13,896
                                                              =======   =======
Deferred tax liabilities:
  Intangible assets.........................................  $ 1,904   $ 3,534
  Property, plant and equipment, principally due to
     differences in depreciation and amortization...........   26,208     6,665
                                                              -------   -------
          Deferred tax liabilities..........................  $28,112   $10,199
                                                              =======   =======

     Based on the Company's historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY

  a. Public Offering

     On June 6, 2000, the Company completed an equity offering of 13 million shares of its Common Stock. The shares were offered at a price of $41.75 per share for total gross proceeds of $542.8 million. Net proceeds to the Company were approximately $525.8 million after underwriter's discount and fees and expenses.

  b. Stock Option Plans

     As of August 31, 2000, options to purchase a total of 5,356,600 shares were outstanding under the 1983 and 1989 stock option plans. The Board of Directors terminated these plans in November 1992, and no additional options may be issued thereunder. The exercise price of the outstanding options under these plans was equal to fair market value, as determined by the Company, on the date of grant.

     The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. The 1992 Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 23,440,000 shares of common stock have been reserved for issuance under the 1992 Plan. As of August 31, 2000, options to purchase 7,626,027 shares are outstanding under the 1992 Plan.

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

     In connection with the merger with GET, the Company has assumed all options outstanding under the GET Stock Option Plan (the "GET Plan"). Options under the GET Plan have been converted into the Company's options and adjusted to effect the appropriate conversion ratio as specified by the applicable merger agreement. The options generally vest over three to four years and expire ten years after the date of grant. Due to the merger between the Company and GET, the GET Plan was terminated. As a result, no further options may be granted under the GET Plan.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

     The following table summarizes option activity from September 1, 1997 through August 31, 2000:

                                                              OPTIONS                     WEIGHTED
                                                             AVAILABLE    OUTSTANDING     AVERAGE
                                                             FOR GRANT      OPTIONS     OPTION PRICE
                                                             ----------   -----------   ------------
Balance at August 31, 1997.................................     939,131   10,589,188       $0.90
  Options authorized.......................................   4,967,555           --          --
  Options granted..........................................  (1,912,000)   1,912,000        4.73
  Options cancelled........................................     661,516     (661,516)       1.63
  Options exercised........................................          --     (878,005)       0.77
                                                             ----------   ----------
Balance at August 31, 1998.................................   4,656,202   10,961,667        1.53
  Options authorized.......................................   6,000,000           --          --
  Options granted..........................................  (3,389,200)   3,389,200        7.98
  Options cancelled........................................     394,470     (394,470)       2.18
  Options exercised........................................          --   (1,263,531)       1.83
                                                             ----------   ----------
Balance at August 31, 1999.................................   7,661,472   12,692,866        3.20
  Options authorized.......................................   5,234,540           --          --
  Options granted..........................................  (3,975,476)   2,752,398        7.70
  Options cancelled........................................     110,991     (110,991)       4.51
  Options exercised........................................          --   (2,351,646)       3.02
                                                             ----------   ----------
Balance at August 31, 2000.................................   9,031,527   12,982,627        7.60
                                                             ==========   ==========

     At August 31, 2000, options for 8,391,811 shares were exercisable.

     The range of exercise prices, shares, weighted average remaining contractual life and exercise price for the options outstanding as of August 31, 2000 are presented below:

                                                             WEIGHTED-AVERAGE     WEIGHTED-
                                                                REMAINING          AVERAGE
RANGE OF EXERCISE PRICES                          SHARES     CONTRACTUAL LIFE   EXERCISE PRICE
------------------------                        ----------   ----------------   --------------
$ 0.22 -  1.86................................   6,271,118         1.52             $ 0.32
  4.24 - 16.55................................   4,020,538         7.86               8.08
 20.50 - 25.00................................   2,514,686         9.13              23.08
 31.63 - 53.75................................     176,285         9.44              35.06
                                                ----------         ----             ------
$ 0.22 - 24.75................................  12,982,627         5.07             $ 7.60
                                                ==========         ====             ======

     The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 2000 are presented below:

                                                                              WEIGHTED-
                                                                SHARES         AVERAGE
RANGE OF EXERCISE PRICES                                      EXERCISABLE   EXERCISE PRICE
------------------------                                      -----------   --------------
$  .22 -  1.86..............................................   6,260,398        $ 0.32
  4.24 - 16.55..............................................   1,626,453          8.08
 20.50 - 25.00..............................................     486,479         23.08
 31.63 - 53.75..............................................      18,481         32.67
                                                               ---------        ------
$ 0.22 - 24.75..............................................   8,391,811        $ 3.21
                                                               =========        ======

     The per-share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $16.61, $12.57 and $11.23, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 -- expected dividend yield of 0%, risk-free interest rate of 5.75%, expected volatility of 91%, and an expected life of 4 years; 1999 -- expected dividend yield of

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

0%, risk-free interest rate of 6.0%, expected volatility of 96%, and an expected life of 5 years; 1998 -- expected dividend yield of 0%, risk-free interest rate of 5.6%, expected volatility of 78% and an expected life of 5 years.

  c. Stock Purchase Plan

     The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code.

     Employees are eligible to participate after 90 days of employment with the Company. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, as defined, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. Unless terminated sooner, the Purchase Plan will terminate ten years from its effective date. As of August 31, 2000, a total of 4,159,943 shares had been issued under the Purchase Plan.

     The per-share weighted-average fair value of stock issued to employees in 2000, 1999 and 1998, respectively, under the Company's 1992 Employee Stock Purchase Plan was $38.18, $16.32 and $13.76, respectively, using the Black-Scholes option-pricing model with the identical assumptions as those listed for stock options granted during those years.

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

                                            2000                1999                1998
                                     ------------------   -----------------   -----------------
                                       NET      DILUTED     NET     DILUTED     NET     DILUTED
                                      INCOME      EPS     INCOME      EPS     INCOME      EPS
                                     --------   -------   -------   -------   -------   -------
As reported........................  $145,648    $0.78    $84,819   $ 0.49    $57,469   $ 0.35
Statement 123 Compensation (net of
  tax).............................   (27,575)   (0.15)    (5,635)   (0.03)    (2,232)   (0.01)
Pro forma disclosure...............   118,073     0.63     79,184     0.46     55,237     0.34

     As discussed in Note 1(m) the disclosure presented above represents only the estimated fair value of stock options granted in fiscal 1996 and subsequent years. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding.

7. CONCENTRATION OF RISK AND SEGMENT DATA

  a. Concentration of Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

     Sales of the Company's products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

                                                                                PERCENTAGE OF
                                                           PERCENTAGE OF           ACCOUNTS
                                                            NET REVENUE           RECEIVABLE
                                                       YEAR ENDED AUGUST 31,      AUGUST 31,
                                                      -----------------------   --------------
                                                      2000     1999     1998    2000     1999
                                                      -----    -----    -----   -----    -----
Cisco Systems, Inc..................................  20%      18%      18%     12%        *
Dell Computer Corporation...........................   16        *        *      25        *
Hewlett-Packard Company.............................   14       22        *       *       16%
Lucent Technologies.................................   10        *        *       *        *
3Com Corporation....................................    *        *       16       *        *

---------------

* Amount was less than 10% of total

  b. Segment Data

     The Company adopted the Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information in fiscal year 1999. Statement No. 131 establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

     The following table sets forth segment information (in thousands):

                                                            YEAR ENDED AUGUST 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Net revenue........................................  $3,558,321   $2,238,391   $1,484,245
Depreciation and amortization......................      99,337       63,417       42,333
Interest (income)..................................      (7,385)      (4,536)        (238)
Interest expense...................................       7,605        7,110        3,876

Segment income before income tax...................     222,908      152,348      116,437
Corporate and non-recurring charges................     (10,212)     (19,045)     (33,396)
                                                     ----------   ----------   ----------
Income before income taxes.........................  $  212,696   $  133,303   $   83,041
                                                     ==========   ==========   ==========
Long-lived assets..................................  $  630,922   $  374,308   $  273,726
Total assets.......................................   2,018,192    1,035,421      625,173
Capital expenditure................................     333,139      168,674      111,269

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

     The Company operates in the following geographic areas: the United States, China, Mexico, Malaysia, Scotland and Other. Sales to unaffiliated customers are based on the Company's manufacturing location providing services. The following table sets forth information concerning these geographic areas (in thousands):

                                                            YEAR ENDED AUGUST 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Revenue:
  United States....................................  $2,014,669   $1,341,927   $  869,849
  China............................................     234,571      238,045      206,871
  Mexico...........................................     561,834      197,039       41,570
  Malaysia.........................................     272,999      138,715      143,431
  Scotland.........................................     266,088      140,452      211,907
  Other............................................     208,160      182,213       10,617
                                                     ----------   ----------   ----------
                                                     $3,558,321   $2,238,391   $1,484,245
                                                     ==========   ==========   ==========
Long-lived assets:
  United States....................................  $  334,665   $  189,172   $  136,796
  China............................................      40,201       41,557       37,402
  Mexico...........................................     116,551       63,344       30,499
  Malaysia.........................................      49,003       27,272       27,235
  Scotland.........................................      40,093       34,170       27,821
  Other............................................      50,409       18,793       13,973
                                                     ----------   ----------   ----------
                                                     $  630,922   $  374,308   $  273,726
                                                     ==========   ==========   ==========

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

     The Company had no foreign currency exchange contracts outstanding at August 31, 2000 or August 31, 1999.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

9. COMMITMENTS AND CONTINGENCIES

  a. Lease Agreements

     The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2000 are as follows (in thousands):

FISCAL YEAR ENDING AUGUST 31,
-----------------------------
     2001...................................................  $ 25,959
     2002...................................................    25,301
     2003...................................................    20,339
     2004...................................................    17,951
     2005...................................................    12,636
     Thereafter.............................................    46,490
                                                              --------
          Total minimum lease payments......................  $148,676
                                                              ========

     Total rent expense for operating leases was approximately $24.6 million, $14.7 million, and $7.7 million for the years ended August 31, 2000, 1999 and 1998, respectively.

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

     On September 1, 1999 the Company acquired, through our Jabil Global Services subsidiary, the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services continues to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $27 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $18 million of goodwill, which is being amortized on a straight-line basis over a period of 15 years. The consolidated financial statements include the operating results of the acquired business from the date of acquisition.

     On September 13, 1999 the Company issued approximately 10.2 million shares of our common stock for all of the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
services provider. The business combination was accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements presented herein have been restated to include the accounts and results of operations of GET Manufacturing, Inc.

     In connection with the merger, the Company recorded a merger-related charge of $7.0 million consisting of professional fees and other expenses in the fourth quarter of fiscal year 1999. In the first quarter of fiscal year 2000, we incurred a merger-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees.

     On February 1, 2000, the Company acquired the net assets of Bull Information Technology, an electronic manufacturing service provider. The business operates in the city of Contagem, State of Minas Gerais, in the Belo Horizonte region Brazil. The purchase price of approximately $6 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $5 million of goodwill, which is being amortized, on a straight-line basis over a period of 10 years. The consolidated financial statements include the operating results of the acquired business from the date of the acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     On July 20, 2000 the Company acquired the share capital of Telenor Technology Services Limited, a repair and logistics services division of Telenor Mobile Communications AS, a Norwegian provider of telecommunication, data and media communication services. The purchase price of approximately $4 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $2 million of goodwill, which is being amortized on a straight-line basis over a period of 15 years. The acquired operations allow Jabil Global Services to offer circuit board repair and warranty services for European customers from Dublin, Ireland. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

11. NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 -- Accounting for Derivative Instruments and Hedging Activities. As amended by Statements 137 and 138, Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company anticipates that the adoption of Statement 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will implement Statement 133 beginning in the first quarter of its fiscal year ending August 31, 2001.

     SEC Staff Accounting Bulletin Number 101 -- Revenue Recognition in Financial Statements. We will be required to implement this bulletin in the fourth fiscal quarter of our fiscal year ending August 31, 2001. As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin as currently interpreted, we do not anticipate that the adoption of the bulletin will have a material impact on our consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of November 2000.

                                          JABIL CIRCUIT, INC.

                                          By:      /s/ TIMOTHY L. MAIN
                                            ------------------------------------
                                                      Timothy L. Main

Date: November 27, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----

                /s/ WILLIAM D. MOREAN                  Chairman of the Board of      November 27, 2000
-----------------------------------------------------    Directors
                  William D. Morean

                /s/ THOMAS A. SANSONE                  Vice Chairman of the Board    November 27, 2000
-----------------------------------------------------    of Directors
                  Thomas A. Sansone

                 /s/ TIMOTHY L. MAIN                   President and Chief           November 27, 2000
-----------------------------------------------------    Executive Officer
                   Timothy L. Main                       (Principal Executive
                                                         Officer)

                 /s/ CHRIS A. LEWIS                    Chief Financial Officer       November 27, 2000
-----------------------------------------------------    (Principal Financial and
                   Chris A. Lewis                        Accounting Officer)

               /s/ LAWRENCE J. MURPHY                  Director                      November 27, 2000
-----------------------------------------------------
                 Lawrence J. Murphy

                  /s/ MEL S. LAVITT                    Director                      November 27, 2000
-----------------------------------------------------
                    Mel S. Lavitt

                /s/ STEVEN A. RAYMUND                  Director                      November 27, 2000
-----------------------------------------------------
                  Steven A. Raymund

                  /s/ FRANK NEWMAN                     Director                      November 27, 2000
-----------------------------------------------------
                    Frank Newman

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                   DESCRIPTION
-----------                               -----------
 3.1(9)      --   Registrant's Certificate of Incorporation, as amended.
 3.2(9)      --   Registrant's Bylaws, as amended.
 4.1(2)      --   Form of Certificate for Shares of Registrant's Common Stock.
10.1(1)(7)   --   1983 Stock Option Plan and forms of agreement used
                  thereunder.
10.2(1)(7)   --   1989 Non-Qualified Stock Option Plan and forms of agreement used thereunder.
10.3(7)(10)  --   1992 Stock Option Plan and forms of agreement used
                  thereunder, as amended.
10.4(7)(11)  --   1992 Employee Stock Purchase Plan and forms of agreement
                  used thereunder, as amended.
10.5(1)(7)   --   Restated cash or deferred profit sharing plan under section
                  401(k).
10.6(1)(7)   --   Form of Indemnification Agreement between Registrant and its officers and Directors.
10.7(1)      --   Letter Agreement dated November 27, 1992 between Registrant and Scottish Office Industry Department relating to grant to establish Scottish facility.
10.8(3)(7)   --   Amendment to 1989 Non-Qualified Stock Option Plan.
10.9(4)      --   Lease Agreement dated October 1, 1997 between registrant and
                  Charrington Estates.
10.10(4)     --   Lease Agreement dated October 30, 1997 between registrant
                  and Teachers Insurance and Annuity Association.
10.11(5)     --   Lease Agreement dated May 12, 1998 between registrant and
                  Lincoln-RECP Great Oaks OPCO. LLC.
10.12(6)     --   Agreement and Plan of Merger among Jabil Circuit, Inc., JG
                  Acquisition, Inc., GET Manufacturing, Inc. and Mr. Shin Fang
                  dated August 11, 1999 and amended September 13, 1999.
10.13(8)     --   Lease Agreement dated May 16, 2000 for 6835 Via Del Oro, San
                  Jose, California between Registrant and The Realty
                  Associates Fund IV.
10.14(9)     --   Amended and Restated Loan Agreement dated as of April 7,
                  2000 between Registrant and certain banks and Bank One and
                  Suntrust Bank as agents for banks.
10.15        --   Receivables Sale Agreement dated as of August 10, 2000 among
                  Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as
                  originators and Jabil Circuit Financial, Inc. as buyer.
10.16        --   Receivables Purchase Agreement dated as of August 10, 2000 among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset
                  Securitization Corporation and Bank One as agent for Falcon.
21.1         --   List of Subsidiaries.
23.1         --   Independent Auditors' Consent.
23.2         --   Independent Auditors' Consent.
24.1         --   Power of Attorney (See Signature page).
27.1         --   Financial Data Schedule (for SEC use only).

---------------

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

 (4) Incorporated by reference to exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.
 (5) Incorporated by reference to exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.
 (6) Incorporated by reference to exhibit to the Registrant's Current Report on Form 8-K filed by the Registrant on September 28, 1999.
 (7) Indicates management compensatory plan, contract or arrangement.
 (8) Incorporated by reference to exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.
 (9) Incorporated by reference to exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(10) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on August 31, 1999.
(11) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on October 10, 1997.

                                                                     SCHEDULE II

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                                          BALANCE AT   CHARGED TO            BALANCE AT
                                                          BEGINNING    COSTS AND    WRITE-     END OF
                                                          OF PERIOD     EXPENSES     OFFS      PERIOD
                                                          ----------   ----------   ------   ----------
                                                                         (IN THOUSANDS)
YEAR ENDED AUGUST 31, 2000:
Allowance for uncollectible accounts receivable.........   $ 4,639       $  648     $  279    $ 5,008
Reserve for excess and obsolete inventory...............   $12,869       $7,562     $6,423    $14,008
                                                           =======       ======     ======    =======
YEAR ENDED AUGUST 31, 1999:
Allowance for uncollectible accounts receivable.........   $ 3,948       $1,246     $  555    $ 4,639
Reserve for excess and obsolete inventory...............   $12,193       $6,233     $5,557    $12,869
                                                           =======       ======     ======    =======
YEAR ENDED AUGUST 31, 1998:
Allowance for uncollectible accounts receivable.........   $ 3,696       $1,677     $1,425    $ 3,948
Reserve for excess and obsolete inventory...............   $11,560       $6,133     $5,500    $12,193
                                                           =======       ======     ======    =======

                 See accompanying independent auditors' report.