Form 10-Q
period 2000-11-30
JABIL CIRCUIT INC
filed 2001-01-16
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

   X          Quarterly report pursuant to Section 13 or 15(d) of the Securities
 -----        Exchange Act of 1934

              For the quarterly period ended November 30, 2000.

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

                             Yes  [X]     No  [ ]

        As of January 5, 2001, there were 190,810,842 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at
          November 30, 2000 and August 31, 2000...........................   3

          Consolidated Statements of Earnings for the three months
          ended November 30, 2000 and 1999................................   4

          Consolidated Statements of Cash Flows for the three months
          ended November 30, 2000 and 1999................................   5

          Notes to Consolidated Financial Statements......................   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  14

Item 6.   Exhibits and Reports on Form 8-K................................  14

          Signatures......................................................  15

PART I. FINANCIAL INFORMATION

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    November 30,    August 31,
                                                        2000           2000
                                                    -----------    -----------
                                                    (Unaudited)
      ASSETS
      Current assets
        Cash and cash equivalents                   $   131,067    $   337,602
        Accounts receivable - Net                       568,298        523,096
        Inventories                                     641,514        477,548
        Prepaid expenses and other current assets        40,543         30,984
        Deferred income taxes                            19,600         18,040
                                                    -----------    -----------
              Total current assets                    1,401,022      1,387,270

      Property, plant and equipment, net                704,785        587,494
      Other assets                                       44,208         43,428
                                                    -----------    -----------
                                                    $ 2,150,015    $ 2,018,192
                                                    ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
        Current installments of long term debt      $     8,333    $     8,333
        Accounts payable                                664,467        594,111
        Accrued expenses                                 67,898         72,261
        Income taxes payable                             24,466         17,270
                                                    -----------    -----------
              Total current liabilities                 765,164        691,975

      Long term debt, less current installments          25,000         25,000
      Deferred income taxes                              37,411         28,112
      Deferred grant revenue                              2,712          2,922
                                                    -----------    -----------
              Total liabilities                         830,287        748,009
                                                    -----------    -----------
      Stockholders' equity
        Common stock                                        191            190
        Additional paid-in capital                      845,612        843,784
        Retained earnings                               474,556        426,814
        Accumulated other comprehensive income             (631)          (605)
                                                    -----------    -----------
              Total stockholders' equity              1,319,728      1,270,183
                                                    -----------    -----------
                                                    $ 2,150,015    $ 2,018,192
                                                    ===========    ===========



           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                  Three months ended
                                              November 30,   November 30,
                                                  2000           1999
                                              -----------      ---------
Net revenue                                   $ 1,128,955      $ 689,822
  Cost of revenue                               1,017,482        616,435
                                              -----------      ---------
Gross profit                                      111,473         73,387

Operating expenses:
  Selling, general and administrative              44,080         27,051
  Research and development                          1,428          1,182
  Amortization of intangibles                         777            599
  Merger-related charge                                --          5,153
                                              -----------      ---------
Operating income                                   65,188         39,402

  Interest income                                  (2,494)        (1,180)
  Interest expense                                    439            565
                                              -----------      ---------
Income before income taxes                         67,243         40,017

  Income taxes                                     19,501         13,529
                                              -----------      ---------
Net income                                    $    47,742      $  26,488
                                              ===========      =========

Earnings per share:
Basic                                         $      0.25      $    0.15
                                              ===========      =========
Diluted                                       $      0.24      $    0.14
                                              ===========      =========
Common shares used in the calculations of
  earnings per share:
Basic                                             190,526        174,820
                                              ===========      =========
Diluted                                           198,907        183,175
                                              ===========      =========




           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           Three months ended
                                                       November 30,   November 30,
                                                           2000           1999
                                                        ---------      ---------
Cash flows from operating activities:
  Net income                                            $  47,742      $  26,488
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        30,570         23,006
      Recognition of grant revenue                           (210)          (317)
      Deferred income taxes                                 7,739         11,473
      Loss on sale of property                                300            219
      Changes in operating assets and liabilities:
        Accounts receivable                               (45,202)       (54,384)
        Inventories                                      (163,966)       (78,297)
        Prepaid expenses and other current assets          (9,559)        (7,938)
        Other assets                                       (1,583)        (1,011)
        Accounts payable and accrued expenses              65,993         85,435
        Income taxes payable                                7,196         (5,370)
                                                        ---------      ---------
      Net cash (used) in operating activities             (60,980)          (696)
                                                        ---------      ---------
Cash flows from investing activities:
  Net cash paid for business acquisitions                      --        (27,386)
  Acquisition of property, plant and equipment           (147,482)       (61,884)
  Proceeds from sale of property and equipment                 98            750
                                                        ---------      ---------
      Net cash used in investing activities              (147,384)       (88,520)
                                                        ---------      ---------

Cash flows from financing activities:
  Increase in / (repayment of) note payable to bank            --        (19,913)
  Payments of long-term debt                                   --         (2,656)
  Sale of short-term investments                               --         22,306
  Net proceeds from issuance of common stock                1,829          4,533
  Proceeds from Scottish grant                                 --          2,251
                                                        ---------      ---------
      Net cash provided by financing activities             1,829          6,521
                                                        ---------      ---------
Net decrease in cash and cash equivalents                (206,535)       (82,695)
Cash and cash equivalents at beginning of period          337,602        125,949
                                                        ---------      ---------
Cash and cash equivalents at end of period              $ 131,067      $  43,254
                                                        =========      =========





           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC") for interim reporting. As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 2000, contained in our 2000 annual report on Form 10-K. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented should be read in conjunction with the annual audited consolidated financial statements and related notes thereto. The results of operations for the three-month period ended November 30, 2000 are not necessarily indicative of the results that should be expected for a full fiscal year.

     EARNINGS PER SHARE

                  The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

     EARNINGS PER SHARE
         (Unaudited)

     In thousands                                      Three months ended
                                                           November 30,
                                                      2000             1999
                                                  -----------------------------
     Numerator:
     Net income                                     $ 47,742         $ 26,488

     Denominator:
     Denominator for basic EPS-
       Weighted-average shares                       190,526          174,820
     Effect of dilutive securities:
         Employee stock options                        8,381            8,355
                                                  -----------------------------
     Denominator for diluted EPS-
         Adjusted weighted-average
         Shares                                      198,907          183,175
                                                  =============================
     Basic EPS                                      $   0.25         $   0.15
                                                  =============================
     Diluted EPS                                    $   0.24         $   0.14
                                                  =============================

                  For the three-month period ended November 30, 2000 and 1999, options to purchase 16,341 and 286, respectively, shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive.

COMPREHENSIVE INCOME

                  The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from shareholder transactions. The Company's balance of accumulated other comprehensive income is composed exclusively of the cumulative foreign currency translation adjustment. For the three month periods ended November 30, 2000 and 1999, the Company recorded foreign currency translation adjustments of approximately $(26,000) and $(325,000), respectively.

COMMITMENTS AND CONTINGENCIES

                  We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities. As amended by Statements 137 and 138, Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted Statement 133, as amended, in the first quarter of this fiscal year. The adoption of the Statement did not have a material impact on our financial position, results of operations or cash flows.

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

 NOTE 2.  INVENTORIES

                  The components of inventories consist of the following:

                    In thousands                    November 30,      August 31,
                                                            2000            2000
                                                    ------------      ----------
                    Finished goods                     $  57,492        $ 54,477
                    Work-in-process                       67,382          54,288
                    Raw materials                        516,640         368,783
                                                       ---------        --------
                                                       $ 641,514        $477,548
                                                       =========        ========


NOTE 3.  SEGMENT INFORMATION

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

         We derive our revenue from providing manufacturing services to major electronic companies on a contract basis. Operating segments consist of our manufacturing locations. The services provided, the manufacturing processes, class of customers, economic circumstances, operating margins and the order fulfillment process is similar and generally interchangeable across manufacturing locations. We have aggregated our operating segments into the Electronic Manufacturing Services ("EMS") segment.

         The following table sets forth segment information (in thousands):

                                                       Three Months Ended
                                                          November 30,
                                                       2000           1999
                                                  ----------------------------
Net revenue                                         $1,128,955      $689,822

Segment income before income tax                    $   66,616      $ 45,737
Corporate (income) expense                                (627)          567
Merger-related charges                                      --         5,153
                                                    ----------      --------
Income before income taxes                          $   67,243      $ 40,017
                                                    ==========      ========

                                  November 30, 2000           August 31, 2000
                                  -----------------           ---------------
Long-lived assets                      $748,993                   $630,922

         Foreign source revenue represented 47% of net revenue for the first quarter of fiscal 2001 compared to 44% for the same period of fiscal 2000. The increase in foreign source revenue was attributable to increased production at our international locations, the acquisition of facilities in Brazil and Ireland, and the start of production in our greenfield facility in Chihuahua, Mexico.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         We make "forward-looking statements" within the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995 throughout this Quarterly Report on Form 10-Q and in the documents we incorporate by reference herein. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan" and "continue" or similar words. We have based these statements on our current expectations about future events. Although we believe that our expectations reflected in or suggested by our forward-looking statements are reasonable, we cannot assure you that these expectations will be achieved. Our actual results may differ materially from what we currently expect. Important factors which could cause our actual results to differ materially from the forward-looking statements in this document are set forth in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this document and the "Factors Affecting Future Results" and other sections in our Annual Report on Form 10-K for the fiscal year ended August 31, 2000 and other filings with Securities and Exchange Commission.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Our net revenue for the first quarter of fiscal 2001 increased 63.7% to $1.1 billion, from $690 million in the first quarter of fiscal 2000. This increase from the previous fiscal year was primarily due to increased production of communications and consumer products. Foreign source revenue represented 47.5% of net revenue for the first quarter of fiscal 2001 compared to 43.6% for the same period of fiscal 2000. The increase in foreign source revenue was attributable to increased production at our international locations, the acquisition of facilities in Brazil and Ireland, and the start of production in our greenfield facility in Chihuahua, Mexico.

         Gross margin decreased to 9.9% for the first quarter of fiscal 2001 from 10.6% for the same period of fiscal 2000 primarily reflecting a higher content of material-based revenue.

         Selling, general and administrative expenses in the first quarter of fiscal 2001 remained at 3.9% of net revenue compared to the same period in the prior fiscal year, while increasing in absolute dollars from $27.1 million in the first quarter of fiscal 2000 to $44.1 million in the first quarter of fiscal 2001. The dollar increases were primarily due to increased staffing and related departmental expenses at all our locations as well as increased information systems staff to support the expansion of our business.

         Research and development expenses decreased to 0.1% of net revenue for the first quarter of fiscal 2001 as compared to 0.2% for the same period of fiscal 2000. In absolute dollars, the expenses increased approximately $0.2 million versus the same period of fiscal 2000.

         Amortization of intangibles remained a constant 0.1% of net revenue in the first quarter of fiscal 2001, while increasing from $0.6 million to $0.8 million as compared to the same period of fiscal 2000. This dollar increase is primarily attributable to the $2 million and $5 million of goodwill resulting from the Telenor Technology Services Limited and Bull Information Technology acquisitions, respectively. We are amortizing the goodwill on a straight-line basis over fifteen years and ten years for the Telenor Technology Services Limited and Bull Information Technology acquisitions, respectively.

         During the first quarter of fiscal 2000, we completed a merger with GET Manufacturing, Inc. and recorded a one-time merger-related charge of $5.2 million ($4.7 million after-tax) consisting of key employee severance and legal and professional fees associated with the merger. There have been no one-time acquisition-related charges recorded during the first quarter of fiscal 2001.

         Interest income increased to $2.5 million in the first quarter of fiscal 2001 from $1.2 million in the first quarter of fiscal 2000 as a result of increased cash on hand.

         Interest expense decreased approximately $0.2 million in the first quarter of fiscal 2001 to $0.4 million as compared to $0.6 million in the first quarter of fiscal 2000, as a result of a principal payment on our long-term debt during the third quarter of fiscal 2000.

         Our effective tax rate decreased to 29.0% in the first quarter of fiscal 2001, from 33.8% for the same period of fiscal 2000. The tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysian subsidiary. The tax holiday has expired and we have applied for an extension from the Malaysian tax authorities for a minimum of five years.

BUSINESS FACTORS

         Due to the nature of turnkey manufacturing and our relatively small number of customers, our quarterly operating results are affected by the level and timing of orders, the level of capacity utilization of our manufacturing facilities and associated fixed costs, fluctuations in material costs and by the mix of material costs versus manufacturing costs. Similarly, operating results are affected by price competition, level of experience in manufacturing a particular product, degree of automation used in the assembly process, efficiencies we achieve in managing inventories and fixed assets, timing of expenditures in anticipation of increased sales, customer product delivery requirements, and shortages of components or labor. In the past, some of our customers have terminated their manufacturing arrangement with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations.

ACQUISITIONS AND EXPANSION

         The EMS industry has experienced rapid growth over the past several years as an increasing number of electronics companies have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisition of certain manufacturing facilities from Hewlett-Packard Company in fiscal 1998. Electronics companies are turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our recent acquisition of GET Manufacturing, Inc. and Bull Information Technology during fiscal 2000. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our recent acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt;
(4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; (5) possible adverse tax and accounting effects; (6) the diversion of management's attention to the assimilation of the businesses to be acquired;
(7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; and (10) unforeseen difficulties in the acquired operations.

         During this fiscal year, we completed the greenfield expansion in Tiszaujvaros, Hungary and continued construction in Chihuahua, Mexico. When completed, the Chihuahua facility will consist of two 250,000 square-foot facilities.

SUBSEQUENT EVENT

         On January 11, 2001, we announced that we had entered into an agreement with Marconi plc ("Marconi") to purchase certain assets of its communications division, Marconi Communications. The assets consist primarily of inventory and property, plant and equipment of five manufacturing operations in the United States, United Kingdom, Italy and Germany. Total consideration to be paid, subject to pre-closing adjustments, will be approximately $390 million. The transaction will be accounted for under the purchase method of accounting and will result in approximately $146 million of goodwill and other intangibles. Funding for this acquisition will be provided by our existing revolving credit facility. See "Liquidity and Capital Resources."

         Simultaneous with the closings, we will enter into a three-year product supply agreement to manufacture existing and new products for Marconi in new product introduction, printed circuit board assembly, final systems assembly as well as repair of access, optical transmission and broadband switching products.

         Under the proposed terms of the deal, up to 2,900 employees in Bedford, Texas; Liverpool and Coventry, UK; Marcianise, Italy and Offenburg, Germany will progressively transfer to Jabil Circuit. No involuntary job losses are expected and existing employment rights will be protected. The transaction is intended to be implemented by mid 2001. The closings are subject to regulatory approval in each of the four countries.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 2000, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and an asset-backed securitization program. We have committed line of credit facilities in place with a syndicate of banks that provide up to $500 million of working capital borrowing capacity. The asset-backed securitization program with Bank One provides up to $225 million of eligible accounts receivables of certain U.S. plants. As of November 30, 2000, we were not utilizing our revolving credit facility or the asset backed program.

         We used $60.2 million of cash in operating activities for the three months ended November 30, 2000. The use of cash was primarily due to an increase in inventories of $164.0 million, an increase of $45.2 million in accounts receivable, offset by net income of $47.7 million, depreciation and amortization of $30.6 million, and increases in accounts payable and accrued expenses of $66.0 million. The increase in accounts receivable, accounts payable, and inventory was due to commensurate increases in planned levels of business. The increase in inventory resulted in an additional six days of inventory on hand when compared to the previous quarter which will be consumed over the course of the fiscal year.

         Net cash used in investing activities of $148.2 million for the three months ended November 30, 2000 consisted of our capital expenditures for construction and equipment worldwide in order to support increased activities.

         Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. We believe that during fiscal year 2001, our capital expenditures will exceed $350 to $400 million, principally for machinery, equipment, facilities and related expenses. It is our intent to increase the capacity of our existing $500 million revolving credit facility by $200 to $250 million to a total of $700 to $750 million to fund our capital expenditures, working capital requirements and the purchase of the Marconi operations in fiscal 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in our market risk during the three months ended November 30, 2000. Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of our 2000 Annual Report on Form 10-K for the fiscal year ended August 31, 2000 and is incorporated herein by reference.


PART II. OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits- None

                (b)  Reports on Form 8-K

                     On September 19, 2000 we filed a Current Report on Form 8-K reporting financial results for the fourth quarter of fiscal 2000.

                     On November 27, 2000 we filed a Current Report on Form 8-K reporting organizational changes to the company.

                     On December 20, 2000 we filed a Current Report on Form 8-K reporting financial results for the first quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Jabil Circuit, Inc.
                                            Registrant

Date:  January 16, 2001                     By:   /s/ Timothy L. Main
       ----------------                           -------------------
                                                  Timothy L. Main
                                                  President/CEO

Date:  January 16, 2001                     By:   /s/ Chris A. Lewis
       ----------------                           ------------------
                                                  Chris A. Lewis
                                                  Chief Financial Officer