Form 10-Q
period 2001-02-28
JABIL CIRCUIT INC
filed 2001-04-13
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


(Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended February 28, 2001.

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _____________ to ____________.

Commission file number:  0-21308


                                JABIL CIRCUIT, INC.
                                -------------------
               (Exact name of registrant as specified in its charter)


           DELAWARE                                             38-1886260
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                            10560 Ninth Street North
                            St. Petersburg, FL 33716
                            ------------------------
          (Address of principal executive offices, including zip code)


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

                              Yes [X]    No [ ]


As of March 31, 2001, there were 191,263,934 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                     INDEX


                         PART I. FINANCIAL INFORMATION



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at
          February 28, 2001 and August 31, 2000...........................  3

         Consolidated Statements of Earnings for the three and six
          months ended February 28, 2001 and February 29, 2000............  4

         Consolidated Statements of Cash Flows for the six
         months ended February 28, 2001 and February 29, 2000.............  5

         Notes to Consolidated Financial Statements.......................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......  14


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............  15

Item 6.  Exhibits and Reports on Form 8-K.................................  15

         Signatures.......................................................  16

PART I. FINANCIAL INFORMATION



                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                 February 28,       August 31,
                                                     2001              2000
                                                 -----------       -----------
                                                 (Unaudited)
ASSETS

Current assets

  Cash and cash equivalents                      $   146,125       $   337,602
  Accounts receivable, net                           535,763           523,096
  Inventories                                        631,746           477,548
  Prepaid expenses and other current assets           41,883            30,984
  Deferred income taxes                               18,053            18,040
                                                 -----------       -----------

        Total current assets                       1,373,570         1,387,270

Property, plant and equipment, net                   742,985           587,494
Other assets                                          43,660            43,428
                                                 -----------       -----------

                                                 $ 2,160,215       $ 2,018,192
                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Current installments of long term debt         $     8,333       $     8,333
  Accounts payable                                   645,946           594,111
  Accrued expenses                                    67,358            72,261
  Income taxes payable                                11,021            17,270
                                                 -----------       -----------

        Total current liabilities                    732,658           691,975

Long term debt, less current installments             25,000            25,000
Deferred income taxes                                 19,484            28,112
Deferred grant revenue                                 8,332             2,922
                                                 -----------       -----------

        Total liabilities                            785,474           748,009
                                                 -----------       -----------

Stockholders' equity

  Common stock                                           196               190
  Additional paid-in capital                         859,653           843,784
  Retained earnings                                  515,282           426,814
  Cumulative translation adjustment                     (390)             (605)
                                                 -----------       -----------

        Total stockholders' equity                 1,374,741         1,270,183
                                                 -----------       -----------

                                                 $ 2,160,215       $ 2,018,192
                                                 ===========       ===========



          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)


                                                 Three months ended                  Six months ended
                                            February 28,     February 29,     February 28,      February 29,
                                                2001             2000            2001              2000
                                            -----------      -----------      -----------       -----------

Net revenue                                 $ 1,211,175       $ 837,562       $ 2,340,130       $ 1,527,384
  Cost of revenue                             1,102,737         753,479         2,120,219         1,369,914
                                            -----------       ---------       -----------       -----------

Gross profit                                    108,438          84,083           219,911           157,470

Operating expenses:
  Selling, general and administrative            46,892          31,612            90,972            58,663
  Research and development                        1,553           1,203             2,981             2,385
  Amortization of intangibles                       828             644             1,605             1,243
  Acquisition-related charges                       843              --               843             5,153
                                            -----------       ---------       -----------       -----------
Operating income                                 58,322          50,624           123,510            90,026

  Interest income                                (1,365)            (32)           (3,859)           (1,212)
  Interest expense                                2,320           1,474             2,759             2,039
                                            -----------       ---------       -----------       -----------

Income before income taxes                       57,367          49,182           124,610            89,199

  Income taxes                                   16,641          15,246            36,142            28,775
                                            -----------       ---------       -----------       -----------

Net income                                  $    40,726       $  33,936       $    88,468       $    60,424
                                            ===========       =========       ===========       ===========

Earnings per share:
Basic                                       $      0.21       $    0.19       $      0.46       $      0.34
                                            ===========       =========       ===========       ===========
Diluted                                     $      0.21       $    0.18       $      0.45       $      0.33
                                            ===========       =========       ===========       ===========

Common shares used in the calculations
of earnings per share:

Basic                                           190,931         175,715           190,729           175,268
                                            ===========       =========       ===========       ===========
Diluted                                         198,326         184,518           198,617           183,648
                                            ===========       =========       ===========       ===========


          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Six months ended
                                                              February 28,    February 29,
                                                                  2001           2000
                                                              -----------     -----------

Cash flows from operating activities:

  Net income                                                   $  88,468       $  60,424
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                               72,203          43,524
      Recognition of grant revenue                                  (519)           (606)
      Deferred income taxes                                       (8,641)         10,702
      Loss on sale of property                                     1,224           2,654
      Changes in operating assets and liabilities:
        Accounts receivable                                      (12,667)       (114,960)
        Inventories                                             (154,198)       (132,146)
        Prepaid expenses and other current assets                (10,899)         (9,302)
        Other assets                                              (1,622)          2,579
        Accounts payable and accrued expenses                     55,382         125,996
        Income taxes payable                                      (6,249)         (9,648)
                                                               ---------       ---------

      Net cash provided by/(used) in operating activities         22,482         (20,783)
                                                               ---------       ---------

Cash flows from investing activities:

  Net cash paid for business acquisitions                             --         (33,085)
  Proceeds from sale of short-term investments                        --          27,176
  Acquisition of property, plant and equipment                  (228,983)       (127,698)
  Proceeds from sale of property and equipment                     1,670           1,608
                                                               ---------       ---------

      Net cash used in investing activities                     (227,313)       (131,999)
                                                               ---------       ---------

Cash flows from financing activities:

  Increase in note payable to bank                                    --          73,499
  Payments of long-term debt                                          --          (2,656)
  Net proceeds from issuance of common stock                       7,425          10,351
  Proceeds from Scottish grant                                     5,929           2,251
                                                               ---------       ---------

      Net cash provided by financing activities                   13,354          83,445
                                                               ---------       ---------

Net decrease in cash and cash equivalents                       (191,477)        (69,337)
Cash and cash equivalents at beginning of period                 337,602         125,949
                                                               ---------       ---------

Cash and cash equivalents at end of period                     $ 146,125       $  56,612
                                                               =========       =========


          See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC") for interim reporting. As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 2000, contained in our 2000 annual report on Form 10-K. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three-month and six-month periods ended February 28, 2001, are not necessarily indicative of the results that should be expected for a full fiscal year.

     EARNINGS PER SHARE

                  The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

     EARNINGS PER SHARE
         (Unaudited)

                                            Three Months Ended       Six Months Ended
                                                 February                February
                                             2001        2000        2001        2000
                                           --------    --------    --------    --------

     Numerator:
     Net income                            $ 40,726    $ 33,936    $ 88,468    $ 60,424

     Denominator:
     Denominator for basic EPS-
       Weighted-average shares              190,931     175,715     190,729     175,268
     Effect of dilutive securities:
         Employee stock options               7,395       8,803       7,888       8,380
                                           --------    --------    --------    --------
     Denominator for diluted EPS-
       Adjusted weighted-average shares     198,326     184,518     198,617     183,648
                                           ========    ========    ========    ========

     Basic EPS                             $   0.21    $   0.19    $   0.46    $   0.34
                                           ========    ========    ========    ========
     Diluted EPS                           $   0.21    $   0.18    $   0.45    $   0.33
                                           ========    ========    ========    ========

                  For the three-month and six-month periods ended February 28, 2001, options to purchase 759,846 and 475,449 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. For the three-month and six-month periods ended February 29, 2000, 21,377 and 172,924 of options, respectively, were excluded for the same reason.

COMPREHENSIVE INCOME

                  The Company's balance of accumulated other comprehensive income is composed exclusively of the cumulative foreign currency translation adjustment. For the three and six month periods ended February 28, 2001, the Company recorded foreign currency translation adjustments of approximately $241,000 and $215,000, respectively, resulting in total comprehensive income of $40.9 million and $88.7 million. For the three and six month periods ended February 29, 2000, currency translation adjustments of $1,000 and $(324,000), respectively, were recorded resulting in total comprehensive income of $33.9 million and $60.1 million, respectively.

COMMITMENTS AND CONTINGENCIES

                  We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

                  Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities. As amended by Statements 137 and 138, Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted Statement 133, as amended, in the first quarter of this fiscal year. The adoption of the Statement did not have an impact on our financial position, results of operations or cash flows.

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

NOTE 2.  INVENTORIES

                  The components of inventories consist of the following:


                    In thousands              February 28,       August 31,
                                                  2001              2000
                                              ------------       ----------

                    Finished goods              $ 81,555          $ 54,477
                    Work-in-process               74,938            54,288
                    Raw materials                475,253           368,783
                                                --------          --------
                                                $631,746          $477,548
                                                ========          ========


NOTE 3.  SEGMENT INFORMATION

                  Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                  The following table sets forth segment information (in thousands):

                                             Three Months Ended              Six Months Ended
                                                  February                       February
                                             2001          2000            2001            2000
                                         -----------     ---------     -----------     -----------

     Net revenue                         $ 1,211,175     $ 837,562     $ 2,340,130     $ 1,527,384
     Depreciation and amortization       $    41,633     $  20,518     $    72,203     $    43,524
     Interest (income)                   $    (1,365)    $     (32)    $    (3,859)    $    (1,212)
     Interest expense                    $     2,320     $   1,474     $     2,759     $     2,039

     Segment income before income tax    $    60,718     $  51,827     $   127,334     $    97,564
      Corporate (income) expense               2,508         2,645           1,881           3,212
      Non-recurring charges                      843            --             843           5,153
                                         -----------     ---------     -----------     -----------
     Income before income taxes          $    57,367     $  49,182     $   124,610     $    89,199
                                         ===========     =========     ===========     ===========

                                               February 28, 2001              August 31, 2000
                                               -----------------              ---------------

     Long-lived assets                              $786,645                      $630,922

                  Foreign source revenue represented 48% of net revenue for the second quarter and first six months of fiscal 2001 compared to 41% and 42% for the same periods of fiscal 2000. The increase in foreign source revenue was attributable to increased production at our international locations, the acquisition of facilities in Brazil and Ireland, and the start of production in our greenfield facilities in Chihuahua, Mexico and Tiszaujvaros, Hungary.

NOTE 4.  BUSINESS ACQUISITION

                  On January 11, 2001, we announced that we had entered into a business sale agreement with Marconi plc to purchase certain operations of its communications division. The operations are located in the United States, United Kingdom, Italy and Germany. Total consideration to be paid, subject to pre-closing adjustments, is estimated to have a present value of approximately $390 million payable two years from closing and an additional $20 million payable three years from closing. The completion of the transaction is subject to a number of customary and other closing conditions, including obtaining various anti-trust and other approvals and clearances in four countries, certain consents from third parties, including customers of the seller, and the seller being satisfied that the Company will be able to perform its obligations under the supply agreement to be entered into in connection with the closing that is described below. The transaction will be accounted for under the purchase method of accounting and will result in approximately $146 million of goodwill and other intangibles. Funding for this acquisition will be provided by our existing revolving credit facility. See "Liquidity and Capital Resources."

                  Simultaneous with the closings, we will enter into a three-year product supply agreement to manufacture existing and new products for Marconi in new product introduction, printed circuit board assembly, final systems assembly as well as repair of access, optical transmission and broadband switching products. The company currently estimates that such agreement will generate in excess of $4 billion of revenue over the term of the agreement.

                  Under the proposed terms of the deal, up to 2,900 employees in Bedford, Texas; Liverpool and Coventry, UK; Marcianise, Italy and Offenburg, Germany will progressively transfer to Jabil Circuit. No involuntary job losses are expected and existing employment rights will be protected. The transaction is currently intended to be implemented over the course of the summer and fall of 2001 assuming that all of the closing conditions occur.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in the contract manufacturing industry and the general economy, variability of operating results, dependence on a limited number of customers, limited availability of components, dependence on certain industries, variability of customer requirements, ability to consummate acquisitions and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2000, any subsequent Reports on Form 10-Q and Form 8-K and our other securities filings. All forward-looking statements included in this Report on Form 10-Q are made only as of the date of this Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our net revenue for the second quarter and first six months of fiscal 2001 increased 45% and 53% to $1.2 billion and $2.3 billion, respectively, from $838 million and $1.5 billion in the second quarter and first six months of fiscal 2000. This increase from the previous fiscal year was primarily due to increased production of communications and personal computer products. Foreign source revenue represented 48% of net revenue for the second quarter and first six months of fiscal 2001 compared to 41% and 42% for the same periods of fiscal 2000. The increase in foreign source revenue was attributable to increased production at our international locations, the acquisition of facilities in Brazil and Ireland, and the start of production in our greenfield facilities in Chihuahua, Mexico and Tiszaujvaros, Hungary.

         Gross profit decreased to 9.0% and 9.4% for the second quarter and first six months of fiscal 2001 from 10.0% and 10.3% for the same periods of fiscal 2000 primarily reflecting a higher content of material-based revenue as well as relatively lower levels of capacity utilization than the prior periods.

         Selling, general and administrative expenses remained at a rate of 3.9% of net revenue in the second quarter of fiscal 2001 as compared to the same period in the prior fiscal year, while increasing in absolute dollars from $31.6 million in the second quarter of fiscal 2000 to $46.9 million in the second quarter of fiscal 2001. Selling, general and administrative expenses in the first six months of fiscal 2001 were 3.8% of net revenue which is consistent with the same period of the prior fiscal year, while increasing in absolute dollars from $58.7 million to $90.9 million. The dollar increases were primarily due to increased staffing and related departmental expenses at all our locations as well as increased information systems staff to support the expansion of our business.

         Research and development expenses were 0.1% of net revenue for the second quarter and first six months of fiscal 2001, as compared to 0.1% and 0.2% for each of the same periods of fiscal 2000. In absolute dollars, the expenses increased approximately $0.4 million and $0.6 million versus the same periods of fiscal 2000.

         Amortization of intangibles remained a constant 0.1% of net revenue in the second quarter and first six months of fiscal 2001, while increasing from $0.6 million to $0.8 million and $1.2 million to $1.6 million, respectively, as compared to the same periods of fiscal 2000.

         During the second quarter of fiscal 2001, we announced a proposed acquisition of certain manufacturing operations of Marconi plc ("Marconi") and recorded an acquisition-related charge of $0.8 million ($0.6 million after-tax) consisting of costs to prepare for the integration of the business. We expect to incur certain charges totaling $20 million to $25 million pre-tax over the next two quarters associated with reductions in our cost structure and acquisition integration costs in the amounts of $13 million to $18 million and $7 million, respectively.

         Interest income increased to $1.4 million in the second quarter of fiscal 2001 from $32 thousand in the second quarter of fiscal 2000 as a result of increased cash on hand. Interest income increased approximately $2.7 million in the first six months of fiscal 2001 to $3.9 million from $1.2 million for the same period in fiscal 2000 as a result of increased cash on hand in the first quarter of fiscal 2001.

         Interest expense increased approximately $0.8 million in the second quarter of fiscal 2001 to $2.3 million as compared to $1.5 million in the second quarter of fiscal 2000. Interest expense increased approximately $0.8 million for the first six months of fiscal 2001, to $2.8 million from $2.0 million. These increases are primarily a result of increased borrowings to support working capital needs.

         Our effective tax rate decreased to 29% in both the second quarter and first six months of fiscal 2001 from 30% and 32%, respectively, in each of the second quarter and first six months of fiscal 2000. The tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysian subsidiary.

BUSINESS FACTORS

         Due to the nature of turnkey manufacturing and our relatively small number of customers, our quarterly operating results are affected by the level and timing of orders, the level of capacity utilization of our manufacturing facilities and associated fixed costs, fluctuations in material costs and by the mix of material costs versus manufacturing costs. Similarly, operating results are affected by price competition, level of experience in manufacturing a particular product, degree of automation used in the assembly process, efficiencies we achieve in managing inventories and fixed assets, timing of expenditures in anticipation of increased sales, customer product delivery requirements, and shortages of components or labor. In the past, some of our customers have terminated their manufacturing arrangement with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. Subsequent to February 28, 2001, we experienced reduction in demand as a result of overall deteriorating economic conditions in our industry. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations.

ACQUISITIONS AND EXPANSION

         The EMS industry has experienced rapid growth over the past several years as an increasing number of electronics companies have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisition of certain manufacturing facilities from Hewlett-Packard Company in fiscal 1998 and our impending acquisition of certain Marconi manufacturing assets. Electronics companies are turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our acquisition of GET Manufacturing, Inc. and Bull Information Technology during fiscal 2000 and our proposed acquisition of operations from Marconi. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our fiscal year 2000 acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland. However, we cannot be assured that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as
(1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; (5) possible adverse tax and accounting effects; (6) the diversion of management's attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; (10) the impact on the Company of any unionized work force it may acquire; and (11) unforeseen difficulties in the acquired operations.

         During this fiscal year, we completed the greenfield expansion in Tiszaujvaros, Hungary and continued construction in Chihuahua, Mexico. When completed, the Chihuahua facility will consist of two 250,000 square-foot facilities.

         On January 11, 2001, we announced that we had entered into a business sale agreement with Marconi plc to purchase certain operations of its communications division. The operations are located in the United States, United Kingdom, Italy and Germany. Total consideration to be paid, subject to pre-closing adjustments, is estimated to have a present value of approximately $390 million payable two years from closing and an additional $20 million payable three years from closing. The completion of the transaction is subject to a number of customary and other closing conditions, including obtaining various anti-trust and other approvals and clearances in four countries, certain consents from third parties, including customers of the seller, and the seller being satisfied that the Company will be able to perform its obligations under the supply agreement to be entered into in connection with the closing that is described below. The transaction will be accounted for under the purchase method of accounting and will result in approximately $146 million of goodwill and other intangibles. Funding for this acquisition will be provided by our existing banking facilities. See "Liquidity and Capital Resources."

         Simultaneous with the closings, we will enter into a three-year product supply agreement to manufacture existing and new products for Marconi in new product introduction, printed circuit board assembly, final systems assembly as well as repair of access, optical transmission and broadband switching products. The company currently estimates that such agreement will generate in excess of $4 billion of revenue over the term of the agreement.

         Under the proposed terms of the deal, up to 2,900 employees in Bedford, Texas; Liverpool and Coventry, UK; Marcianise, Italy and Offenburg, Germany will progressively transfer to Jabil Circuit. No involuntary job losses are expected and existing employment rights will be protected. The transaction is currently intended to be implemented over the course of the summer and fall of 2001 assuming that all of the closing conditions occur.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2001 our principal sources of liquidity consisted of cash, available borrowings under our revolving credit facilities and an accounts receivable securitization program. We have committed line of credit facilities in place with a syndicate of banks that provide up to $500 million of working capital borrowing capacity. The accounts receivable securitization program provides for the sale of up to $225 million of eligible accounts receivables of certain U.S. plants. As of February 28, 2001, we were not utilizing our revolving credit facility or the accounts receivable securitization program.

         Operating activities for the six months ended February 28, 2001 provided $22.5 million in cash. The generation of cash was primarily due to net income of $88.5 million, depreciation and amortization of $72.2 million, and increases in accounts payable and accrued expenses of $55.4 million, offset by increases in inventories of $154.2 million, increases in accounts receivable of $12.7 million, increases in prepaid and other current assets of $10.9 million, and increases in deferred and current income taxes payable of $14.9 million. The increase in accounts receivable, accounts payable, and inventory was due to commensurate increases in planned levels of business.

         Net cash used in investing activities of $227.3 million for the six months ended February 28, 2001 consisted of our capital expenditures for construction and equipment worldwide in order to support increased activities.

         Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. Excluding money needed to fund the Marconi acquisition and any other significant acquisition we may pursue, we currently believe that during fiscal year 2001, our capital expenditures will approximate $300 to $350 million, principally for machinery, equipment, facilities and related expenses. It is our intent to increase the capacity of our existing $500 million revolving credit facility by $250 to $350 million to a total of $750 to $850 million to fund our capital expenditures, working capital requirements and the purchase of the Marconi operations in fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in our market risk during the six months ended February 28, 2001. Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of our 2000 Annual Report on Form 10-K for the fiscal year ended August 31, 2000 and is incorporated herein by reference.

PART II. OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our Annual Meeting of Shareholders, held on January 18, 2001, the following proposals were voted upon by the shareholders as indicated below:

         1.       To elect the board of directors

                                                         Number of Shares
                                                         ----------------
                                                        For          Withheld
                                                    -----------      ---------

         William D. Morean                          162,459,966      2,141,086
         Thomas A. Sansone                          162,458,598      2,142,454
         Timothy L. Main                            162,459,330      2,141,722
         Lawrence J. Murphy                         162,412,787      2,188,265
         Mel S. Lavitt                              161,652,436      2,948,616
         Steven A. Raymund                          162,607,484      1,993,568
         Frank A. Newman                            162,605,268      1,995,784


         2. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 250,000,0000 to 500,000,000.

          For                        Against                 Abstain
          ---                        -------                 -------
          161,131,409                3,451,180               18,463


         3. To ratify the selection of KPMG LLP as independent auditors for the Company.

          For                        Against                 Abstain
          ---                        -------                 -------
          164,522,651                63,141                  15,260


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - None

                  (b)      Reports on Form 8-K

                           On December 20, 2000 we filed a Current Report on Form 8-K reporting financial results for the first quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Jabil Circuit, Inc.
                                          Registrant


Date:  April 13, 2001                     By: /s/ Timothy L. Main
       --------------                         -------------------------------
                                                  Timothy L. Main
                                                  President/CEO



Date:  April 13, 2001                     By: /s/ Chris A. Lewis
       --------------                         -------------------------------
                                                  Chris A. Lewis
                                                  Chief Financial Officer