Form 10-Q/A
period 2001-02-28
JABIL CIRCUIT INC
filed 2001-04-26
CIK 898293

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-Q/A


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

                                EXPLANATORY NOTE

     Jabil Circuit, Inc. hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended February 28, 2001, solely to correct an inadvertent omission from the third sentence of the first paragraph under
Note 4 to the Notes to Consolidated Financial Statements and the third sentence of the third paragraph under the heading Acquisitions and Expansions in Management's Discussion and Analysis of Financial Condition and Results of Operations, in each case relating to the consideration to be paid under the business sale agreement with Marconi plc to purchase certain operations of its communications division.

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

NOTE 4.  BUSINESS ACQUISITION

                  On January 11, 2001, we announced that we had entered into a business sale agreement with Marconi plc to purchase certain operations of its communications division. The operations are located in the United States, United Kingdom, Italy and Germany. Total consideration to be paid, subject to pre-closing adjustments, is estimated to have a present value of approximately $390 million, with approximately $360 million payable at closing, an additional $15 million payable two years from closing and an additional $20 million payable three years from closing. The completion of the transaction is subject to a number of customary and other closing conditions, including obtaining various anti-trust and other approvals and clearances in four countries, certain consents from third parties, including customers of the seller, and the seller being satisfied that the Company will be able to perform its obligations under the supply agreement to be entered into in connection with the closing that is described below. The transaction will be accounted for under the purchase method of accounting and will result in approximately $146 million of goodwill and other intangibles. Funding for this acquisition will be provided by our existing revolving credit facility. See "Liquidity and Capital Resources."

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

         On January 11, 2001, we announced that we had entered into a business sale agreement with Marconi plc to purchase certain operations of its communications division. The operations are located in the United States, United Kingdom, Italy and Germany. Total consideration to be paid, subject to pre-closing adjustments, is estimated to have a present value of approximately $390 million, with approximately $360 million payable at closing, an additional $15 million payable two years from closing and an additional $20 million payable three years from closing. The completion of the transaction is subject to a number of customary and other closing conditions, including obtaining various anti-trust and other approvals and clearances in four countries, certain consents from third parties, including customers of the seller, and the seller being satisfied that the Company will be able to perform its obligations under the supply agreement to be entered into in connection with the closing that is described below. The transaction will be accounted for under the purchase method of accounting and will result in approximately $146 million of goodwill and other intangibles. Funding for this acquisition will be provided by our existing banking facilities. See "Liquidity and Capital Resources."

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



Date:  April 26, 2001                     By: /s/ Chris A. Lewis
       --------------                         -------------------------------
                                                  Chris A. Lewis
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)