Form 10-Q
period 2001-05-31
JABIL CIRCUIT INC
filed 2001-07-16
CIK 898293

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended May 31, 2001.

                                       OR

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

                                  Yes [X]   No [  ]

As of July 5, 2001, there were 191,459,175 shares of the Registrant's Common Stock outstanding.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                      INDEX




PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets at
                May 31, 2001 and August 31, 2000............................................................  3

                Consolidated Statements of Earnings for the three and nine months ended May 31, 2001 and May 31, 2000..................................................  4

                Consolidated Statements of Comprehensive Income for the three and nine months ended
                May 31, 2001 and May 31, 2000...............................................................  5

                Consolidated Statements of Cash Flows for the nine
                months ended May 31, 2001 and May 31, 2000..................................................  6

                Notes to Consolidated Financial Statements..................................................  7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................................  13

Item 3.         Quantitative and Qualitative Disclosures about Market Risk..................................  18

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings...........................................................................  19

Item 6.         Exhibits and Reports on Form 8-K............................................................  19

                Signatures..................................................................................  19

        PART I.  FINANCIAL INFORMATION


                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                             May 31,           August 31,
                                                              2001                2000
                                                           -----------         -----------

        ASSETS
        Current assets
          Cash and cash equivalents                        $   457,458         $   337,602
          Accounts receivable, net                             539,802             523,096
          Inventories                                          530,050             477,548
          Prepaid expenses and other current assets             47,797              30,984
          Deferred income taxes                                 21,116              18,040
                                                           -----------         -----------

                Total current assets                         1,596,223           1,387,270

        Property, plant and equipment, net                     744,205             587,494
        Intangibles and other assets                            50,127              43,428
                                                           -----------         -----------

                                                           $ 2,390,555         $ 2,018,192
                                                           ===========         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities
          Current installments of long term debt           $     8,333         $     8,333
          Accounts payable                                     490,103             594,111
          Accrued expenses                                      89,211              72,261
          Income taxes payable                                      --              17,270
                                                           -----------         -----------

                Total current liabilities                      587,647             691,975

        Long term debt, less current installments              361,667              25,000
        Deferred income taxes                                   39,320              28,112
        Deferred grant revenue                                   7,825               2,922
                                                           -----------         -----------

                Total liabilities                              996,459             748,009
                                                           -----------         -----------

        Stockholders' equity
          Common stock                                             191                 190
          Additional paid-in capital                           860,675             843,784
          Retained earnings                                    534,090             426,814
          Accumulated other comprehensive income                  (860)               (605)
                                                           -----------         -----------

                Total stockholders' equity                   1,394,096           1,270,183
                                                           -----------         -----------

                                                           $ 2,390,555         $ 2,018,192
                                                           ===========         ===========


           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands, except for per share data)
                                   (Unaudited)



                                                     Three months ended                       Nine months ended
                                                 May 31,            May 31,            May 31,             May 31,
                                                   2001               2000               2001                2000
                                                -----------         ---------         -----------         -----------
Net revenue                                     $ 1,046,464         $ 965,849         $ 3,386,594         $ 2,493,233
  Cost of revenue                                   956,199           871,307           3,076,418           2,241,221
                                                -----------         ---------         -----------         -----------

Gross profit                                         90,265            94,542             310,176             252,012

Operating expenses:
  Selling, general and administrative                46,009            34,327             136,981              92,990
  Research and development                            1,737             1,142               4,718               3,527
  Amortization of intangibles                           821               716               2,426               1,959
  Acquisition and merger-related charges              3,770                --               4,613               5,153
  Restructuring charges                              15,558                --              15,558                  --
                                                -----------         ---------         -----------         -----------
Operating income                                     22,370            58,357             145,880             148,383

  Interest income                                    (2,086)             (827)             (5,945)             (2,039)
  Interest expense                                      468             3,867               3,227               5,906
                                                -----------         ---------         -----------         -----------

Income before income taxes                           23,988            55,317             148,598             144,516

  Income taxes                                        5,180            17,144              41,322              45,919
                                                -----------         ---------         -----------         -----------

Net income                                      $    18,808         $  38,173         $   107,276         $    98,597
                                                ===========         =========         ===========         ===========

Earnings per share:
Basic                                           $      0.10         $    0.22         $      0.56         $      0.56
                                                ===========         =========         ===========         ===========
Diluted                                         $      0.09         $    0.21         $      0.54         $      0.54
                                                ===========         =========         ===========         ===========

Common shares used in the calculations
  of earnings per share:
Basic                                               191,234           176,674             190,801             175,736
                                                ===========         =========         ===========         ===========
Diluted                                             198,101           184,960             199,748             184,085
                                                ===========         =========         ===========         ===========


           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)


                                                                Three months ended               Nine months ended
                                                             May 31,          May 31,           May 31,         May 31,
                                                              2001             2000              2001              2000
                                                             --------         --------         ---------         --------
Net Income                                                   $ 18,808         $ 38,173         $ 107,276         $ 98,597

Other comprehensive income (loss):
Foreign currency translation adjustments                         (397)              (1)             (182)            (325)
Change in fair market value of derivative instruments             (73)              --               (73)              --

                                                             --------         --------         ---------         --------
Comprehensive income                                         $ 18,338         $ 38,172         $ 107,021         $ 98,272
                                                             ========         ========         =========         ========



           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                      Nine months ended
                                                                  May 31,           May 31,
                                                                   2001               2000
                                                                 ---------         ---------
Cash flows from operating activities:
  Net income                                                     $ 107,276         $  98,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                111,475            71,084
      Recognition of grant revenue                                  (1,026)             (885)
      Deferred income taxes                                          8,132            13,270
      Loss on sale of property                                       2,403             4,150
      Changes in operating assets and liabilities:
        Accounts receivable                                        (16,706)         (173,070)
        Inventories                                                (52,502)         (188,803)
        Prepaid expenses and other current assets                  (11,738)          (21,665)
        Other assets                                                (9,380)            1,284
        Accounts payable and accrued expenses                      (78,608)          180,911
        Income taxes payable                                       (22,345)          (11,606)
                                                                 ---------         ---------

      Net cash provided by (used in) operating activities           36,981           (26,733)
                                                                 ---------         ---------

Cash flows from investing activities:
  Net cash paid for business acquisitions                               --           (33,085)
  Proceeds from sale of short-term investments                          --            27,176
  Acquisitions of property, plant and equipment                   (270,337)         (218,001)
  Proceeds from sale of property and equipment                       2,174             2,128
                                                                 ---------         ---------

      Net cash used in investing activities                       (268,163)         (221,782)
                                                                 ---------         ---------

Cash flows from financing activities:
  Increase in note payable to bank                                      --           180,000
  Proceeds from issuance of long term debt                         345,000                --
  Payments of long-term debt                                        (8,333)          (32,490)
  Net proceeds from issuance of common stock                         8,442            11,804
  Proceeds from Scottish grant                                       5,929             2,251
                                                                 ---------         ---------

      Net cash provided by financing activities                    351,038           161,565
                                                                 ---------         ---------

Net increase (decrease) in cash and cash equivalents               119,856           (86,950)
Cash and cash equivalents at beginning of period                   337,602           125,949
                                                                 ---------         ---------

Cash and cash equivalents at end of period                       $ 457,458         $  38,999
                                                                 =========         =========


           See Accompanying Notes to Consolidated Financial Statements

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

                  The accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries are unaudited and have been prepared based upon prescribed guidance of the Securities and Exchange Commission ("SEC") for interim reporting. As such, they do not include all disclosures required by generally accepted accounting principles, and should be read in conjunction with the annual audited consolidated financial statements as of and for the year ended August 31, 2000, contained in our 2000 annual report on Form 10-K. In our opinion, the accompanying consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three-month and nine-month periods ended May 31, 2001, are not necessarily indicative of the results that should be expected for a full fiscal year.

     EARNINGS PER SHARE

                  The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Three months ended                 Nine months ended
                                                              May                             May
                                                     2001             2000            2001            2000
                                                    ---------        --------        --------        --------
Numerator:
Net income                                           $ 18,808        $ 38,173        $107,276        $ 98,597
Interest expense on convertible
   debt, net of tax                                        --              --             324              --
                                                    ---------        --------        --------        --------
Net income - diluted                                 $ 18,808        $ 38,173        $107,600        $ 98,597
                                                    =========        ========        ========        ========

Denominator:
  Weighted-average shares                             191,234         176,674         190,801         175,736
Effect of dilutive securities:
    Employee stock options                              6,867           8,286           8,023           8,349
    Shares issuable upon conversion of
       convertible notes                                   --              --             924              --
                                                    ---------        --------        --------        --------
Weighted average shares - diluted                     198,101         184,960         199,748         184,085
                                                    =========        ========        ========        ========
Basic EPS                                           $    0.10        $   0.22        $   0.56        $   0.56
                                                    =========        ========        ========        ========
Diluted EPS                                         $    0.09        $   0.21        $   0.54        $   0.54
                                                    =========        ========        ========        ========

                  For the three-month and nine-month periods ended May 31, 2001, options to purchase 803,227 and 534,852 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. For the three-month and nine-month periods ended May 31, 2000, 12,685 and 212,008 of options, respectively, were excluded for the same reason.

                  During the quarter ended May 31, 2001, the Company issued 20-year, 1.75% convertible subordinated debt at par. Accordingly, diluted earnings per share is calculated using the "if converted" method, taking into account the effect that conversion of those shares would have on both weighted shares outstanding and net income. The calculation for the three- month period ended May 31, 2001, did not include 2.741 million common shares which would have been outstanding had conversion of the 1.75% convertible subordinated debt occurred, as the effect would have been antidilutive. The calculation for the three-month period ended May 31, 2001 also excluded the adjustment for $324,000 of interest expense on the convertible debt had the conversion of the debt occurred, as the effect would also have been antidilutive. There were no antidilutive shares or interest expense adjustments excluded for the nine-month period ending May 31, 2001. There was no effect on earnings per share, weighted shares outstanding or net income in the comparable periods of fiscal 2000 as the notes were not outstanding during those periods.

COMMITMENTS AND CONTINGENCIES

                  We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

                  SEC Staff Accounting Bulletin Number 101 - Revenue
         Recognition in Financial Statements. We implemented this bulletin in the fourth fiscal quarter of our fiscal year ending August 31, 2001. As we have historically made a practice of recognizing revenue in accordance with the provisions of this bulletin as currently interpreted, the adoption of the bulletin did not have a material impact on our consolidated financial statements.

NOTE 2.  INVENTORIES

                  The components of inventories consist of the following:

                    In thousands              May 31,         August 31,
                                               2000              2001
                                            ---------         ----------
                    Finished goods          $  52,542         $   54,477
                    Work-in-process            65,199             54,288
                    Raw materials             412,309            368,783
                                            ---------         ----------
                                            $ 530,050         $  477,548
                                            =========         ==========


NOTE 3.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      Effective September 1, 2000, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recorded as either assets or liabilities in the balance sheet at fair value. There were no transition amounts recorded upon adoption of SFAS 133.

      We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and are not entered into for speculative purposes. On the date into which the derivative contract is entered into, the derivative is designated as a cash flow hedge.

      To limit exposure to differences in the US dollar, Italian lira and Mexican peso exchange rate fluctuations, we enter into and designate forward contracts to hedge certain of the forecasted cash outflows. We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges are deferred and recorded as a component of "Accumulated other comprehensive income (loss)" until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from "Accumulated other comprehensive income (loss)" to the Consolidated Statement of Earnings in the same financial statement category as the underlying transaction. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The ineffective portion of a hedging derivative's change in fair value, if any, is recognized in earnings in the period in which it is realized.

         During the quarter ended May 31, 2001, we recorded the change in value related to cash flow hedges amounting to a loss of $73,000 in "Accumulated other comprehensive income (loss)". With the exception of the time value element of the hedging instrument, there were no amounts related to the ineffectiveness of our hedging instruments.


         At May 31, 2001, we had $6.0 million of Mexican peso and Italian lira contracts with expiration dates between June 4 and July 30, 2001. Information regarding the carrying value, fair market value and range of exchange rates of the contracts is summarized in the table below:


(in thousands)
                                                           Carrying           Fair            Range of Exchange
                                         Notional          Amount of         Market           Rates (in US $ to
Foreign currency exchange               amount of          Liability        Value of          foreign currency)
agreements                             derivatives                          Liability
Buy Currency:
Mexican peso
  Due between June 11
  and July 9, 2001                       $1,000            $  6.7           $  6.7               9.09 - 9.16
Italian lira
  Between June 4 and
  July 30, 2001                          $5,000            $ 66.1           $ 66.1               2253 - 2254


NOTE 4.  CONVERTIBLE DEBT

         In May 2001, we issued a total of $345 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338 million. The notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. Holders may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

NOTE 5.  SEGMENT INFORMATION

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

         The following table sets forth segment information (in thousands):

                                               Three Months Ended                     Nine months ended
                                                     May                                     May
                                           2001                2000                 2001               2000
                                           ----                ----                 ----               ----
Net revenue                             $ 1,046,464         $   965,849         $ 3,386,594         $ 2,493,233
Depreciation and amortization           $    39,272         $    27,560         $   111,475         $    71,084
Interest (income)                       $    (2,086)        $      (827)        $    (5,945)        $    (2,039)
Interest expense                        $       468         $     3,867         $     3,227         $     5,906


Segment income before income tax        $    43,435         $    59,499         $   170,769         $   157,063
 Corporate (income) expense                     119               4,182               2,000               7,394
 Non-recurring charges                       19,328                  --              20,171               5,153
                                        -----------         -----------         -----------         -----------

Income before income taxes              $    23,988         $    55,317         $   148,598         $   144,516
                                        ===========         ===========         ===========         ===========

                                                          May 31, 2001                       August 31, 2000
                                                          ------------                       ---------------

Long-lived assets                                           $794,332                             $630,922

         Foreign source revenue represented 52% of net revenue for the third quarter and 49% for the first nine months of fiscal 2001 compared to 43% and 43% for the same periods of fiscal 2000. The increase in foreign source revenue was attributable to increased production at our international locations, primarily in our Mexico, Hungary and Malaysia facilities.

NOTE 6.  BUSINESS ACQUISITION

         During the second quarter of fiscal 2001, we announced that we had entered into a business sale agreement with Marconi plc ("Marconi") to purchase certain operations of its communications division located in the United States, United Kingdom, Italy and Germany. Subsequent to the end of the third quarter of fiscal 2001, we consummated the United Kingdom and Italy portions of the acquisition and modified certain of the terms of the transaction. We anticipate consummating the remaining portions of the acquisition during 2001. In connection with this acquisition, integration costs of $3.8 million ($2.3 million after-tax) and $4.6 million

($2.9 million after-tax) were recorded in the three- and nine-month periods ended May 31, 2001, respectively.



NOTE 7.  RESTRUCTURING

         During the third quarter of fiscal 2001, we recorded restructuring costs of $15.6 million ($10.6 million after-tax) related to reductions in the Company's cost structure, including reductions in workforce, consolidation of facilities and the transition of certain facilities into new customer development sites. These restructuring costs included fixed asset write-offs of approximately $5.7 million, losses from lease commitments of approximately $5.3 million and severance costs of approximately $4.6 million. Approximately 2,500 employees were terminated as a result of the restructuring, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Cash paid for severance costs and leasing expenses during the third quarter of fiscal 2001 was $3.4 million and $0.8 million, respectively. As of May 31, 2001, liabilities related to these restructuring activities, totaling approximately $5.7 million, are expected to be paid out within the next twelve months.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

         This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the contract manufacturing industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, limited availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully consummate acquisitions, including the remaining portions of the Marconi operation acquisition, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2000, any subsequent Reports on Form 10-Q and Form 8-K and our other securities filings. All forward-looking statements included in this Report on Form 10-Q are made only as of the date of this Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         Our net revenue for the third quarter and first nine months of fiscal 2001 increased 8% and 36% to $1.0 billion and $3.4 billion, respectively, from $966 million and $2.5 billion in the third quarter and first nine months of fiscal 2000. While overall revenue continues to grow, the growth rate slowed during the third fiscal quarter of 2001 as a result of the recent economic downturn and its effect on our customers. The revenue growth over the first nine months of fiscal 2001 from the previous fiscal year was primarily due to increased production of communication, consumer and peripheral products, tempered by a softening of demand for computer products during the third quarter. Foreign source revenue represented 52% and 49% of net revenue for the third quarter and first nine months of fiscal 2001, respectively, compared to 43% for the same periods of fiscal 2000. The increase in foreign source revenue was attributable to increased production at our international locations, primarily in our Mexico, Hungary and Malaysia facilities.

         Gross profit decreased to 8.6% and 9.2% for the third quarter and first nine months of fiscal 2001 from 9.8% and 10.1% for the same periods of fiscal 2000 primarily reflecting a higher content of material-based revenue as well as relatively lower levels of capacity utilization than the prior periods.

         Selling, general and administrative expenses increased to 4.4% of net revenue in the third quarter of fiscal 2001 as compared to 3.6% for the same period in the prior fiscal year. These expenses increased in absolute dollars from $34.3 million in the third quarter of fiscal 2000 to $46.0 million in the third quarter of fiscal 2001. Selling, general and administrative expenses in the first nine months of fiscal 2001 were 4.0% of net revenue compared to 3.7% of net revenue for the same period of the prior fiscal year, again increasing in absolute dollars from $93.0 million to $137.0 million. The dollar increases were primarily due to increased staffing and related departmental expenses at all our locations as well as increased information systems staff to support the expansion of our business.

         Research and development expenses were 0.2% and 0.1% of net revenue for the third quarter and first nine months of fiscal 2001, respectively, as compared to 0.1% for each of the same periods of fiscal 2000. In absolute dollars, the expenses increased approximately $0.6 million and $1.2 million versus the same periods of fiscal 2000.

         Amortization of intangibles remained a constant 0.1% of net revenue in the third quarter and first nine months of fiscal 2001, while increasing from $0.7 million to $0.8 million and $1.9 million to $2.4 million, respectively, as compared to the same periods of fiscal 2000.

         As discussed elsewhere herein, in January 2001, we announced a proposed acquisition of certain manufacturing operations of Marconi plc. Subsequent to the end of the third quarter of fiscal 2001, we consummated the United Kingdom and Italy portions of the acquisition and modified certain of the terms of the transaction. We anticipate consummating the remaining portions of the acquisition during 2001. During the third quarter and the first nine months of fiscal 2001, we recorded acquisition-related charges of $3.8 million ($2.3 million after-tax) and $4.6 million ($2.9 million after tax) consisting of costs to prepare for the integration of the business. We also recorded charges of $15.6 million ($10.6 million after-tax) related to reductions in our cost structure during the third quarter of fiscal 2001. We expect to incur additional charges of approximately $7 million associated with further reductions in our cost structure and approximately $3 million related to acquisition integration costs during the fourth quarter of fiscal 2001.

         Interest income increased to $2.1 million in the third quarter of fiscal 2001 from $827,000 in the third quarter of fiscal 2000, as a result of increased cash on hand. Interest income increased approximately $3.9 million in the first nine months of fiscal 2001, to $5.9 million from $2.0 million for the same period in fiscal 2000, as a result of increased cash on hand in the first and third quarters of fiscal 2001, the latter of which was provided by the sale of the convertible notes.

         Interest expense decreased approximately $3.4 million in the third quarter of fiscal 2001, to $0.5 million as compared to $3.9 million in the third quarter of fiscal 2000. Interest expense decreased approximately $2.7 million for the first nine months of fiscal 2001 to $3.2 million from $5.9 million. These decreases are primarily a result of decreased borrowings to support working capital needs.

         Our effective tax rate decreased to 22% and 28% in the third quarter and first nine months of fiscal 2001, respectively, from 31% and 32%, respectively, in each of the third quarter and first nine months of fiscal 2000. The tax rate was influenced by the mix of domestic versus international income from operations. Our international operations are being taxed at a lower rate than in the United States, primarily due to the tax holiday granted to our Malaysia subsidiary.

BUSINESS FACTORS

         Due to the nature of turnkey manufacturing and our relatively small number of major customers, our quarterly operating results are affected by the level and timing of orders, the level of capacity utilization of our manufacturing facilities and associated fixed costs, fluctuations in material costs and by the mix of material costs versus manufacturing costs. Similarly, operating results are affected by price competition, level of experience in manufacturing a particular product, degree of automation used in the assembly process, efficiencies we achieve in managing inventories and fixed assets, timing of expenditures in anticipation of increased sales, customer product delivery requirements, and shortages of components or labor. In the past, some of our customers have terminated their manufacturing arrangement with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. Throughout the third fiscal quarter of 2001, we experienced reduction in demand as a result of overall deteriorating economic conditions in our customer's industries. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations.

ACQUISITIONS AND EXPANSION

         The EMS industry has experienced rapid growth over the past several years as an increasing number of electronics companies have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisition of certain manufacturing facilities from Hewlett-Packard Company in fiscal 1998 and our partially completed acquisition of certain Marconi manufacturing assets. Electronics companies are turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our acquisition of GET Manufacturing, Inc. and Bull

Information Technology during fiscal 2000. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our fiscal year 2000 acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland. However, we cannot be assured that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of amortizing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting;
(5) possible adverse tax and accounting effects; (6) the diversion of management's attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services or quantity of business that it historically provided or that we anticipated it would provide when we decided to acquire the business; (8) if we acquire operations from customers, any risk not contractually protected against that we may not produce the forecasted amount of products for that customer due to either a subsequent decrease in demand for our services by that customer or a decision by us to limit our concentration of business with that customer, particularly if that customer is subsequently acquired by another one of our customers; (9) the need to implement financial and other systems and add management resources; (10) the risk that key employees of the acquired businesses will leave after the acquisition; (11) the impact on the Company of any unionized work force it may acquire; and (12) unforeseen difficulties in the acquired operations.

         During this fiscal year, we completed greenfield expansions in Tiszaujvaros, Hungary and Chihuahua, Mexico.

         During the third quarter of fiscal 2001, we undertook several measures to restructure our company to better align our operations with anticipated customer demand as a result of the recent economic slowdown. As a result of our review, we recorded restructuring charges of $15.6 million ($10.6 million after-tax) during the quarter ended May 31, 2001 (see Note 5). Our restructuring activities included reductions of production workforce, consolidation of certain facilities and a change in the strategic direction of certain facilities. The completion of the restructuring activities identified during the third quarter will continue during the fourth quarter of fiscal 2001.

         On January 11, 2001, we announced that we had entered into a business sale agreement with Marconi plc to purchase certain operations of its communications division. The operations are located in the United States, United Kingdom, Italy and Germany. The acquisition of the United Kingdom and Italian sites was completed on June 13, 2001 and the United States and German closings are anticipated to occur in late summer and fall of 2001. In connection with the initial closing, we modified our earlier agreement in light of then existing business conditions to adjust the purchase price, the scope of the assets we would acquire and the terms of the related supply agreement with Marconi. Total consideration to be paid, subject to closing adjustments, is estimated to be approximately $250 million, with approximately $215 million payable at the closings, approximately $139.2 million of which was paid for the assets acquired in connection with the first closing, an additional $15 million payable two years from the first closing and an additional $20 million payable three years from the first closing. The transaction will be accounted for under the purchase method of accounting and will result in approximately $150 million of goodwill and other intangibles. Funding for this acquisition is being provided primarily by our existing banking facilities and proceeds from the issuance of our convertible debt during the third quarter of fiscal 2001. See "Liquidity and Capital Resources."

         Simultaneous with the closings, we will enter into a four-year product supply agreement to manufacture existing and new products for Marconi in new product introduction, printed circuit board assembly, final systems assembly as well as repair of access, optical transmission and broadband switching products. The company currently estimates that such agreement will generate in excess of $4 billion of revenue over the term of the agreement.

         Under the terms of the deal, up to 2,100 employees in Bedford, Texas; Liverpool and Coventry, UK; Marcianise, Italy and Offenburg, Germany will progressively transfer to Jabil Circuit.


LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2001 our principal sources of liquidity consisted of cash, available borrowings under our revolving credit facilities, an accounts receivable securitization program and proceeds from the convertible debt issuance. We have committed line of credit facilities in place with a syndicate of banks that provide up to $750 million of working capital borrowing capacity, $500 million of which is provided for under a three-year facility, the remaining $250 million is provided for under a separate 364-day agreement. There were no borrowings outstanding under this line of credit as of May 31, 2001.

         In May 2001, we issued a total of $345 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338 million. The notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. Holders may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. The net proceeds from the offering are anticipated to be used for general corporate purposes and to fund acquisitions. A portion of the proceeds were used to fund the initial Marconi acquisition closing.

           Operating activities for the nine months ended May 31, 2001 provided $37.0 million in cash. The generation of cash was primarily due to net income of $107.3 million, depreciation and amortization of $111.5 million, offset by decreases in accounts payable and accrued expenses of $78.6 million, increases in inventories of $52.5 million, increases in accounts receivable of $16.7 million, increases in prepaid and other current assets of $11.7 million, and decreases in net deferred and current income taxes payable of $14.2 million. The increase in accounts receivable and inventory was due to commensurate increases in planned levels of business during the first nine months of fiscal 2001.

         Net cash used in investing activities of $268.2 million for the nine months ended May 31, 2001 consisted primarily of our capital expenditures for construction and equipment worldwide in order to support the planned increase in production activities.

         Net cash provided by financing activities of $351.0 million for the nine months ended May 31, 2001 resulted primarily from the sale of our convertible subordinated notes.

         Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. Excluding money needed to fund the Marconi acquisition and any other significant acquisition we may pursue, we currently believe that during fiscal year 2001, our capital expenditures will approximate $300 to $350 million, principally for machinery, equipment, facilities and related expenses. We expect our cash on hand, available borrowings under our revolving credit facilities and our accounts receivable securitization program to adequately fund our working capital requirements for the next twelve months.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

         Market risk information is contained under the caption "Quantitative And Qualitative Disclosures About Market Risk" of our 2000 Annual Report on Form 10-K for the fiscal year ended August 31, 2000 and is incorporated herein by reference. During May 2001, we entered into forward contracts to limit exposure to foreign currency fluctuations. At May 31, 2001, these forward contracts in a notional amount of $6.0 million have a total fair value of approximately $73,000 and mature by July 30, 2001.

PART II. OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

           We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually, or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                        (a)   Exhibits- None


                        (b)   Reports on Form 8-K

                              On May 3, 2001 we filed a Current Report on
                               Form 8-K reporting our offering of
                               convertible subordinated notes.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Jabil Circuit, Inc.
                                             Registrant


Date:  July 16, 2001                By:      /s/ Timothy L. Main
                                             ------------------------
                                             Timothy L. Main
                                             President/CEO


Date:  July 16, 2001                By:      /s/ Chris A. Lewis
                                             ------------------------
                                             Chris A. Lewis
                                             Chief Financial Officer