Form 10-K
period 2001-08-31
JABIL CIRCUIT INC
filed 2001-11-28
CIK 898293

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED AUGUST 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-21308
                             ---------------------
                              JABIL CIRCUIT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                      38-1886260
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          10560 NINTH STREET NORTH,                                33716
           ST. PETERSBURG, FLORIDA                               (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (727) 577-9749

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on November 16, 2001 was approximately $4.1 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant's Common Stock as of the close of business on November 16, 2001, was 197,144,750. The Registrant does not have any non-voting stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on January 24, 2002 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     References in this report to "the Company", "Jabil", "we", or "us" mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the contract manufacturing industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, limited availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully consummate acquisitions, including the remaining portions of the Marconi operation acquisition, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this document.

     All forward-looking statements included in this Report on Form 10-K are made only as of the date of this Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

THE COMPANY

     We are one of the leading worldwide independent providers of electronic manufacturing services ("EMS"). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers ("OEMs") in the communications, computer, peripherals, automotive and consumer products industries. We serve our OEM customers with dedicated work cell business units that combine high volume, highly automated continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our customers currently include industry leaders such as Cisco Systems, Inc., Dell Computer Corporation, Hewlett-Packard Company, Johnson Controls, Inc., Lucent Technologies and Marconi plc. For the fiscal year ended August 31, 2001, we achieved net revenues of approximately $4.3 billion and net income of $118.5 million.

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

     We offer our customers significant turnkey EMS solutions that are responsive to their outsourcing needs. Our work cell business units are capable of providing:

     - integrated design and engineering services

     - component selection, sourcing and procurement

     - automated assembly

     - design and implementation of product testing

     - parallel global production

     - systems assembly and direct order fulfillment services

     - repair and warranty services

     We currently conduct our operations in facilities that are located in the United States, Belgium, Brazil, China, England, Hungary, Hong Kong, Ireland, Italy, Malaysia, Mexico, and Scotland. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

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

     - Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have acquired facilities in the United Kingdom and Italy.

     - Offer Systems Assembly and Direct Order Fulfillment. Our systems assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. We offer these services at all of our manufacturing locations.

     - Pursue Selective Acquisition Opportunities. An increasing number of OEMs are divesting internal manufacturing operations to EMS providers. In many of these situations, the OEM enters into a customer relationship with the EMS provider that acquires the operations. Our acquisition strategy is focused on obtaining OEM manufacturing operations with consistent growth, experienced management teams, and opportunities for long-term outsourcing relationships. See "Factors Affecting Future Results -- We may not achieve expected profitability from our acquisitions."

OUR APPROACH TO MANUFACTURING

     In order to achieve high levels of manufacturing performance, we have adopted the following approach:

     - Work Cell Business Units. Each of our work cell business units is dedicated to one customer and is empowered to formulate strategies tailored to its customer's needs. Each work cell business unit has dedicated production lines consisting of equipment, production workers, supervisors and engineers. Work cell business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The work cell business unit approach is modular and enables us to grow incrementally without disrupting the operations of other work cell business units.

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

     - Continuous Flow. We use a highly automated, "continuous flow" approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a "batch" approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing.

     - Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor qualities are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See "Technology" and "Factors Affecting Future Results -- Any delay in integrating our new information systems could disrupt our operations and cause unanticipated increases in our cost."

     - Supply Chain Management. We utilize an electronic commerce system/electronic data interchange ("EDI") and web-based tools with our customers and suppliers to implement a variety of supply chain management programs. Our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

OUR DESIGN SERVICES

     We offer a wide spectrum of value-added design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. During fiscal year 2001, over one-half of our customers shipped product incorporating Jabil design. We offer the following design services:

          Electronic Design. Our electronic design team provides electronic circuit design services including application specific integrated circuit design and firmware development. These services have been used to develop a variety of circuit designs for cellular telephone accessories, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications, personal digital assistants, communication broadband products and automotive and consumer appliance controls.

          Industrial Design Services. Our industrial team assists in designing the "look and feel" of the plastic and metal enclosures that house printed circuit board assemblies and systems.

          Mechanical Design. Our mechanical engineering team specializes in three-dimensional design and analysis of electronic and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil's product offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management. They are staffed to support Jabil customers for all development projects including turnkey system design and design for manufacturing ("DFM") activities.

          CAD Design. Our CAD ("Computer Assisted Design") design team provides printed circuit board ("PCB") design and other related services. These services include PCB design services using advanced CAD/CAE ("Computer Assisted Engineering") tools, PCB design testing and verification services, and other consulting services, which includes the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCB design. We believe that our CAD design services result in PCB designs that are optimized for manufacturability and cost and accelerate the time-to-market and time-to-volume production.

          Applied R&D. The goal of Jabil's applied R&D group is to make Jabil more profitable by pairing with our OEM partners and establishing new product roadmaps. Applied R&D is a launching pad for new ideas and products in specific growth areas. This team provides system-based solutions to engineering problems and challenges.

OUR SYSTEMS ASSEMBLY, TEST AND DIRECT ORDER FULFILLMENT SERVICES

     We offer systems assembly, test and direct order fulfillment services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple printed circuit boards. We maintain significant systems assembly capacity to meet the increasing demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the printed circuit boards, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to try to ensure that our products meet or exceed required customer specifications. We also offer direct order fulfillment services for delivery of final products we assemble for our customers.

OUR REPAIR AND WARRANTY SERVICES

     As an extension of our manufacturing model and an enhancement to our total global solution, we offer repair and warranty services to our customers from strategic logistics hub locations. We have the ability to service our OEM partner's product following completion of the traditional manufacturing and fulfillment process.

TECHNOLOGY

     We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our research and development efforts, we intend to continue to offer our customers among the most advanced high volume, continuous flow manufacturing process technologies. These technologies include surface mount technology, tape automated bonding, ball grid array, chip scale packages, flip chip/direct chip attach, thin substrate processes, reflow solder of mixed technology circuit boards and other testing and emerging interconnect technologies. In addition to our research and development activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See "Factors Affecting Future Results -- Failure to maintain our technological and manufacturing process expertise could harm our results of operations."

RESEARCH AND DEVELOPMENT

     To meet our customers' increasingly sophisticated needs, we continually engage in research and development activities. The development and refinement of new manufacturing processes are performed primarily at our advanced engineering facility in San Jose, California and supplemented with additional resources in St. Petersburg, Florida. These efforts consist of design of the circuit board assembly, mechanical design and the related production design necessary to manufacture the circuit board assembly in the most cost-effective and reliable manner. Additional research and development efforts have focused on new optical, test engineering, RF ("radio frequency") and wireless failure analysis technologies. The Company is also engaged in the research and development of new products including optical products, network infrastructure systems, next-generation portable communication devices, wireless and broadband access products. See "Factors Affecting Future Results -- Failure to maintain our technological and manufacturing process expertise could harm our results of operations."

     For fiscal years 2001, 2000 and 1999, we expended $6.4 million, $4.8 million and $5.9 million, respectively, on research and development activities. To date, substantially all of our research and development expenditures have related to internal research and development activities.

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

                                                               YEAR ENDED AUGUST 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Cisco Systems, Inc..........................................   23%      20%      18%
Dell Computer Corporation...................................   14%      16%       *
Hewlett-Packard Company.....................................    *       14%      22%
Lucent Technologies.........................................    *       10%       *

---------------

* less than 10% of net revenues

     Jabil's revenue was distributed over the following significant industries for the periods indicated:

                                                               YEAR ENDED AUGUST 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Communications..............................................    51%      44%      39%
Computer Peripherals........................................    19%      21%      37%
Personal Computers..........................................    16%      21%      10%
Automotive and other........................................    14%      14%      14%
                                                               ---      ---      ---
                                                               100%     100%     100%
                                                               ===      ===      ===

     In fiscal year 2001, 30 customers accounted for more than 95% of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industries have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See "Factors Affecting Future Results -- Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue" and Note 7 to the Consolidated Financial Statements.

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

INTERNATIONAL OPERATIONS

     A key element in our strategy is to provide localized production of global products produced for OEMs in the major consuming regions of the United States and Latin America, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing and/or repair facilities in Belgium, Brazil, China, Hungary, Ireland, Italy, Malaysia, Mexico, Scotland and England. In addition, a sales office has been established in Japan.

     Our European facilities located in Belgium, Italy, Hungary, Ireland, Scotland and England, target existing European customers, North American customers having significant sales in Europe and potential European customers who meet our customer profile.

     Our Asian facilities, located in China and Malaysia, enable us to provide local manufacturing services to the Asian market in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers.

     See "Factors Affecting Future Results -- We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations" and "Management's Discussion and Analysis of Financial Analysis of Financial Condition and Results of Operations."

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on an increasingly regional basis. Accordingly, our operating segments consist of the United States, Latin America, Europe and Asia regions. See note 7 to the Consolidated Financial Statements.

COMPETITION

     The EMS industry is highly competitive. We compete against numerous domestic and foreign manufacturers, including Celestica, Inc., Flextronics International, Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than Jabil. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing to us.

     We believe that the primary basis of competition in our targeted markets are capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See "Factors Affecting Future Results -- We compete with numerous providers of electronic manufacturing services, including our current or potential customers who may decide to manufacture all of their products internally."

BACKLOG

     Our order backlog at August 31, 2001 was approximately $799.4 million, compared to backlog of $1.2 billion at August 31, 2000. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not be successful in doing so. See "Factors Affecting Future Results -- Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity."

COMPONENTS PROCUREMENT

     We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly of memory and logic devices. We cannot assure you that such shortfalls will not have a material adverse effect on our results of operations in the future. See "Factors Affecting Future Results -- We depend on a limited number of suppliers for components that are critical to our manufacturing process. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits."

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

EMPLOYEES

     As of August 31, 2001, we had 17,097 full-time employees, compared to 19,115 full-time employees at August 31, 2000. We believe our employee relations are good.

GEOGRAPHIC INFORMATION

     The information regarding revenue, operating profit and identifiable assets set forth in Note 7 to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

ENVIRONMENTAL

     We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we believe that we are currently in substantial compliance with all material environmental regulations, any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations. See "Factors Affecting Future Results -- Compliance or the failure to comply with current and future environmental regulations could cause us significant expense."

ITEM 2.  PROPERTIES

     We have manufacturing and support facilities located in the United States, Belgium, Brazil, China, England, Hungary, Hong Kong, Ireland, Italy, Japan, Malaysia, Mexico and Scotland. A summary of building locations is as follows:

                            APPROX.    TYPE OF INTEREST
LOCATION                   SQ. FTG.     (LEASED/OWNED)            DESCRIPTION OF USE
--------                   ---------   ----------------   ----------------------------------
Dan Shui, China..........    129,000        Leased        Warehouse
Panyu, China.............    105,000        Leased        High volume mfg.
Panyu, China.............    210,000         Owned        High volume mfg.
Penang, Malaysia.........    394,000         Owned        High volume mfg.
Shenzhen, China..........    183,000        Leased        Warehouse
Sheung Shui, Hong Kong...     95,000         Owned        Office, warehouse
Tokyo, Japan.............      2,000        Leased        Office
                           ---------
  Total Asia.............  1,118,000
                           ---------
Bergamo, Italy...........    116,000        Leased        High volume mfg.
Brussels, Belgium........     10,000        Leased        Repair services
Coventry, England........     34,000        Leased        High volume mfg.
Coventry, England........    129,000         Owned        High volume mfg.
Dublin, Ireland..........     69,000        Leased        Repair services
Liverpool, England.......    128,000        Leased        High volume mfg., repair services
Livingston, Scotland.....    100,000        Leased        Systems assembly
Livingston, Scotland.....    130,000         Owned        High volume mfg.
Marcianise, Italy........    215,000        Leased        High volume mfg., repair
                                                          services, warehouse
Tiszaujvaros, Hungary....    243,000         Owned        High volume mfg.
                           ---------
  Total Europe...........  1,174,000
                           ---------

                            APPROX.    TYPE OF INTEREST
LOCATION                   SQ. FTG.     (LEASED/OWNED)            DESCRIPTION OF USE
--------                   ---------   ----------------   ----------------------------------
Belo Horizonte, Brazil...     74,000        Leased        High volume mfg.
Chihuahua, Mexico........  1,000,000         Owned        High volume mfg.
Guadalajara, Mexico......    363,000         Owned        High volume mfg., systems assembly
Tijuana, Mexico..........     63,000        Leased        Warehouse
                           ---------
  Total Latin America....  1,500,000
                           ---------
Auburn Hills, Michigan...    102,000        Leased        High volume mfg., design,
                                                          warehouse
Auburn Hills, Michigan...    324,000         Owned        High volume mfg.
Billerica,
  Massachusetts..........    270,000        Leased        NCD manufacturing
Boise, Idaho.............     25,000        Leased        High volume mfg.
Boise, Idaho.............    353,000         Owned        High volume mfg., office
Louisville, Kentucky.....    129,000        Leased        Repair services
Memphis, Tennessee.......    232,000        Leased        Repair services
San Jose, California.....    281,000        Leased        NCD mfg., prototype mfg.
St. Petersburg,
  Florida................    560,000        Leased        High volume mfg., systems
                                                          assembly, warehouse, office
St. Petersburg,
  Florida................    299,000         Owned        High volume mfg., office
Tampa, Florida...........     58,000        Leased        Repair services
                           ---------
  Total United States....  2,633,000
                           ---------
     Grand Total.........  6,425,000
                           =========

     Our manufacturing facilities in Auburn Hills, Livingston, Coventry, Liverpool, Marcianise, Tiszaujvaros, and Saint Petersburg are ISO-9001 certified. Our manufacturing facilities in Bergamo, Belo Horizonte, Billerica, Boise, Chihuahua, Panyu, Dublin, Guadalajara, Livingston, Louisville, Memphis, Penang, Tampa and San Jose are ISO-9002 certified. Our manufacturing facilities in Auburn Hills, Chihuahua and Livingston are QS-9000 certified. Also, manufacturing facilities in Auburn Hills, Bergamo, Billerica, Boise, Panyu, Guadalajara, Livingston, Penang, St. Petersburg and Tiszaujvaros are ISO-14000 certified.

     We are currently constructing a high volume manufacturing facility in Guangzhou, China.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the New York Stock Exchange under the symbol "JBL." The following table sets forth the high and low closing sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated. The table has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend to stockholders that was paid on March 30, 2000.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED AUGUST 31, 2001
  First Quarter (September 1, 2000 - November 30, 2000).....  $65.84   $31.25
  Second Quarter (December 1, 2000 - February 29, 2001).....  $39.75   $21.00
  Third Quarter (March 1, 2001 - May 31, 2001)..............  $37.99   $18.12
  Fourth Quarter (June 1, 2001 - August 31, 2001)...........  $34.11   $22.06
YEAR ENDED AUGUST 31, 2000
  First Quarter (September 1, 1999 - November 30, 1999).....  $35.75   $22.00
  Second Quarter (December 1, 1999 - February 28, 2000).....  $38.59   $31.22
  Third Quarter (March 1, 2000 - May 31, 2000)..............  $44.63   $31.81
  Fourth Quarter (June 1, 2000 - August 31, 2000)...........  $62.34   $36.50

     On November 16, 2001, the closing sales price for our common stock as reported on the New York Stock Exchange was $26.96. As of November 16, 2001, there were approximately 3,752 holders of record of our common stock.

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report. The historical information set forth below has been restated to reflect the September 1999 merger with GET Manufacturing, Inc. ("GET"), which was accounted for as a pooling of interests.

                                                   YEARS ENDED AUGUST 31,
                           ----------------------------------------------------------------------
                              2001           2000           1999           1998           1997
                           ----------     ----------     ----------     ----------     ----------
                                        (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
  EARNINGS DATA:
Net revenue..............  $4,330,655     $3,558,321     $2,238,391     $1,484,245     $1,178,644
  Cost of revenue........   3,936,589      3,199,972      1,992,803      1,307,692      1,040,214
                           ----------     ----------     ----------     ----------     ----------
Gross profit.............     394,066        358,349        245,588        176,553        138,430
  Selling, general and
     administrative......     184,112        132,717         92,015         60,116         45,086
  Research and
     development.........       6,448          4,839          5,863          5,355          4,593
  Amortization of
     intangibles.........       5,820          2,724          1,225             --             --
  Acquisition and merger-
     related charge......       6,558(1)       5,153(2)       7,030(3)      20,825(4)          --
  Restructuring and other
     charges.............      27,366(1)          --             --             --             --
  Goodwill write-off.....          --             --          3,578(3)       3,578(4)          --
                           ----------     ----------     ----------     ----------     ----------
Operating income.........     163,762(1)     212,916(2)     135,877(3)      86,679(4)      88,751
  Income from joint
     ventures............          --             --             --             --         (1,287)
  Interest income........      (8,243)        (7,385)        (4,536)          (238)        (3,697)
  Interest expense.......       5,857          7,605          7,110          3,876          5,811
                           ----------     ----------     ----------     ----------     ----------
Income before income
  taxes..................  $  166,148     $  212,696        133,303         83,041         87,924
  Income taxes...........      47,631         67,048         48,484         25,572         28,611
                           ----------     ----------     ----------     ----------     ----------
Net income...............  $  118,517(1)  $  145,648(2)  $   84,819(3)  $   57,469(4)  $   59,313
                           ==========     ==========     ==========     ==========     ==========
Earnings per share(5):
  Basic..................  $     0.62     $     0.81     $     0.51     $     0.36     $     0.38
  Diluted................  $     0.59(1)  $     0.78(2)  $     0.49(3)  $     0.35(4)  $     0.36
Common shares used in the
  calculations of
  earnings per share(5):
  Basic..................     191,862        179,032        166,754        158,589        155,181
  Diluted................     202,223        187,448        174,334        164,934        163,890

                                                          AUGUST 31,
                              ------------------------------------------------------------------
                                 2001           2000           1999          1998         1997
                              ----------     ----------     ----------     --------     --------
                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
  DATA:
Working capital.............  $  942,023     $  693,018     $  248,833     $102,394     $103,253
Total assets................   2,357,578      2,015,915      1,035,421      625,173      484,133
Current installments of
  long-term obligations and
  other short-term debt.....       8,333          8,333         32,490       28,302        9,173
Notes payable and long-term
  obligations, excluding
  current installments......     361,667         25,000         33,333       83,582       53,540
Net stockholders' equity....  $1,414,076     $1,270,183     $  577,811     $285,118     $216,913

---------------

(1) During 2001, we recorded charges of $6.6 million ($4.1 million after-tax) related to the acquisition of certain manufacturing facilities of Marconi Communications. We also recorded charges of $27.4 million ($21.6 million after-tax) related to restructuring of our business and other non-recurring charges during our fiscal year. Operating income excluding these charges was $197.7 million. Net income excluding these charges was $144.3 million and diluted earnings per share was $0.71.

(2) During 2000, we recorded additional merger-related charges of $5.2 million ($4.7 million after-tax) in connection with the merger with GET ("GET Merger"). Operating income excluding this charge was $218.1 million. Net income excluding this charge was $150.3 million and diluted earnings per share was $0.80.

(3) During 1999, we recorded a merger-related charge of $7.0 million ($6.5 million after-tax) in connection with the GET Merger. During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 year-end, the write-off falls into the results of operations for both years ended August 31, 1999 and 1998. Stockholders' equity was adjusted so that the duplicate amount is reflected only once in retained earnings. Operating income excluding these charges was $146.5 million for the year ended August 31, 1999. Net income excluding these charges was $94.6 million and diluted earnings per share was $0.54.

(4) In connection with the acquisition of certain assets of the LaserJet Formatter Manufacturing Organization of the Hewlett-Packard Company, (the "HP Acquisition"), we recorded an acquisition-related charge of $20.8 million ($12.9 million after-tax). During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 year end, this charge is included in the operating results of the year ended August 31, 1998. Operating income excluding these charges was $111.1 million. Net income excluding this charge was $73.7 million and diluted earnings per share was $0.45.

(5) Gives effect to two-for-one stock splits in the form of 100% stock dividends to stockholders of record on March 23, 2000 and on February 5, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we "believe," "expect" or "anticipate" will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer's industries, the contract manufacturing industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, limited availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully consummate acquisitions, including the remaining portions of the Marconi operation acquisition, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this document.

     All forward-looking statements included in this Report on Form 10-K are made only as of the date of this Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

     Jabil is one of the leading worldwide independent providers of turnkey manufacturing services to electronics OEMs in the communications, computer, peripherals, automotive and consumer products industries. While operating income and net income decreased in fiscal year 2001, Jabil has historically experienced substantial growth in net revenue, operating income and net income. This growth, as well as the growth of the overall EMS industry, has been driven by the increasing number of electronics OEMs who are outsourcing their manufacturing requirements. We anticipate that this industry trend will continue during the next several years.

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

     Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and provisions for excess and obsolete inventory adjustments. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers.

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

     Our operating results are impacted by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Gross margins and operating income margins have generally improved during periods of high volume and high capacity utilization. During periods of low volume production, we generally have idle capacity and reduced operating margins. As our capacity has grown during recent years, through the construction of new greenfield facilities, the expansion of existing facilities and our acquisition of additional facilities, our selling, general and administrative expenses have increased to support this growth.

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

     An important element of our strategy is the expansion of our global production facilities. Substantially all of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United Sates are denominated in local currencies. We occasionally hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts, the amount and cost of which have not been material. Changes in the fair market value of such hedging instruments are included in other comprehensive income: See Note 1(p) to the Consolidated Financial Statements.

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

     On September 13, 1999 we issued approximately 10.2 million shares of our common stock for all the outstanding common stock of GET Manufacturing, Inc., a China-based electronics manufacturing services provider. The business combination was accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements presented herein have been restated to include the accounts and results of operations of GET Manufacturing, Inc. In connection with the merger, we recorded acquisition-related charges of $7.0 million ($6.5 million after-tax) and $5.2 million ($4.7 million after-tax) in the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000, respectively, consisting of key employee severance and legal and professional fees associated with the merger.

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

     During the second quarter of fiscal 2001, we entered into a business sale agreement with Marconi plc ("Marconi") to acquire certain operations of its Communications division located in the United States, England, Italy and Germany. On June 13, 2001, we consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $172 million and is being accounted for under the purchase accounting method. The acquisition is anticipated to result in intangible assets, including goodwill, of approximately $117 million, based on management's preliminary valuation. The allocation of the acquisition price will be based on appraisals and final analysis of management. The acquired assets were used by Marconi to manufacture printed circuit board assemblies for their Communications division. Simultaneous with the closings, we entered into a product supply agreement to continue to produce both existing and new products for Marconi in new product introduction, printed circuit board assembly, as well as repair of access, optical transmission and broadband switching products. On September 4, 2001, the Company completed the portion of the transaction related to the United States and we anticipate completing the German portion of the acquisition during fiscal 2002. The consolidated financial statements include the operating results of the acquired business from the date of acquisition. See "Factors Affecting Future Results -- We may not achieve expected profitability from our acquisitions."

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company plans to early adopt Statements 141 and 142 beginning in the first quarter of its fiscal year ending August 31, 2002. See Note 1 and 12 to the Consolidated Financial Statements.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized intangibles of approximately $149 million, all of which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, the Company has not completed its analysis of the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     During this fiscal year, we completed greenfield expansions in Brussels, Belgium, Tiszaujvaros, Hungary and Chihuahua, Mexico. The Hungarian facility is approximately 250,000 square feet and began production in the fall of 2000. In Chihuahua, two 500,000 square-foot facilities were constructed to add capacity in Mexico. We also completed expansions of existing manufacturing sites in North America and opened an additional Jabil Global Services facility in Brussels, Belgium.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                              YEARS ENDED AUGUST 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Net revenue.................................................  100.0%   100.0%   100.0%
Cost of revenue.............................................   90.9     89.9     89.0
                                                              -----    -----    -----
Gross margin................................................    9.1     10.1     11.0
Selling, general and administrative.........................    4.3      3.7      4.1
Research and development....................................    0.2      0.1      0.3
Amortization of intangibles.................................    0.1      0.1       --
Acquisition and merger-related charge.......................    0.2      0.2      0.3
Restructuring and other charges.............................    0.6       --       --
Goodwill write-off..........................................     --       --      0.2
                                                              -----    -----    -----
Operating income............................................    3.7      6.0      6.1
Interest income.............................................   (0.2)    (0.2)    (0.2)
Interest expense............................................    0.1      0.2      0.3
                                                              -----    -----    -----
Income before income taxes..................................    3.8      6.0      6.0
Income taxes................................................    1.1      1.9      2.2
                                                              -----    -----    -----
Net income..................................................    2.7%     4.1%     3.8%
                                                              =====    =====    =====

  FISCAL YEAR ENDED AUGUST 31, 2001 COMPARED TO FISCAL YEAR ENDED AUGUST 31,
  2000

     Net Revenue. Our net revenue increased 21.7% to $4.3 billion for fiscal year 2001, up from $3.6 billion in fiscal year 2000. The increase was primarily due to a 41.0% increase in production of communications products, a 59.9% increase in production of consumer products and a 10.4% increase in production of peripheral products. These increases were offset by a 9.5% decrease in production of computer products due to softening demand in that sector.

     Foreign source revenue represented 50.3% of our net revenue for fiscal year 2001 and 43.5% of revenue for fiscal 2000. The increase in foreign source revenue was attributable to increased production in our international locations, primarily in our Mexican, Malaysian and Hungarian facilities, and from incremental revenue resulting from the Marconi acquisitions in England and Italy during the fourth quarter of fiscal 2001.

     Gross Profit. Gross margin decreased to 9.1% in fiscal year 2001 from 10.1% in fiscal year 2000 reflecting a higher content of material-based revenue as well as relatively lower levels of capacity utilization than in fiscal 2000.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $184.1 million (4.3% of net revenue) in fiscal year 2001 from $132.7 million (3.7% of net revenue) in fiscal year 2000. This increase was primarily due to increases in staffing and related departmental expenses at all of our locations along with increases in information systems staff to support the expansion of our business.

     Research and Development. Research and development expenses in fiscal year 2001 increased to $6.4 million (0.2% of net revenue) from $4.8 million (0.1% of net revenue) in fiscal year 2000 as a result of the establishment of a new Design Center located in our Michigan facility as well as expanded services in other locations.

     Amortization of Intangibles. We recorded $5.8 million of amortization of intangibles in fiscal year 2001 as compared to $2.7 million in fiscal year 2000. This increase is attributable to the amortization of the goodwill arising from the Marconi acquisition during fiscal 2001. Recent accounting pronouncements will change the way we account for amortization of goodwill in future periods by requiring us to no longer amortize goodwill. We will also be required to test goodwill for impairment on an annual basis. We are currently reviewing this statement to determine the impact its adoption will have on our financial position, results of operations and cash flow. See Notes 1 and 12 to the Consolidated Financial Statements.

     Acquisition and Merger-Related Charge. During fiscal year 2001, we incurred $6.6 million in acquisition-related charges consisting of increased staffing and support costs and legal and professional fees associated with the Marconi acquisition. See Note 10 to the Consolidated Financial Statements.

     Restructuring and Other Non-Recurring Charges. During fiscal 2001, we incurred $27.4 million in restructuring and other non-recurring charges related to reductions in our cost structure. These charges include reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites. Approximately $11.5 million related to asset write-off costs, $5.6 million to lease exit costs, $8.9 million to employee severance and benefit costs and $1.4 million in other restructuring costs. As of August 31, 2001, liabilities relating to these restructuring activities, totaling $5.5 million, are expected to be paid out within the next twelve months.

     Interest Income. Interest income increased to $8.2 million in fiscal year 2001 from $7.4 million in fiscal year 2000 reflecting increased income on greater cash balances resulting from the issuance of convertible notes completed in the third quarter of fiscal 2001. See Note 4 to the Consolidated Financial Statements for fiscal year 2001.

     Interest Expense. Interest expense decreased to $5.9 million in fiscal year 2001, from $7.6 million in fiscal year 2000, primarily as a result of decreased short-term borrowings under our revolving line of credit throughout the year, offset by additional expense accrued on the convertible notes issued in the third quarter of fiscal 2001.

     Income Taxes. In fiscal year 2001, our effective tax rate decreased to 28.7% from 31.5% in fiscal year 2000. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations have been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary. Such tax holidays are subject to conditions with which we expect to comply. See Note 5 to the Consolidated Financial Statements for fiscal 2001.

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

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial information for the 2001 and 2000 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments and acquisition and merger-related charges which are discussed in Note 10 to the Consolidated Financial Statements) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                           FISCAL 2001                                       FISCAL 2000
                       ---------------------------------------------------   --------------------------------------------
                       AUG. 31,      MAY 31,       FEB. 28,      NOV. 30,     AUG. 31,     MAY 31,    FEB. 29,   NOV. 30,
                         2001          2001          2001          2000         2000         2000       2000       1999
                       ---------    ----------    ----------    ----------   -----------   --------   --------   --------
Net revenue..........  $ 944,061    $1,046,464    $1,211,175    $1,128,955   $1,065,088    $965,849   $837,562   $689,822
  Cost of revenue....    860,171       956,199     1,102,737     1,017,482      958,751     871,307    753,479    616,435
                       ---------    ----------    ----------    ----------   ----------    --------   --------   --------
Gross profit.........  $  83,890    $   90,265    $  108,438    $  111,473   $  106,337    $ 94,542   $ 84,083   $ 73,387
Selling, general and
  administrative.....     47,131        46,009        46,892        44,080       39,727      34,327     31,612     27,051
  Research and
    development......      1,730         1,737         1,553         1,428        1,312       1,142      1,203      1,182
Amortization of
  intangibles........      3,394           821           828           777          765         716        644        599
Acquisition and
  merger-related
  charges(1,2).......      1,945(1)      3,770(1)        843(1)         --           --          --         --      5,153(2)
Restructuring and
  other charges(1)...     11,808(1)     15,558(1)         --            --           --          --         --         --
                       ---------    ----------    ----------    ----------   ----------    --------   --------   --------
Operating income
  (loss).............  $  17,882(1) $   22,370(1) $   58,322(1) $   65,188   $   64,533    $ 58,357   $ 50,624   $ 39,402(2)
Interest income......     (2,298)       (2,086)       (1,365)       (2,494)      (5,354)       (827)       (32)    (1,180)
Interest expense.....      2,630           468         2,320           439        1,707       3,867      1,474        565
                       ---------    ----------    ----------    ----------   ----------    --------   --------   --------
Income (loss) before
  income taxes.......  $  17,550    $   23,988    $   57,367    $   67,243   $   68,180    $ 55,317   $ 49,182   $ 40,017
  Income tax expense
    (benefit)........      6,309         5,180        16,641        19,501       21,129      17,144     15,246     13,529
                       ---------    ----------    ----------    ----------   ----------    --------   --------   --------
Net income...........  $  11,241(1) $   18,808(1) $   40,726(1) $   47,742   $   47,051    $ 38,173   $ 33,936   $ 26,488(2)
                       =========    ==========    ==========    ==========   ==========    ========   ========   ========
Earnings per share:
Basic................  $    0.06    $     0.10    $     0.21    $     0.25   $     0.25    $   0.22   $   0.19   $   0.15
                       =========    ==========    ==========    ==========   ==========    ========   ========   ========
Diluted..............  $    0.06(1) $     0.09(1) $     0.21(1) $     0.24   $     0.24    $   0.21   $   0.18   $   0.15(2)
                       =========    ==========    ==========    ==========   ==========    ========   ========   ========
Common shares used in
  the calculations of
  earnings per
  share(3):
Basic................    194,756       191,234       190,931       190,526      188,918     176,674    175,715    174,820
                       =========    ==========    ==========    ==========   ==========    ========   ========   ========
Diluted..............    199,621       198,101       198,325       198,907      197,536     184,960    184,518    182,778
                       =========    ==========    ==========    ==========   ==========    ========   ========   ========

     The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

                                          FISCAL 2001                                   FISCAL 2000
                         ----------------------------------------------   ----------------------------------------
                         AUG. 31,     MAY 31,     FEB. 28,     NOV. 30,   AUG. 31,   MAY 31,   FEB. 29,   NOV. 30,
                           2001        2001         2001         2000       2000      2000       2000       1999
                         --------     -------     --------     --------   --------   -------   --------   --------
Net revenue............    100.0%      100.0%      100.0%       100.0%     100.0%     100.0%    100.0%      100.0%
  Cost of revenue......     91.1        91.4        91.0         90.1       90.0       90.2      90.0        89.4
                          ------       -----       -----        -----      -----      -----     -----      ------
Gross profit...........      8.9         8.6         9.0          9.9       10.0        9.8      10.0        10.6
Selling, general and
  administrative.......      5.0         4.4         3.9          3.9        3.7        3.6       3.8         3.9
Research and
  development..........      0.2         0.1         0.1          0.1        0.1        0.1       0.1         0.2
Amortization of
  intangibles..........      0.3         0.1         0.1          0.1        0.1        0.1       0.1         0.1
Acquisition and merger-
  related
  charges(1,2).........      0.2(1)      0.4(1)      0.1(1)        --         --         --        --         0.7(2)
Restructuring and other
  charges..............      1.2(1)      1.5(1)       --(1)        --         --         --        --          --
                          ------       -----       -----        -----      -----      -----     -----      ------
Operating income
  (loss)...............      2.0(1)      2.1(1)      4.8(1)       5.8        6.1        6.0       6.0         5.7(2)
Interest income........     (0.2)       (0.2)       (0.1)        (0.2)      (0.5)      (0.1)       --        (0.2)
Interest expense.......      0.3          --         0.2           --        0.2        0.4       0.1         0.1
                          ------       -----       -----        -----      -----      -----     -----      ------
Income (loss) before
  income taxes.........      1.9         2.3         4.7          6.0        6.4        5.7       5.9         5.8
Income tax expense
  (benefit)............      0.7         0.5         1.3          1.8        2.0        1.8       1.8         2.0
                          ------       -----       -----        -----      -----      -----     -----      ------
Net income.............      1.2%(1)     1.8%(1)     3.4%(1)      4.2%       4.4%       3.9%      4.1%        3.8%(2)
                          ======       =====       =====        =====      =====      =====     =====      ======

---------------

(1) In connection with the acquisition of certain manufacturing facilities of Marconi, we recorded acquisition charges of $1.9 million ($1.2 million after-tax), $3.8 million ($2.3 million after-tax), and $0.8 million ($0.6 million after-tax) during the quarters ended August 31, 2001, May 31, 2001 and February 28, 2001, respectively. We also recorded charges of $11.8 million ($11.0 million after-tax) and $15.6 million ($10.6 million after-tax) related to the restructuring of our business and other non-recurring charges during the quarters ended August 31, 2001 and May 31, 2001, respectively. Operating income excluding these charges was $31.6 million (3.4 % of net revenue), $41.7 million (4.0% of net revenue) and $59.2 million (4.9% of net revenue) for the quarters ended August 31, 2001, May 31, 2001 and February 28, 2001, respectively. Net income excluding these charges was $23.5 million (2.5% of net revenue), $31.7 million (3.0% of net revenue) and $41.3 million (3.4% of net revenue) and diluted earnings per share was $0.12, $0.16 and $0.21 for the quarters ended August 31, 2001, May 31, 2001 and February 28, 2001, respectively.

(2) In connection with the GET Merger, we recorded merger-related charges of $5.2 million ($4.7 million after-tax) in the quarter ended November 30, 1999. Operating income excluding these charges was $44.6 million (6.5% of net revenue). Net income excluding this charge was $31.1 million (4.5% of net revenue), and diluted earnings per share was $0.17.

(3) Gives effect to a two-for-one stock split in the form of a 100% stock dividend to stockholders of record on March 23, 2000 and on February 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations from the proceeds of public debt and equity offerings, private placement debt, borrowings on a revolving credit facility and cash generated from operations. In May 2001, we issued a total of $345 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338 million. The notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. Holders may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. The net proceeds from the offering are anticipated to be used for general corporate purposes and to fund acquisitions. A portion of the proceeds were used to fund the initial Marconi acquisition closing. In June 2000, we sold 13.0 million shares of our common stock, which generated net proceeds to us of approximately $525.4 million.

     At August 31, 2001 our principal sources of liquidity consisted of cash and short-term investments, available borrowings under our revolving credit facilities, an accounts receivable securitization program and proceeds from the convertible notes issuance. We have committed line of credit facilities in place with a syndicate of banks that provide up to $750 million of working capital borrowing capacity, $500 million of which is provided for under a three-year facility. The remaining $250 million is provided for under a separate 364-day agreement. There were no borrowings outstanding under this line of credit as of August 31, 2001.

     Net cash provided by operating activities for the year ended August 31, 2001 was $182.8 million. This consisted primarily of $118.5 million of net income, $155.4 million of depreciation and amortization and $97.7 million of decreases in inventory, offset by $171.4 million of decreases in accounts payable and accrued expenses and $21.9 million of decreases in taxes payable. The decreases in inventory and accounts payable were due to reduced levels of business during the second half of fiscal 2001. During the third and fourth quarters of fiscal 2001, we experienced levels of reduced demand from many of our customers in response to the general economic downturn. Inventory levels and purchases were decreased in line with new levels of expected demand.

     Net cash used in investing activities of $441.5 million for the year ended August 31, 2001 consisted of our capital expenditures of $309.2 million for construction and equipment worldwide and cash paid of $139.2 million in the acquisition of certain assets of Marconi plc, net of $6.9 million of proceeds from the sale of property and equipment. In the early part of fiscal 2001, capital expenditures were made to complete the construction of our greenfield facilities in Tiszaujvaros, Hungary and Chihuahua, Mexico as well as to expand our existing facilities in North America. Purchases of manufacturing and computer equipment were made to support our ongoing business throughout the year. Despite the economic downturn experienced in the last half of fiscal 2001, we continue to invest in capital assets necessary to support both our existing business levels and our expected future capacity needs.

     Net cash provided by financing activities of $351.8 million for the year ended August 31, 2001 resulted primarily from $337.5 million in net proceeds from our issuance of convertible notes, $16.6 million in proceeds from the issuance of common stock for the exercise of employee stock options and the employee stock purchase plan and $5.9 million of proceeds from grants received from the Scottish government, offset in part by the repayment of an installment of principal on our private placement debt. See Notes 4 and 6 to the Consolidated Financial Statements

     Over the past several years, we have experienced significant growth. As a result, we have used cash to finance our working capital needs. In the event that we experience similar growth in the future, we may need to finance such growth and any corresponding working capital needs with additional borrowings under our revolving credit facility, as well as additional public and private offerings of our debt and equity. During the quarter ended November 30, 1999, we filed a "shelf" registration statement registering the potential sale of debt and equity securities in the future from time-to-time to augment our liquidity and capital resources. In August 2000, we effectively increased the amount of unissued securities under our shelf registration statement to $1.5 billion. The May 2001 offering of $345 million in convertible notes and the June 2000 offering of 13 million shares of our common stock was made pursuant to that registration statement. In August 2000, we established a $225 million account receivables securitization program with a syndicate of banks with an expiration date in August 2001, which was later extended to November 2001. We renewed the facility with a new funding capacity of $100 million in November 2001. There were no borrowings outstanding under the facility at August 31, 2001. Interest is payable based on designated commercial paper rates plus agreed upon margins. In May 2001, the Company also established a 364-day, $250 million revolving credit facility with a syndicate of banks. There were no borrowings outstanding under the facility at August 31, 2001.

     We believe that during fiscal year 2002, our capital expenditures will exceed $100 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings, and funds provided by operations, will be more than adequate to fund these capital expenditure and working capital requirements for fiscal 2002. Consummating any significant amount of additional acquisition opportunities, which we regularly explore, would increase our capital needs and, possibly, result in our need to increase our borrowings and access to public and private debt and equities markets. See "Factors Affecting Future Results -- We may not achieve expected profitability from our acquisitions, -- We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations."

                        FACTORS AFFECTING FUTURE RESULTS

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

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

BECAUSE WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, A REDUCTION IN SALES TO ANY ONE OF OUR CUSTOMERS COULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

     For the fiscal year ended August 31, 2001, our four largest customers accounted for approximately 53% of our net revenue and 30 customers accounted for over 95% of our net revenue. For the fiscal year ended August 31, 2001, Cisco Systems, Inc. and Dell Computer Corporation, accounted for approximately 23% and 14% of our net revenue, respectively. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Marketing."

MOST OF OUR CUSTOMERS DO NOT COMMIT TO LONG-TERM PRODUCTION SCHEDULES, WHICH MAKES IT DIFFICULT FOR US TO SCHEDULE PRODUCTION AND ACHIEVE MAXIMUM EFFICIENCY OF OUR MANUFACTURING CAPACITY.

     The volume and timing of sales to our customers may vary due to:

     - variation in demand for our customers' products

     - our customers' attempts to manage their inventory

     - electronic design changes

     - changes in our customers' manufacturing strategy

     - acquisitions of or consolidations among customers

     - recessionary conditions in customers' industries

     Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers' business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. In addition, the current business environment resulting from uncertainties relating to terrorist activities and economic recession has made planning even more complex. A business downturn resulting from any of these external factors could have a material adverse effect on our operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Backlog."

WE COMPETE WITH NUMEROUS PROVIDERS OF ELECTRONIC MANUFACTURING SERVICES, INCLUDING OUR CURRENT OR POTENTIAL CUSTOMERS WHO MAY DECIDE TO MANUFACTURE ALL OF THEIR PRODUCTS INTERNALLY.

     The electronic manufacturing services business is highly competitive. We compete against numerous domestic and foreign manufacturers, including Celestica, Inc., Flextronics International, Sanmina Corporation, SCI Systems, Inc. and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development, and marketing resources than us. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing. See
"Business -- Competition."

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR PROFITABILITY COULD DECLINE.

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

ANY DELAY IN INTEGRATING OUR NEW INFORMATION SYSTEMS COULD DISRUPT OUR OPERATIONS AND CAUSE UNANTICIPATED INCREASES IN OUR COSTS.

     We have completed the installation of an Enterprise Resource Planning system in eleven of our manufacturing sites and in our corporate location. We are in the process of installing this system in our remaining plants which will replace the current Manufacturing Resource Planning system and financial information systems. Any delay in the implementation of these new information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

WE MAY NOT ACHIEVE EXPECTED PROFITABILITY FROM OUR ACQUISITIONS.

     We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

     - Financial risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions that are accounted for using the purchase method of accounting; and (5) possible adverse tax and accounting effects.

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

     We have acquired and will continue to pursue the acquisition of manufacturing and supply chain management operations from OEM's. In these acquisitions, the divesting OEM will typically enter a supply arrangement with the acquiror. Therefore, the competition for these acquisitions is intense. In addition, certain OEM's may not choose to consummate these acquisitions with us because of our current supply arrangements with other OEM's. If we are unable to attract and consummate some of these acquisition opportunities, our growth could be adversely impacted.

     Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume, product quality, timeliness and pricing requirements, and our ability to achieve the OEM's expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR COMPONENTS THAT ARE CRITICAL TO OUR MANUFACTURING PROCESSES. A SHORTAGE OF THESE COMPONENTS OR AN INCREASE IN THEIR PRICE COULD INTERRUPT OUR OPERATIONS AND REDUCE OUR PROFITS.

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

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM OUR INTERNATIONAL OPERATIONS, WHICH ARE SUBJECT TO GREATER VOLATILITY AND OFTEN REQUIRE MORE MANAGEMENT TIME AND EXPENSE TO ACHIEVE PROFITABILITY THAN OUR DOMESTIC OPERATIONS.

     We derived over 50% of our revenues from international operations in fiscal year 2001. We currently operate outside the United States in Brussels, Belgium; Contagem, Brazil; Dan Shui, Panyu, and Shenzhen, China; Coventry and Liverpool, England; Sheung Shui, Hong Kong; Tiszaujvaros, Hungary; Dublin, Ireland; Bergamo and Marcianise, Italy; Penang, Malaysia; Tokyo, Japan; Chihuahua and Guadalajara, Mexico; and Livingston, Scotland. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

     - governmental restrictions on the transfer of funds to us from our operations outside the United States

     - burdens of complying with a wide variety of foreign laws and labor practices

     - fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses

     - inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes

     In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See "Management's Discussion and Analysis of Financial Condition and Result of Operations -- Liquidity and Capital Resources."

WE DO NOT HAVE EMPLOYMENT AGREEMENTS WITH ANY OF OUR KEY PERSONNEL, THE LOSS OF WHICH COULD HURT OUR OPERATIONS.

     Our continued success depends largely on the efforts and skills of our key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on us. We do not have employment agreements or non-competition agreements with our key employees.

FAILURE TO MAINTAIN OUR TECHNOLOGICAL AND MANUFACTURING PROCESS EXPERTISE COULD HARM OUR RESULTS OF OPERATIONS.

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

COMPLIANCE OR THE FAILURE TO COMPLY WITH CURRENT AND FUTURE ENVIRONMENTAL REGULATIONS COULD CAUSE US SIGNIFICANT EXPENSE.

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

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SIGNIFICANT CONTROL.

     Our executive officers, directors and principal stockholders and their affiliates collectively beneficially own 22.7% of our outstanding common stock, of which William D. Morean beneficially owns 17.3%. As a result, our executive officers, directors, principal stockholders and their affiliates have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and
(3) the affairs and policies of Jabil.

OUR STOCK PRICE MAY BE VOLATILE DUE TO FACTORS BEYOND OUR CONTROL.

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

PROVISIONS IN OUR CERTIFICATE OF INCORPORATION, BYLAWS, STOCKHOLDER RIGHTS PLAN AND DELAWARE LAW MAY DISCOURAGE CERTAIN TAKEOVER TRANSACTIONS.

     The Corporation Law of the State of Delaware and our certificate of incorporation and bylaws each contain certain provisions that may, in effect, discourage, delay or prevent a change of control of Jabil or unsolicited acquisition proposals from taking place. We recently adopted a stockholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire Jabil in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, or could limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

AN ADVERSE CHANGE IN THE INTEREST RATES FOR OUR BORROWINGS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     We pay interest on outstanding borrowings under our $750 million revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. As of August 31, 2001, we did not have outstanding borrowings under our revolving credit facilities. We also have funding costs associated with the asset-backed securitization. Costs are in part based on commercial paper rates. As of August 31, 2001, we did not have any outstanding borrowings under the asset-backed securitization. An adverse change in the base rates upon which our interest rate is determined could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk sensitive financial instruments are entered into for purposes other than trading. Financial instruments include cash equivalents, which are available for immediate withdrawal. Long-term debt instruments are subject to a fixed interest rate and maturity schedule. Short-term interest rate changes can impact interest expense on our variable rate credit facility and asset-backed securitization, however, no amounts were outstanding on either of the facilities as of August 31, 2001.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors Affecting Future Results -- We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, -- We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations, and -- An adverse change in the interest rates for our borrowings could adversely affect our financial condition." See Notes 1, 4 and 8 to the Consolidated Financial Statements.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors is incorporated by reference to the information set forth under the caption "Proposal No. 1: Election of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our fiscal year ended August 31, 2001.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Other Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2001.

OUR EXECUTIVE OFFICERS

     Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our officers and directors.

     Timothy L. Main (age 44) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and an MIM from the American Graduate School of International Management (Thunderbird).

     Ronald J. Rapp (age 48) was named Chief Operating Officer in November 2000. He served as Senior Vice President, Operational Development from January 1999 to November 2000 and as a director from September 1988 to October 1999. Rapp joined Jabil in 1983 as Controller, was promoted to Treasurer in 1984, to CFO in 1988 and to Executive Vice President, Operations in 1996. Prior to joining Jabil, Rapp was the corporate Controller for Van Pelt Corporation and a C.P.A. with the accounting firm of Ernst & Ernst. Rapp holds a B.A. in accounting from Ferris State University.

     Chris Lewis (age 41) joined Jabil as Treasurer in June 1995 and was promoted to Chief Financial Officer in August 1996. From July 1989 to May 1995, Lewis was U.S. Controller of Peek PLC, a high technology manufacturing group. Prior to July 1989, Lewis was a CPA with the accounting firm of KPMG Peat Marwick. Lewis holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

     Robert L. Paver (age 45) joined Jabil Circuit as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Fla. He has served as an adjunct professor of law at Stetson University College of Law since 1985. Paver holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

     Mark Mondello (age 37) was promoted to Senior Vice President, Business Development in January 1999. He joined Jabil Circuit in 1992 as Production Line Supervisor, was promoted to Project Manager in 1993 and to Vice President, Business Development in 1997. Prior to Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. Mondello holds a B.S. in Mechanical Engineering from the University of South Florida.

     Wesley "Butch" Edwards (age 49) was named Senior Vice President, Operational Development in November 2000. He was promoted to Senior Vice President, Operations in August 1996 after serving as Vice President, Operations since May 1994. Edwards joined Jabil as Manufacturing Manager of its Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. He holds an M.B.A. from the University of Florida.

     Beth A. Walters (age 41) was named Vice President, Communications in November 1998. She joined Jabil in 1992 as Marketing Communications Manager and was promoted to Director of Communications in 1994. Prior to joining Jabil, Walters owned a marketing communications firm and served in a variety of public relations positions with advertising and public relations agencies in Florida and Hawaii. She holds a B.S. in Political Science from American University in Washington, DC and an M.A. in Political Science from the University of Hawaii.

     Scott D. Brown (age 39) was named Senior Vice President Strategic Planning in November 2000. He joined Jabil as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Prior to joining Jabil, Brown was a financial consultant with Merrill

Lynch & Co., Inc. in Bloomfield Hills, Michigan. Brown holds a B.S. in Economics from the University of Michigan.

     Jeffrey J. Lumetta (age 38) was named Vice President of Jabil Technology Services in November 2000. He served as Vice President, Design Services from November 1996 to November 2000. Lumetta joined Jabil in 1986 as a Design Engineer, and was promoted to Manager, Design Engineering at the Florida facility in 1994. Lumetta holds a B.S. in Electrical Engineering from Michigan Technological University.

     John P. Lovato (age 41) was promoted from General Manager of the company's California facility to Vice President, Global Business Units in 1999. Lovato began his career at Jabil in 1990 as a Business Unit Manager in the Michigan facility. In 1994, he was promoted Business Unit Director and became General Manager of the California facility in 1998. Before joining Jabil, Lovato held several positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

     Michael F. Ward (age 50) joined Jabil Circuit in 1993 as plant operations manager and helped establish Jabil's first international greenfield site in Livingston, Scotland. Ward was named Vice President, Supply Chain and Information Technology in October 2000 after serving as Vice President, Information Technology since May 1998. Prior to Jabil, Ward held various positions at Seagate Technology, Honeywell and Burroughs Machines. Ward earned degrees in Electronic and Electrical Engineering and Mechanical Engineering from Bell College of Technology Hamilton, Scotland.

     William E. Peters (age 38) was named Senior Vice President, Operations in November 2000. He served as Vice President, Operations from January 1999 to November 2000. Peters was hired by Jabil in 1990 as a buyer and was promoted to Purchasing Manager soon after. In 1993, he was promoted to Operations Manager for the Michigan facility. Prior to joining Jabil, Peters was a financial analyst for Electronic Data Systems. Peters earned a B.A. in Economics from Michigan State University.

     Frank Krajcirovic (age 53) has been Vice President, Quality Control since June 1988. Krajcirovic joined us in 1982 as a Quality Engineer. He was promoted to Manager of Quality in 1983 and to Director of Quality in September 1987. Prior to joining Jabil, Krajcirovic held various reliability engineering positions with Massey Ferguson, Inc. and Fundimensions, Inc. He holds a B.S. in Electrical Engineering from the City of Brno College, Czechoslovakia.

     Roddy A. MacPhee (age 41) was named Vice President/European Business Development in October 2000. MacPhee joined Jabil in February 1993 as Quality Engineering Manager and has held various positions in business development, most recently Senior Director of Business Development for Europe. Prior to joining Jabil, MacPhee held a variety of technical, commercial and senior managerial positions in Compaq Computer Inc., Polaroid Inc., Pilikington Defence Electronics and JB Gas Turbines. MacPhee holds Higher National Certificates in both Mechanical and Production Engineering and has an MBA from the University of Strathclyde.

     Joseph McGee (age 39) was named Vice President, Global Business Units in October 2000. He joined Jabil in 1993 as a Business Unit Manager at Jabil Scotland and has held several positions during his tenure, including Director of Business Development, Jabil Malaysia. Most recently, McGee was General Manager, Jabil California. Prior to joining Jabil, he held positions with Sun Microsystems and Philips. McGee earned a PhD in Thermodynamics and Fluid Mechanics and a B.S. in Mechanical Engineering from the University of Strathclyde and holds an MBA from the University of Glasgow.

     Brian Althaver (age 45) was named Vice President, Jabil Automotive Group in October 2000. Althaver joined Jabil in September 1999 as Director of Corporate Development with 15 years of international management experience in both automotive and electronics manufacturing. He holds a B.S. in Labor and Industrial Relations from Michigan State University and a Master's Degree in International Management from the American Graduate School of International Management.

     David S. Emerson (age 44) was named Vice President, Sales and Marketing for the Americas in October 2000. Emerson has run various Business Units for Jabil and most recently lead sales efforts throughout the United States. Prior to joining Jabil, Emerson held positions with SCI Systems, General Signal and Schlumberger. He holds a B.A. in Business from Pacific University.

     Forbes I.J. Alexander (age 41) was named Treasurer in November 1996. Alexander joined us in 1993 as Controller of our Scottish operation and was promoted to Assistant Treasurer in April 1996. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Chartered Management Accountant. He holds a B.A. in Accounting from Dundee College, Scotland.

     J. Patrick Redmond (age 41) was promoted to Controller of Jabil in July 1999. Redmond joined Jabil in May 1995 as Plant Controller for the Florida operation and later became Plant Controller for the Scotland facility. Prior to joining Jabil, Redmond was Plant Controller for Loral Data Systems and has held a variety of financial and business management positions at Loral and previously, at Schlumberger. Redmond earned a B.A. in Accounting from the University of South Florida.

     Rick Evans (age 34) was named Vice President, Business Development -- Asia Pacific in April 2001. Evans previously served as Senior Director Asia Pacific Business Development overseeing business activity in China and Malaysia and started Jabil's operations in Japan. Evans joined Jabil in 1989 and served as a Business Unit Director overseeing a global account and held other manufacturing related positions. He holds a B.S. in Business Administration from Tampa College.

     Bill Muir (age 33) was promoted to Vice President, Operations -- Americas in February, 2001. Muir joined Jabil in 1992 as a Quality Engineer and was promoted to Senior Director of Operations for Florida, Michigan, Guadalajara and Chihuahua. In 1992, he concurrently earned a Bachelor's degree in Industrial Engineering and an MBA, both from the University of Florida.

     Teck Ping Yuen (age 46) was named Vice President, Operations -- Asia in August, 2001. He joined Jabil in 1995, serving as the first Operations Manager at the Penang, Malaysia facility. Yuen was promoted to Senior Director of Operations -- Asia, where he held operational responsibilities for the Malaysia and China facilities. Yuen earned degrees in Industrial Engineering and Production Engineering from the University of Oklahoma and Singapore Polytechnic, respectively.

     Courtney Ryan (age 32) was named Vice President, Operations -- Europe in February 2001. Ryan joined Jabil in 1993 as a Quality Engineer and held several positions in Florida and Michigan, including Workcell Manager, Business Unit Manager and Operations Manager. He holds a B.S. in Economics and an MBA, both from the University of Florida.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the captions "Proposal No. 1: Election of Directors -- Compensation of Directors" and "Executive Officer Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Other Information -- Share Ownership by Principal Stockholders and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the 2001

Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1. Financial Statements. Our consolidated financial statements, and related notes thereto, with independent auditors' reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 35 of this report.

          2. Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 35 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

          Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3. Exhibits.  See Item 14(c) below.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the year ended August 31, 2001.

     (c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

     (d) Financial Statement Schedules.  See Item 14(a) above.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................    36
Consolidated Financial Statements:
  Consolidated Balance Sheets -- August 31, 2001 and 2000...    38
  Consolidated Statements of Earnings -- Years ended August
     31, 2001, 2000, and 1999...............................    39
  Consolidated Statements of Comprehensive Income -- Years
     ended August 31, 2001
     2000, and 1999.........................................    40
  Consolidated Statements of Stockholders' Equity -- Years
     ended August 31, 2001, 2000, and 1999..................    41
  Consolidated Statements of Cash Flows -- Years ended
     August 31, 2001, 2000, and 1999........................    42
  Notes to Consolidated Financial Statements................    43
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........    67

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Jabil Circuit, Inc:

     We have audited the accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated statements of income, shareholders' equity, and cash flows of GET Manufacturing, Inc. for the year ended August 31, 1999, which reflects total revenues constituting 10.6 percent for the year ended August 31, 1999, of the related consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for GET Manufacturing, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, which is based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

St. Petersburg, Florida
September 20, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of GET Manufacturing, Inc:

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GET Manufacturing, Inc. and subsidiaries at August 31, 1999, and the consolidated results of their operations and their cash flows for the twelve months ended August 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ Ernst & Young

Hong Kong
November 3, 1999

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                       AUGUST 31,
                                                                ------------------------
                                                                   2001          2000
                                                                ----------    ----------
                                         ASSETS
Current assets:
  Cash and cash equivalents (note 1)........................    $  430,652    $  337,602
  Accounts receivable, less allowance for doubtful accounts
     of $4,411 in 2001 and $5,008 in 2000 (note 7)..........       528,196       523,096
  Inventories (note 2)......................................       431,499       477,548
  Prepaid expenses and other current assets.................        38,619        30,984
  Deferred income taxes (note 5)............................        17,832        15,763
                                                                ----------    ----------
     Total current assets...................................     1,446,798     1,384,993
Property, plant and equipment, net (note 3).................       744,723       587,494
Intangible assets, net (note 1).............................       148,888        34,360
Other assets................................................        17,169         9,068
                                                                ----------    ----------
                                                                $2,357,578    $2,015,915
                                                                ==========    ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (note 4)...........    $    8,333    $    8,333
  Accounts payable..........................................       392,181       594,111
  Accrued compensation and employee benefits................        48,513        36,611
  Other accrued expenses....................................        55,748        35,650
  Income taxes payable......................................            --        17,270
                                                                ----------    ----------
     Total current liabilities..............................       504,775       691,975
Note payable and long-term debt, less current installments
  (note 4)..................................................       361,667        25,000
Deferred income taxes (note 5)..............................        36,960        25,835
Deferred grant revenue......................................         7,319         2,922
Other Liabilities (note 10).................................        32,781            --
                                                                ----------    ----------
     Total liabilities......................................       943,502       745,732
                                                                ----------    ----------
Stockholders' equity (notes 1 and 6):
  Preferred stock, $.001 par value, authorized 1,000,000
     shares; no shares issued and outstanding...............            --            --
  Common stock, $.001 par value, authorized 500,000,000
     shares; issued and outstanding, 196,871,268 shares in
     2001, and 190,250,685 in 2000..........................           197           190
  Additional paid-in capital................................       868,869       843,784
  Retained earnings.........................................       545,331       426,814
  Accumulated other comprehensive income....................          (321)         (605)
                                                                ----------    ----------
     Total stockholders' equity.............................     1,414,076     1,270,183
                                                                ----------    ----------
Commitments and contingencies (note 9)......................    $2,357,578    $2,015,915
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                  YEARS ENDED AUGUST 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Net revenue (note 7).....................................  $4,330,655   $3,558,321   $2,238,391
Cost of revenue..........................................   3,936,589    3,199,972    1,992,803
                                                           ----------   ----------   ----------
Gross profit.............................................     394,066      358,349      245,588
Operating expenses:
Selling, general and administrative......................     184,112      132,717       92,015
Research and development.................................       6,448        4,839        5,863
Amortization of intangibles..............................       5,820        2,724        1,225
Acquisition and merger-related charge (note 10)..........       6,558        5,153        7,030
Restructuring and other charges (note 11)................      27,366           --           --
Goodwill write-off (note 1)..............................          --           --        3,578
                                                           ----------   ----------   ----------
Operating income.........................................     163,762      212,916      135,877
Interest income..........................................      (8,243)      (7,385)      (4,536)
Interest expense.........................................       5,857        7,605        7,110
                                                           ----------   ----------   ----------
Income before income taxes...............................     166,148      212,696      133,303
Income taxes (note 5)....................................      47,631       67,048       48,484
                                                           ----------   ----------   ----------
Net income...............................................  $  118,517   $  145,648   $   84,819
                                                           ==========   ==========   ==========
Earnings per share:
  Basic..................................................  $     0.62   $     0.81   $     0.51
                                                           ==========   ==========   ==========
  Diluted................................................  $     0.59   $     0.78   $     0.49
                                                           ==========   ==========   ==========
Common shares used in the calculations of earnings per
  share:
  Basic..................................................     191,862      179,032      166,754
                                                           ==========   ==========   ==========
  Diluted................................................     202,223      187,448      174,334
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              AUGUST 31,   AUGUST 31,   AUGUST 31,
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
Net income..................................................   $118,517     $145,648     $84,819
Other comprehensive income (loss):
Foreign currency translation adjustments....................        107         (387)         --
Change in fair market value of derivative instruments.......        177           --          --
                                                               --------     --------     -------
Comprehensive income........................................   $118,801     $145,261     $84,819
                                                               ========     ========     =======

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                  COMMON STOCK                                  ACCUMULATED
                             -----------------------   ADDITIONAL                  OTHER            NET
                               SHARES                   PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                             OUTSTANDING   PAR VALUE    CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                             -----------   ---------   ----------   --------   -------------   -------------
Balance at August 31,
  1998.....................  159,165,140     $159       $ 89,946    $195,231       $(218)       $  285,118
Exercise of stock
  options..................    1,263,531        1          2,882          --          --             2,883
Shares issued under
  Employee Stock Purchase
  Plan.....................      474,508        1          4,610          --          --             4,611
Tax benefit of options
  exercised................           --       --            657          --          --               657
Secondary Public Offering,
  net of expenses..........   13,800,000       14        198,593          --          --           198,607
Elimination of duplicate
  equity resulting from
  non-conforming fiscal
  years (Note 1)...........           --       --             --       1,116          --             1,116
Comprehensive income.......           --       --             --      84,819          --            84,819
                             -----------     ----       --------    --------       -----        ----------
Balance at August 31,
  1999.....................  174,703,179     $175       $296,688    $281,166       $(218)       $  577,811
Exercise of stock
  options..................    2,268,203        2         10,192          --          --            10,194
Shares issued under
  employee stock purchase
  plan.....................      279,303       --          6,812          --          --             6,812
Tax benefit of options
  exercised................           --       --          4,294          --          --             4,294
Public offering, net of
  expenses.................   13,000,000       13        525,798          --          --           525,811
Comprehensive income.......           --       --             --     145,648        (387)          145,261
                             -----------     ----       --------    --------       -----        ----------
Balance at August 31,
  2000.....................  190,250,685     $190       $843,784    $426,814       $(605)       $1,270,183
                             -----------     ----       --------    --------       -----        ----------
Stock options issued to
  non-employees............           --       --             67          --          --                67
Exercise of stock
  options..................    6,103,623        7         11,604          --          --            11,611
Shares issued under
  employee stock purchase
  plan.....................      516,960       --          4,964          --          --             4,964
Tax benefit of options
  exercised................           --       --          8,450          --          --             8,450
Comprehensive income.......           --       --             --     118,517         284           118,801
                             -----------     ----       --------    --------       -----        ----------
Balance at August 31,
  2001.....................  196,871,268     $197       $868,869    $545,331       $(321)       $1,414,076
                             ===========     ====       ========    ========       =====        ==========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED AUGUST 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 118,517   $ 145,648   $  84,819
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization.............................    155,388      99,337      63,417
  Goodwill write-off........................................         --          --       3,578
  Recognition of grant revenue..............................     (1,532)     (1,127)       (825)
  Deferred income taxes.....................................      9,056      13,769       4,641
  Deferred interest on acquisition charges..................        470          --          --
  Non-cash restructuring charges............................     11,465          --          --
  Provision for doubtful accounts...........................      1,371         648       1,246
  (Gain)/loss on sale of property...........................       (175)      2,467       2,749
  Elimination of duplicate equity resulting from
    nonconforming fiscal years..............................         --          --       1,116
  Change in operating assets and liabilities, exclusive of
    net assets acquired:
    Accounts receivable.....................................     (6,471)   (258,400)   (112,570)
    Inventories.............................................     97,698    (255,615)    (77,490)
    Prepaid expenses and other current assets...............     (3,013)    (15,648)    (12,606)
    Other assets............................................     (6,668)        308      (8,050)
    Accounts payable and accrued expenses...................   (171,435)    307,316     145,779
    Income taxes payable....................................    (21,892)     (3,287)     14,661
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............    182,779      35,416     110,465
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchase of business, net of cash acquired................   (139,200)    (36,716)         --
  Proceeds from sale of short-term investments..............         --      27,176          --
  Purchases of investments..................................         --          --     (27,176)
  Acquisition of property, plant and equipment..............   (309,202)   (333,139)   (168,674)
  Proceeds from sale of property and equipment..............      6,886       6,339       3,135
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................   (441,516)   (336,340)   (192,715)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Increase in/repayment of note payable to bank.............         --          --      21,501
  Payments of long-term debt................................     (8,333)    (32,490)    (53,473)
  Proceeds from issuance of convertible notes...............    337,549          --          --
  Net proceeds from issuance of common stock................     16,642     542,816     206,753
  Proceeds from Scottish grant..............................      5,929       2,251         395
                                                              ---------   ---------   ---------
    Net cash provided by financing activities...............    351,787     512,577     175,176
                                                              ---------   ---------   ---------
Net increase in cash and cash equivalents...................     93,050     211,653      92,926
Cash and cash equivalents at beginning of period............    337,602     125,949      33,023
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of period..................  $ 430,652   $ 337,602   $ 125,949
                                                              =========   =========   =========
Supplemental disclosure information:
  Interest paid.............................................  $   4,209   $   8,004   $   6,572
                                                              =========   =========   =========
  Income taxes paid, net of refunds received................  $  52,227   $  38,173   $  29,930
                                                              =========   =========   =========
  Tax benefit of options exercised..........................  $   8,450   $   4,294   $     657
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the "Company") is an independent supplier of custom manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers ("OEMs") in the communications, personal computer, peripherals, consumer and automotive industries. The Company's manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in Asia, Europe, the United States and Latin America.

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

  A. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements.

     As discussed above and in Note 10, in September, 1999 the Company completed a merger with GET Manufacturing, Inc. which was accounted for as a pooling of interests in fiscal 2000. The accompanying historical consolidated financial statements were previously restated to reflect the impact of this transaction.

  B. USE OF ACCOUNTING ESTIMATES

     Management is required to make estimates and assumptions during the preparation of the consolidated financial statements and accompanying notes in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amounts of net income. Actual results could differ materially from these estimates and assumptions.

  C. CASH, CASH EQUIVALENTS AND OTHER FINANCIAL INSTRUMENTS

     The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
money market funds and commercial paper with original maturities of 90 days or less. At August 31, 2001 and 2000 cash equivalents totaled approximately $110.4 million and $178.2 million, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments. Short term investments include corporate and governmental debt securities which are classified as available-for-sale and are reported at fair market value in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of August 31, 2001, the Company held no short-term investments.

  D. INVENTORIES

     Inventories are stated at the lower of cost (first in, first out (FIFO) method) or market.

  E. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets, primarily thirty-five years for buildings and three to five years for other assets.

     Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the statement of earnings.

  F. INTANGIBLE ASSETS

     Intangible assets arose in connection with business combinations. They are stated at amortized cost and include goodwill and other intellectual property. The table below sets forth the components of intangible assets.

                                                                  AUGUST 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Goodwill....................................................  $154,819   $37,208
Other intangibles...........................................       800       800
                                                              --------   -------
                                                               155,619    38,008
Accumulated amortization....................................    (6,731)   (3,648)
                                                              --------   -------
Intangible assets, net......................................  $148,888   $34,360
                                                              ========   =======

     Amortization expense was $5.8 million and $2.7 million in the years ended August 31, 2001 and 2000, respectively. Historically, intangibles have been amortized on a straight-line basis over 10 to 15 years. Recent accounting pronouncements will affect both the valuation of and the amortization of intangible assets in future years. See note 12 to the Consolidated Financial Statements.

  G. IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount, including the unamortized portion of goodwill allocated to the property and equipment, to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment, including the allocated goodwill, if any, exceeds its fair market value. The Company assesses the

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
recoverability of goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. During 1999, the Company determined that the portion of goodwill related to GET's 1997 acquisition of Able Electronics Corporation ("Able") was impaired. As a result of the overlapping period created when GET's fiscal year was conformed to an August 31 fiscal year, the write off of the unamortized goodwill of $3,578,000 is included in the results of operations for both fiscal years ended August 31, 1998 and 1999. Stockholders' equity was adjusted to eliminate the duplicate effect on retained earnings. See
Note 12 to the Consolidated Financial Statements relating to recently issued accounting standards regarding the impairment of long-lived assets.

  H. REVENUE RECOGNITION

     The Company's net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is recognized when goods are shipped, or title passes. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment. Revenue is recorded net of estimated product return and warranty costs.

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

  I. GRANT REVENUE

     The Company has been awarded grants related to the development of its Scottish operations. Grant funds are earned as certain milestones are met, and are being amortized over two to five-year periods based on the dates of the grant.

  J. INCOME TAXES

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

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

  K. NET INCOME PER SHARE

     The following table sets forth the calculation of basic and diluted Earning Per Share (in thousands, except per share data).

                                                                FISCAL YEAR ENDED
                                                       ------------------------------------
                                                       AUGUST 31,   AUGUST 31,   AUGUST 31,
                                                          2001         2000         1999
                                                       ----------   ----------   ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
Income...............................................   $118,517     $145,648     $ 84,819
Interest expensed on convertible debt, net of tax....      1,277           --           --
                                                        --------     --------     --------
Net Income...........................................    119,794      145,648       84,819
                                                        ========     ========     ========
Denominator:
Weighted average shares outstanding -- basic.........    191,862      179,032      166,754
Stock options........................................      7,290        8,416        7,580
Shares issuable upon conversion of convertible
  notes..............................................      3,071           --           --
                                                        --------     --------     --------
  Weighted average shares outstanding -- diluted.....    202,223      187,448      174,334
                                                        ========     ========     ========
Earnings per common share:
  Basic..............................................   $   0.62     $   0.81     $   0.51
                                                        ========     ========     ========
  Diluted............................................   $   0.59     $   0.78     $   0.49
                                                        ========     ========     ========

     For the years ended August 31, 2001, 2000 and 1999, options to purchase 580,313, 138,732, and 6,218 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

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

  M. PROFIT SHARING AND 401(K) PLAN

     The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. In addition, the Company provides retirement benefits to its domestic employees who have completed a 90 day period of service, through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the region in which it operates. Company contributions are at the discretion of the Company's Board of Directors. The Company contributed approximately $21.9 million, $14.9 million and $11.2 million for the years ended August 31, 2001, 2000 and 1999, respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

  N. STOCK BASED COMPENSATION

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

  O. STOCK SPLIT

     On March 16, 2000 and January 28, 1999, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock. Per share information in the accompanying consolidated financial statements and notes has been adjusted to reflect the impact of the common stock splits for all periods presented.

  P. COMPREHENSIVE INCOME

     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. The Company's balance of accumulated other comprehensive income is composed of accumulated foreign currency translation losses of $(0.5) million, net of tax, and $0.2 million, net of tax, resulting from the change in fair market value of derivative instruments.

2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                                  AUGUST 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $314,337   $368,783
Work in process.............................................    58,555     54,288
Finished goods..............................................    58,607     54,477
                                                              --------   --------
                                                              $431,499   $477,548
                                                              ========   ========

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                                   AUGUST 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
Land and improvements.......................................  $   34,761   $ 40,911
Buildings...................................................     234,304    117,398
Leasehold improvements......................................      37,205     36,728
Machinery and equipment.....................................     595,197    536,140
Furniture, fixtures and office equipment....................      37,053     23,613
Computer equipment..........................................     110,277     67,615
Transportation equipment....................................       4,720      4,209
Construction in progress....................................      40,129     17,536
                                                              ----------   --------
                                                               1,093,646    844,150
Less accumulated depreciation and amortization..............     348,923    256,656
                                                              ----------   --------
                                                              $  744,723   $587,494
                                                              ==========   ========

     Depreciation expense of approximately $149.6 million, $96.6 million and $62.0 million was recorded for the years ended August 31, 2001, 2000 and 1999, respectively.

     During the year ended August 31, 2001, the Company began construction of a manufacturing facility in Guangzhou, China and completed construction of facilities in Tiszaujvaros, Hungary and Chihuahua, Mexico. During the years ended August 31, 2001, 2000, and 1999, the Company capitalized approximately $3.0 million, $1.0 million and $0, respectively, in interest related to the constructed facilities.

     Maintenance and repairs expense was approximately $22.1 million, $13.4 million and $10.6 million for the years ended August 31, 2001, 2000 and 1999, respectively.

4.  NOTES PAYABLE AND LONG-TERM DEBT

     Notes Payable and Long-term debt consists of the following (in thousands):

                                                                  AUGUST 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
Term loans (a)..............................................  $ 25,000   $33,333
Short term line of credit (b)...............................        --        --
Borrowings under revolving credit facility (c)..............        --        --
Convertible debt (d)........................................   345,000        --
                                                              --------   -------
Total notes payable and long-term debt......................   370,000    33,333
Less current installments of long-term debt.................     8,333     8,333
                                                              --------   -------
Notes payable and long-term debt, less current
  installments..............................................  $361,667   $25,000
                                                              ========   =======

---------------

(a) In May 1996, the Company completed a private placement of $50,000,000 Senior Notes due 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments which began May 30, 1999.

(b) At May 31, 2001, the Company negotiated a 364-day, $250 million unsecured line of credit facility with a syndicate of banks. The terms of the loan agreement mirror the terms of the $500 million

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
    revolving credit facility described below. As of August 31, 2001, there were no borrowings under the 364-day facility.

(c) On April 7, 2000, the Company renegotiated its unsecured line of credit facility and established a $500 million unsecured revolving credit facility with a syndicate of banks ("Revolver"). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks' prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a factor of 1.125% to 1.875% depending on the Company's funded debt to total capitalization ratios. The Company pays a commitment fee on the unused portion of the Revolver at 0.25% to 0.375% depending on the Company's funded debt to total capitalization ratios. The renegotiated Revolver expires on April 6, 2003 and outstanding borrowings are then due and payable. As of August 31, 2001, there were no borrowings outstanding under the Revolver and $500 million of the facility was available.

(d) In May 2001, we issued a total of $345 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338 million. The notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. Holders may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

     Long term debt maturities as of August 31, 2001 for the next five years are as follows:

2002........................................................   $  8,333
2003........................................................      8,333
2004........................................................      8,334
2005........................................................         --
Thereafter..................................................    345,000
                                                               --------
                                                               $370,000
                                                               ========

     The credit facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The credit facilities require compliance with operating covenants which limit, among other things, the incurrence of additional indebtedness by the Company and the covered subsidiaries. The Company was in compliance with the respective covenants as of August 31, 2001.

     In August, 2000 Jabil Circuit entered into an asset backed securitization program with Bank One, which provides for the sale of up to $225 million of eligible accounts receivables of certain U.S. plants with an expiration date in August 2001, which was later extended to November 2001. We renewed the facility with a new funding capacity of $100 million in November 2001. We account for the sale of receivables under this securitization program in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as replaced by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Receivables sold under this program will be excluded from accounts receivable in the Consolidated Balance Sheets. The asset backed securitization will be used as a financing tool to fund working capital.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

5.  INCOME TAXES

     Income tax expense amounted to $47.6 million, $67.0 million and $48.5 million for the years ended August 31, 2001, 2000 and 1999, respectively (an effective rate of 28.7%, 31.5% and 36.4%, respectively). The actual expense differs from the "expected" tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

                                                           YEARS ENDED AUGUST 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Computed "expected" tax expense.......................  $ 58,152   $ 74,444   $46,656
State taxes, net of Federal benefit...................     1,504      3,752     3,830
Impact of foreign tax rates...........................   (14,500)   (12,615)   (4,683)
Other, net............................................     2,475      1,467     2,681
                                                        --------   --------   -------
Provision for income taxes............................  $ 47,631   $ 67,048   $48,484
                                                        ========   ========   =======
Effective tax rate....................................      28.7%      31.5%     36.4%
                                                        ========   ========   =======

     The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

                                                           YEARS ENDED AUGUST 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
U.S..................................................  $ 84,893   $141,114   $112,378
Foreign..............................................    81,255     71,582     20,925
                                                       --------   --------   --------
                                                       $166,148   $212,696   $133,303
                                                       ========   ========   ========

     The components of income taxes for the fiscal years ended August 31, 2001, 2000 and 1999, were as follows (in thousands):

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
YEARS ENDED AUGUST 31,
2001:   U.S............................................   $21,330   $ 9,571    $30,901
        State..........................................     1,517       797      2,314
        Foreign........................................    15,728    (1,312)    14,416
                                                          -------   -------    -------
                                                          $38,575   $ 9,056    $47,631
                                                          =======   =======    =======
2000:   U.S............................................   $38,034   $14,227    $52,261
        State..........................................     5,411       361      5,772
        Foreign........................................     9,834      (819)     9,015
                                                          -------   -------    -------
                                                          $53,279   $13,769    $67,048
                                                          =======   =======    =======
1999:   U.S............................................   $30,311   $ 5,705    $36,016
        State..........................................     5,397       495      5,892
        Foreign........................................     8,135    (1,559)     6,576
                                                          -------   -------    -------
                                                          $43,843   $ 4,641    $48,484
                                                          =======   =======    =======

     Jabil has been granted tax incentives, including tax holidays, for its Hungarian, Chinese and Malaysian subsidiaries. These tax incentives, including tax holidays, expire between 2003 and 2010, and are subject to certain conditions with which the Company expects to comply. The subsidiaries generated income during the years ended August 31, 2001, 2000 and 1999, resulting in a tax benefit of approximately $15.2 million ($.08 per share), $12.6 million ($0.07 per share) and $4.7 million ($0.03 per share),

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
respectively. The Company has been granted a 10-year Malaysian income tax holiday that began November 1, 2000.

     The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company's foreign subsidiaries for which no deferred tax liability has been recorded is approximately $208.1 million as of August 31, 2001. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              YEARS ENDED AUGUST 31,
                                                              -----------------------
                                                                2001          2000
                                                              ---------     ---------
Deferred tax assets:
     Net operating loss carryforward........................   $ 2,900       $ 1,507
     Accounts receivable, principally due to allowance for
       doubtful accounts....................................     1,464         1,262
     Grant receivable.......................................     2,347           950
     Inventories, principally due to reserves and additional
       costs inventoried for tax purposes pursuant to the
       Tax Reform Act of 1986...............................     4,372         7,363
     Compensated absences, principally due to accrual for
       financial reporting purposes.........................     3,318         2,697
     Accrued expenses, principally due to accrual for
       financial reporting purposes.........................     1,089            14
     Accrued UK interest, deductible when paid..............     3,713         2,165
     Other..................................................     3,273         2,595
                                                               -------       -------
     Total gross deferred tax assets........................    22,476        18,553
     Less valuation allowance...............................    (2,102)         (513)
                                                               -------       -------
     Net deferred tax assets................................   $20,374       $18,040
                                                               =======       =======
Deferred tax liabilities:
     Intangible assets......................................   $ 2,079       $ 1,904
     Property, plant and equipment, principally due to
       differences in depreciation and amortization.........    37,423        26,208
                                                               -------       -------
     Deferred tax liabilities...............................   $39,502       $28,112
                                                               =======       =======

     Net current deferred tax assets were $17.8 million and $15.8 million at August 31, 2001 and August 31, 2000, respectively, and net noncurrent deferred tax liabilities were $37.0 million and $25.8 million at August 31, 2001 and August 31, 2000, respectively.

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

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

  B. STOCK OPTION PLANS

     As of August 31, 2001, no options were outstanding under the 1983 and 1989 stock option plans. The Board of Directors terminated these plans in November 1992, and no additional options may be issued thereunder. The exercise price of the outstanding options under these plans was equal to fair market value, as determined by the Company, on the date of grant.

     The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. The 1992 Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 23,440,000 shares of common stock have been reserved for issuance under the 1992 Plan. As of August 31, 2001, options to purchase 9,816,109 shares are outstanding under the 1992 Plan.

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

     The following table summarizes option activity from September 1, 1998 through August 31, 2001:

                                                    OPTIONS                     WEIGHTED
                                                   AVAILABLE    OUTSTANDING     AVERAGE
                                                   FOR GRANT      OPTIONS     OPTION PRICE
                                                   ----------   -----------   ------------
Balance at August 31, 1998.......................   4,656,202   10,961,667       $1.53
  Options authorized.............................   6,000,000           --          --
  Options granted................................  (3,389,200)   3,389,200        7.97
  Options cancelled..............................     394,470     (394,470)       2.18
  Options exercised..............................          --   (1,263,531)       1.83
                                                   ----------   ----------
Balance at August 31, 1999.......................   7,661,472   12,692,866       $3.20
  Options authorized.............................   4,011,462           --          --
  Options granted................................  (2,752,398)   2,752,398        7.70
  Options cancelled..............................     110,991     (110,991)       4.51
  Options exercised..............................          --   (2,268,203)       3.02
                                                   ----------   ----------
Balance at August 31, 2000.......................   9,031,527   13,066,070        7.60
  Options authorized.............................          --           --          --
  Options granted................................  (3,171,350)   3,171,350       25.50
  Options cancelled..............................     234,245     (234,245)      16.41
  Options exercised..............................          --   (6,103,623)       0.98
                                                   ----------   ----------
Balance at August 31, 2001.......................   6,094,422    9,899,552       17.42
                                                   ==========   ==========

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

     At August 31, 2001, options for 4,537,574 shares were exercisable. In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees to the Company and motivate such persons to stay with the Company and to increase their efforts to make the business of the Company more successful. As of August 31, 2001, 4,200 shares were issued to employees under the Stock Award Plan.

     The range of exercise prices, shares, weighted average remaining contractual life and exercise price for the options outstanding as of August 31, 2001 are presented below:

                                                             WEIGHTED-AVERAGE     WEIGHTED-
                                                                REMAINING          AVERAGE
RANGE OF EXERCISE PRICES                          SHARES     CONTRACTUAL LIFE   EXERCISE PRICE
------------------------                         ---------   ----------------   --------------
$ 0.63 -  5.88.................................  2,582,264         6.03             $ 4.55
  6.47 - 18.12.................................  1,584,348         6.87              11.36
 20.50 - 29.20.................................  4,957,731         8.75              22.32
 31.63 - 65.84.................................    775,209         8.97              41.87
                                                 ---------         ----             ------
$ 0.63 - 65.84.................................  9,899,552         7.75             $17.42
                                                 =========         ====             ======

     The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 2001 are presented below:

                                                                              WEIGHTED-
                                                                SHARES         AVERAGE
RANGE OF EXERCISE PRICES                                      EXERCISABLE   EXERCISE PRICE
------------------------                                      -----------   --------------
$ 0.63 -  5.88..............................................   1,883,702        $ 4.07
  6.47 - 18.12..............................................   1,092,673         11.19
 20.50 - 29.20..............................................   1,381,064         22.62
 31.63 - 65.84..............................................     180,135         40.99
                                                               ---------        ------
$ 0.63 - 65.84..............................................   4,537,574        $12.90
                                                               =========        ======

     The per-share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $18.02, $16.61, and $12.57, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 -- expected dividend yield of 0%, risk-free interest rate of 5.0%, expected volatility of 94%, and an expected life of 4 years; 2000 -- expected dividend yield of 0%, risk-free interest rate of 5.75%, expected volatility of 91%, and an expected life of 4 years; 1999 -- expected dividend yield of 0%, risk-free interest rate of 6.0%, expected volatility of 96%, and an expected life of 5 years.

  C. STOCK PURCHASE PLAN

     The Company's 1992 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code.

     Employees are eligible to participate after 90 days of employment with the Company. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee's compensation, as defined, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. Unless terminated

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
sooner, the Purchase Plan will terminate ten years from its effective date. As of August 31, 2001, a total of 4,678,595 shares had been issued under the Purchase Plan.

     The per-share weighted-average fair value of stock issued to employees in 2001, 2000 and 1999, respectively, under the Company's 1992 Employee Stock Purchase Plan was $17.18, $38.18 and $16.32, respectively, using the Black-Scholes option-pricing model with the identical assumptions as those listed for stock options granted during those years.

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

                                      2001                 2000                1999
                               ------------------   ------------------   -----------------
                                 NET      DILUTED     NET      DILUTED     NET     DILUTED
                                INCOME      EPS      INCOME      EPS     INCOME      EPS
                               --------   -------   --------   -------   -------   -------
As Reported..................  $118,517   $ 0.59    $145,648   $ 0.78    $84,819   $ 0.49
Statement 123 Compensation
  (Net of tax)...............   (26,386)   (0.13)    (27,575)   (0.15)    (5,635)   (0.03)
                               --------   ------    --------   ------    -------   ------
Pro forma disclosure.........  $ 92,131   $ 0.46    $118,073   $ 0.63    $79,184   $ 0.46
                               ========   ======    ========   ======    =======   ======

     As discussed in Note 1(n) the disclosure presented above represents only the estimated fair value of stock options granted in fiscal 1996 and subsequent years. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding.

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

     Sales of the Company's products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

                                                     PERCENTAGE OF            PERCENTAGE OF
                                                NET REVENUE YEAR ENDED     ACCOUNTS RECEIVABLE
                                                      AUGUST 31,                AUGUST 31,
                                                -----------------------    --------------------
                                                2001     2000     1999      2001          2000
                                                -----    -----    -----    ------        ------
Cisco Systems, Inc............................   23%      20%      18%        *            12%
Dell Computer Corporation.....................   14%      16%       *        20%           25%
Hewlett-Packard Company.......................    *       14%      22%        *             *
Lucent Technologies...........................    *       10%       *         *             *
Marconi plc...................................    *        *        *        15%            *

---------------

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

     The Company derives its revenues from providing manufacturing services to major electronic OEM's on a contract basis in various countries throughout the world. Operating segments consist four geographical regions -- the United States, Latin America, Europe and Asia. Revenues are attributed to the location in which the product is manufactured. The services provided, the manufacturing processes, class of customers and the order fulfillment process is similar and generally interchangeable across operating segments. An operating segment's performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as revenue less cost of revenue and selling, general and administrative expenses and does not include research and development, intangible amortization, acquisition and merger-related charges, write-off of goodwill, interest income, interest expense or income taxes.

     The following table sets forth segment information (in thousands):

                                                          YEAR ENDED AUGUST 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
NET REVENUE
United States....................................  $2,370,099   $2,236,449   $1,347,683
Europe...........................................     536,902      472,658      322,665
Asia.............................................     759,585      561,124      376,760
Latin America....................................     952,585      585,643      197,061
Corporate........................................       5,564        4,639           33
Intercompany Eliminations........................    (294,080)    (302,192)      (5,811)
                                                   ----------   ----------   ----------
                                                   $4,330,655   $3,558,321   $2,238,391
                                                   ==========   ==========   ==========

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
DEPRECIATION EXPENSE
United States....................................  $   73,612   $   52,331   $   33,459
Europe...........................................      18,820       11,089        5,300
Asia.............................................      21,369        8,623       12,373
Latin America....................................      27,937       18,250        7,006
Corporate........................................       7,830        6,320        3,838
                                                   ----------   ----------   ----------
                                                   $  149,568   $   96,613   $   61,976
                                                   ==========   ==========   ==========

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
SEGMENT INCOME AND RECONCILIATION OF INCOME
  BEFORE INCOME TAXES
United States....................................  $  141,873   $  163,432   $  136,561
Europe...........................................      31,728       18,901       13,315
Asia.............................................      60,372       58,816       19,708
Latin America....................................      56,683       34,123       14,841
Corporate and non-recurring charges..............    (129,414)     (67,435)     (56,106)
Eliminations.....................................       4,906        4,859        4,984
                                                   ----------   ----------   ----------
Income before income taxes.......................  $  166,148   $  212,696   $  133,303
                                                   ==========   ==========   ==========

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
LONG-LIVED ASSETS
United States....................................  $  298,161   $  275,637   $  147,924
Europe...........................................     103,558       74,256       41,369
Asia.............................................     119,845       85,234       66,491
Latin America....................................     178,293      118,891       63,322
Corporate........................................      44,866       33,476       34,416
                                                   ----------   ----------   ----------
                                                   $  744,723   $  587,494   $  353,522
                                                   ==========   ==========   ==========

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
TOTAL ASSETS
United States....................................  $  738,421   $  841,867   $  409,593
Europe...........................................     490,496      262,371      148,394
Asia.............................................     414,022      263,367      190,773
Latin America....................................     390,475      338,261      119,250
Corporate........................................     324,164      310,049      167,411
                                                   ----------   ----------   ----------
                                                   $2,357,578   $2,015,915   $1,035,421
                                                   ==========   ==========   ==========

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
CAPITAL EXPENDITURES
United States....................................  $  101,939   $  179,793   $   72,819
Europe...........................................      33,067       44,285       12,564
Asia.............................................      61,606       39,733       24,631
Latin America....................................      93,156       60,660       39,837
Corporate........................................      19,434        8,668       18,823
                                                   ----------   ----------   ----------
                                                   $  309,202   $  333,139   $  168,674
                                                   ==========   ==========   ==========

     As noted in Note 11, the Company implemented a restructuring program during fiscal year 2001. Total restructuring costs of $27.4 million were charged against earnings during fiscal year 2001. Approximately $14.1 million, $9.6 million and $3.7 million of restructuring charges were incurred in the United States, Latin America and Asia, respectively.

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

     The Company operates in the following geographic areas: the United States, China, England, Mexico, Malaysia, Scotland and Other. Sales to unaffiliated customers are based on the Company's manufacturing location providing services. The following table sets forth information concerning these geographic areas (in thousands):

                                                          YEAR ENDED AUGUST 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
EXTERNAL REVENUE:
United States....................................  $2,150,392   $2,014,669   $1,341,927
China............................................     238,459      234,571      238,045
Mexico...........................................     895,885      561,834      197,039
Malaysia.........................................     489,170      272,999      138,715
Scotland.........................................     247,391      266,088      140,452
Other............................................     309,358      208,160      182,213
                                                   ----------   ----------   ----------
                                                   $4,330,655   $3,558,321   $2,238,391
                                                   ==========   ==========   ==========

                                                         2001       2000       1999
                                                       --------   --------   --------
LONG-LIVED ASSETS:
United States........................................  $343,027   $309,113   $182,340
China................................................    36,602     36,237     39,240
Mexico...............................................   175,465    116,529     63,322
Malaysia.............................................    82,995     48,997     27,251
Scotland.............................................    41,108     40,093     34,170
Other................................................    65,526     36,525      7,199
                                                       --------   --------   --------
                                                       $744,723   $587,494   $353,522
                                                       ========   ========   ========

     Total foreign source revenue was approximately $2.2 billion, $1.6 billion and $0.9 billion for the years ended August 31, 2001, 2000 and 1999, respectively. Total long-lived assets related to our foreign operations was approximately $402 million, $278 million and $171 million for the years ended August 31, 2001, 2000 and 1999, respectively.

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on September 1, 2000. There were no transition amounts recorded upon adoption of SFAS 133.

     We utilize certain derivative instruments to enhance our ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and are not entered into for speculative purposes. On the date into which the derivative contract is entered into, the derivative is designated as a cash flow hedge.

     To limit exposure to differences in the U.S. dollar, British pound sterling, Italian lira and Mexican peso exchange rate fluctuations, we enter into and designate forward contracts to hedge certain of the

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
forecasted cash outflows. We document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges are deferred and recorded as a component of "Accumulated other comprehensive income
(loss)" until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from "Accumulated other comprehensive income (loss)" to the Consolidated Statement of Earnings in the same financial statement category as the underlying transaction. We assess, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

     During the year ended August 31, 2001, we recorded the change in value related to cash flow hedges amounting to a gain of $0.2 million in "Accumulated other comprehensive income (loss)". There were no amounts related to the ineffectiveness of our hedging instruments.

     At August 31, 2001, we had a $5.1 million sterling contract with an expiration date of September 20, 2001. Jabil purchased Sterling at a rate of
1.4053 U.S. dollars to pounds sterling, which had a fair market value and carrying value of $0.2 million at August 31, 2001.

9.  COMMITMENTS AND CONTINGENCIES

  A. LEASE AGREEMENTS

     The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2001 are as follows (in thousands):

FISCAL YEAR ENDING AUGUST 31,
-----------------------------
     2002...................................................   $ 28,188
     2003...................................................     22,917
     2004...................................................     18,414
     2005...................................................     14,927
     2006...................................................     12,723
     Thereafter.............................................     60,369
                                                               --------
     Total minimum lease payments...........................   $157,538
                                                               ========

     Total rent expense for operating leases was approximately $29.5 million, $24.6 million and $14.7 million for the years ended August 31, 2001, 2000 and 1999 respectively.

  B. LITIGATION

     The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

10.  ACQUISITIONS

     On September 1, 1999 the Company acquired, through our Jabil Global Services subsidiary, the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services continues to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $27 million was paid in cash. The acquisition was accounted for as a purchase and resulted

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
in approximately $18 million of goodwill, which is being amortized on a straight-line basis over a period of 15 years. The consolidated financial statements include the operating results of the acquired business from the date of acquisition.

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

     During the second quarter of fiscal 2001, we entered into a business sale agreement with Marconi plc ("Marconi") to purchase certain operations of its communications division located in the United States, England, Italy and Germany. On June 13, 2001, we consummated the English and Italian portions of the acquisition and modified certain of the terms of the transaction. The acquisition price of the English and Italian portions was approximately $172 million and is being accounted for under the purchase accounting method. The acquisition is anticipated to result in intangible assets, including goodwill, of approximately $117 million, based on management's preliminary valuation. The allocation of the acquisition price will be based on appraisals and final analysis of management. On September 4, 2001 the Company completed the portion of the transaction related to the United States. The assets purchased consist primarily of inventory and property, plant and equipment. Total consideration paid was approximately $34 million. The transaction will be accounted for under the purchase method of accounting and is anticipated to result in approximately $22 million of intangible assets, including goodwill, based on management's preliminary valuation. The allocation of the acquisition price will be based on an appraisal and final analysis of management. We anticipate completing the German portion of the acquisition during fiscal 2002. Certain payments associated with the purchase will be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments will be made 24 and 36 months after the final close. These payments have been recorded based on the net present value of the total premiums discounted at 7%. Imputed interest is amortized over the term of the payments and is

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
recorded as interest expense. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

     In connection with this acquisition, integration costs of $6.6 million ($4.1 million after-tax), consisting of professional fees and other expenses were recorded during fiscal 2001.

     Recent accounting pronouncements will affect both the valuation of and the amortization of intangible assets in future years. See note 12 to the Consolidated Financial Statements.

11.  RESTRUCTURING

     During the third quarter of fiscal 2001, Jabil implemented a restructuring program to reduce its cost structure due to the current economic downturn. This restructuring program includes reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites.

     During fiscal year 2001, the Company charged $27.4 million of restructuring costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $8.9 million, costs related to lease commitments of approximately $5.6 million, fixed asset write-offs of approximately $11.5 million and other restructuring costs, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitments consist primarily of future lease payments subsequent to abandonment related to re-sizing of facilities and the transition of certain facilities into new customer development sites. Fixed asset write-offs consist primarily of the leasehold improvements in the facilities that are subject to restructuring.

     The table below sets forth the significant components and activity in the restructuring program since the inception of the program in FY 2001:

                                           TOTAL    NON-CASH     CASH       BALANCE AT
                                          CHARGES   CHARGES    PAYMENTS   AUGUST 31, 2001
                                          -------   --------   --------   ---------------
Employee severance & termination
  benefits..............................  $ 8,903   $     --   $ (7,931)      $  972
Lease costs.............................    5,622         --     (1,735)       3,887
Fixed asset write-off's.................   11,465    (11,465)        --           --
Other...................................    1,376         --       (715)         661
                                          -------   --------   --------       ------
Total...................................  $27,366   $(11,465)  $(10,381)      $5,520
                                          =======   ========   ========       ======

12.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company plans to early adopt Statements 141 and 142 beginning in the first quarter of its fiscal year ending August 31, 2002. See Note 1 to the Consolidated Financial Statements.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized intangibles of approximately $149 million, all of which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     Statement of Financial Accounting Standards No. 143 -- Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flow. The Company will implement Statement 143 beginning in the first quarter of its fiscal year ending August 31, 2003.

     Statement of Financial Accounting Standards No. 144 -- Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES
cash flows. The Company will implement Statement 144 beginning in the first quarter of its fiscal year ending August 31, 2003.

13.  SUBSEQUENT EVENTS (UNAUDITED)

     On October 19, 2001, the Company announced its Board of Directors approval of the adoption of a Stockholder Rights Plan. Under the plan, the Company will issue a dividend of one preferred stock purchase right for each share of common stock of the Company held by stockholders of record at the close of business October 29, 2001. Each right will initially entitle stockholders to purchase a fractional share of Jabil's "Series A" preferred stock for $162.00. The rights will not become exercisable, however, until the occurrence of certain events, including the commencement of a tender offer or acquisition of 15 percent or more of Jabil's common stock. The rights are redeemable at $.001 per right of the option of Jabil. The rights plan will expire ten years from the record date.

     On October 25, 2001 the Company closed on an asset purchase agreement with Intel ("Intel"). The assets purchased consist primarily of inventory and property, plant and equipment located in Penang, Malaysia. Total consideration paid was approximately $37 million. The transaction will be accounted for under the purchase method of accounting and is anticipated to result in approximately $9 million of intangible assets, including goodwill, based on management's preliminary valuation. The allocation of the acquisition price will be based on an appraisal and final analysis of management. Funding for this acquisition was provided by current working capital. Simultaneous with the closings, we entered into a three-year product supply agreement to manufacture certain peripheral products for Intel. Under the terms of the transaction, approximately 900 employees will transfer to Jabil Circuit. No involuntary job losses are expected and existing employment rights will be protected.

     On November 16, 2001, the Company renewed its asset backed securitization program with Bank One to provide for the sale of up to $100 million of eligible accounts receivables of certain U.S. plants. The agreement expires in 6 months.

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

Date: November 28, 2001

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----

 By:               /s/ WILLIAM D. MOREAN                Chairman of the Board of     November 28, 2001
         ------------------------------------------            Directors
                     William D. Morean


 By:               /s/ THOMAS A. SANSONE               Vice Chairman of the Board    November 28, 2001
         ------------------------------------------           of Directors
                     Thomas A. Sansone


 By:                /s/ TIMOTHY L. MAIN                   President and Chief        November 28, 2001
         ------------------------------------------        Executive Officer
                      Timothy L. Main                     (Principal Executive
                                                                Officer)


 By:                 /s/ CHRIS A. LEWIS                 Chief Financial Officer      November 28, 2001
         ------------------------------------------     (Principal Financial and
                       Chris A. Lewis                     Accounting Officer)


 By:               /s/ LAWRENCE J. MURPHY                       Director             November 28, 2001
         ------------------------------------------
                     Lawrence J. Murphy


 By:                 /s/ MEL S. LAVITT                          Director             November 28, 2001
         ------------------------------------------
                       Mel S. Lavitt

                     SIGNATURE                                   TITLE                     DATE
                     ---------                                   -----                     ----

 By:               /s/ STEVEN A. RAYMUND                        Director             November 28, 2001
         ------------------------------------------
                     Steven A. Raymund


 By:                  /s/ FRANK NEWMAN                          Director             November 28, 2001
         ------------------------------------------
                        Frank Newman

                                 EXHIBIT INDEX

EXHIBIT
NO.                                        DESCRIPTION
-------                                    -----------
 3.1(9)       --   Registrant's Certificate of Incorporation, as amended.
 3.2(9)       --   Registrant's Bylaws, as amended.
 4.1(2)       --   Form of Certificate for Shares of Registrant's Common Stock.
 4.2(12)      --   Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
 4.3(12)      --   First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due
                   2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.
10.1(1)(7)    --   1983 Stock Option Plan and forms of agreement used
                   thereunder.
10.2(1)(7)    --   1989 Non-Qualified Stock Option Plan and forms of agreement used thereunder.
10.3(7)(10)   --   1992 Stock Option Plan and forms of agreement used
                   thereunder, as amended.
10.4(7)(11)   --   1992 Employee Stock Purchase Plan and forms of agreement
                   used thereunder, as amended.
10.5(1)(7)    --   Restated cash or deferred profit sharing plan under section
                   401(k).
10.6(1)(7)    --   Form of Indemnification Agreement between Registrant and its officers and Directors.
10.7(1)       --   Letter Agreement dated November 27, 1992 between Registrant and Scottish Office Industry Department relating to grant to establish Scottish facility.
10.8(3)(7)    --   Amendment to 1989 Non-Qualified Stock Option Plan.
10.9(4)       --   Lease Agreement dated October 1, 1997 between registrant and
                   Charrington Estates.
10.10(4)      --   Lease Agreement dated October 30, 1997 between registrant
                   and Teachers Insurance and Annuity Association.
10.11(5)      --   Lease Agreement dated May 12, 1998 between registrant and
                   Lincoln-RECP Great Oaks OPCO. LLC.
10.12(6)      --   Agreement and Plan of Merger among Jabil Circuit, Inc., JG
                   Acquisition, Inc., GET Manufacturing, Inc. and Mr. Shin Fang
                   dated August 11, 1999 and amended September 13, 1999.
10.13(8)      --   Lease Agreement dated May 16, 2000 for 6835 Via Del Oro, San
                   Jose, California between Registrant and The Realty
                   Associates Fund IV.
10.14(9)      --   Amended and Restated Loan Agreement dated as of April 7,
                   2000 between Registrant and certain banks and Bank One and
                   Suntrust Bank as agents for banks.
10.15(13)     --   Receivables Sale Agreement dated as of August 10, 2000 among
                   Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as
                   originators and Jabil Circuit Financial, Inc. as buyer.
10.16(13)     --   Receivables Purchase Agreement dated as of August 10, 2000 among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset
                   Securitization Corporation and Bank One as agent for Falcon.
21.1          --   List of Subsidiaries.
23.1          --   Independent Auditors' Consent.
23.2          --   Independent Auditors' Consent.
24.1          --   Power of Attorney (See Signature page).

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

(10) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on August 31, 1999.

(11) Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on October 10, 1997.

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(13) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

                                                                     SCHEDULE II

                      JABIL CIRCUIT, INC. AND SUBSIDIARIES

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                   BALANCE AT   CHARGED TO
                                                   BEGINNING    COSTS AND                   BALANCE AT
                                                   OF PERIOD     EXPENSES    WRITE-OFFS   END OF PERIOD
                                                   ----------   ----------   ----------   --------------
                                                                      (IN THOUSANDS)
YEAR ENDED AUGUST 31, 2001:
Allowance for uncollectible accounts
  receivable.....................................    $5,008       $1,371       $1,968         $4,411
                                                     ======       ======       ======         ======
YEAR ENDED AUGUST 31, 2000:
Allowance for uncollectible accounts
  receivable.....................................    $4,639       $  648       $  279         $5,008
                                                     ======       ======       ======         ======
YEAR ENDED AUGUST 31, 1999:
Allowance for uncollectible accounts
  receivable.....................................    $3,948       $1,246       $  555         $4,639
                                                     ======       ======       ======         ======

                 See accompanying independent auditors' report.
                                        67