Form 10-Q
period 2001-11-30
JABIL CIRCUIT INC
filed 2002-01-11
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________.

Commission file number: 0-21308

JABIL CIRCUIT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-1886260 (I.R.S. Employer Identification No.)

10560 Ninth Street North
St. Petersburg, FL 33716
(Address of principal executive offices, including zip code)

Registrant’s Telephone No., including area code: (727) 577-9749

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [  ]

As of January 4, 2002, there were 197,155,195 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	November 30,	August 31,
	2001	2001

ASSETS

Current assets
Cash and cash equivalents	$492,383	$430,652

Accounts receivable, net	460,356	528,196

Inventories	405,664	431,499

Prepaid expenses and other current assets	43,830	38,619

Deferred income taxes	18,208	17,832

Total current assets	1,420,441	1,446,798

Property, plant and equipment, net	755,110	744,723

Goodwill and other intangible assets, net	170,403	148,888

Other assets	17,899	17,169

	$2,363,853	$2,357,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current installments of long term debt	$8,333	$8,333

Accounts payable	375,925	392,181

Accrued expenses	109,179	104,261

Income taxes payable	703	—

Total current liabilities	494,140	504,775

Long term debt, less current installments	361,667	361,667

Deferred income taxes	40,192	36,960

Deferred grant revenue	6,812	7,319

Other liabilities	37,598	32,781

Total liabilities	940,409	943,502

Stockholders’ equity

Common stock	197	197

Additional paid-in capital	870,012	868,869

Retained earnings	553,706	545,331

Accumulated other comprehensive income	(471)	(321)

Total stockholders’ equity	1,423,444	1,414,076

	$2,363,853	$2,357,578

See Accompanying Notes to Consolidated Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except for per share data)
(Unaudited)

	Three months ended

	November 30,	November 30,
	2001	2000

Net revenue	$884,567	$1,128,955

Cost of revenue	802,959	1,017,482

Gross profit	81,608	111,473

Operating expenses:

Selling, general and administrative	49,603	44,080

Research and development	1,878	1,428

Amortization of intangibles	2,842	777

Acquisition and merger-related charges	2,011	—

Restructuring charges	14,142	—

Operating income	11,132	65,188

Interest income	(2,171)	(2,494)

Interest expense	2,783	439

Income before income taxes	10,520	67,243

Income taxes	2,145	19,501

Net income	$8,375	$47,742

Earnings per share:

Basic	$0.04	$0.25

Diluted	$0.04	$0.24

Common shares used in the calculations of earnings per share:

Basic	197,012	190,526

Diluted	199,515	198,907

See Accompanying Notes to Consolidated Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended

	November 30,	November 30,
	2001	2000

Net Income	$8,375	$47,742

Other comprehensive income (loss):

Foreign currency translation adjustments	(18)	(26)

Change in fair market value of derivative instruments	(132)	—

Comprehensive income	$8,225	$47,716

See Accompanying Notes to Consolidated Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended

	November 30,	November 30,
	2001	2000

Cash flows from operating activities:

Net income	$8,375	$47,742

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	43,930	30,570

Recognition of grant revenue	(507)	(210)

Deferred income taxes	2,856	7,739

Deferred interest on acquisition payments	615	—

Non-cash restructuring charges	12,338	—

Provision for doubtful accounts	8	391

Loss on sale of property	8	300

Changes in operating assets and liabilities:

Accounts receivable	67,832	(45,593)

Inventories	39,079	(163,966)

Prepaid expenses and other current assets	(9,816)	(9,559)

Other assets	6,110	(1,583)

Accounts payable and accrued expenses	(23,101)	65,993

Income taxes payable	5,325	7,196

Net cash provided by (used in) operating activities	153,052	(60,980)

Cash flows from investing activities:

Net cash paid for business acquisitions	(70,989)	—

Acquisitions of property, plant and equipment	(22,262)	(147,482)

Proceeds from sale of property and equipment	787	98

Net cash used in investing activities	(92,464)	(147,384)

Cash flows from financing activities:

Net proceeds from issuance of common stock	1,143	1,829

Proceeds from Scottish grant	—	—

Net cash provided by financing activities	1,143	1,829

Net increase (decrease) in cash and cash equivalents	61,731	(206,535)

Cash and cash equivalents at beginning of period	430,652	337,602

Cash and cash equivalents at end of period	$492,383	$131,067

See Accompanying Notes to Consolidated Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. for the year ended August 31, 2001. Operating results for the three month period ended November 30, 2001 are not necessarily an indication of the results that may be expected for the year ended August 31, 2002.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2001	2001

Finished goods	$45,053	$58,607

Work-in-process	62,891	58,555

Raw materials	297,720	314,337

	$405,664	$431,499

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

     Earnings Per Share

	Three Months Ended
	November 30,

	2001	2000

Numerator:

Net Income	$8,375	$47,742

Denominator:

Weighted-average shares – basic	197,012	190,526

Common shares issuable upon

exercise of stock options	2,503	8,381

Weighted average shares – diluted	199,515	198,907

Basic earnings per share	$0.04	$0.25

Diluted earnings per share	$0.04	$0.24

     For the quarter ended November 30, 2001 and 2000, options to purchase 3,248,614 and 16,341, respectively, shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. In addition, the calculation for the quarter ended November 30, 2001, did not include 8,406,960 common shares, issuable upon the conversion of the convertible subordinated notes as they would have been antidilutive.

Note 4. Segment Information

     The Company adopted the Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information in fiscal year 1999. Statement No. 131 establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker for resource allocation decisions and performance assessment.

     The Company derives its revenues from providing manufacturing services to major electronic OEM’s (“Original Equipment Manufacturers”) in various countries throughout the world. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments. Operating segments consist of four geographic regions – the United States, Latin America, Europe and Asia. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment process are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution.

Pre-tax operating contribution is defined as revenue less cost of revenue and selling, general and administrative expenses and does not include research and development, intangible amortization, acquisition and merger-related charges, write-off of goodwill, interest income, interest expense or income taxes.

     The following table sets forth segment information (in thousands):

	Three months ended November 30,

	2001	2000

Net revenue
United States	$402,555	$665,175

Europe	186,642	153,310

Asia	125,005	181,128

Latin America	219,143	224,019

Corporate	—	—

Intercompany Eliminations	(48,778)	(94,677)

	$884,567	$1,128,955

Depreciation expense	2001	2000

United States	$18,492	$16,837

Europe	7,303	3,775

Asia	5,858	1,493

Latin America	7,317	5,985

Corporate	2,118	1,703

	$41,088	$29,793

Segment income and reconciliation of income before income taxes	2001	2000

United States	$14,545	$47,652

Europe	10,569	9,309

Asia	15,325	15,759

Latin America	15,779	12,166

Corporate and non-recurring charges	(45,783)	(18,777)

Intercompany Eliminations	85	1,134

Income before income taxes	$10,520	$67,243

Capital expenditures	2001	2000

United States	$1,065	$62,339

Europe	12,936	17,735

Asia	3,211	20,390

Latin America	3,854	42,808

Corporate	1,196	4,210

	$22,262	$147,482

	As of	As of
	November 30,	August 31,
	2001	2001

Long-lived assets
United States	$293,157	$298,161

Europe	109,239	103,558

Asia	136,972	119,845

Latin America	174,689	178,293

Corporate	41,053	44,866

	$755,110	$744,723

Total assets
United States	$743,719	$738,421

Europe	477,391	490,496

Asia	373,787	414,022

Latin America	399,090	390,475

Corporate	369,866	324,164

	$2,363,853	$2,357,578

     Total restructuring costs of $14.1 million were charged against earnings during the first quarter of fiscal year 2002. Approximately $9.3 million, $4.7 million and $0.1 million of restructuring charges were incurred in the United States, Asia and Latin America, respectively during the first quarter of fiscal 2002.

     Foreign source revenue represented 58% of net revenue for the first quarter of fiscal 2002 compared to 47% for the same period of fiscal 2001. The increase in foreign source revenue was primarily attributable to the acquisition of facilities in England and Italy during the fourth quarter of fiscal 2001 and the production in our Chihuahua, Mexico facility, which was not operational for a full quarter in the first quarter of fiscal 2001.

Note 5. Commitments and Contingencies

     We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

Note 6. Restructuring

     During the third quarter of fiscal 2001, the Company implemented a restructuring program to reduce its cost structure due to the economic downturn. This restructuring program includes reductions in workforce, consolidation of facilities and the transition of certain facilities into new product introduction sites.

     During fiscal 2001, the Company charged $27.4 million of restructuring costs against earnings. These restructuring charges included employee severance and benefit costs related to the elimination of approximately 3,700 regular employees, costs related to lease commitments, fixed asset impairments and other restructuring costs.

     For the first quarter of fiscal 2002, the Company charged $14.1 million of restructuring costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $1.4 million, costs related to lease commitments of approximately $9.8 million, fixed asset impairments of approximately $2.7 million and $0.2 million of other restructuring costs.

     The employee severance and benefit portion of the Company’s restructuring charge is related to the elimination of approximately 855 employees during the first quarter of fiscal 2002, the majority of which were engaged in direct manufacturing activities in various facilities around the world. Lease restructuring costs consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities and the transition of certain facilities into new product introduction sites. The fixed asset impairment charge primarily results from a decision made in the first quarter of fiscal 2002 to dispose of an office building in Asia due to current macroeconomic conditions.

     The table below sets forth the significant components and activity related to restructuring during the first quarter of fiscal 2002:

	Liabilities at	Q1 Restructuring			Liabilities at
	August 31, 2001	Charge	Non-Cash Charge	Cash Payments	November 30, 2001

Employee Severance & Benefits	$972	$1,382	$—	$(2,158)	$196

Lease costs	3,887	9,791	—	(2,071)	11,607

Fixed asset impairment	—	2,766	(2,766)	—	—

Other	661	203	—	(209)	655

Total	$5,520	$14,142	$(2,766)	$(4,438)	$12,458

     The macroeconomic conditions facing the Company, and the EMS industry as a whole, have continued to deteriorate. The Company expects a slower recovery of its business due to the recessionary economy, continued telecommunications carrier spending cutbacks and aggressive inventory reductions by customers. As a result, the Company will consider plant re-sizing and additional reductions to the workforce during fiscal 2002 to reduce its cost structure.

Note 7. Goodwill and Purchased Intangible Assets

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, as well as under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001; however the Company has elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and did not recognize $2.5 million of goodwill amortization expense that would have been recognized in the first quarter of fiscal 2002 under the previous accounting standard.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the first quarter of fiscal 2001 (in thousands):

	Three Months Ended

	November 30, 2001	November 30, 2000

Reported net income	$8,375	$47,742

Adjustments:

Amortization of Goodwill	—	757

Income tax effect	—	(220)

Net Adjustments	—	537

Adjusted net income	$8,375	$48,279

Reported net income per share – basic	$0.04	$0.25

Adjusted net income per share – basic	$0.04	$0.25

Reported net income per share – diluted	$0.04	$0.24

Adjusted net income per share – diluted	$0.04	$0.24

     SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company will complete the transitional impairment test by the end of the second quarter of fiscal 2002. The Company will then be required to perform goodwill impairment tests on an annual basis. Under certain circumstances, Jabil may be required to test goodwill for impairment on a more frequent basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     The following tables present the Company’s total purchased intangible assets as of November 30, 2001, and August 31, 2001 (in thousands):

	Gross Carrying	Accumulated	Net
As of November 30, 2001	Amount	Amortization	Carrying Amount

Marconi purchased intangible assets	$55,034	$(2,880)	$52,154

Patents	800	(267)	533

Total	$55,834	$(3,147)	$52,687

	Gross Carrying	Accumulated
As of August 31, 2001	Amount	Amortization	Net Carrying Amount

Patents	$800	$(247)	$553

     The amortization expense on purchased intangible assets was $2.9 million for the first quarter of fiscal 2001 and $20 thousand for the same period of fiscal 2001.

     The estimated future amortization expense of purchased intangible assets, based on a preliminary third-party valuation of the Marconi acquisition, is as follows (in thousands):

Fiscal Year	Amount

2002 (remaining 9 months)	$7,071

2003	9,428

2004	9,428

2005	9,428

2006	9,428

Remaining	7,904

Total	$52,687

     The following table presents the changes in goodwill allocated to the reportable segments during the first quarter of fiscal 2002 (in thousands):

	Balance at August			Balance at November
Reportable Segment	31, 2001	Acquired	Adjustments	30, 2001

United States	$26,077	$9,321	$—	$35,398

Latin America	4,509	—	—	4,509

Europe	117,749	—	(48,940)	68,809

Asia	—	9,000	—	9,000

Total	$148,335	$18,321	$(48,940)	$117,716

     See Note 8 — “Business Combinations” for further discussion of the goodwill and purchased intangible assets acquired during the first quarter of fiscal 2002. The adjustments are due to the reclassification of the purchased intangibles based on the preliminary third-party valuation of the Marconi acquisition.

Note 8. Business Combinations

     During the second quarter of fiscal 2001, the Company entered into a business sale agreement with Marconi plc (“Marconi”) to purchase certain operations of its communications division located in the United States, England, Italy and Germany. The Company acquired these operations to boost its European profile, enhance its U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. On June 13, 2001, we consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $172 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $41.6 million and goodwill of approximately $67.1 million. On September 4, 2001 the Company completed the portion of the transaction related to the United States. The acquisition price of the United States portion was approximately $34 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $13.4 million and goodwill of approximately $9.3 million. The Company anticipates completing the German portion of the acquisition during fiscal 2002. Certain payments associated with the purchase will be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments will be made 24 and 36 months after the final close. These payments have been recorded based on the net present value discounted at 7 percent. Imputed interest is amortized over the term of the payments and is recorded as interest expense.

     On October 25, 2001 the Company closed a purchase agreement with Intel Corporation (“Intel”) to purchase certain operations located in Penang, Malaysia. The Company acquired these operations to expand its manufacturing technology in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $37 million. Based on management’s preliminary valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, and intangible assets, including goodwill. The Company is in the process of obtaining a third-party valuation, thus, the allocation of the purchase price is subject to adjustment. Management expects that a portion of the purchase price will be allocated to purchased intangible assets, with such assets requiring amortization. As the Company is unable to estimate the amount of purchased intangibles at this time, the entire $9 million excess of purchase price over the tangible net assets acquired has been allocated to goodwill as of November 30, 2001. As a result, no amortization expense related to this acquisition was recorded during the first quarter of fiscal 2002. The purchase price allocation will be adjusted during the second quarter of fiscal 2002. Funding for this acquisition was provided by current working capital. Simultaneous with the closing, we entered into a three-year product supply agreement to manufacture certain peripheral products for Intel.

     The unaudited consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

Note 9. UK Pension Plan

     During the first quarter of fiscal 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business purchase agreement with Marconi. The plan provides benefits based on final average earnings. Our policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as deemed appropriate. Plan assets are held in trust and consist mainly of common stock and fixed-income investments.

Note 10. New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flow. The Company will adopt Statement 143 beginning in the first quarter of its fiscal year ending August 31, 2003.

     Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flows. The Company will adopt Statement 144 beginning in the first quarter of its fiscal year ending August 31, 2003.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

     References in this report to “the Company”, “Jabil”, “we”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer’s industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully consummate acquisitions, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2001, any subsequent Reports on Form 10-Q and Form 8-K and other securities filings.

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

     Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net Revenue. Our net revenue for the first quarter of fiscal 2002 decreased 21.6% to $0.9 billion, from $1.1 billion in the first quarter of fiscal 2001. This decrease from the previous fiscal year was primarily due to decreased production of computing and storage, peripherals and networking products. Foreign source revenue represented 57.8% of net revenue for the first quarter of fiscal 2002 compared to 47.5% for the same period of fiscal 2001. The increase in foreign source revenue was primarily attributable to the acquisition of facilities in England and Italy during the fourth quarter of fiscal 2001 and the production in our Chihuahua, Mexico facility, which was not operational for a full quarter in the first quarter of fiscal 2001.

     Gross Margin. Gross margin decreased to 9.2% for the first quarter of fiscal 2002 from 9.9% for the same period of fiscal 2001 primarily due to lower capacity utilization in the United States, which was partially offset by an increase in the portion of manufacturing-based revenue, as compared to the same period of fiscal 2001. In absolute dollars, the margin decreased approximately $29.9 million versus the same period of fiscal 2001.

     Selling, General and Administrative. Selling, general and administrative expenses in the first quarter of fiscal 2002 increased to 5.6% of net revenue compared to 3.9% in the same period of the prior fiscal year, while increasing in absolute dollars from $44.1 million in the first quarter of fiscal 2001 to $49.6 million in the first quarter of fiscal 2002. The dollar increase was primarily due to expenses incurred at locations acquired or constructed after the first quarter of fiscal 2001 as well as increased information systems staff and other personnel to support the expansion of our business.

     Research and Development. Research and development expenses increased to 0.2% of net revenue for the first quarter of fiscal 2002 as compared to 0.1% for the same period of fiscal 2001. In absolute dollars, the expenses increased approximately $0.5 million versus the same period of fiscal 2001. Despite the current economic downturn, we continue to engage in research and development activities including design of circuit board assemblies and the related production process, development of new products and new failure analysis technologies.

     Amortization of Intangibles. Amortization of intangibles increased to 0.3% of net revenue in the first quarter of fiscal 2002, from $0.8 million to $2.8 million as compared to the same period of fiscal 2001. This dollar increase is primarily attributable to the increase in amortizable intangible assets resulting from the acquisitions of facilities in England, Italy and the United States during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

     We elected to early-adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. We will complete the transitional impairment test by the end of the second quarter of fiscal 2002. We will then be required to perform goodwill impairment tests on an annual basis. Under certain circumstances, we may be required to test goodwill for impairment on a more frequent basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding purchased intangibles, see Acquisitions and Expansion below, Note 7 - “Goodwill and Purchased Intangible Assets” and Note 8 — “Business Combinations” of the Notes to Consolidated Financial Statements.

     Acquisition and Merger-Related Charges. During the first quarter of fiscal 2002, we completed the acquisition of the United States portion of the Marconi plc acquisition (“Marconi acquisition”) and recorded non-recurring acquisition-related charges of $2.0 million ($1.3 million after-tax) consisting of professional fees and other integration costs. There were no acquisition-related charges recorded during the first quarter of fiscal 2001.

     Restructuring Charges. During the third quarter of fiscal 2001, we implemented a restructuring program to reduce our cost structure due to the economic downturn. This restructuring program includes reductions in workforce, consolidation of facilities and the transition of certain facilities into new product introduction sites.

     For the first quarter of fiscal 2002, we charged $14.1 million of restructuring costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $1.4 million, costs related to lease commitments of approximately $9.8 million, fixed asset impairments of approximately $2.7 million and $0.2 million of other restructuring costs.

     The employee severance and benefit portion of the restructuring charge is related to the elimination of approximately 855 employees during the first quarter of fiscal 2002, the majority of which were engaged in direct manufacturing activities in various facilities around the world. Lease restructuring costs consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities and the transition of certain facilities into new product introduction sites. The fixed asset impairment charge primarily results from a decision made in the first quarter of fiscal 2002 to dispose of an office building in Asia due to current macroeconomic conditions. For additional information regarding restructuring costs, see Note 6 – “Restructuring” of the Notes to Consolidated Financial Statements.

     The macroeconomic conditions facing the Company, and the EMS industry as a whole, have continued to deteriorate. We expect a slower recovery of our business due to the recessionary economy, continued telecommunications carrier spending cutbacks and aggressive inventory reductions by customers. As a result, Jabil will consider plant re-sizing and additional reductions to the workforce during fiscal 2002 to reduce its cost structure. Based on our preliminary evaluation, we expect to take additional restructuring charges in the second fiscal quarter of $10 million to $15 million.

     Interest Income. Interest income decreased to $2.2 million in the first quarter of fiscal 2002 from $2.5 million in the first quarter of fiscal 2001 as a result of decreased interest rates on cash deposits.

     Interest Expense. Interest expense increased approximately $2.4 million in the first quarter of fiscal 2002 to $2.8 million as compared to $0.4 million in the first quarter of fiscal 2001, as a result of our issuance of convertible notes during the third quarter of fiscal 2001 and imputed interest on deferred acquisition payments related to the Marconi acquisition.

     Income Taxes. Our effective tax rate decreased to 20.4% in the first quarter of fiscal 2002, from 29.0% for the same period of fiscal 2001. The tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

Acquisitions and Expansion

     The EMS industry has experienced rapid growth over the past several years as an increasing number of electronics companies have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisition of certain manufacturing facilities from Marconi plc in fiscal 2001. Electronics companies are turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our acquisition of GET Manufacturing, Inc. and Bull Information Technology during fiscal 2000. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland during fiscal 2000. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of potential future impairment write-downs of goodwill and the amortization of other intangible assets involved in any acquisitions, (5) possible adverse tax and accounting effects; (6) the diversion of management’s attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; (10) unforeseen difficulties in the acquired operations; and (11) the impact on us of any unionized work force we may acquire.

     During the second quarter of fiscal 2001, we entered into a business sale agreement with Marconi to purchase certain operations of its communications division located in the United States, England, Italy and Germany. We acquired these operations to boost our European profile, enhance our U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. On June 13, 2001, we consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $172 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $41.6 million and goodwill of approximately $67.1 million. On September 4, 2001, we completed the portion of the transaction related to the United States. The acquisition price of the United States portion was approximately $34 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $13.4 million and goodwill of approximately $9.3 million. We anticipate completing the German portion of the acquisition during fiscal 2002. Certain payments associated with the purchase will be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments will be made 24 and 36 months after the final close. These payments have been recorded based on the net present value discounted at 7 percent. Imputed interest is amortized over the term of the payments and is recorded as interest expense.

     On October 25, 2001, we closed a purchase agreement with Intel Corporation to purchase certain operations located in Penang, Malaysia. We acquired these operations to expand our manufacturing technology in the radio frequency access area, to broaden our relationship with Intel and to strategically expand our Asian manufacturing capability. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $37 million. Based on management’s preliminary valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, and intangible assets, including goodwill. We are in the process of obtaining a third-party valuation, thus, the allocation of the purchase price is subject to adjustment. Management expects that a portion of the purchase price will be allocated to purchased intangible assets, with such assets requiring amortization. As the Company is unable to estimate the amount of purchased intangibles at this time, the entire $9 million excess of purchase price over the tangible net assets acquired has been allocated to goodwill as of November 30, 2001. As a result, no amortization expense related to this acquisition was recorded during the first quarter of fiscal 2002. The purchase price allocation will be adjusted during the second quarter of fiscal 2002. Funding for this acquisition was provided by current working capital. Simultaneous with the closing, we entered into a three-year product supply agreement to manufacture certain peripheral products for Intel.

     The unaudited consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

     During this fiscal year, we continued the construction of a new manufacturing facility in Guangzhou, China that was begun in fiscal 2001.

Liquidity and Capital Resources

     At November 30, 2001, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and an asset-backed securitization program. We have committed line of credit facilities in place with a syndicate of banks that provide up to $750 million of working capital borrowing capacity, $500 million of which is provided under a three-year facility. An additional $250 million is available under a separate 364-day agreement. During the first quarter of fiscal 2002, we renewed our existing asset-backed securitization program with Bank One to provide for the sale of up to $100 million of eligible accounts receivables of certain U.S. plants. The agreement expires in May 2002. During the first quarter of fiscal 2002, we did not utilize our revolving credit facilities or the asset backed program.

     We generated $153 million of cash from operating activities for the three months ended November 30, 2001. This consisted primarily of $8.4 million of net income, $43.9 million of depreciation and amortization, $67.8 million from decreases in accounts receivable, $39.1 million from decreases in inventory and $12.3 million of non-cash restructuring charges, offset by $23.1 million of decreases in accounts payable and accrued expenses. The decreases in inventory and accounts payable were due to reduced levels of business during the first quarter of fiscal 2002 compared to the same period of fiscal 2001. As during the last half of fiscal 2001, we continued to experience reduced levels of demand from many of our customers in response to the general economic downturn. Inventory levels and purchases were decreased in line with new levels of expected demand. The decrease in accounts receivable balance was due to decreased revenue during the first quarter of fiscal 2002, accompanied by improved collections of outstanding balances.

     Net cash used in investing activities of $92.5 million for the three months ended November 30, 2001 consisted of our capital expenditures of $22.3 million for construction and equipment worldwide and cash paid of $71.0 million in the acquisition of certain assets of Marconi and Intel. Purchases of manufacturing and computer equipment were made to support our ongoing business. We also continued construction of a new manufacturing facility in Guangzhou, China to support our expected future capacity needs.

     Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. We believe that during fiscal year 2002, our capital expenditures will exceed $100 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our existing credit facilities, funds provided by our asset-backed securitization program and funds provided by operations, will be more than adequate to fund these capital expenditures and working capital requirements for fiscal 2002. Should we desire to consummate a significant amount of additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase our borrowings by accessing public or private debt and equity markets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the three months ended November 30, 2001. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our 2001 Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and is incorporated herein by reference.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     We are party to certain lawsuits in the ordinary course of business. We do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

Item 2: Changes in Securities

     None.

Item 3: Defaults Upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

     None.

Item 5: Other Information

     None.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.17	Amendment to Receivables Sales Agreement dated as of November 16, 2001, to Receivables Sales Agreement dated as of August 10, 2000, among Jabil Circuit Financial, Inc. as buyer and Jabil Circuit, Inc. and Jabil Circuit of Texas, LP as originators.

	10.18	Amendment to Receivables Purchase Agreement dated as of November 16, 2001, to Receivables Purchase Agreement dated as of August 10, 2000, among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as a sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.

(b)	Reports on Form 8-K.

On October 19, 2001, we filed a Current Report on Form 8-K reporting our adoption of a Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: January 11, 2002	By:	/s/ Timothy L. Main

Timothy L. Main President/CEO

Date: January 11, 2002	By:	/s/ Chris A. Lewis

Chris A. Lewis Chief Financial Officer