Form 10-Q
period 2002-02-28
JABIL CIRCUIT INC
filed 2002-04-12
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2002.

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

     As of March 29, 2002, there were 197,546,541 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	February 28,	August 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$643,344	$430,652
Accounts receivable, less allowance for doubtful accounts of $4,334 in 2002 and $4,411 in 2001	400,177	528,196
Inventories	348,391	431,499
Recoverable income taxes	49,394	4,622
Prepaid expenses and other current assets	36,985	33,997
Deferred income taxes	18,105	17,832

Total current assets	1,496,396	1,446,798
Property, plant and equipment, net	719,496	744,723
Intangible assets, net	177,084	148,888
Other assets	19,918	17,169

	$2,412,894	$2,357,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$8,333	$8,333
Accounts payable	363,746	392,181
Accrued expenses	113,318	104,261

Total current liabilities	485,397	504,775
Note payable and long-term debt, less current installments	361,667	361,667
Deferred income taxes	44,955	36,960
Deferred grant revenue	6,305	7,319
Other Liabilities	38,203	32,781

Total liabilities	936,527	943,502

Stockholders’ equity
Common stock	197	197
Additional paid-in capital	919,569	868,869
Retained earnings	557,408	545,331
Accumulated other comprehensive income	(807)	(321)

Total stockholders’ equity	1,476,367	1,414,076

	$2,412,894	$2,357,578

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended

	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001

Net revenue	$822,074	$1,211,175	$1,706,641	$2,340,130
Cost of revenue	748,582	1,102,737	1,551,541	2,120,219

Gross profit	73,492	108,438	155,100	219,911
Operating expenses:
Selling, general and administrative	49,732	46,892	99,335	90,972
Research and development	1,859	1,553	3,737	2,981
Amortization of intangibles	4,180	828	7,022	1,605
Acquisition and merger-related charges	546	843	2,557	843
Restructuring charges	10,446	—	24,588	—

Operating income	6,729	58,322	17,861	123,510
Interest income	(2,008)	(1,365)	(4,179)	(3,859)
Interest expense	3,465	2,320	6,248	2,759

Income before income taxes	5,272	57,367	15,792	124,610
Income taxes	1,570	16,641	3,715	36,142

Net income	$3,702	$40,726	$12,077	$88,468

Earnings per share:
Basic	$0.02	$0.21	$0.06	$0.46

Diluted	$0.02	$0.21	$0.06	$0.45

Common shares used in the calculations of earnings per share:
Basic	197,305	190,931	197,158	190,729

Diluted	201,348	198,326	200,856	198,617

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended

	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001

Net income	$3,702	$40,726	$12,077	$88,468
Other comprehensive income (loss):
Foreign currency translation adjustment	(279)	241	(297)	215
Change in fair market value of derivative instruments	(57)	—	(189)	—

Comprehensive income	$3,366	$40,967	$11,591	$88,683

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended

	February 28,	February 28,
	2002	2001

Cash flows from operating activities:
Net income	$12,077	$88,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,748	72,203
Recognition of grant revenue	(1,014)	(519)
Deferred income taxes	7,722	(8,641)
Accrued interest	1,220	—
Non-cash restructuring charges	13,746	—
Provision for doubtful accounts	(77)	465
(Gain)/loss on sale of property	(1,869)	1,224
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	128,096	(13,132)
Inventories	101,579	(154,198)
Prepaid expenses and other current assets	(2,971)	(10,899)
Other assets	(12,881)	(1,622)
Accounts payable and accrued expenses	(29,909)	55,382
Income taxes payable	(1,975)	(6,249)

Net cash provided by operating activities	303,492	22,482

Cash flows from investing activities:
Net cash paid for business acquisitions	(76,901)	—
Acquisition of property, plant and equipment	(36,395)	(228,983)
Proceeds from sale of property and equipment	14,593	1,670

Net cash used in investing activities	(98,703)	(227,313)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,903	7,425
Proceeds from Scottish grant	—	5,929

Net cash provided by financing activities	7,903	13,354

Net increase (decrease) in cash and cash equivalents	212,692	(191,477)
Cash and cash equivalents at beginning of period	430,652	337,602

Cash and cash equivalents at end of period	$643,344	$146,125

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. for the year ended August 31, 2001. Operating results for the three and six month period ended February 28, 2002 are not necessarily an indication of the results that may be expected for the year ended August 31, 2002.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	February 28,	August 31,
	2002	2001

Finished goods	$37,184	$58,607
Work-in-process	57,420	58,555
Raw materials	253,787	314,337

	$348,391	$431,499

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended

	February 28,		February 28,

	2002	2001	2002	2001

Numerator:
Net Income	$3,702	$40,726	$12,077	$88,468

Denominator:
Weighted-average shares – basic	197,305	190,931	197,158	190,729
Common shares issuable upon exercise of stock options	4,043	7,395	3,698	7,888

Weighted average shares – diluted	201,348	198,326	200,856	198,617

Basic earnings per share	$0.02	$0.21	$0.06	$0.46

Diluted earnings per share	$0.02	$0.21	$0.06	$0.45

     As of February 28, 2002 and 2001, options to purchase 892,611 and 759,846 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. In addition, the calculation for the three and six months ended February 28, 2002, did not include 8,406,960 common shares, issuable upon the conversion of the convertible subordinated notes as they would have been antidilutive. There was no effect on earnings per share or weighted average shares outstanding in the comparable periods of fiscal 2001 as the notes were not outstanding during those periods.

Note 4. Segment Information

     Jabil derives its revenues from providing manufacturing services to major electronic OEM’s (“Original Equipment Manufacturers”) in various countries throughout the world. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments. Operating segments consist of four geographic regions – the United States, Latin America, Europe and Asia. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment process are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and selling, general and administrative expenses and does not include research and development, intangible amortization, acquisition and merger-related charges, restructuring charges, interest income, interest expense or income taxes.

     The following table sets forth segment information (in thousands):

	Three months ended		Six months ended
	February 28,		February 28,

Net revenue	2002	2001	2002	2001

United States	$363,149	$720,846	$765,704	$1,386,021
Europe	131,410	130,599	318,052	283,909
Asia	157,442	190,926	282,447	372,054
Latin America	207,214	268,861	426,357	492,880
Intercompany Eliminations	(37,141)	(100,057)	(85,919)	(194,734)

	$822,074	$1,211,175	$1,706,641	$2,340,130

Depreciation expense	2002	2001	2002	2001

United States	$18,135	$18,822	$36,627	$35,659
Europe	8,024	4,475	15,327	8,250
Asia	6,075	8,570	11,933	10,063
Latin America	7,282	7,145	14,599	13,130
Corporate	2,122	1,790	4,240	3,496

	$41,638	$40,802	$82,726	$70,598

Segment income and
reconciliation of income
before income taxes	2002	2001	2002	2001

United States	$11,984	$39,460	$26,529	$87,368
Europe	11,707	7,249	22,276	16,558
Asia	13,036	15,289	28,361	31,048
Latin America	13,857	18,389	29,636	30,555
Corporate and non-operating charges	(45,325)	(24,705)	(91,108)	(43,741)
Intercompany Eliminations	13	1,685	98	2,822

Income before income taxes	$5,272	$57,367	$15,792	$124,610

Capital expenditures	2002	2001	2002	2001

United States	$6,354	$28,787	$7,419	$91,126
Europe	(373)	2,163	12,563	19,898
Asia	2,305	15,571	5,516	35,961
Latin America	4,307	28,988	8,161	71,796
Corporate	1,540	5,992	2,736	10,202

	$14,133	$81,501	$36,395	$228,983

	As of	As of
	February 28,	August 31,
	2002	2001

Long-lived assets
United States	$276,992	$298,161
Europe	107,007	103,558
Asia	123,216	119,845
Latin America	171,810	178,293
Corporate	40,471	44,866

	$719,496	$744,723

Total assets
United States	$670,752	$738,421
Europe	452,117	490,496
Asia	360,598	414,022
Latin America	348,492	390,475
Corporate	580,935	324,164

	$2,412,894	$2,357,578

     Total restructuring costs of $10.4 million and $24.6 million were charged against earnings during the second quarter and first six months of fiscal year 2002. Approximately $3.8 million, $3.2 million, $2.2 million and $1.2 million of restructuring costs were incurred in Asia, Europe, the United States and Latin America, respectively, during the second quarter of fiscal 2002, and $8.5 million, $3.2 million, $11.5 million and $1.4 million of restructuring costs were incurred in Asia, Europe, the United States and Latin America, respectively, during the first six months of fiscal year 2002. No restructuring charges were incurred during the second quarter and the first six months of fiscal 2001.

     Foreign source revenue represented 59% of net revenue for the second quarter and 58% for the first six months of fiscal 2002 compared to 48% for each of the comparable periods of fiscal 2001. The increase in the percentage of foreign source revenue was primarily attributable to the acquisition of facilities in England and Italy during the fourth quarter of fiscal 2001 and the production in the Chihuahua, Mexico facility, which was not fully operational in the first six months of fiscal 2001.

Note 5. Commitments and Contingencies

     Jabil is party to certain lawsuits in the ordinary course of business. Jabil does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations and cash flows.

Note 6. Restructuring

     Jabil implemented a restructuring program during the third quarter of fiscal 2001 to reduce its cost structure due to the economic downturn. This restructuring program included reductions in workforce, consolidation of facilities and the transition of certain facilities into new product introduction sites. The macroeconomic conditions facing Jabil, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. As a result, Jabil implemented an additional restructuring program during the second quarter of fiscal 2002 to further reduce its cost structure. This program includes reductions in workforce and additional consolidation of facilities.

     During fiscal 2001, Jabil charged $27.4 million of restructuring costs against earnings. These restructuring charges included employee severance and benefit costs related to the elimination of approximately 3,700 regular employees, costs related to lease commitments, fixed asset impairments and other restructuring costs.

     During fiscal 2002, Jabil charged restructuring costs against earnings of $10.4 million during the second quarter and $24.6 million for the six months ended February 28, 2002, respectively. For the second quarter of fiscal 2002, these restructuring charges included employee severance and benefit costs of approximately $5.8 million, costs related to lease commitments of approximately $1.1 million, fixed asset impairments of approximately $2.4 million and other restructuring costs of approximately $1.1 million. For the six months ended February 28, 2002, restructuring charges included employee severance and benefit costs of approximately $7.5 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $5.2 million and other restructuring costs of approximately $1.3 million.

     The employee severance and benefit costs included in the Company’s restructuring charge is related to the elimination of approximately 1,100 employees during the second quarter of fiscal 2002 and approximately 1,955 employees for the six months ended February 28, 2002. The majority of these employees were engaged in direct and indirect manufacturing activities in various facilities around the world. Costs related to lease commitments consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities. The fixed asset impairment charge primarily results from a decision made to vacate several smaller facilities in Asia due to current macroeconomic conditions.

     The table below sets forth the significant components and activity related to restructuring during the second quarter of fiscal 2002 (in thousands):

	Liabilities at	Q2 Restructuring			Liabilities at
	November 30, 2001	Charge	Non-Cash Charge	Cash Payments	February 28, 2002

Employee severance & benefits	$196	$5,805	$—	$(3,270)	$2,731
Lease costs	11,607	1,064	—	(1,499)	11,172
Fixed asset impairment	—	2,425	(2,425)	—	—
Other	655	1,152	—	(1,028)	779

Total	$12,458	$10,446	$(2,425)	$(5,797)	$14,682

     The table below sets forth the significant components and activity related to restructuring during the six months ended February 28, 2002 (in thousands):

		Fiscal 2002
	Liabilities at	Restructuring			Liabilities at
	August 31, 2001	Charge	Non-Cash Charge	Cash Payments	February 28, 2002

Employee severance & benefits	$972	$7,465	$—	$(5,706)	$2,731
Lease costs	3,887	10,578	—	(3,293)	11,172
Fixed asset impairment	—	5,191	(5,191)	—	—
Other	661	1,354	—	(1,236)	779

Total	$5,520	$24,588	$(5,191)	$(10,235)	$14,682

Note 7. Goodwill and Purchased Intangible Assets

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination shall be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

     SFAS 142 is effective for fiscal years beginning after December 15, 2001. However the Company has elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and did not recognize $3.2 million and $6.3 million of goodwill amortization expense that would have been recognized in the three and six months ended February 28, 2002, respectively, under the previous accounting standard.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and six months ended February 28, 2001 (in thousands, except per share data):

	Three months ended		Six months ended

	February 28, 2002	February 28, 2001	February 28, 2002	February 28, 2001

Reported net income	$3,702	$40,726	$12,077	$88,468
Adjustments:
Amortization of Goodwill	—	808	—	1,565
Income tax effect	—	(234)	—	(454)

Net Adjustments	—	574	—	1,111

Adjusted net income	$3,702	$41,300	$12,077	$89,579

Reported net income per share – basic	$0.02	$0.21	$0.06	$0.46

Adjusted net income per share – basic	$0.02	$0.22	$0.06	$0.47

Reported net income per share – diluted	$0.02	$0.21	$0.06	$0.45

Adjusted net income per share – diluted	$0.02	$0.21	$0.06	$0.45

     SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. Jabil completed the transitional impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of the date of adoption. Jabil is required to perform goodwill impairment tests on an annual basis. Under certain circumstances, Jabil may be required to test goodwill for impairment on a more frequent basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

       The following tables present Jabil’s total purchased intangible assets, based on preliminary third-party valuations, as of February 28, 2002, and August 31, 2001 (in thousands):

	Gross Carrying	Accumulated
As of February 28, 2002	Amount	Amortization	Net Carrying Amount

Marconi purchased intangible assets	$42,864	$(6,061)	$36,803
Intel purchased Intangible assets	8,152	(906)	7,246
Patents	800	(287)	513

Total	$51,816	$(7,254)	$44,562

	Gross Carrying	Accumulated
As of August 31, 2001	Amount	Amortization	Net Carrying Amount

Patents	$800	$(247)	$553

     The amortization expense on purchased intangible assets was $4.2 million and $7.0 million for the three months and six months ended February 28, 2002, respectively, as compared to $20 thousand and $40 thousand for the comparable periods of fiscal 2001.

     The estimated future amortization expense of purchased intangible assets, based on preliminary third-party valuations of the Marconi and Intel acquisitions, is as follows (in thousands):

Fiscal Year	Amount

2002 (remaining 6 months)	$6,936
2003	13,871
2004	13,871
2005	9,447
2006	284
Remaining	153

Total	$44,562

     The following table presents the changes in goodwill allocated to the reportable segments during the six months ended February 28, 2002 (in thousands):

	Balance at August			Balance at February
Reportable Segment	31, 2001	Acquired	Adjustments	28, 2002

United States	$26,077	$13,114	$—	$39,191
Latin America	4,509	—	—	4,509
Europe	117,749	—	(30,349)	87,400
Asia	—	1,422	—	1,422

Total	$148,335	$14,536	$(30,349)	$132,522

     See Note 8 — “Business Combinations” for further discussion of the goodwill and purchased intangible assets acquired during the six months ended February 28, 2002. The adjustments are due to the reclassification of goodwill to purchased intangibles based on the preliminary third-party valuation of the Marconi acquisition.

Note 8. Business Combinations

     During the second quarter of fiscal 2001, Jabil entered into a business sale agreement with Marconi plc (“Marconi”) to purchase certain operations of its communications division located in the United States, England, Italy and Germany. Jabil entered into this agreement to enhance its European profile, enhance its U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. On June 13, 2001, Jabil consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $177 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $33.0 million and goodwill of approximately $74.2 million. On September 4, 2001, Jabil completed the portion of the transaction related to the United States. The acquisition price of the United States portion was approximately $34 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $9.8 million and goodwill of approximately $12.9 million. Certain payments associated with the purchase will be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments will be made 24 and 36 months after the final close. These payments have been recorded based on the net present value discounted at 7 percent. Imputed interest is amortized over the term of the payments and is recorded as interest expense. Jabil and Marconi are currently reassessing the German portion of the acquisition in light of the current economic environment.

     On October 25, 2001, Jabil closed a purchase agreement with Intel Corporation (“Intel”) to purchase certain operations located in Penang, Malaysia. Jabil acquired these operations to expand its manufacturing technology in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $37 million. Based on a preliminary third party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. Funding for this acquisition was provided by current working capital.

     The unaudited consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

Note 9. U.K. Pension Plan

     During the first quarter of fiscal 2002, Jabil established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business purchase agreement with Marconi. The plan provides benefits based on final average earnings. Jabil’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as deemed appropriate. Plan assets are held in trust and consist mainly of common stock and fixed-income investments. The plan does not hold any Jabil stock.

Note 10. New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 relates to the accounting for the obligations associated with the retirement of long-lived assets. Jabil is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flow. Jabil will adopt Statement 143 beginning in the first quarter of its fiscal year ending August 31, 2003.

     Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets. Statement 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. Jabil is currently reviewing this statement and the impact of its adoption on its financial position, results of operations and cash flows. Jabil will adopt Statement 144 beginning in the first quarter of its fiscal year ending August 31, 2003.

Note 11. Planned Acquisitions

     On February 27, 2002, Jabil entered into an agreement in principle with Compaq Computer Corporation (“Compaq”) to negotiate in good faith the purchase of certain of Compaq’s operations located in Ayr, Scotland. This acquisition is subject to the negotiation and execution of definitive agreements, satisfactory completion of all due diligence, the approval of the Jabil and Compaq boards of directors, satisfactory consultation with Compaq employees, obtaining necessary governmental approvals and the satisfaction of other terms and conditions. Jabil intends to acquire these operations to broaden its participation in the high-end server sector and to enhance its European profile. Simultaneous with the closing, Jabil will enter into a supply agreement with Compaq, subject to negotiation of a definitive agreement containing certain terms set forth in the agreement in principle, including an initial term of three years, which shall designate Jabil as the sole and exclusive manufacturer of current and future Ayr-manufactured server product sub-assemblies. There is no assurance that Jabil will successfully negotiate definitive agreements for this transaction, or, if so, that Jabil will ultimately consummate the acquisition.

     On March 7, 2002, Jabil entered into a memorandum of understanding with Alcatel Business Systems (“Alcatel”) to negotiate in good faith with the intention of executing certain definitive agreements for the purchase of certain of Alcatel’s operations in Brest, France. This memorandum of understanding is subject to consultation with Alcatel’s workers council. The acquisition is further subject to obtaining all regulatory and governmental approvals, the negotiation and execution of definitive agreements and the approval of the Jabil and Alcatel boards of directors. Jabil intends to acquire these operations in an effort to solidify its manufacturing relationship with Alcatel and to broaden its advanced system integration and test services and to further broaden its European profile. Simultaneous with the closing, Jabil will enter into a supply agreement with Alcatel, subject to negotiation of a definitive agreement that includes terms and conditions set forth in the memorandum of understanding, including a three year term, to manufacture certain communication systems products. There is no assurance that Jabil will successfully negotiate definitive agreements for this transaction, or, if so, that Jabil will ultimately consummate the acquisition.

     On March 25, 2002, Jabil entered into an oral agreement in principle with Valeo to purchase certain operations in Meung-sur-Loire, France and Wemding, Germany. This acquisition is subject to satisfactory consultation with Valeo’s employees and other terms and conditions, including the negotiation and execution of definitive agreements. Jabil intends to acquire these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the proposed transaction, Valeo will also transfer electronics manufacturing production from its Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico to the Jabil Automotive Group operations in Chihuahua, Mexico. Simultaneous with the closing, Jabil will enter into a supply agreement with Valeo, subject to negotiation of a definitive agreement that includes terms and conditions contained in the agreement in principle, including a three year term, to manufacture a broad base of automotive electronic and integrated systems. There is no assurance that Jabil will successfully negotiate definitive agreements for this transaction, or, if so, that Jabil will ultimately consummate the acquisition.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

     References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer’s industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, including our proposed acquisitions of facilities owned by Compaq, Alcatel and Valeo, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2001, any subsequent Reports on Form 10-Q and Form 8-K and other securities filings.

     All forward-looking statements included in this Report on Form 10-Q are made only as of the date of this Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents, if any, that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable in the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We maintain an allowance for doubtful accounts related to receivables not expected to be collected from our customers. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer. If there is an adverse change in the financial condition of our customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

     We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. Management regularly assesses estimated inventory valuations based on current and forecasted usage and any other lower of cost or market considerations.

     We have recorded intangible assets, including goodwill based on third-party valuations, in connection with business combinations. Estimated useful lives of amortizable intangible assets are determined by management based on assessment of the period over which the asset is expected to contribute to future cash flows and impacts the amount allocable to goodwill. In accordance with FAS 142, which Jabil early adopted effective September 1, 2001, we will perform impairment tests on an annual basis. Under certain circumstances, Jabil may be required to test goodwill for impairment on a more frequent basis. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

Results of Operations

     Net Revenue. Our net revenue for the second quarter and first six months of fiscal 2002 decreased 32.1% and 27.1% to $0.8 billion and $1.7 billion, respectively, from $1.2 billion and $2.3 billion in the second quarter and first six months of fiscal 2001, respectively. This decrease from the previous fiscal year was primarily due to decreased production of computing and storage, peripherals and networking products. Foreign source revenue represented 59.0% and 58.4% of net revenue for the second quarter and first six months of fiscal 2002, respectively, compared to 47.8% and 47.6% for the same periods of fiscal 2001. The increase in foreign source revenue was primarily attributable to the acquisitions in England and Italy during the fourth quarter of fiscal 2001 and the production in our Chihuahua, Mexico facility, which was not fully operational in the first six months of fiscal 2001.

     Gross Margin. Gross margin decreased to 8.9% and 9.1% for the second quarter and first six months of fiscal 2002, respectively, from 9.0% and 9.4% for the same periods of fiscal 2001, primarily due to lower capacity utilization in the United States, which was partially offset by an increase in the portion of manufacturing based revenue, as compared to the same period of fiscal 2001. In absolute dollars, the margin decreased approximately $34.9 million and $64.8 million versus the same periods of fiscal 2001.

     Selling, General and Administrative. Selling, general and administrative expenses in the second quarter and first six months of fiscal 2002 increased to 6.0% and 5.8%, respectively, of net revenue compared to 3.9% in both the second quarter and first six months of the prior fiscal year, while increasing in absolute dollars from $46.9 million in the second quarter of fiscal 2001 to $49.7 million in the second quarter of fiscal 2002. Year to date selling, general and administrative expenses as of the end of the second quarter of fiscal 2002 increased from $91.0 million to $99.3 million compared to the comparable period of fiscal 2001. These increases were primarily due to expenses incurred at locations acquired or constructed after the second quarter of fiscal 2001.

     Research and Development. Research and development expenses increased to 0.2% of net revenue for the second quarter and first six months of fiscal 2002 as compared to 0.1% for the same periods of fiscal 2001. In absolute dollars, the expenses increased approximately $0.3 million and $0.8 million versus the same periods of fiscal 2001. Despite the current economic downturn, we continue to engage in research and development activities including design of circuit board assemblies and the related production process, development of new products and new failure analysis technologies.

     Amortization of Intangibles. Amortization of intangibles increased to 0.5% and 0.4% of net revenue in the second quarter and first six months of fiscal 2002, respectively, from $0.8 million and $1.6 million to $4.2 million and $7.0 million as compared to the same periods of fiscal 2001. This increase is primarily attributable to the increase in amortizable intangible assets resulting from the acquisitions in England, Italy, Malaysia and the United States during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

     We elected to early-adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. We completed the transitional impairment test during the second quarter of fiscal 2002 and determined that there was no impairment of these assets. We will be required to perform goodwill impairment tests on an annual basis beginning in fiscal year 2002. Under certain circumstances, we may be required to test goodwill for impairment on a more frequent basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding purchased intangibles, see Acquisitions and Expansion below, Note 7 — “Goodwill and Purchased Intangible Assets” and Note 8 — “Business Combinations” of the Notes to Consolidated Financial Statements.

     Acquisition and Merger-Related Charges. During the second quarter of fiscal 2002, we incurred $0.5 million ($0.3 million after-tax) of expenses related to the acquisition of the United States portion of the Marconi plc acquisition (“Marconi acquisition”) consisting of professional fees and other integration costs. During the first six months of fiscal 2002, we incurred charges of $2.6 million ($1.6 million after-tax) related to this acquisition. There were $0.8 million ($0.6 million after-tax) of acquisition-related charges recorded during the second quarter and first six months of fiscal 2001.

     Restructuring Charges. During the third quarter of fiscal 2001, we implemented a restructuring program to reduce our cost structure due to the economic downturn. This restructuring program included reductions in workforce, consolidation of facilities and the transition of certain facilities into new product introduction sites. The macroeconomic conditions facing us, and the EMS industry as a whole, continued to deteriorate during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. As a result, we implemented an additional restructuring program during the second quarter of fiscal 2002 to further reduce our cost structure. This program includes reductions in workforce and additional consolidation of facilities.

     During fiscal 2002, we charged restructuring costs against earnings of $10.4 million during the second quarter and $24.6 million for the six months ended February 28, 2002, respectively. For the second quarter of fiscal 2002, these restructuring charges included employee severance and benefit costs of approximately $5.8 million, costs related to lease commitments of approximately $1.1 million, fixed asset impairments of approximately $2.4 million and other restructuring costs of approximately $1.1 million. For the six months ended February 28, 2002, restructuring charges included employee severance and benefit costs of approximately $7.5 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $5.2 million and other restructuring costs of approximately $1.3 million.

     The employee severance and benefit costs included in our restructuring charge is related to the elimination of approximately 1,100 employees during the second quarter of fiscal 2002 and approximately 1,955 employees for the six months ended February 28, 2002. The majority of these employees were engaged in direct and indirect manufacturing activities in various facilities around the world. Costs related to lease commitments consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities. The fixed asset impairment charge primarily results from a decision made to vacate several smaller facilities in Asia due to current macroeconomic conditions. For additional information regarding restructuring costs, see Note 6 – “Restructuring” of the Notes to Consolidated Financial Statements.

     Interest Income. Interest income increased to $2.0 million in the second quarter of fiscal 2002 from $1.4 million in the second quarter of fiscal 2001 as a result of increased levels of cash. For the first six months of fiscal 2002, interest income increased to $4.2 million from $3.9 million in the first six months of fiscal 2001. The increase was due to higher cash balances during fiscal 2002, but was tempered by lower interest yields.

     Interest Expense. Interest expense increased approximately $1.2 million in the second quarter of fiscal 2002 to $3.5 million as compared to $2.3 million in the second quarter of fiscal 2001, as a result of our issuance of convertible notes during the third quarter of fiscal 2001 and imputed interest on deferred acquisition payments related to the Marconi acquisition. Interest expense for the first six months of fiscal 2002 also increased approximately $3.5 million to $6.2 million as compared to $2.7 million in the same period of fiscal 2001 for these reasons.

     Income Taxes. Our effective tax rate increased to 29.8% and decreased to 23.5% in the second quarter and first six months of fiscal 2002, respectively, from 29.0% in each of the second quarter and first six months of fiscal 2001. The tax rate is predominantly a function of the mix of domestic versus international income from operations. As the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary. Such tax holidays are subject to conditions with which we expect to continue to comply. In addition to the increase in foreign source income, the effective tax rate for the first six months of fiscal 2002, as compared to the same period of fiscal 2001, decreased due to the mix of the effective tax rates in the tax jurisdictions in which our restructuring, acquisition and merger-related charges were incurred and the tax treatment of the amortization of intangibles in each jurisdiction.

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

Acquisitions and Expansion

     The EMS industry has experienced rapid growth over the past several years as an increasing number of electronics companies have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisitions from Marconi plc in fiscal 2001 and 2002. Electronics companies are turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our merger with GET Manufacturing, Inc. and acquisition of Bull Information Technology during fiscal 2000. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, similar to our acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland during fiscal 2000. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of potential future impairment write-downs of goodwill and the amortization of other intangible assets involved in any acquisitions; (5) possible adverse tax and accounting effects; (6) the diversion of management’s attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

(8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; (10) unforeseen difficulties in the acquired operations; (11) the impact on us of any unionized work force we may acquire; and (12) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues.

     During the second quarter of fiscal 2001, we entered into a business sale agreement with Marconi to purchase certain operations of its communications division located in the United States, England, Italy and Germany. We entered into this agreement to enhance our European profile, enhance our U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. During the fourth quarter of fiscal 2001, we consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $177 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $33.0 million and goodwill of approximately $74.2 million. During the first quarter of fiscal 2002, we completed the portion of the transaction related to the United States. The acquisition price of the United States portion was approximately $34 million and is accounted for under the purchase method of accounting. Based on a preliminary third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $9.8 million and goodwill of approximately $12.9 million. Certain payments associated with the purchase will be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments will be made 24 and 36 months after the final close. These payments have been recorded based on the net present value discounted at 7 percent. Imputed interest is amortized over the term of the payments and is recorded as interest expense. Jabil and Marconi are currently reassessing the German portion of the acquisition in light of the current economic environment.

     On October 25, 2001, we closed a purchase agreement with Intel Corporation to purchase certain operations located in Penang, Malaysia. We acquired these operations to expand our manufacturing technology in the radio frequency access area, to broaden our relationship with Intel and to strategically expand our Asian manufacturing capability. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $37 million. Based on a preliminary third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. Simultaneous with the closing, we entered into a three-year product supply agreement to manufacture certain peripheral products for Intel.

     The unaudited consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

     On February 27, 2002, we entered into an agreement in principle with Compaq to negotiate in good faith the purchase of certain of Compaq’s operations located in Ayr, Scotland. This acquisition is subject the negotiation and execution of definitive agreements, satisfactory completion of all due diligence, the approval of the Jabil and Compaq boards of directors, satisfactory consultation with Compaq employees, obtaining necessary governmental approvals and the satisfaction of other terms and conditions. We intend to acquire these operations to broaden our participation in the high-end server sector and to boost our European profile. Simultaneous with the closing, we will enter into a supply agreement with Compaq, subject to negotiation of a definitive agreement containing certain terms set forth in the agreement in principle, including an initial term of three years, which shall designate Jabil as the sole and exclusive manufacturer of current and future Ayr-manufactured server product sub-assemblies. We expect to fund this acquisition with current working capital. There is no assurance that we will successfully negotiate definitive agreements for this transaction, or, if so, that we will ultimately consummate the acquisition.

     On March 7, 2002, we entered into a memorandum of understanding with Alcatel to negotiate in good faith with the intention of executing certain definitive agreements for the purchase of certain of Alcatel’s operations in Brest, France. This memorandum of understanding is subject to consultation with Alcatel’s workers council. The acquisition is further subject to obtaining all regulatory and governmental approvals, the negotiation and execution of definitive agreements and the approval of the Jabil and Alcatel boards of directors. We intend to acquire these operations in an effort to solidify its manufacturing relationship with Alcatel and to broaden our advanced system integration and test services and to further broaden our European profile. Simultaneous with the closing, we will enter into a supply agreement with Alcatel, subject to negotiation of a definitive agreement that includes terms and conditions set forth in the memorandum of understanding, including a three year term, to manufacture certain communication systems products. We expect to fund this acquisition with current working capital. There is no assurance that we will successfully negotiate definitive agreements for this transaction, or, if so, that we will ultimately consummate the acquisition.

     On March 25, 2002, we entered into an oral agreement in principle with Valeo to purchase certain operations in Meung-sur-Loire, France and Wemding, Germany. This acquisition is subject to satisfactory consultation with Valeo’s employees and other terms and conditions, including the negotiation and execution of definitive agreements. We intend to acquire these operations in an effort to broaden our base of manufacturing for the automotive industry in Europe. As part of the proposed transaction, Valeo will also transfer electronics manufacturing production from its Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico to the Jabil Automotive Group operations in Chihuahua, Mexico. Simultaneous with the closing, we will enter into a supply agreement with Valeo, subject to negotiation of a definitive agreement that includes terms and conditions contained in the agreement in principle, including a three year term, to manufacture a broad base of automotive electronic and integrated systems. We expect to fund this acquisition with current working capital. There is no assurance that we will successfully negotiate definitive agreements for this transaction, or, if so, that we will ultimately consummate the acquisition.

     During this fiscal year, we continued the construction of a new manufacturing facility in Guangzhou, China that was begun in fiscal 2001.

Liquidity and Capital Resources

     At February 28, 2002, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and an asset-backed securitization program. We have committed line of credit facilities in place with a syndicate of banks that provide up to $750 million of working capital borrowing capacity, $500 million of which is provided under a three-year facility. An additional $250 million is available under a separate 364-day agreement, which expires in May 2002. We are currently in the process of renewing our 364-day agreement. During the first quarter of fiscal 2002, we renewed our existing asset-backed securitization program with Bank One to provide for the sale of up to $100 million of eligible accounts receivables of certain U.S. plants. The agreement expires in May 2002. During the second quarter of fiscal 2002, we did not utilize our revolving credit facilities or the asset backed securitization program.

     We generated $303 million of cash from operating activities for the six months ended February 28, 2002. This consisted primarily of $12.1 million of net income, $89.7 million of depreciation and amortization, $128.1 million from decreases in accounts receivable, $101.6 million from decreases in inventory and $13.7 million of non-cash restructuring charges, offset by $30.0 million of decreases in accounts payable and accrued expenses and $12.9 million of increases in other assets. The decreases in inventory and accounts payable were due to reduced levels of business during the first six months of fiscal 2002 compared to the same period of fiscal 2001. Consistent with the last half of fiscal 2001, we continued to experience reduced levels of demand from many of our customers in response to the general economic downturn. Inventory levels and purchases were decreased in line with new levels of expected demand. The decrease in the accounts receivable balance was due to decreased revenue during the first six months of fiscal 2002, accompanied by improved collections of outstanding balances.

     Net cash used in investing activities of $98.7 million for the six months ended February 28, 2002. This consisted of our capital expenditures of $36.4 million for construction and equipment worldwide and cash paid of $76.9 million in the acquisition of certain assets of Marconi and Intel offset by proceeds from the sales of property and equipment of $14.6 million. Purchases of manufacturing and computer equipment were made to support our ongoing business. We also continued construction of a new manufacturing facility in Guangzhou, China to support our expected future capacity needs.

     Over the past several years, we have experienced significant growth. As a result, we have used cash to finance increases in our inventory and accounts receivable. We believe that during the next twelve months, our capital expenditures will exceed $110 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our existing credit facilities, and funds provided by operations, will be more than adequate to fund these capital expenditures and working capital requirements for the next twelve months. Funding for the Compaq, Alcatel and Valeo acquisitions discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Expansion” is expected to be provided by current working capital. Should we desire to consummate a significant amount of additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available our borrowings under our credit facilities or access public or private debt and equity markets.

     Jabil’s contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements are summarized below. Jabil does not participate in, or secure financing for any unconsolidated limited purpose entities.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable and long-term debt	370,000	8,333	16,667	—	345,000
Operating leases	162,943	28,466	43,241	31,095	60,141
Other long-term obligations	45,000	10,000	35,000	—	—

Total contractual cash obligation	$577,943	$46,799	$94,908	$31,095	$405,141

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the six months ended February 28, 2002. Market risk information is contained under the caption “Quantitative And

     Qualitative Disclosures About Market Risk” of our 2001 Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and is incorporated herein by reference.

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

     None.

Item 3: Defaults Upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders, held on January 24, 2002, the following proposals were voted upon by the shareholders as indicated below:

     1.     To elect the board of directors

	Number of Shares

	For	Withheld

William D. Morean	162,884,817	12,497,337
Thomas A. Sansone	162,241,082	9,141,072
Timothy L. Main	144,320,954	31,061,200
Lawrence J. Murphy	166,245,029	9,137,125
Mel S. Lavitt	166,242,889	9,139,265
Steven A. Raymund	166,951,207	8,430,947
Frank A. Newman	166,939,243	8,442,911

     2.     To approve the Company’s 2002 Employee Stock Purchase Plan

For	Against	Abstain

174,203,855	1,096,787	81,512

     3.     To approve the Company’s 2002 Employee Stock Incentive Plan

For	Against	Abstain

120,986,806	54,274,200	121,148

     4.     To ratify the selection of KPMG LLP as independent auditors for the Company.

For	Against	Abstain

174,078,033	1,238,341	65,780

Item 5: Other Information

     None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits — None

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended February 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: April 12, 2002	By:	/s/ Timothy L. Main Timothy L. Main President/CEO

Date: April 12, 2002	By:	/s/ Chris A. Lewis Chris A. Lewis Chief Financial Officer