Form 10-Q
period 2002-03-31
JABIL CIRCUIT INC
filed 2002-07-12
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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

Yes [X]                 No [  ]

     As of July 5, 2002, there were 197,639,283 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 31,	August 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$658,691	$430,652
Cash in escrow	99,926	—
Accounts receivable, less allowance for doubtful accounts of $4,423 in 2002 and $4,411 in 2001	349,261	528,196
Inventories	325,318	431,499
Recoverable income taxes	49,188	4,622
Prepaid expenses and other current assets	39,877	33,997
Deferred income taxes	18,946	17,832

Total current assets	1,541,207	1,446,798
Property, plant and equipment, net	691,688	744,723
Intangible assets, net	176,284	148,888
Other assets	19,007	17,169

	$2,428,186	$2,357,578

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of long-term debt	$8,333	$8,333
Accounts payable	369,631	392,181
Accrued expenses	106,077	104,261

Total current liabilities	484,041	504,775
Notes payable and long-term debt, less current installments	353,333	361,667
Deferred income taxes	44,988	36,960
Deferred grant revenue	5,861	7,319
Other liabilities	41,602	32,781

Total liabilities	929,825	943,502

Stockholders’ equity
Common stock	197	197
Additional paid-in capital	920,262	868,869
Retained earnings	578,214	545,331
Accumulated other comprehensive income	(312)	(321)

Total stockholders’ equity	1,498,361	1,414,076

	$2,428,186	$2,357,578

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended

	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

Net revenue	$850,602	$1,046,464	$2,557,243	$3,386,594
Cost of revenue	766,737	956,199	2,318,278	3,076,418

Gross profit	83,865	90,265	238,965	310,176

Operating expenses:
Selling, general and administrative	49,404	46,009	148,739	136,981
Research and development	2,074	1,737	5,811	4,718
Amortization of intangibles	3,467	821	10,489	2,426
Acquisition-related charges	1,068	3,770	3,625	4,613
Restructuring charges	—	15,558	24,588	15,558

Operating income	27,852	22,370	45,713	145,880

Interest income	(3,073)	(2,086)	(7,252)	(5,945)
Interest expense	3,766	468	10,014	3,227

Income before income taxes	27,159	23,988	42,951	148,598

Income tax expense	6,353	5,180	10,068	41,322

Net income	$20,806	$18,808	$32,883	$107,276

Earnings per share:
Basic	$0.11	$0.10	$0.17	$0.56

Diluted	$0.10	$0.09	$0.16	$0.54

Common shares used in the calculations of earnings per share:
Basic	197,481	191,234	197,239	190,801

Diluted	200,997	198,101	200,863	199,748

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended

	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

Net income	$20,806	$18,808	$32,883	$107,276

Other comprehensive income (loss):
Foreign currency translation adjustment	444	(397)	147	(182)
Change in fair market value of derivative instruments	51	(73)	(138)	(73)

Comprehensive income	$21,301	$18,338	$32,892	$107,021

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended

	May 31, 2002	May 31, 2001

Cash flows from operating activities:
Net income	$32,883	$107,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138,358	111,475
Recognition of grant revenue	(1,458)	(1,026)
Deferred income taxes	6,914	8,132
Accrued interest on deferred acquisition payments	2,096	—
Non-cash restructuring charges	13,746	5,748
Increase in provision for doubtful accounts	611	878
(Gain)loss on sale of property	(1,930)	2,403
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	178,324	(17,584)
Inventories	124,652	(52,502)
Prepaid expenses and other current assets	(5,863)	(11,738)
Other assets	(3,529)	(9,380)
Accounts payable and accrued expenses	(35,996)	(84,356)
Income taxes payable	(1,769)	(22,345)

Net cash provided by operating activities	447,039	36,981

Cash flows from investing activities:
Net cash paid for business acquisitions	(80,331)	—
Net cash held in escrow for business acquisitions	(99,926)	—
Acquisition of property, plant and equipment	(50,800)	(270,337)
Proceeds from sale of property and equipment	11,795	2,174

Net cash used in investing activities	(219,262)	(268,163)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	345,000
Payments of long term debt	(8,334)	(8,333)
Net proceeds from issuance of common stock under option and employee purchase plans	8,596	8,442
Proceeds from Scottish grant	—	5,929

Net cash provided by financing activities	262	351,038

Net increase in cash and cash equivalents	228,039	119,856
Cash and cash equivalents at beginning of period	430,652	337,602

Cash and cash equivalents at end of period	$658,691	$457,458

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. for the year ended August 31, 2001. Operating results for the three and nine month period ended May 31, 2002 are not necessarily an indication of the results that may be expected for the year ended August 31, 2002.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	May 31,	August 31,
	2002	2001

Finished goods	$34,859	$58,607
Work-in-process	54,005	58,555
Raw materials	236,454	314,337

	$325,318	$431,499

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended

	May 31,		May 31,
	2002	2001	2002	2001

Numerator:
Net Income	$20,806	$18,808	$32,883	$107,276

Denominator:
Weighted-average shares – basic	197,481	191,234	197,239	190,801
Dilutive common shares issuable upon exercise of stock options	3,516	6,867	3,624	8,023
Dilutive common shares issuable upon conversion of convertible notes	—	—	—	924

Weighted average shares – diluted	200,997	198,101	200,863	199,748

Basic earnings per share	$0.11	$0.10	$0.17	$0.56

Diluted earnings per share	$0.10	$0.09	$0.16	$0.54

     For the three-month and nine-month periods ended May 31, 2002, options to purchase 3,112,135 and 3,098,795 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive. For the three-month and nine-month periods ended May 31, 2001, 803,227 and 534,852 options, respectively, were excluded for the same reason.

     In addition, the calculation for the three and nine months ended May 31, 2002, did not include 8,406,960 common shares, issuable upon the conversion of the convertible subordinated notes as they would have been antidilutive. The calculation for the three months ended May 31, 2001, did not include 2,741,400 weighted-average common shares, issuable upon the conversion of the convertible subordinated notes, as they would have been antidilutive. However, 923,842 weighted-average common shares were included in the calculation for the nine months ended May 31, 2001, as their effect was dilutive.

Note 4. Segment Information

     Jabil derives its revenues from providing manufacturing services to major electronic OEM’s (“Original Equipment Manufacturers”) in various countries throughout the world. The

Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments. Operating segments consist of four geographic regions – the United States, Latin America, Europe and Asia. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development, intangible amortization, acquisition-related charges, restructuring charges, interest income, interest expense or income taxes.

     The following table sets forth segment information (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,

Net revenue	2002	2001	2002	2001

United States	$360,088	$549,084	$1,125,792	$1,935,105
Europe	140,119	114,086	458,171	397,995
Asia	169,569	210,609	452,016	582,663
Latin America	206,649	237,929	633,006	730,809
Intercompany Eliminations	(25,823)	(65,244)	(111,742)	(259,978)

	$850,602	$1,046,464	$2,557,243	$3,386,594

Depreciation expense	2002	2001	2002	2001

United States	$17,909	$19,056	$54,536	$54,715
Europe	8,167	4,764	23,494	13,014
Asia	7,301	5,656	19,234	15,719
Latin America	9,624	7,054	24,223	20,184
Corporate	2,142	1,921	6,382	5,417

	$45,143	$38,451	$127,869	$109,049

Segment income and
reconciliation of income
before income taxes	2002	2001	2002	2001

United States	$19,211	$30,717	$45,740	$118,085
Europe	17,753	6,178	40,029	22,736
Asia	12,313	15,589	40,674	46,637
Latin America	15,193	13,296	44,829	43,851
Corporate and non-operating charges	(37,311)	(42,971)	(128,419)	(86,712)
Intercompany Eliminations	—	1,179	98	4,001

Income before income taxes	$27,159	$23,988	$42,951	$148,598

Capital expenditures	2002	2001	2002	2001

United States	$787	$5,165	$8,206	$96,291
Europe	3,485	5,313	16,048	25,211
Asia	2,917	12,407	8,433	48,368
Latin America	6,874	13,879	15,035	85,675
Corporate	342	4,590	3,078	14,792

	$14,405	$41,354	$50,800	$270,337

	As of	As of
	May 31,	August 31,
	2002	2001

Long-lived assets
United States	$259,090	$298,161
Europe	102,382	103,558
Asia	122,638	119,845
Latin America	168,938	178,293
Corporate	38,640	44,866

	$691,688	$744,723

Total assets
United States	$618,560	$738,421
Europe	541,948	490,496
Asia	354,842	414,022
Latin America	346,433	390,475
Corporate	566,403	324,164

	$2,428,186	$2,357,578

     Total restructuring costs of zero and $24.6 million were charged against earnings during the third quarter and first nine months of fiscal year 2002. Approximately $8.5 million, $3.2 million, $11.5 million and $1.4 million of restructuring costs were incurred in Asia, Europe, the United States and Latin America, respectively, during the first nine months of fiscal year 2002. Total restructuring costs of $15.6 million were charged against earnings during the third quarter and first nine months of fiscal year 2001. Approximately $12.3 million, $3.1 million, and $0.2 million of restructuring costs were incurred in United States, Asia and Latin America, respectively, during the third quarter and the first nine months of fiscal year 2001.

     Foreign source revenue represented 60% of net revenue for the third quarter and 59% for the first nine months of fiscal 2002 compared to 52% and 49% for each of the comparable periods of fiscal 2001.

Note 5. Commitments and Contingencies

     Jabil is party to certain lawsuits in the ordinary course of business. Jabil does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations and cash flows.

Note 6. Restructuring

     Jabil implemented a restructuring program during the third quarter of fiscal 2001 to reduce its cost structure due to the economic downturn. This restructuring program included reductions in workforce, consolidation of facilities and the transition of certain facilities into new product introduction sites. The macroeconomic conditions facing Jabil, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during the fourth quarter of fiscal 2001 and for the first six months of fiscal 2002. There were no restructuring costs charged against earnings in the third quarter of fiscal 2002.

     During fiscal 2001, Jabil charged $27.4 million of restructuring costs against earnings. These restructuring charges included employee severance and benefit costs related to the elimination of approximately 3,700 regular employees, costs related to lease commitments, fixed asset impairments and other restructuring costs.

     During fiscal 2002, Jabil charged restructuring costs against earnings of $24.6 million for the nine months ended May 31, 2002. There were no restructuring costs charged against earnings in the third quarter of fiscal 2002. For the nine months ended May 31, 2002, restructuring charges included employee severance and benefit costs of approximately $7.5 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $5.2 million and other restructuring costs of approximately $1.3 million.

     The employee severance and benefit costs included in the Company’s restructuring charge are related to the elimination of approximately 2,000 employees for the nine months ended May 31, 2002. The majority of these employees were engaged in direct and indirect manufacturing activities in various facilities around the world. Costs related to lease commitments consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities. The fixed asset impairment charge primarily results from a decision made to vacate several smaller facilities in Asia due to current macroeconomic conditions.

     The table below sets forth the significant components and activity related to restructuring during the third quarter of fiscal 2002:

	Liabilities at	Q3 Restructuring			Liabilities at
	February 28, 2002	Charge	Non-Cash Charge	Cash Payments	May 31, 2002

Employee severance & benefits	$2,731	$—	$—	$(1,202)	$1,529
Lease costs	11,172	—	—	(1,876)	9,296
Fixed asset impairment	—	—	—	—	—
Other	779	—	—	(173)	606

Total	$14,682	$—	$—	$(3,251)	$11,431

     The table below sets forth the significant components and activity related to restructuring during the nine months ended May 31, 2002 (in thousands):

		Fiscal 2002
	Liabilities at	Restructuring			Liabilities at
	August 31, 2001	Charge	Non-Cash Charge	Cash Payments	May 31, 2002

Employee severance & benefits	$972	$7,465	$—	$(6,908)	$1,529
Lease costs	3,887	10,578	—	(5,169)	9,296
Fixed asset impairment	—	5,191	(5,191)	—	—
Other	661	1,354	—	(1,409)	606

Total	$5,520	$24,588	$(5,191)	$(13,486)	$11,431

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

     SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, the Company has elected to early-adopt the standard as of the beginning of fiscal 2002. As a result, the Company ceased all goodwill amortization and did not recognize $3.2 million and $9.7 million of goodwill amortization expense that would have been recognized in the three and nine months ended May 31, 2002, respectively, under the previous accounting standard.

     The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for the three and nine months ended May 31, 2001 (in thousands, except per share data):

	Three months ended		Nine months ended

	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001

Reported net income	$20,806	$18,808	$32,883	$107,276
Adjustments:
Amortization of Goodwill	—	801	—	2,366
Income tax effect	—	(304)	—	(899)

Net Adjustments	—	497	—	1,467

Adjusted net income	$20,806	$19,305	$32,883	$108,743

Reported net income per share – basic	$0.11	$0.10	$0.17	$0.56

Adjusted net income per share – basic	$0.11	$0.10	$0.17	$0.57

Reported net income per share – diluted	$0.10	$0.09	$0.16	$0.54

Adjusted net income per share – diluted	$0.10	$0.10	$0.16	$0.54

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

     The following tables present Jabil’s total purchased intangible assets, based on third-party valuations, as of May 31, 2002, and August 31, 2001 (in thousands):

	Gross Carrying	Accumulated
As of May 31, 2002	Amount	Amortization	Net Carrying Amount

Marconi purchased intangible assets	$42,864	$(8,830)	$34,034
Intel purchased intangible assets	8,152	(1,585)	6,567
Patents	800	(307)	493

Total	$51,816	$(10,722)	$41,094

	Gross Carrying	Accumulated
As of August 31, 2001	Amount	Amortization	Net Carrying Amount

Patents	$800	$(247)	$553

     The amortization expense on purchased intangible assets was $3.5 million and $10.5 million for the three months and nine months ended May 31, 2002, respectively, as compared to $20 thousand and $60 thousand for the comparable periods of fiscal 2001.

     The estimated future amortization expense of purchased intangible assets, based on third-party valuations of the Marconi and Intel acquisitions, is as follows (in thousands):

Fiscal Year	Amount

2002 (remaining 3 months)	$3,468
2003	13,871
2004	13,871
2005	9,447
2006	284
Remaining	153

Total	$41,094

     The following table presents the changes in goodwill allocated to the reportable segments during the nine months ended May 31, 2002 (in thousands):

	Balance at			Balance at
Reportable Segment	August 31, 2001	Acquired	Adjustments	May 31, 2002

United States	$26,077	$13,713	$—	$39,790
Latin America	4,509	—	—	4,509
Europe	117,749	—	(28,312)	89,437
Asia	—	1,454	—	1,454

Total	$148,335	$15,167	$(28,312)	$135,190

     See Note 8 — “Business Combinations” for further discussion of the goodwill and purchased intangible assets acquired during the nine months ended May 31, 2002. The adjustments are due to the reclassification of goodwill to purchased intangibles based on the third-party valuation of the Marconi acquisition.

Note 8. Business Combinations

     During the second quarter of fiscal 2001, Jabil entered into a business sale agreement with Marconi plc (“Marconi”) to purchase certain operations of its communications division located in the United States, England, Italy and Germany. Jabil entered into this agreement to enhance its European profile, enhance its U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. On June 13, 2001, Jabil consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $182.0 million and is accounted for under the purchase method of accounting. Based on a third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $33.0 million and goodwill of approximately $86.8 million. On September 4, 2001, Jabil completed the portion of the transaction related to the United States. The acquisition price of the United States portion was approximately $39.0 million and is accounted for under the purchase method of accounting. Based on a third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $9.8 million and goodwill of approximately $13.7 million. Under the terms of the original purchase agreement, certain payments associated with the purchase were to be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments were to be made 24 and 36 months after the final close. Jabil and Marconi are currently reassessing the German portion of the acquisition in light of the current economic environment and may modify the terms of the original agreement. These payments have been recorded based on the net present value discounted at 7 percent. Imputed interest is amortized over the term of the payments and is recorded as interest expense.

     On October 25, 2001, Jabil closed a purchase agreement with Intel Corporation (“Intel”) to purchase certain operations located in Penang, Malaysia. Jabil acquired these operations to expand its manufacturing technology in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $38.0 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. Funding for this acquisition was provided by current working capital.

     The unaudited consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

Note 9. U.K. Pension Plan

     During the first quarter of fiscal 2002, Jabil established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business purchase agreement with Marconi. The plan provides benefits based on final average earnings. Jabil’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate. Plan assets are held in trust and consist mainly of common stock and fixed-income investments. The plan does not hold any Jabil stock.

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

Note 11. Subsequent Events

     In June 2002, Jabil closed a purchase agreement with Compaq Computer Corporation (“Compaq”) to purchase certain operations located in Ayr, Scotland. Jabil acquired these operations to broaden its participation in the high-end server sector and to enhance its European profile. Total consideration paid was approximately $89.6 million. As of May 31, 2002, these funds were held in escrow for the purpose of funding the purchase. Accordingly, the related cash balance is shown as cash in escrow on the balance sheet dated May 31, 2002. Management expects that a portion of the purchase price will be allocated to purchased intangible assets, with such assets requiring amortization. Funding for this acquisition was provided by current working capital.

     In July 2002, Jabil closed a purchase agreement with Alcatel Business Systems (“Alcatel”) to purchase certain operations located in Brest, France. Jabil acquired these operations in an effort to solidify its manufacturing relationship with Alcatel, to broaden its advanced system integration and test services and to expand its European profile. Total consideration paid was approximately $60.0 million. Management expects that a portion of the purchase price will be allocated to purchased intangible assets, with such assets requiring amortization. Funding for this acquisition was provided by current working capital.

Note 12. Planned Acquisitions

     On March 25, 2002, Jabil entered into an oral agreement in principle with Valeo to purchase certain operations in Meung-sur-Loire, France and Wemding, Germany. This acquisition is subject to satisfactory consultation with Valeo’s employees and other terms and conditions, including the negotiation and execution of definitive agreements. Jabil intends to acquire these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the proposed transaction, Valeo will also transfer electronics manufacturing production from its Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico to the Jabil Automotive Group operations in Chihuahua, Mexico. Simultaneous with the closing, Jabil will enter into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. While management currently anticipates that the transaction will close in the fourth quarter of fiscal 2002, there is no assurance that Jabil will ultimately consummate the acquisition.

     On May 21, 2002, Jabil announced an agreement with Lucent Technologies of Shanghai, Ltd. (“LTOS”) to purchase certain operations in Shanghai, China. Consummation of the acquisition is subject to the satisfaction of customary conditions, including government approval and the approval of certain shareholders of one of the joint venture partners of LTOS. Jabil intends to acquire these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent. Simultaneous with the closing, Jabil will enter into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. While management currently anticipates that the transaction will close in the first quarter of fiscal 2003, there is no assurance that Jabil will ultimately consummate the acquisition.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

     References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer’s industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, including our proposed acquisitions of certain operations of LTOS and Valeo, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2001, any subsequent Reports on Form 10-Q and Form 8-K and other securities filings.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

     We have recorded intangible assets (including goodwill) based on third-party valuations, in connection with business combinations. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with FAS 142, which Jabil early-adopted effective September 1, 2001, we will perform impairment tests on an annual basis. Under certain circumstances, Jabil may be required to test goodwill for impairment on a more frequent basis. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

Results of Operations

     Net Revenue. Our net revenue for the third quarter and first nine months of fiscal 2002 decreased 18.7% and 24.5% to $0.9 billion and $2.6 billion, respectively, from $1.0 billion and $3.4 billion in the third quarter and first nine months of fiscal 2001, respectively. This decrease from the previous fiscal year was primarily due to decreased production of computing and storage, peripherals, telecommunications and networking products. Foreign source revenue represented 59.8% and 58.9% of net revenue for the third quarter and first nine months of fiscal 2002, respectively, compared to 52.0% and 49.0% for the same periods of fiscal 2001. The percentage increase in foreign source revenue is partially attributable to the current economic conditions in the U.S. market. As our overall revenue has fallen, our U.S. based revenue has decreased proportionally more than the decreases in Asia and Latin America. These decreases were partially offset by increased European revenue primarily due to the acquisitions in England and Italy during the fourth quarter of fiscal 2001.

     Gross Margin. Gross margin increased to 9.9% and 9.3% for the third quarter and first nine months of fiscal 2002, respectively, from 8.6% and 9.2% for the same periods of fiscal 2001, primarily due to an increase in the portion of manufacturing based revenue and to cost reductions resulting from our restructuring activities during the last four quarters. In absolute dollars, the margin decreased approximately $6.4 million and $71.2 million versus the same periods of fiscal 2001.

     Selling, General and Administrative. Selling, general and administrative expenses in both the third quarter and first nine months of fiscal 2002 increased to 5.8% of net revenue compared to 4.4% and 4.0% in the third quarter and first nine months, respectively, of the prior fiscal year, while increasing in absolute dollars from $46.0 million in the third quarter of fiscal 2001 to $49.4 million in the third quarter of fiscal 2002. Year to date selling, general and administrative expenses as of the end of the third quarter of fiscal 2002 increased from $137.0 million to $148.7 million compared to the comparable period of fiscal 2001. These increases were primarily due to locations acquired or constructed subsequent to the third quarter of fiscal 2001.

     Research and Development. Research and development expenses remained at 0.2% of net revenue for the third quarter of fiscal 2002 as compared to the same period of fiscal 2001 and increased to 0.2% for the first nine months of fiscal 2002 as compared to 0.1% for the comparable period of fiscal 2001. In absolute dollars, the expenses increased approximately $0.3 million and $1.1 million versus the same periods of fiscal 2001. Despite the current economic downturn, we continue to engage in research and development activities including design of circuit board assemblies and the related production process, development of new products and new failure analysis technologies.

     Amortization of Intangibles. Amortization of intangibles increased to 0.4% of net revenue in both the third quarter and first nine months of fiscal 2002 from $0.8 million and $2.4 million to $3.5 million and $10.5 million as compared to the same periods of fiscal 2001. This increase is primarily attributable to the increase in amortizable intangible assets resulting from the acquisitions in England, Italy, Malaysia and the United States during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

     We elected to early-adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill. SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle. We completed the transitional impairment test during the second quarter of fiscal 2002 and determined that there was no impairment of these assets. We will be required to perform goodwill impairment tests on an annual basis beginning in fiscal year 2003. Should events implying asset impairment exist, we may be required to test goodwill for impairment on a more frequent basis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. For additional information regarding purchased intangibles, see Acquisitions and Expansion below, Note 7 - “Goodwill and Purchased Intangible Assets” and Note 8 — “Business Combinations” of the Notes to Consolidated Financial Statements.

     Acquisition-Related Charges. During the third quarter of fiscal 2002, we incurred $1.1 million of expenses related to the Marconi plc acquisition (“Marconi acquisition”) and the announced acquisitions of certain operations of the Compaq Computer Corporation, Alcatel Business Systems and Valeo, consisting of professional fees and other integration costs. During the first nine months of fiscal 2002, we incurred charges of $3.6 million related to these acquisitions. There were $3.8 million and $4.6 million of acquisition-related charges recorded during the third quarter and first nine months of fiscal 2001, respectively, all of which were related to the Marconi acquisition.

     Restructuring Charges. During the third quarter of fiscal 2001, we implemented a restructuring program to reduce our cost structure due to the economic downturn. This restructuring program included reductions in workforce, consolidation of facilities and the transition of certain facilities into new product introduction sites. The macroeconomic conditions facing us, and the EMS industry as a whole, continued to deteriorate during the fourth quarter of fiscal 2001 and for the first six months of fiscal 2002. As a result, we implemented an additional restructuring program during the second quarter of fiscal 2002 to further reduce our cost structure. This program included reductions in workforce and additional consolidation of facilities.

     During fiscal 2002, we charged restructuring costs of $24.6 million against earnings for the nine months ended May 31, 2002. There were no restructuring costs charged against earning in the third quarter of fiscal 2002. For the nine months ended May 31, 2002, restructuring charges included employee severance and benefit costs of approximately $7.5 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $5.2 million and other restructuring costs of approximately $1.3 million.

     The employee severance and benefit costs included in our restructuring charges are related to the elimination of approximately 2,000 employees for the nine months ended May 31, 2002. The majority of these employees were engaged in direct and indirect manufacturing activities in various facilities around the world. Costs related to lease commitments consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities. The fixed asset impairment charge primarily results from a decision made to vacate several smaller facilities in Asia due to current macroeconomic conditions. For additional information regarding restructuring costs, see Note 6 – “Restructuring” of the Notes to Consolidated Financial Statements.

     We currently expect to incur approximately $25 to $28 million in additional restructuring charges, primarily in the fourth quarter of 2002, related to the downsizing of the operations acquired from Marconi. Marconi has agreed to reimburse us for the restructuring, subject to finalization of a definitive plan. The reimbursement will be amortized into revenue over the remaining life of the supply agreement.

     Interest Income. Interest income increased to $3.1 million in the third quarter of fiscal 2002 from $2.1 million in the third quarter of fiscal 2001 as a result of increased levels of cash.

For the first nine months of fiscal 2002, interest income increased to $7.3 million from $5.9 million in the first nine months of fiscal 2001. The increase was due to higher cash balances during fiscal 2002, but was tempered by lower interest yields.

     Interest Expense. Interest expense increased approximately $3.3 million in the third quarter of fiscal 2002 to $3.8 million as compared to $0.5 million in the third quarter of fiscal 2001, as a result of our issuance of convertible notes near the end of the third quarter of fiscal 2001 and imputed interest on deferred acquisition payments related to the Marconi acquisition. Interest expense for the first nine months of fiscal 2002 also increased approximately $6.8 million to $10.0 million as compared to $3.2 million in the same period of fiscal 2001 for these reasons.

     Income Taxes. Our effective tax rate increased to 23.4% and decreased to 23.4% in the third quarter and first nine months of fiscal 2002, respectively, from 21.6% and 27.8% in the third quarter and first nine months of fiscal 2001, respectively. The tax rate is predominantly a function of the mix of domestic versus international income from operations. As the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary. Such tax holidays are subject to conditions with which we expect to continue to comply. In addition to the increase in foreign source income, the effective tax rate for the first nine months of fiscal 2002, as compared to the same period of fiscal 2001, decreased due to the mix of the effective tax rates in the tax jurisdictions in which our restructuring and acquisition-related charges were incurred and the tax treatment of the amortization of intangibles in each jurisdiction. Our effective tax rate for the third quarter of fiscal 2001 was lower than that of the third quarter of fiscal 2002, due to the restructuring and acquisition-related charges taken in the third quarter of fiscal 2001.

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

Acquisitions and Expansion

     The EMS industry has experienced rapid growth over the past several years as an increasing number of electronics companies have outsourced their manufacturing requirements and divested their manufacturing facilities, such as our acquisitions from Marconi plc in fiscal 2001 and 2002. Electronics companies are turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry, as evidenced by our merger with GET Manufacturing, Inc. and acquisition of Bull Information Technology during fiscal 2000. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings, as demonstrated by our acquisition of Telenor Technology Services, a repair and logistics provider, based in Dublin, Ireland during fiscal 2000. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of potential future impairment write-downs of goodwill and the amortization of other intangible assets involved in any acquisitions; (5) possible adverse tax and accounting effects; (6) the diversion of management’s attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; (10) unforeseen difficulties in the acquired operations; (11) the impact on us of any unionized work force we may acquire; and (12) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues.

     During the second quarter of fiscal 2001, we entered into a business sale agreement with Marconi to purchase certain operations of its communications division located in the United States, England, Italy and Germany. We entered into this agreement to enhance our European profile, enhance our U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. During the fourth quarter of fiscal 2001, we consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. The acquisition price of the English and Italian portions was approximately $182.0 million and is accounted for under the purchase method of accounting. Based on a third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $33.0 million and goodwill of approximately $86.8 million. During the first quarter of fiscal 2002, we completed the portion of the transaction related to the United States. The acquisition price of the United States portion was approximately $39.0 million and is accounted for under the purchase method of accounting. Based on a third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $9.8 million and goodwill of approximately $13.7 million. Under the terms of the original purchase agreement, certain payments associated with the purchase were to be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments were to be made 24 and 36 months after the final close. Jabil and Marconi are currently reassessing the German portion of the acquisition in light of the current economic environment and may modify the terms of the original agreement. These payments have been recorded based on the net present value discounted at 7 percent. Imputed interest is amortized over the term of the payments and is recorded as interest expense.

     On October 25, 2001, we closed a purchase agreement with Intel Corporation to purchase certain operations located in Penang, Malaysia. We acquired these operations to expand our manufacturing technology in the radio frequency access area, to broaden our relationship with Intel and to strategically expand our Asian manufacturing capability. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $38.0 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, and purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. Simultaneous with the closing, we entered into a three-year product supply agreement to manufacture certain peripheral products for Intel.

     The unaudited consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

     On March 25, 2002, we entered into an oral agreement in principle with Valeo to purchase certain operations in Meung-sur-Loire, France and Wemding, Germany. This acquisition is subject to satisfactory consultation with Valeo’s employees and other terms and conditions, including the negotiation and execution of definitive agreements. We intend to acquire these operations in an effort to broaden our base of manufacturing for the automotive industry in Europe. As part of the proposed transaction, Valeo will also transfer electronics manufacturing production from its Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico to the Jabil Automotive Group operations in Chihuahua, Mexico. Simultaneous with the closing, we will enter into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. While management currently anticipates that the transaction will close in the fourth quarter of fiscal 2002, there is no assurance that we will ultimately consummate the acquisition. We expect to fund this acquisition with current working capital.

     On May 21, 2002, we announced an agreement with Lucent Technologies of Shanghai, Ltd. to purchase certain operations in Shanghai, China. Consummation of the acquisition is subject to the satisfaction of customary conditions, including government approval and the approval of certain shareholders of one of the joint venture partners of LTOS. We intend to acquire these operations in an effort to enhance its competencies in complex optical assembly and design services to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent. Simultaneous with the closing, we will enter into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. While management currently anticipates that the transaction will close in the first quarter of fiscal 2003, there is no assurance that we will ultimately consummate the acquisition. We expect to fund this acquisition with current working capital.

     In June 2002, we closed a purchase agreement with Compaq Computer Corporation to purchase certain operations located in Ayr, Scotland. We acquired these operations to broaden our participation in the high-end server sector and the enhance our European profile. Total consideration paid was approximately $89.6 million. As of May 31,2002, these funds were held in escrow for the purpose of funding the purchase. Accordingly, the related cash balance is shown as cash in escrow on the balance sheet dated May 31, 2002. Management expects that a portion of the purchase price will be allocated to purchased intangible assets, with such assets requiring amortization. Funding for this acquisition was provided by current working capital.

     In July 2002, we closed a purchase agreement with Alcatel Business Systems to purchase certain operation located in Brest, France. We acquired these operations in an effort to solidify our manufacturing relationship with Alcatel, to broaden our advanced system integration and test services and to expand our European profile. Total consideration paid was approximately $60.0 million. Management expects that a portion of the purchase price will be allocated to purchased intangible assets, with such assets requiring amortization. Funding for this acquisition was provided by current working capital.

     During this fiscal year, we continued the construction of a new manufacturing facility in Guangzhou, China that was begun in fiscal 2001.

Liquidity and Capital Resources

     At May 31, 2002, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and an accounts receivable securitization program. We have a committed line of credit facility in place with a syndicate of banks that provides up to $500.0 million of working capital borrowing capacity, which expires during the third quarter of fiscal 2003. We allowed the additional $250.0 million 364-day credit facility to expire in May 2002 given our current cash balance, our existing credit facility and the accounts receivable securitization program. We expect to renew our credit facilities during the fourth quarter of fiscal 2002 or the first quarter of fiscal 2003. The accounts receivable securitization program provides for the sale of up to $100.0 million of eligible accounts receivables of certain U.S. plants. The agreement expires in May 2003. We have not utilized our revolving credit facility or the accounts receivable securitization program during fiscal 2002.

     We generated $447 million of cash from operating activities for the nine months ended May 31, 2002. This consisted primarily of $32.9 million of net income, $138.4 million of depreciation and amortization, $178.3 million from decreases in accounts receivable, $124.7 million from decreases in inventory and $13.7 million of non-cash restructuring charges, offset by $36.0 million of decreases in accounts payable and accrued expenses and $5.9 million of increases in prepaid other current assets. The decreases in inventory and accounts payable were due to reduced levels of business during the first nine months of fiscal 2002 compared to the same period of fiscal 2001. Consistent with the last half of fiscal 2001, we continued to experience reduced levels of demand from many of our customers in response to the general economic downturn. Inventory levels and purchases were decreased in line with new levels of expected demand. The decrease in the accounts receivable balance was due to decreased revenue during the first nine months of fiscal 2002, accompanied by improved collections of outstanding balances.

     Net cash used in investing activities of $219.2 million for the nine months ended May 31, 2002 consisted of our capital expenditures of $50.8 million for construction and equipment worldwide, $99.9 million of cash held in escrow for the completion of announced acquisitions and cash paid of $80.3 million in the acquisition of certain assets of Marconi and Intel offset by proceeds from the sales of property and equipment of $11.8 million. Purchases of manufacturing and computer equipment were made to support our ongoing business. We also continued construction of a new manufacturing facility in Guangzhou, China to support our expected future capacity needs.

     We believe that during the next twelve months, our capital expenditures will exceed $75.0 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our existing credit facilities, and funds provided by operations, will be more than adequate to fund these capital expenditures and working capital requirements for the next twelve months. Funding for the Compaq, Alcatel, Valeo and LTOS acquisitions discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Expansion” is expected to be provided by current working capital. Should we desire to consummate a significant amount of additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity with terms that we consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements are summarized below. Jabil does not participate in, or secure financing for any unconsolidated limited purpose entities.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Notes payable and long-term debt	361,666	8,333	8,333	—	345,000
Operating leases	162,943	28,466	43,241	31,095	60,141
Other long-term obligations	45,000	10,000	35,000	—	—

Total contractual cash obligations	$569,609	$46,799	$86,574	$31,095	$405,141

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the nine months ended May 31, 2002. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our 2001 Annual Report on Form 10-K for the fiscal year ended August 31, 2001 and is incorporated herein by reference.

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

     None.

Item 5: Other Information

     None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits — None

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: July 12, 2002	By:	/s/ Timothy L. Main Timothy L. Main President/CEO

Date: July 12, 2002	By:	/s/ Chris A. Lewis Chris A. Lewis Chief Financial Officer