Form 10-K
period 2002-08-31
JABIL CIRCUIT INC
filed 2002-11-25
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21308

Jabil Circuit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1886260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10560 Ninth Street North, St. Petersburg, Florida (Address of principal executive offices)	33716 (Zip Code)

Registrant’s telephone number, including area code:

(727) 577-9749

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on November 14, 2002 was approximately $2.8 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on November 14, 2002, was 198,075,963. The Registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on January 23, 2003 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

Item 1.     Business

      References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such Acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer’s industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Factors Affecting Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this document.

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

The Company

      We are one of the leading worldwide independent providers of electronic manufacturing services (“EMS”). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers (“OEMs”) in the networking, telecommunications, computing and storage, instrumentation and medical, computer, peripherals, automotive and consumer products industries. We serve our OEM customers with dedicated work cell business units that combine high volume, highly automated continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our customers currently include Cisco Systems, Inc., Dell Computer Corporation, Hewlett-Packard Company, Johnson Controls, Inc., Intel Corporation, Valeo, Lucent Technologies, Nokia Corporation, Marconi Communications plc (“Marconi”) and Royal Philips Electronics (“Philips”). For the fiscal year ended August 31, 2002, we had net revenues of approximately $3.5 billion and net income of $34.7 million.

      The EMS industry experienced rapid change over the past several years as an increasing number of OEMs have outsourced their manufacturing requirements. The industry experienced rapid growth until early to mid 2001, when the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements. Nonetheless, OEMs appear to continue to be turning to outsourcing in order to reduce product cost, achieve accelerated time-to-market and time-to-volume production, access advanced design and manufacturing technologies, improve inventory management and purchasing power, reduce their capital investment in manufacturing facilities, and achieve parallel manufacturing of the same product throughout the world. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

      We offer our customers significant turnkey EMS solutions that are responsive to their outsourcing needs. Our work cell business units are capable of providing:

•	integrated design and engineering services

•	component selection, sourcing and procurement

•	automated assembly

•	design and implementation of product testing

•	parallel global production

•	systems assembly and direct order fulfillment services

•	repair and warranty services

      We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, Ireland, Italy, Malaysia, Mexico, Poland, Scotland, Singapore and the United States. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

      Our principal executive offices are located at 10560 Ninth Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. Our website is located at www.jabil.com. Information contained in our website is not a part of this document or the documents incorporated by reference in this document.

EMS Industry Background

      The EMS industry is composed of companies that provide a range of manufacturing services for OEMs in the electronics industry. The EMS industry experienced rapid change over the past several years as an increasing number of OEMs have chosen an external manufacturing strategy. The industry experienced rapid growth until early to mid 2001, when the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements. Nonetheless, OEMs appear to continue to be turning to outsourcing versus internal manufacturing. Factors driving OEMs to favor outsourcing to EMS providers include:

•	Reduced Product Cost. EMS providers are able to manufacture products at a reduced total cost to OEMs. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

•	Accelerated Product Time-to-Market and Time-to-Volume. EMS providers are often able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. EMS providers are also able to rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•	Access to Advanced Technologies. Customers of EMS providers may gain access to additional advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to-market and manufacturability of their products.

•	Improved Inventory Management and Purchasing Power. EMS providers are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of the operations and continuous interaction with the materials marketplace.

•	Reduced Capital Investment in Manufacturing. OEMs are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing, and research and development. This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.

Our Strategy

      We are focused on expanding our position as one of the leading global providers of electronic manufacturing services to major OEMs. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading electronics companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow and global manufacturing. Historically, we have derived a majority of our growth from existing customers. During fiscal 2002, we also experienced business growth with both existing and new customers as a result of our acquisitions. We focus on maintaining long-term relationships with our customers and seek to expand such relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Work Cell Business Units. Each of our work cell business units is dedicated to one customer and operates with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our work cell business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have acquired facilities in France, Malaysia and Scotland during fiscal 2002 to increase our European and Asian presence.

•	Offer Systems Assembly and Direct Order Fulfillment. Our systems assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. We offer these services at all of our manufacturing locations.

•	Pursue Selective Acquisition Opportunities. OEMs have continued divesting internal manufacturing operations to EMS providers. In many of these situations, the OEM enters into a customer relationship with the EMS provider that acquires the operations. Our acquisition strategy is focused on obtaining OEM manufacturing operations with consistent growth, experienced management teams and opportunities for long-term outsourcing relationships. See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions.”

Our Approach to Manufacturing

      In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Work Cell Business Units. Each of our work cell business units is dedicated to one customer and is empowered to formulate strategies tailored to its customer’s needs. Each work cell business unit has dedicated production lines consisting of equipment, production workers, supervisors and engineers. Work cell business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The work cell business unit approach is modular and enables us to grow incrementally without disrupting the operations of other work cell business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate on a worldwide basis all financial, manufacturing and engineering commitments for each of our customers that have both domestic and global production requirements. Jabil’s Business Unit Management has the authority, within high-level parameters set by executive management, to develop customer relationships, make design strategy decisions and production commitments, establish pricing and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously, with responsibility for the development of customer relationships and direct profit and loss accountability for work cell business unit performance.

•	Continuous Flow. We use a highly automated, “continuous flow” approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a “batch” approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control and reduces inventory work-in-process. Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor qualities are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Factors Affecting Future Results — Any delay in integrating our new information systems could disrupt our operations and cause unanticipated increases in our cost.”

•	Supply Chain Management. We utilize an electronic commerce system/electronic data interchange (“EDI”) and web-based tools with our customers and suppliers to implement a variety of supply chain management programs. Our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

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

Industrial Design Services. Our industrial design team assists in designing the “look and feel” of the plastic and metal enclosures that house printed circuit board assemblies and systems.

Mechanical Design. Our mechanical engineering design team specializes in three-dimensional design and analysis of electronic and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management. They are staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing (“DFM”) activities.

Computer Assisted Design. Our computer assisted design (“CAD”) team provides printed circuit board (“PCB”) design and other related services. These services include PCB design services using advanced CAD/computer assisted engineering (“CAE”) tools, PCB design testing and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCB design. We believe that our CAD services result in PCB designs that are optimized for manufacturability and cost and accelerate the time-to-market and time-to-volume production.

Applied R&D. The goal of Jabil’s applied R&D group is to make Jabil more profitable by pairing with our OEM partners and establishing new product roadmaps. Applied R&D is a launching pad for new ideas and products in specific growth areas. This team provides system-based solutions to engineering problems and challenges.

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

Our Repair and Warranty Services

      As an extension of our manufacturing model and an enhancement to our total global solution, we offer repair and warranty services to our customers from strategic logistics hub locations. We have the ability to service our OEM partner’s product following completion of the traditional manufacturing and fulfillment process.

Technology

      We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our research and development efforts, we intend to continue to offer our customers among the most advanced high volume, continuous flow manufacturing process technologies. These technologies include surface mount technology, tape automated bonding, ball grid array, chip scale packages, flip chip/direct chip attach, thin substrate processes, reflow solder of mixed technology circuit boards and other testing and emerging interconnect technologies. In addition to our research and development activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Factors Affecting Future Results — Failure to maintain our technological and manufacturing process expertise could harm our results of operations.”

Research and Development

      To meet our customers’ increasingly sophisticated needs, we continually engage in research and development activities. The development and refinement of new manufacturing processes are performed primarily at our advanced engineering facility in San Jose, California and supplemented with additional resources in St. Petersburg, Florida. These efforts consist of design of the circuit board assembly, mechanical design and the related production design necessary to manufacture the circuit board assembly in the most cost-effective and reliable manner. Additional research and development efforts have focused on new optical, test engineering, radio frequency (“RF”) and wireless failure analysis technologies. We are also engaged in the research and development of new products including optical products, network infrastructure systems, next-generation portable communication devices, wireless and broadband access products. See “Factors Affecting Future Results — Failure to maintain our technological and manufacturing process expertise could harm our results of operations.”

      For fiscal years 2002, 2001 and 2000, we expended $7.9 million, $6.4 million and $4.8 million, respectively, on research and development activities. To date, substantially all of our research and development expenditures have related to internal research and development activities.

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

	Year Ended August 31,

	2002	2001	2000

Cisco Systems, Inc.	24%	23%	20%
Marconi Communications plc	13%	*	*
Dell Computer Corporation	*	14%	16%
Hewlett-Packard Company	*	*	14%
Lucent Technologies	*	*	10%

*	less than 10% of net revenues

      Jabil’s revenue was distributed over the following significant industries for the periods indicated:

	Year Ended August 31,

	2002	2001	2000

Networking	30%	28%	25%
Telecommunications	23%	19%	16%
Computing and Storage	13%	22%	27%
Peripherals	10%	14%	17%
Consumer	8%	6%	4%
Automotive	7%	5%	6%
Instrumentation and Medical	5%	2%	1%
Other	4%	4%	4%

	100%	100%	100%

      In fiscal year 2002, 27 customers accounted for more than 95% of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industries have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Factors Affecting Future Results — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.” and Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

      Our principal source of new business is the expansion of existing customer relationships to include additional product lines and services, referrals and direct sales through our Business Unit Managers and Directors and executive staff. During fiscal 2002, we also experienced business growth with both existing and new customers as a result of our acquisitions. Our Business Unit Managers and Directors, supported by the executive staff, identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

      A key element in our strategy is to provide localized production of global products produced for OEMs in the major consuming regions of the United States, Latin America, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing and/or repair facilities in Austria, Belgium, Brazil, China, England, France, Hungary, Ireland, Italy, Malaysia, Mexico, Poland, Scotland and Singapore. In addition, sales offices have been established in Hong Kong, Japan and The Netherlands.

      Our Latin American facilities located in Mexico and Brazil enable us to provide a low cost manufacturing source for new and existing customers.

      Our European facilities located in Austria, Belgium, England, France, Hungary, Ireland, Italy, Poland, Scotland, and Singapore target existing European customers, North American customers having significant sales in Europe and potential European customers who meet our customer profile.

      Our Asian facilities, located in China, Malaysia, and Singapore, enable us to provide local manufacturing services to the Asian market in order to reduce costs, freight and duties, to provide a more competitive cost structure for these markets and to serve as a low cost manufacturing source for new and existing customers.

      See “Factors Affecting Future Results — We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Business Segments

      We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a regional basis. Accordingly, our operating segments consist of the United States, Latin America, Europe and Asia regions. See Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Competition

      The EMS industry is highly competitive. We compete against numerous domestic and international manufacturers, including Celestica, Inc., Flextronics International, Sanmina — SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development and marketing resources than us. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers.

      We believe that the primary basis of competition in our targeted markets is capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See “Factors Affecting Future Results — We compete with numerous providers of electronic manufacturing services, including our current or potential customers who may decide to manufacture all of their products internally.”

Backlog

      Our order backlog at August 31, 2002 was approximately $699.8 million, compared to backlog of $799.4 million at August 31, 2001. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not be successful in doing so. See “Factors Affecting Future Results — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

Components Procurement

      We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly of memory and logic devices. We cannot assure you that such shortfalls will not have a material adverse effect on our results of operations in the future. See “Factors Affecting Future Results — We depend on a limited number of suppliers for components that are critical to our manufacturing process. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”

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

Employees

      As of November 11, 2002, we had approximately 20,000 full-time employees, compared to approximately 17,000 full-time employees at August 31, 2001. The increase in employees is primarily due to the acquisitions that we closed during fiscal 2002 and early fiscal 2003, which was partially offset by the reductions in headcount resulting from our restructuring programs during fiscal 2002. We have never experienced a work stoppage or strike and we believe that our employee relations are good.

Geographic Information

      The information regarding revenue, segment income and reconciliation of income before income taxes and property, plant and equipment set forth in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Environmental

      We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process. Although we believe that we are currently in substantial compliance with all material environmental regulations, any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations. See “Factors Affecting Future Results — Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.”

Item 2.     Properties

      We have manufacturing and support operations located in the United States, Belgium, Brazil, China, England, France, Hong Kong, Hungary, Ireland, Italy, Japan, Malaysia, Mexico, Scotland and Singapore. The table below lists the locations and square feet for our operations as of August 31, 2002:

	Approx.	Type of Interest
Location	Sq. Ftg.	(Leased/Owned)	Description of Use

Panyu, China	210,000	Owned	Manufacturing
Penang, Malaysia	762,000	Owned	Manufacturing
Penang, Malaysia	61,000	Owned	Repair Services
Singapore City, Singapore	2,000	Leased	Office
Tokyo, Japan	2,000	Leased	Office
Tsim Sha Tsui, Hong Kong	6,000	Leased	Office

Total Asia	1,043,000

Bergamo, Italy	116,000	Leased	Manufacturing
Brest, France	389,000	Leased	Manufacturing, office
Brussels, Belgium	10,000	Leased	Repair services
Coventry, England	34,000	Leased	Manufacturing
Coventry, England	129,000	Owned	Manufacturing, office
Dublin, Ireland	72,000	Leased	Repair services
Liverpool, England(1)	128,000	Leased	Manufacturing, repair services
Livingston, Scotland	100,000	Leased	Systems assembly
Livingston, Scotland	130,000	Owned	Manufacturing
Ayr, Scotland	430,000	Owned	Manufacturing, office
Genova, Italy	4,000	Leased	Manufacturing
Marcianise, Italy	193,000	Leased	Manufacturing, repair services, warehouse
Meung-sur-Loire, France	111,000	Leased	Manufacturing
Tiszaujvaros, Hungary	243,000	Owned	Manufacturing

Total Europe	2,089,000

Belo Horizonte, Brazil	91,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing
Guadalajara, Mexico	363,000	Owned	Manufacturing
Tijuana, Mexico(2)	63,000	Leased	Warehouse

Total Latin America	1,542,000

Auburn Hills, Michigan	54,000	Leased	Manufacturing, design, warehouse
Auburn Hills, Michigan	324,000	Owned	Manufacturing, office
Bedford, Texas(3)	165,000	Owned	Manufacturing, office
Benton Harbor, Michigan	5,000	Leased	Systems assembly, office
Billerica, Massachusetts(4)	503,000	Leased	Prototype manufacturing
Boise, Idaho(5)	25,000	Leased	Manufacturing
Boise, Idaho(5)	353,000	Owned	Manufacturing, office

	Approx.	Type of Interest
Location	Sq. Ftg.	(Leased/Owned)	Description of Use

Louisville, Kentucky	138,000	Leased	Repair services
Memphis, Tennessee	275,000	Leased	Repair services
San Jose, California(6)	281,000	Leased	Manufacturing
St. Petersburg, Florida	501,000	Leased	Manufacturing, systems assembly, warehouse, office
St. Petersburg, Florida	299,000	Owned	Manufacturing, office
Tampa, Florida	90,000	Leased	Repair services

Total USA	3,013,000

Grand Total	7,687,000

(1)	This facility has been substantially vacated and the lease will be terminated upon final vacancy during the first half of fiscal 2003.

(2)	This facility has been subleased to an unrelated third party and is no longer used in our business operations.

(3)	This facility will be closed during the first quarter of fiscal 2003.

(4)	Approximately 320,000 square feet are unused and we are attempting to find a sub-tenant for this space.

(5)	This facility will be closed during the first half of fiscal 2003 and will be held for sale or sub-leased to a third-party.

(6)	Approximately 155,000 square feet are unused and we are attempting to find a sub-tenant for this space.

      All of our principal manufacturing facilities are ISO certified to ISO 9001, ISO 9002 or ISO 9000:2000 standards. Also, our manufacturing facilities in Ayr, Auburn Hills, Bergamo, Billerica, Boise, Brest, Chihuahua, Guadalajara, Livingston, Meung-sur-Loire, Penang, St. Petersburg and Tiszaujvaros are also certified to ISO-14001 (environmental) standards.

      We are currently constructing a manufacturing facility in Guangzhou, China.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low closing sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

Year Ended August 31, 2002
First Quarter (September 1, 2001 – November 30, 2001)	$28.08	$14.00
Second Quarter (December 1, 2001 – February 28, 2002)	$31.45	$18.55
Third Quarter (March 1, 2002 – May 31, 2002)	$26.79	$17.75
Fourth Quarter (June 1, 2002 – August 31, 2002)	$22.97	$15.15
Year Ended August 31, 2001
First Quarter (September 1, 2000 – November 30, 2000)	$65.84	$31.25
Second Quarter (December 1, 2000 – February 28, 2001)	$39.75	$21.00
Third Quarter (March 1, 2001 – May 31, 2001)	$37.99	$18.12
Fourth Quarter (June 1, 2001 – August 31, 2001)	$34.11	$22.06

      On November 14, 2002, the closing sales price for our common stock as reported on the New York Stock Exchange was $17.00. As of November 14, 2002, there were approximately 3,837 holders of record of our common stock.

      We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Additionally, certain covenants to our financing agreements restrict the payment of cash dividends. We are in compliance with the covenants to our financing agreements as of August 31, 2002.

      The following table sets forth certain information relating to our equity compensation plans as of August 31, 2002.

EQUITY COMPENSATION PLAN INFORMATION

	Number of	Weighted
	Securities to be	Average Exercise
	Issued upon	Price of
	Exercise of	Outstanding	Number of
	Outstanding	Options,	Securities
	Options, Warrants	Warrants and	Remaining Available
Plan Category	and Rights	Rights	for Future Issuance

Equity compensation plans approved by security holders:
1992 Stock Option Plan	6,876,575	14.93	2,481,312
1992 Employee Stock Purchase Plan	—	—	540,406
2002 Stock Option Plan	—	—	7,000,000
2002 CSOP Plan	—	—	—
2002 Employee Stock Purchase Plan	—	—	2,000,000
Equity compensation plans not approved by security holders:
2001 Stock Award Plan	—	—	38,350

      In February 2001, the we adopted a Stock Award Plan, which was not required to be approved by our stockholders. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees and motivate such persons to stay with us and to increase their efforts to make our business more successful. As of August 31, 2002, 2,350 shares were issued to employees under the Stock Award Plan. See Note 8(b) — “Stockholders’ Equity — Stock Option Plans” and Note 8(c) — “Stockholders’ Equity — Stock Purchase and Award Plans” to the Consolidated Financial Statements.

Item 6.     Selected Consolidated Financial Data

      The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8 of this report. The historical information set forth below has been restated to reflect the September 1999 merger with GET Manufacturing, Inc. (“GET”), which was accounted for as a pooling of interests.

	Years Ended August 31,

	2002		2001		2000		1999		1998

	(In thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$3,545,466		$4,330,655		$3,558,321		$2,238,391		$1,484,245
Cost of revenue	3,210,875		3,936,589		3,199,972		1,992,803		1,307,692

Gross profit	334,591		394,066		358,349		245,588		176,553
Selling, general and administrative expense	203,845		184,112		132,717		92,015		60,116
Research and development	7,864		6,448		4,839		5,863		5,355
Amortization of intangibles	15,113		5,820		2,724		1,225		—
Acquisitions and merger-related charges	7,576	(1)	6,558	(2)	5,153	(3)	7,030	(4)	20,825	(5)
Restructuring and other charges	52,143	(1)	27,366	(2)	—		—		—
Goodwill write-off	—		—		—	(3)	3,578	(4)	3,578	(5)

Operating income	48,050	(1)	163,762	(2)	212,916	(3)	135,877	(4)	86,679	(5)
Interest income	(9,761)		(8,243)		(7,385)		(4,536)		(238)
Interest expense	13,055		5,857		7,605		7,110		3,876

Income before income taxes	44,756		166,148		212,696		133,303		83,041
Income taxes	10,041		47,631		67,048		48,484		25,572

Net income	$34,715	(1)	$118,517	(2)	$145,648	(3)	$84,819	(4)	$57,469	(5)

Earnings per share(6):
Basic	$0.18		$0.62		$0.81		$0.51		$0.36

Diluted	$0.17	(1)	$0.59	(2)	$0.78	(3)	$0.49	(4)	$0.35	(5)

Common shares used in the calculations of earnings per share(6):
Basic	197,396		191,862		179,032		166,754		158,589

Diluted	200,782		202,223		187,448		174,334		164,934

	August 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$994,962	$942,023	$693,018	$248,833	$102,394

Total assets	$2,547,906	$2,357,578	$2,015,915	$1,035,421	$625,173

Current installments of long-term debt and capital lease obligations	$8,692	$8,333	$8,333	$32,490	$28,302

Notes payable , long-term debt and long-term capital lease obligations, less current installments	$354,668	$361,667	$25,000	$33,333	$83,582

Net stockholders’ equity	$1,506,966	$1,414,076	$1,270,183	$577,811	$285,118

Cash dividends paid	$—	$—	$—	$—	$—

(1)	During 2002, we recorded acquisition related charges of $7.6 million ($4.8 million after-tax) in connection with the acquisition of certain operations of Marconi Communications, Compaq Computer Corporation, Alcatel Business Systems and Valeo. We also recorded charges of $52.1 million ($40.2 million after-tax) related to the restructuring of our business during the fiscal year. Operating income excluding these charges was $107.8 million. Net income excluding these charges was $79.6 million and diluted earnings per share was $0.40.

(2)	During 2001, we recorded charges of $6.6 million ($4.1 million after-tax) related to the acquisition of certain manufacturing facilities of Marconi Communications. We also recorded charges of $27.4 million ($21.6 million after-tax) related to restructuring of our business and other non-recurring charges during our fiscal year. Operating income excluding these charges was $197.7 million. Net income excluding these charges was $144.3 million and diluted earnings per share was $0.71.

(3)	During 2000, we recorded additional merger-related charges of $5.2 million ($4.7 million after-tax) in connection with the merger with GET (“GET Merger”). Operating income excluding this charge was $218.1 million. Net income excluding this charge was $150.3 million and diluted earnings per share was $0.80.

(4)	During 1999, we recorded a merger-related charge of $7.0 million ($6.5 million after-tax) in connection with the GET Merger. During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET’s fiscal year was conformed to an August 31 year-end, the write-off falls into the results of operations for both years ended August 31, 1999 and 1998. Stockholders’ equity was adjusted so that the duplicate amount is reflected only once in retained earnings. Operating income excluding these charges was $146.5 million for the year ended August 31, 1999. Net income excluding these charges was $94.6 million and diluted earnings per share was $0.54.

(5)	In connection with the acquisition of certain assets of the LaserJet Formatter Manufacturing Organization of the Hewlett-Packard Company, (the “HP Acquisition”), we recorded an acquisition-related charge of $20.8 million ($12.9 million after-tax). During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET’s fiscal year was conformed to an August 31 year end, this charge is included in the operating results of the year ended August 31, 1998. Operating income excluding these charges was $111.1 million. Net income excluding this charge was $73.7 million and diluted earnings per share was $0.45.

(6)	Gives effect to two-for-one stock splits in the form of 100% stock dividends to stockholders of record on March 23, 2000 and on February 5, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer’s industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Factors Affecting Future Results” section elsewhere in this document.

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

      We are one of the leading worldwide independent providers of turnkey manufacturing services to electronics OEMs in the networking, telecommunications, computing and storage, instrumentation and medical, computer, peripherals, automotive and consumer products industries. While operating income and net income decreased in fiscal years 2001 and 2002, we have historically experienced substantial growth in net revenue, operating income and net income. This growth, as well as the historical growth of the overall EMS industry, which subsided in early to mid 2001, has been driven by the increasing number of electronics OEMs who are outsourcing their manufacturing requirements. We anticipate that this industry outsourcing trend will continue during the next several years.

      We derive most of our net revenue under purchase orders from OEM customers. We recognize revenue, net of product returns, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. The volume and timing of orders placed by our customers vary due to several factors, including: variation in demand for our customers’ products; our customers’ inventory management; new product introductions and manufacturing strategy changes; and consolidations among our customers. Demand for our customers’ products depends on, among other things, product life cycles, competitive conditions and general economic conditions.

      Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Net revenue from each product that we manufacture consists of a component based on the costs of materials in that product and a component based on the labor and manufacturing overhead allocation to that product. We refer to the portion of the sales price of a product that is based on labor and manufacturing overhead costs as “manufacturing-based revenue,” and to the portion of the sales price of a product that is based on materials costs as “material-based revenue.” Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically realize higher gross margins on manufacturing-based revenue than we do on materials-based revenue. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor costs and manufacturing overhead for that product.

      Our operating results are impacted by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Gross margins and operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating margins. As our capacity has grown during recent years, through the construction of new greenfield facilities, the expansion of existing facilities and our acquisition of additional facilities, our selling, general and administrative expenses have increased to support this growth.

      We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in research and development of new technologies that apply generally to our operations. The expenses of these research and development activities are reflected in the Research and Development line item in our Consolidated Financial Statements.

      An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United States are denominated in local currencies. We hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts, the amount and cost of which have not been material. Changes in the fair market value of such hedging instruments are included in other comprehensive income. See Note 1(p) — “Summary of Significant Accounting Policies — Comprehensive Income” to the Consolidated Financial Statements.

      We continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Significant reductions in sales to any of our large customers would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us, and other customers have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have an adverse effect on our results of operations or financial condition. See Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Acquisitions and Expansion

      During fiscal 2000, we made an acquisition that was accounted for as a pooling of interests and our consolidated financials statements have been restated to reflect the combined operations of the merged companies for all periods presented. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

      We have also made a number of other acquisitions that were accounted for using the purchase method. Our consolidated financial statements include the operating results of each business from the date of acquisition.

      For further discussion of our acquisitions, see Note 12 — “Acquisitions” to the Consolidated Financial Statements.

      During the first quarter of fiscal 2003, we purchased certain operations of Lucent Technologies of Shanghai (“LTOS”) in Shanghai, China. We acquired these operations in an effort to enhance our competencies in complex optical assembly and design services, to broaden our base of manufacturing for the communications industry in Asia and to strengthen our relationship with Lucent Technologies (“Lucent”). Simultaneous with the purchase, we entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. The transaction will be accounted for under the purchase method of accounting. Total consideration paid was approximately $75.0 million in cash. Funding for this acquisition was provided by current working capital.

      During the first quarter of fiscal 2003, we purchased certain operations of Seagate Technology — Reynosa, S. de R.L. de C.V. (“Seagate”) in Reynosa, Mexico. We acquired these operations to expand our repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, our wholly owned subsidiary entered into a two-year agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. The transaction will be accounted for under the purchase method of accounting. Total consideration paid was approximately $26.0 million in cash. Funding for this acquisition was provided by current working capital.

      During the first quarter of fiscal 2003, we purchased certain operations of Philips Electronics (“Philips”) in Austria, Brazil, China, Hungary, Poland and Singapore. We expect to complete the purchase of three remaining sites by the end of January 2003. We acquired these operations to broaden our base in the consumer electronics industry, to expand our global footprint and to strengthen our relationship with Philips. Simultaneous with the purchase, we entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacture of a wide range of consumer products. The transaction will be accounted for under the purchase method of accounting. Total consideration paid was approximately $210.0 million in cash. Funding for this acquisition was provided by current working capital. While management currently anticipates that the remaining portions of the transaction will close by the end of January 2003, there is no assurance that we will ultimately consummate the remaining portions of the acquisition.

      On September 1, 2002, we announced that we had entered into an agreement with Quantum Corporation (“Quantum”) to purchase certain operations in Penang, Malaysia. Consummation of the acquisition is subject to the satisfaction of customary conditions, including government approval. We intend to acquire these operations in an effort to broaden our base of manufacturing for the computing and storage sector in Asia and to further strengthen our relationship with Quantum. While management currently anticipates that the transaction will close in the first half of fiscal 2003, there is no assurance that we will ultimately consummate the acquisition.

      During fiscal year 2002, we continued construction of our greenfield expansion in Guangzhou, China, which is expected to be completed during fiscal 2003.

      See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions.”

Critical Accounting Policies and Estimates

      The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

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

      We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. Management regularly assesses inventory valuation based on current and forecasted usage and other lower of cost or market considerations. If actual market conditions or our customer’s product demands are less favorable than those projected, additional valuation adjustments may be necessary.

      We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations as a result of a change in our business strategy.

      We have recorded intangible assets (including goodwill) based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, which we early-adopted effective September 1, 2001, we completed the transitional impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of the date of adoption. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from its estimated future cash flow. We completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

      We recognized restructuring charges in fiscal 2002 and 2001 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 13 — “Restructuring” to the Consolidated Financial Statements.

Results of Operations

      The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

	Years Ended August 31,

	2002	2001	2000

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	90.6	90.9	89.9

Gross profit	9.4	9.1	10.1
Selling, general and administrative expense	5.7	4.3	3.7
Research and development	0.2	0.2	0.1
Amortization of intangibles	0.4	0.1	0.1
Acquisitions and merger-related charges	0.2	0.2	0.2
Restructuring and other charges	1.5	0.6	—

Operating income	1.4	3.7	6.0
Interest income	(0.3)	(0.2)	(0.2)
Interest expense	0.4	0.1	0.2

Income before income taxes	1.3	3.8	6.0
Income taxes	0.3	1.1	1.9

Net income	1.0%	2.7%	4.1%

Fiscal Year Ended August 31, 2002 Compared to Fiscal Year Ended August 31, 2001

      Net Revenue. Our net revenue decreased 18.1% to $3.5 billion for fiscal year 2002, down from $4.3 billion in fiscal year 2001. The decrease was due to a 49.3% decrease in production of computing and storage products, a 37.5% decrease in production of peripheral products and a 13.7% decrease in production of networking products due to softening demand in those sectors. These decreases were offset in part by 58.1% and 27.5% increases in production of instrumentation and medical and consumer products, respectively, due to the addition of new customers and organic growth in those sectors.

      Foreign source revenue represented 60.6% of our net revenue for fiscal year 2002 and 50.3% of revenue for fiscal 2001. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in England, France, Italy, Malaysia and Scotland. The percentage of foreign source revenue also increased as a result of the current economic conditions in the U.S. As our overall revenue has fallen, our U.S. based revenues have decreased proportionally more than the decreases in the Asian, Latin American and European markets.

      Gross Profit. Gross profit increased to 9.4% in fiscal year 2002 from 9.1% in fiscal year 2001 primarily due to an increase in the portion of manufacturing-based revenue and due to cost reductions realized from our restructuring activities during the last six quarters.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $203.8 million (5.7% of net revenue) in fiscal year 2002 from $184.1 million (4.3% of net revenue) in fiscal year 2001. This dollar increase was attributable to locations acquired in late fiscal 2001 and fiscal 2002 and to a full year’s operations in facilities that were under construction or starting production during fiscal 2001. The increase as a percentage of net revenue was impacted by the increase in absolute dollars as well as by decreased revenues in fiscal year 2002.

      Research and Development. Research and development expenses in fiscal year 2002 increased to $7.9 million from $6.4 million in fiscal year 2001 but remained at 0.2% of net revenue for each of the years ended August 31, 2002 and 2001, respectively. Despite the recent economic conditions that negatively impacted the demand for our services, we continue to engage in research and development activities, including design of circuit board assemblies and the related production process, development of new products and new failure analysis techniques at our historical levels.

      Amortization of Intangibles. We recorded $15.1 million of amortization of intangibles in fiscal year 2002 as compared to $5.8 million in fiscal year 2001. This increase was attributable to the amortization of amortizable intangible assets arising from our acquisitions in England and Italy during late fiscal 2001 and in France, Malaysia, Scotland and the United States during fiscal 2002.

      We elected to early-adopt Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective the beginning of fiscal 2002. In accordance with SFAS 142, we ceased amortizing goodwill for fiscal 2002. For additional information regarding purchased intangibles, see Acquisitions and Expansion above, Note 1(f) — “Intangible Assets”, Note 4 — “Intangible Assets” and Note 12 — “Acquisitions” to the Consolidated Financial Statements.

      Acquisitions and Merger-Related Charges. During fiscal year 2002, we incurred $7.6 million in acquisition-related charges consisting of increased incremental staffing and support costs and legal and professional fees associated with the acquisitions in France, Malaysia, Scotland and the United States. See Note 12 — “Acquisitions” to the Consolidated Financial Statements.

      Restructuring and Other Charges. During fiscal 2002, we incurred $52.1 million in restructuring charges related to reductions in our cost structure. These charges included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites. These charges were largely intended to align our capacity and infrastructure to anticipated customer demand. Approximately $7.2 million related to asset write-off costs, $10.6 million to lease exit costs, $32.1 million to employee severance and termination benefit costs and $2.2 million in other restructuring costs. As of August 31, 2002, total liabilities of $21.4 million related to these restructuring activities are expected to be paid out within the next twelve months.

      The employee severance and benefit termination costs included in our restructuring charges are related to the elimination of approximately 2,800 employees during fiscal 2002. The majority of these employees were engaged in direct and indirect manufacturing activities in various facilities around the world. Costs related to lease commitments consist primarily of future lease payments for facilities vacated as a result of the consolidation of facilities. The fixed asset impairment charge primarily results from a decision made to vacate several smaller facilities in the United States, Europe and Asia due to current macroeconomic conditions. For additional information regarding restructuring costs, see Note 13 — “Restructuring” to the Consolidated Financial Statements.

      We currently expect to incur approximately $60 million to $80 million in additional restructuring charges during fiscal 2003 related to the closure of our Boise, Idaho plant and certain other restructuring activities, which are being evaluated in light of the current macroeconomic conditions.

      Interest Income. Interest income increased to $9.8 million in fiscal year 2002 from $8.2 million in fiscal year 2001 reflecting increased income on greater cash balances resulting from positive cash flow from operations during fiscal 2002 and the proceeds from our issuance of convertible notes completed in the third quarter of fiscal 2001. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

      Interest Expense. Interest expense increased to $13.1 million in fiscal year 2002, from $5.9 million in fiscal year 2001, primarily as a result of our issuance of convertible notes near the end of the third quarter of fiscal 2001 and imputed interest on deferred acquisition payments related to the Marconi acquisition.

      Income Taxes. In fiscal year 2002, our effective tax rate decreased to 22.4% from 28.7% in fiscal year 2001. The tax rate is predominantly a function of the mix of domestic versus international income from operations. As the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply. In addition to the increase in foreign source income, the effective tax rate for fiscal 2002, as compared to fiscal 2001 decreased due to the mix of the effective tax rates in the tax jurisdictions in which our restructuring and acquisition-related charges were incurred and the tax treatment of the amortization of intangibles in each jurisdiction. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Fiscal Year Ended August 31, 2001 Compared to Fiscal Year Ended August 31, 2000

      Net Revenue. Our net revenue increased 21.7% to $4.3 billion for fiscal year 2001, up from $3.6 billion in fiscal year 2000. The increase was due to a 111.4% increase in production of instrumentation and medical products, a 74.9% increase in production of consumer products, a 45.9% increase in production of telecommunications products, a 39.4% increase in production of networking products, and a 14.5% increase in production of automotive products.

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

      Gross Profit. Gross profit decreased to 9.1% in fiscal year 2001 from 10.1% in fiscal year 2000 reflecting a higher content of material-based revenue as well as relatively lower levels of capacity utilization than in fiscal 2000.

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

      Acquisition and Merger-Related Charge. During fiscal year 2001, we incurred $6.6 million in acquisition-related charges consisting of increased incremental staffing and support costs and legal and professional fees associated with the Marconi acquisition.

      Restructuring and Other Charges. During fiscal 2001, we incurred $27.4 million in restructuring and other charges related to reductions in our cost structure. These charges include reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites. Approximately $11.5 million related to asset write-off costs, $5.6 million to lease exit costs, $8.9 million to employee severance and benefit termination costs and $1.4 million in other restructuring costs. As of August 31, 2001, liabilities relating to these restructuring activities, totaling $5.5 million, are expected to be paid out within the next twelve months.

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

      Income Taxes. In fiscal year 2001, our effective tax rate decreased to 28.7% from 31.5% in fiscal year 2000. The effective tax rate is predominantly a function of the mix of domestic versus international income from operations. Our international operations have been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary. Such tax holidays are subject to conditions with which we expect to comply. See Note 6 — “Income Taxes” to the Consolidated Financial Statements for fiscal 2001.

Quarterly Results (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the 2002 and 2001 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2002								Fiscal 2001

	Aug. 31,		May 31,		Feb. 28,		Nov. 30,		Aug. 31,		May 31,		Feb. 28,		Nov. 30,
	2002		2002		2002		2001		2001		2001		2001		2000

	(In thousands, except per share data)
Net revenue	$988,223		$850,602		$822,074		$884,567		$944,061		$1,046,464		$1,211,175		$1,128,955
Cost of revenue	892,597		766,737		748,582		802,959		860,171		956,199		1,102,737		1,017,482

Gross profit	95,626		83,865		73,492		81,608		83,890		90,265		108,438		111,473
Selling, general and administrative expense	55,106		49,404		49,732		49,603		47,131		46,009		46,892		44,080
Research and development	2,053		2,074		1,859		1,878		1,730		1,737		1,553		1,428
Amortization of intangibles	4,624		3,467		4,180		2,842		3,394		821		828		777
Acquisitions and merger-related charges (1,2)	3,951	(1)	1,068	(1)	546	(1)	2,011	(1)	1,945	(2)	3,770	(2)	843	(2)	—
Restructuring and other charges (1,2)	27,555	(1)	—	(1)	10,446	(1)	14,142	(1)	11,808	(2)	15,558	(2)	—		—

Operating income	2,337	(1)	27,852	(1)	6,729	(1)	11,132	(1)	17,882	(2)	22,370	(2)	58,322	(2)	65,188
Interest income	(2,509)		(3,073)		(2,008)		(2,171)		(2,298)		(2,086)		(1,365)		(2,494)
Interest expense	3,041		3,766		3,465		2,783		2,630		468		2,320		439

Income before income taxes	1,805		27,159		5,272		10,520		17,550		23,988		57,367		67,243
Income tax expense (benefit)	(27)		6,353		1,570		2,145		6,309		5,180		16,641		19,501

Net income	$1,832	(1)	$20,806	(1)	$3,702	(1)	$8,375	(1)	$11,241	(2)	$18,808	(2)	$40,726	(2)	$47,742

Earnings per share:
Basic	$0.01		$0.11		$0.02		$0.04		$0.06		$0.10		$0.21		$0.25

Diluted	$0.01	(1)	$0.10	(1)	$0.02	(1)	$0.04	(1)	$0.06	(2)	$0.09	(2)	$0.21	(2)	$0.24

Common shares used in the calculations of earnings per share:
Basic	197,787		197,481		197,305		197,012		194,756		191,234		190,931		190,526

Diluted	200,643		200,997		201,348		199,515		199,621		198,101		198,325		198,907

      The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal 2002							Fiscal 2001

	Aug. 31,		May 31,		Feb. 28,		Nov. 30,	Aug. 31,		May 31,		Feb. 28,		Nov. 30,
	2002		2002		2002		2001	2001		2001		2001		2000

Net revenue	100.0%		100.0%		100.0%		100.0%	100.0%		100.0%		100.0%		100.0%
Cost of revenue	90.3		90.2		91.1		90.8	91.1		91.4		91.0		90.1

Gross profit	9.7		9.8		8.9		9.2	8.9		8.6		9.0		9.9
Selling, general and Administrative expense	5.6		5.8		6.0		5.6	5.0		4.4		3.9		3.9
Research and development	0.2		0.3		0.2		0.2	0.2		0.1		0.1		0.1
Amortization of intangibles	0.5		0.4		0.5		0.3	0.3		0.1		0.1		0.1
Acquisitions and merger-related charges (1,2)	0.4	(1)	0.1	(1)	0.1	(1)	0.2	0.2	(2)	0.4	(2)	0.1	(2)	—
Restructuring and other charges	2.8	(1)	—	(1)	1.3	(1)	1.6	1.2	(2)	1.5	(2)	—	(2)	—

Operating income	0.2	(1)	3.2	(1)	0.8	(1)	1.3	2.0	(2)	2.1	(2)	4.8	(2)	5.8
Interest income	(0.3)		(0.4)		(0.2)		(0.2)	(0.2)		(0.2)		(0.1)		(0.2)
Interest expense	0.3		0.4		0.4		0.3	0.3		—		0.2		—

Income before income taxes	0.2		3.2		0.6		1.2	1.9		2.3		4.7		6.0
Income tax expense (benefit)	0.0		0.8		0.2		0.3	0.7		0.5		1.3		1.8

Net income	0.2	%(1)	2.4	%(1)	0.4	%(1)	0.9%	1.2	%(2)	1.8	%(2)	3.4	%(2)	4.2%

(1)	In connection with the acquisition of certain manufacturing facilities of Marconi, we recorded acquisition charges of $4.0 million ($2.5 million after-tax), $1.1 million ($0.7 million after-tax), $0.5 million ($0.3 million after-tax) and $2.0 million ($1.3 million after-tax) during the quarters ended August 31, 2002, May 31, 2002, February 28, 2002 and November 30, 2001, respectively. We also recorded charges of $27.6 million ($22.3 million after-tax), $10.4 million ($7.7 million after-tax) and $14.1 million ($10.1 million after-tax) related to the restructuring of our business during the quarters ended August 31, 2002, February 28, 2002 and November 30, 2001, respectively. Operating income excluding these charges was $33.8 million (3.4% of net revenue), $28.9 million (3.4% of net revenue), $17.7 million (2.2% of net revenue) and $27.3 million (3.1% of net revenue) for the quarters ended August 31, 2002, May 31, 2002, February 28, 2002 and November 30, 2001, respectively. Net income excluding these charges was $26.6 million (2.7% of net revenue), $21.5 million (2.5% of net revenue), $11.7 million (1.4% of net revenue) and $19.8 million (2.2% of net revenue) and diluted earnings per share was $0.13, $0.11, $0.06 and $0.10 for the quarters ended August 31, 2002, May 31, 2002, February 28, 2002 and November 30, 2001, respectively.

(2)	In connection with the acquisition of certain manufacturing facilities of Marconi, we recorded acquisition charges of $1.9 million ($1.2 million after-tax), $3.8 million ($2.3 million after-tax), and $0.8 million ($0.6 million after-tax) during the quarters ended August 31, 2001, May 31, 2001 and February 28, 2001, respectively. We also recorded charges of $11.8 million ($11.0 million after-tax) and $15.6 million ($10.6 million after-tax) related to the restructuring of our business during the quarters ended August 31, 2001 and May 31, 2001, respectively. Operating income excluding these charges was $31.6 million (3.4% of net revenue), $41.7 million (4.0% of net revenue) and $59.2 million (4.9% of net revenue) for the quarters ended August 31, 2001, May 31, 2001 and February 28, 2001, respectively. Net income excluding these charges was $23.5 million (2.5% of net revenue), $31.7 million (3.0% of net revenue) and $41.3 million (3.4% of net revenue) and diluted earnings per share was $0.12, $0.16 and $0.21 for the quarters ended August 31, 2001, May 31, 2001 and February 28, 2001, respectively.

Liquidity and Capital Resources

      At August 31, 2002, we had cash and cash equivalents balances totaling $640.7 million, total notes payable, long-term debt and capital lease obligations of $363.4 million and $600.0 million available for borrowings under our credit facility and accounts receivable securitization program.

      Net cash provided by operating activities for fiscal 2002 was $554.1 million. This consisted of $34.7 million of net income, $188.3 million of depreciation and amortization, $80.4 million from decreases in accounts receivable, $154.5 million from decreases of inventory, $67.8 million from increases in accounts payable and accrued expenses and $28.6 million of non-cash restructuring charges. The decrease in inventory was due to reduced levels of business during fiscal 2002. Consistent with the last half of fiscal 2001, we continued to experience reduced levels of demand from many of our customers in response to the general economic downturn. Inventory levels were decreased in line with new levels of expected demand. The decrease in accounts receivable was due to the decreased revenue during fiscal 2002, accompanied by improved collections of outstanding balances. The increase in accounts payable and accrued expenses was a result of an increased emphasis on cash management as well as the timing of purchases near year-end.

      Net cash used in investing activities of $350.4 million for fiscal 2002 consisted of our capital expenditures of $85.5 million for construction and equipment worldwide and cash paid of $278.6 million in the acquisition of businesses, net of $13.7 million of proceeds from the sale of property and equipment. Consistent with the reduced levels of demand we experienced during fiscal 2002, our capital expenditures were significantly lower in fiscal 2002 compared to fiscal 2001. We also continued construction of a new manufacturing facility in Guangzhou, China to support expected future capacity needs in this low-cost region.

      Net cash provided by financing activities of $6.4 million for fiscal 2002 resulted primarily from $14.7 million in proceeds from the issuance of common stock for the exercise of stock options and the employee stock purchase plan, offset by the repayment of an installment of principal on our private placement debt. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 8 — “Stockholders’ Equity” to the Consolidated Financial Statements.

      We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facility, as well as additional public and private offerings of our debt and equity. During the first quarter of fiscal 1999, we filed a “shelf” registration statement registering the potential sale of debt and equity securities in the future, from time-to-time, to augment our liquidity and capital resources. In August 2000, we effectively increased the amount of unissued securities under our shelf registration statement from $750 million to $1.5 billion. In May 2001, we issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $337.5 million. The notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. Holders may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. In June 2000, we sold 13.0 million shares of our common stock, which generated net proceeds to us of approximately $525.4 million. These offerings were made pursuant to that registration statement.

      In August 2000, we established a $225.0 million account receivables securitization program with a syndicate of banks with an expiration date in August 2001, which was later extended to November 2001. We renewed the facility with a new funding capacity of $100.0 million in November 2001 and again in May 2002. The facility expires in May 2003. There were no borrowings outstanding under the facility at August 31, 2002. Interest is payable based on designated commercial paper rates plus agreed upon margins. We have a committed line of credit facility in place with a syndicate of banks that provides up to $500.0 million of working capital borrowing capacity, which expires April 6, 2003. There were no borrowings outstanding under the facility at August 31, 2002. We allowed an additional $250.0 million 364-day credit facility to expire in May 2002, given our current cash balance, our existing credit facility and the accounts receivable securitization program. We expect to renew our credit facilities during the first quarter of fiscal 2003.

      Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations. It is possible that future acquisitions may be significant and may require the payment of cash. For example, we have entered into a number of transactions in which we acquired or will acquire OEM facilities for cash during the first half of fiscal 2003. See “Acquisitions and Expansion.” Future liquidity needs will also depend on fluctuations in levels of inventory, the timing of expenditures for new equipment, levels of shipments and changes in volumes of customer orders.

      We believe that during fiscal year 2003, our capital expenditures, excluding acquisitions, will be approximately $90 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which includes cash on hand, available borrowings, and funds provided by operations, will be more than adequate to fund these expenditures, the expected cash needed for announced acquisitions and working capital requirements for fiscal 2003. Consummating any significant amount of additional acquisition opportunities, which we regularly explore, would increase our capital needs and, possibly, result in our need to increase our borrowings and to access public and private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity with terms that we consider acceptable. See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions, — We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.”

      Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of August 31, 2002 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)

		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Notes payable, long-term debt and long-term lease obligations	$363,360	$8,692	$9,668	$—	$345,000
Operating leases	139,361	27,028	51,465	23,829	37,039
Other long-term obligations	39,500	—	39,500	—	—

Total contractual cash obligations	$542,221	$35,720	$100,633	$23,829	$382,039

      The notes payable and long-term debt require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. In addition, they require compliance with operating covenants, which limit, among other things, the incurrence of additional indebtedness by us and our subsidiaries. We were in compliance with the respective covenants as of August 31, 2002.

FACTORS AFFECTING FUTURE RESULTS

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

      Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions

•	the level and timing of customer orders

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs

•	the composition of the costs of revenue between materials, labor and manufacturing overhead

•	price competition

•	our level of experience in manufacturing a particular product

•	the degree of automation used in our assembly process

•	the efficiencies achieved in managing inventories and fixed assets

•	fluctuations in materials costs and availability of materials

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

      The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products, our customers’ inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results.”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

      For the fiscal year ended August 31, 2002, our four largest customers accounted for approximately 50% of our net revenue and 27 customers accounted for over 95% of our net revenue. For the fiscal year ended August 31, 2002, Cisco Systems, Inc. and Marconi Communications, accounted for approximately 24% and 13% of our net revenue, respectively. We are dependent upon the continued growth, viability and financial stability of our customers whose industries have experienced rapid technological change, short product life cycles, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Customers and Marketing.”

Our customers may be adversely affected by rapid technological change.

      Our customers compete in markets that are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services. These conditions frequently result in short product life cycles. Our success will depend largely on the success achieved by our customers in developing and marketing their products. If technologies or standards supported by our customers’ products become obsolete or fail to gain widespread commercial acceptance, our business could be materially adversely affected.

We depend on the electronics industry, which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business.

      Factors affecting the electronics industry in general could seriously harm our customers and, as a result, us. These factors include:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested, the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance; and

•	recessionary periods in our customers’ markets.

      If any of these factors materialize, our business would suffer.

      In addition, if we are unable to offer technologically advanced, cost effective, quick response manufacturing service to customers, demand for our services will also decline. A substantial portion of our net sales is derived from our ability to offer complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net sales may significantly decline.

Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.

      The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products

•	our customers’ attempts to manage their inventory

•	electronic design changes

•	changes in our customers’ manufacturing strategy

•	acquisitions of or consolidations among customers

•	recessionary conditions in customers’ industries

      Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. In addition, the current business environment resulting from uncertainties relating to terrorist activities and economic recession has made planning even more complex. A business downturn resulting from any of these external factors could have a material adverse effect on our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Backlog.”

Our customers may cancel their orders, change production quantities or delay production.

      Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers’ products in the market affects our business. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results.

      In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of those customers.

      On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross margins and operating results.

We compete with numerous providers of electronic manufacturing services, including our current or potential customers who may decide to manufacture all of their products internally.

      The electronic manufacturing services business is highly competitive. We compete against numerous domestic and foreign manufacturers, including Celestica, Inc., Flextronics International, Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations and some have substantially greater manufacturing, financial, research and development, and marketing resources than us. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally versus the advantages of outsourcing. See “Business — Competition.”

Increased competition may result in decreased demand or prices for our services.

      The electronics manufacturing services industry is highly competitive. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

      Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, research and development, sales and marketing resources than we do. These competitors may:

•	respond more quickly to new or emerging technologies;

•	have greater name recognition, critical mass and geographic and market presence;

•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their services; and

•	be better positioned to compete on price for their services.

      We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

If we do not manage our growth effectively, our profitability could decline.

      We have grown rapidly. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Any delay in integrating our new information systems could disrupt our operations and cause unanticipated increases in our costs.

      We have completed the installation of an Enterprise Resource Planning system in sixteen of our manufacturing sites and in our corporate location. We are in the process of installing this system in our remaining plants, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these new information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

We may not achieve expected profitability from our acquisitions.

      We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

•	Financial risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions; and (5) possible adverse tax and accounting effects.

•	Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; and (5) unforeseen difficulties in the acquired operations.

      We have acquired and will continue to pursue the acquisition of manufacturing and supply chain management operations from OEM’s. In these acquisitions, the divesting OEM will typically enter a supply arrangement with the acquiror. Therefore, the competition for these acquisitions is intense. In addition, certain OEM’s may not choose to consummate these acquisitions with us because of our current supply arrangements with other OEM’s. If we are unable to attract and consummate some of these acquisition opportunities, our growth could be adversely impacted.

      Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume, product quality, timeliness and pricing requirements, and our ability to achieve the OEM’s expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.

      Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devices. Such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Components Procurement.”

We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations.

      We derived over 60% of our revenues from international operations in fiscal year 2002. We currently operate outside the United States in Brussels, Belgium; Contagem, Brazil; Panyu, China; Coventry, England; Brest and Meung-sur-Loire, France; Tiszaujvaros, Hungary; Dublin, Ireland; Bergamo and Marcianise, Italy; Penang, Malaysia; Chihuahua and Guadalajara, Mexico and Ayr and Livingston, Scotland. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations

•	political and economic instability

•	unexpected changes in regulatory requirements and laws

•	longer customer payment cycles and difficulty collecting accounts receivable export duties, import controls and trade barriers (including quotas)

•	governmental restrictions on the transfer of funds to us from our operations outside the United States

•	burdens of complying with a wide variety of foreign laws and labor practices

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses

•	inability to utilize net operating losses incurred by our foreign operations to reduce our U.S. income taxes

      In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to maintain our engineering, technological and manufacturing process expertise.

      The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•	hire, retain and expand our qualified engineering and technical personnel;

•	maintain technological leadership;

•	develop and market manufacturing services that meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

      Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements could have an adverse effect on our business.

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

      Our executive officers, directors, principal stockholders, and their affiliates collectively beneficially own 22.0% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owns 16.9%. As a result, our executive officers, directors, principal stockholders and their affiliates have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

Our stock price may be volatile due to factors beyond our control.

      Our common stock is traded on the New York Stock Exchange. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in the contract manufacturing, networking, telecommunications, computing and storage, instrumentation and medical, computer, peripherals, automotive and consumer products industries. Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

Provisions in our Certificate of Incorporation, Bylaws, Stockholder Rights Plan and Delaware Law may discourage certain takeover transactions.

      The Corporation Law of the State of Delaware and our certificate of incorporation and bylaws each contain certain provisions that may, in effect, discourage, delay or prevent a change of control of Jabil or unsolicited acquisition proposals from taking place. During fiscal year 2002, we adopted a stockholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire Jabil in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, or could limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We are subject to the risk of increased taxes.

      We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes.

      Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available. Our taxes could increase if certain tax holidays or incentives are retracted, or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase.

We are subject to risks of currency fluctuations and hedging operations.

      A portion of our business is conducted in the Chinese renminbi, the Euro, the Mexican peso and the Brazilian real. In recent years, the Brazilian real and the Mexican peso have experienced significant devaluations. Changes in exchange rates between these and other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge U.S. dollar and other foreign currency commitments arising from trade accounts payable and fixed purchase obligations.

Because we hedge only fixed obligations, we do not expect that these hedging activities will harm our results of operations or cash flows. Our hedging activities, however, may be unsuccessful, and we may change or reduce our hedging activities in the future. As a result, we may experience significant unexpected expenses from fluctuations in exchange rates.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

      We pay interest on outstanding borrowings under our $500 million revolving credit facility at interest rates that fluctuate based upon changes in various base interest rates. As of August 31, 2002, we did not have outstanding borrowings under our revolving credit facilities. We also have funding costs associated with the asset-backed securitization. Costs are, in part, based on commercial paper rates. As of August 31, 2002, we did not have any outstanding borrowings under the asset-backed securitization. An adverse change in the base rates upon which our interest rate is determined could have a material adverse effect on our financial position, results of operations and cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

      We transact business in various foreign countries and enter into foreign currency contracts, specifically forward contracts to hedge transactional exposure. Transactional exposure primarily consists of vendor payments, payroll and local expenses. We adopted FAS No. 133, as amended by FAS 137 and 138, and as such, all foreign currency forward contracts are reported on the balance sheet at fair value.

      As of August 31, 2002, we had no outstanding forward contracts. Forward contracts generally expire in less than a month and settle in Euro, British Pounds, Mexican Peso and Japanese Yen.

Interest Rate Risk

      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of August 31, 2002, the outstanding amount in the investment portfolio was $237.1 million, comprised mainly of money market funds with an average return of 1.76%.

      Our existing debt is at fixed rates. We have private placement debt with a principal balance of $16.7 million, maturing in two equal payments in May 2003 and May 2004, which has a fixed rate of interest at 6.89%. We are not exposed to interest rate risk on the private placement debt because (i) the interest on the principal amount is fixed at 6.89% and (ii) the principal payments are fixed.

      We have also issued convertible debt with a principal maturity of $345 million due in May 2021. The notes can be redeemed by the holder at par value plus accrued interest on May 15, 2004, May 15, 2006, May 15, 2009 and May 15, 2014. We are not exposed to interest rate risk on the convertible debt because (i) the interest on the principal amount is fixed at 1.75%, (ii) the principal payable at maturity is fixed and (iii) the conversion into our common stock is fixed.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Affecting Future Results  — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, — We derive a substantial portion of our revenues from our international operations, which are subject to greater volatility and often require more management time and expense to achieve profitability than our domestic operations, and — An adverse change in the interest rates for our borrowings could adversely affect our financial condition.” See Note 1

— “Summary of Significant Accounting Policies”, Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 10 — “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

      Certain information required by this item is included in Item 7 of Part II of this Report under the heading “Quarterly Results” and is incorporated into this item by reference. All other information required by this item is included in Item 15 of Part IV of this Report and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with our accountants on accounting and financial disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the information set forth under the caption “Proposal No. 1: Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended August 31, 2002.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2002.

Our Executive Officers

      Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our officers and directors.

      Timothy L. Main (age 45) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and an MIM from the American Graduate School of International Management (Thunderbird).

      Mark Mondello (age 38) was promoted to Chief Operating Officer in November 2002. Mondello joined Jabil Circuit in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. Mondello holds a B.S. in Mechanical Engineering from the University of South Florida.

      Scott Brown (age 40) was named Executive Vice President in November 2002. Brown joined Jabil Circuit as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Brown has served as Senior Vice President, Strategic Planning since

November 2000. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. Brown holds a B.S. in Economics from the University of Michigan.

      Chris Lewis (age 42) has served as Chief Financial Officer since August 1996. Lewis joined Jabil as Treasurer in June 1995. Prior to joining Jabil, Lewis served as U.S. Controller of Peek PLC and was a CPA with the accounting firm of KPMG Peat Marwick. Lewis holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

      John Lovato (age 42) was named Senior Vice President, Business Development in November 2002. Lovato joined Jabil in 1990 as Business Unit Manager, served as General Manager of Jabil’s California operation and in 1999 was named Vice President, Global Business Units. Before joining Jabil, Lovato held positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

      William E. Peters (age 39) was named Senior Vice President, Operations in November 2000. Peters joined Jabil in 1990 as a buyer, was promoted to Purchasing Manager and in 1993 was named Operations Manager for Jabil’s Michigan facility. Peters served as Vice President, Operations from January 1999 to November 2000. Prior to joining Jabil, Peters was a financial analyst for Electronic Data Systems. Peters earned a B.A. in Economics from Michigan State University.

      Wesley “Butch” Edwards (age 50) was named Senior Vice President, Strategic Operations in November 2000. Edwards joined Jabil as Manufacturing Manager of Jabil’s Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. Edwards was named Vice President, Operations in May 1994 and was promoted to Senior Vice President, Operations in August 1996. He holds an M.B.A. from the University of Florida.

      J. Patrick Redmond (age 42) has served as Jabil’s Controller since July 1999. Redmond joined Jabil in May 1995 as Plant Controller for the Florida operation and later became Plant Controller for the Scotland facility. Prior to joining Jabil, Redmond was Plant Controller for Loral Data Systems and held a variety of financial and business management positions at Schlumberger. Redmond earned a B.A. in Accounting from the University of South Florida.

      Robert L. Paver (age 46) joined Jabil Circuit as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Fla. He has served as an adjunct professor of law at Stetson University College of Law since 1985. Paver holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

      Forbes I.J. Alexander (age 42) has served as Treasurer since November 1996. Alexander joined Jabil in 1993 as Controller of our Scottish operation and was promoted to Assistant Treasurer in April 1996. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Fellow at the Chartered Institute of Management Accountants. He holds a B.A. in Accounting from Dundee College, Scotland.

      Steve Borges (age 34) was named Vice President, Business Development in November 2002. Borges joined Jabil in 1993 and has served in various manufacturing positions including line manager, procurement and planning. In 1996 Borges was named Business Unit Manager and was promoted to Senior Director of Business Development for the America’s in 2001. Prior to joining Jabil, Borges worked at GTE Government Systems as a Program Analyst. He holds a B.S. in Business Administration from Fitchburg State College.

      Rick Evans (age 35) was named Vice President, Business Development — Asia Pacific in April 2001. Evans joined Jabil in 1989 serving in a variety of manufacturing-related positions, including Business Unit Director and Senior Director — Asia Pacific Business Development. He holds a B.S. in Business Administration from Tampa College.

      Beth A. Walters (age 42) was named Vice President, Communications & Investor Relations in November 1998. She joined Jabil in 1992 as Marketing Communications Manager and was promoted to Director of Communications in 1994. Prior to joining Jabil, Walters owned a marketing communications firm. Walters holds a B.S. in Political Science from American University in Washington, DC and an M.A. in Political Science from the University of Hawaii.

      Roddy A. MacPhee (age 42) was named Vice President, European Business Development in October 2000. MacPhee joined Jabil in February 1993 as Quality Engineering Manager and has held various positions in business development, most recently Senior Director of Business Development for Europe. Prior to Jabil, MacPhee held positions with Compaq Computer Inc., Polaroid Inc. and Pilikington Defence Electronics. MacPhee holds Higher National Certificates in both Mechanical and Production Engineering and has an MBA from the University of Strathclyde.

      Joseph McGee (age 40) was named Vice President, Global Business Units in October 2000. He joined Jabil in 1993 as a Business Unit Manager at Jabil Scotland and has held several positions, including Director of Business Development, Jabil Malaysia and General Manager of Jabil California. Prior to Jabil, McGee held positions with Sun Microsystems and Philips. McGee earned a PhD in Thermodynamics and Fluid Mechanics and a B.S. in Mechanical Engineering from the University of Strathclyde and holds an MBA from the University of Glasgow.

      Bill Muir (age 34) was named Vice President, Global Business Units in November 2002. Muir joined Jabil in 1992 as a Quality Engineer, has served in management positions in Florida and Michigan, and served as Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua. Muir was promoted to Vice President, Operations — Americas in February 2001. Muir holds a Bachelor’s degree in Industrial Engineering and an MBA from the University of Florida.

      Brian Althaver (age 46) was named Vice President, Jabil Automotive Group in October 2000. Althaver joined Jabil in September 1999 as Director of Corporate Development with 15 years of international management experience in both automotive and electronics manufacturing. Althaver holds a B.S. in Labor and Industrial Relations from Michigan State University and a Master’s Degree in International Management from the American Graduate School of International Management.

      Jeffrey J. Lumetta (age 39) was named Vice President of Jabil Technology Services in November 2000. Lumetta joined Jabil in 1986 as a Design Engineer, and was promoted to Manager, Design Engineering at the Florida facility in 1994. Lumetta served as Vice President, Design Services from November 1996 to November 2000. Lumetta holds a B.S. in Electrical Engineering from Michigan Technological University.

      Michael F. Ward (age 51) was named Vice President, Operational Development and Supply Chain Management in October 2000. Ward joined Jabil Circuit in 1993 as plant operations manager and was promoted to Vice President, Information Technology in May 1998. Prior to Jabil, Ward held positions at Seagate Technology, Honeywell and Burroughs Machines. Ward holds degrees in Electronic and Electrical Engineering and Mechanical Engineering from Bell College of Technology Hamilton, Scotland.

      Jace Dees (age 43) was named Vice President of Operations, Americas in November 2002 Dees joined Jabil in 1995 as Business Unit Manager and most recently served as Senior Business Unit Director. Prior to Jabil, Dees held business development positions with GSS/Array, Gamet Association and Sigma Circuits. Dees holds a Bachelor’s degree in Marketing from California State University, Chico.

      Teck Ping Yuen (age 47) was named Vice President, Operations — Asia in August 2001. Yuen joined Jabil in 1995, serving as the Operations Manager in Penang, Malaysia. Yuen was promoted to Senior Director of Operations — Asia, where he held operational responsibilities for the Malaysia and China facilities. Yuen earned degrees in Industrial Engineering and Production Engineering from the University of Oklahoma and Singapore Polytechnic, respectively.

      Courtney Ryan (age 33) was named Vice President, Operations — Europe in February 2001. Ryan joined Jabil in 1993 as a Quality Engineer and held several positions in Florida and Michigan, including

Workcell Manager, Business Unit Manager and Operations Manager. Ryan holds a B.S. in Economics and an MBA, both from the University of Florida.

      David S. Emerson (age 45) has served as Vice President, Sales and Marketing for the Americas since October 2000. Emerson joined Jabil in 1995 as a Business Unit Manager. Prior to joining Jabil, Emerson held positions with SCI Systems, General Signal and Schlumberger. Emerson holds a B.A. in Business from Pacific University.

      Frank Krajcirovic (age 54) has served as Vice President, Quality Control since June 1988. Krajcirovic joined Jabil in 1982 as a Quality Engineer was promoted to Manager of Quality in 1983 and to Director of Quality in September 1987. Prior to joining Jabil, Krajcirovic held positions with Massey Ferguson, Inc. and Fundimensions, Inc. He holds a B.S. in Electrical Engineering from the City of Brno College, Czechoslovakia.

Item 11.	Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors — “Compensation of Directors” and “Executive Officer Compensation” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information — Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2002.

      Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2002.

Item 14.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

      We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

      The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

      Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements. Our consolidated financial statements, and related notes thereto, with independent auditors report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 40 of this report.

2. Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 40 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(c) below.

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the year ended August 31, 2002.

      (c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

      (d) Financial Statement Schedules. See Item 15(a) above.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Jabil Circuit, Inc:

      We have audited the accompanying consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

October 18, 2002

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	August 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents (note 1)	$640,735	$430,652
Accounts receivable, less allowance for doubtful accounts of $4,689 in 2002 and $4,411 in 2001 (note 9)	446,879	528,196
Inventories (note 2)	395,918	431,499
Refundable income taxes	49,411	4,622
Prepaid expenses and other current assets	34,128	33,997
Deferred income taxes (note 6)	21,273	17,832

Total current assets	1,588,344	1,446,798
Property, plant and equipment, net (note 3)	740,868	744,723
Goodwill (notes 1 and 4)	146,328	148,335
Intangible assets, net (notes 1, 4 and 12)	48,119	553
Other assets	24,247	17,169

Total assets	$2,547,906	$2,357,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 5)	$8,692	$8,333
Accounts payable	431,588	392,181
Accrued compensation and employee benefits	62,544	48,513
Other accrued expenses	90,558	55,748

Total current liabilities	593,382	504,775
Notes payable, long-term debt and long-term lease obligations less current installments (note 5)	354,668	361,667
Deferred income taxes (note 6)	41,323	36,960
Deferred grant proceeds	5,401	7,319
Other liabilities (note 12)	46,166	32,781

Total liabilities	1,040,940	943,502

Commitments and contingencies (note 11)
Stockholders’ equity (notes 1 and 8):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 197,950,937 shares in 2002, and 196,871,268 in 2001	198	197
Additional paid-in capital	926,345	868,869
Retained earnings	580,046	545,331
Accumulated other comprehensive income	377	(321)

Total stockholders’ equity	1,506,966	1,414,076

Total liabilities and stockholder’s equity	$2,547,906	$2,357,578

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except for per share data)

	Years ended August 31,

	2002	2001	2000

Net revenue (note 9)	$3,545,466	$4,330,655	$3,558,321
Cost of revenue	3,210,875	3,936,589	3,199,972

Gross profit	334,591	394,066	358,349
Operating expenses:
Selling, general and administrative	203,845	184,112	132,717
Research and development	7,864	6,448	4,839
Amortization of intangibles	15,113	5,820	2,724
Acquisitions and merger-related charges (note 12)	7,576	6,558	5,153
Restructuring and other charges (note 13)	52,143	27,366	—

Operating income	48,050	163,762	212,916
Interest income	(9,761)	(8,243)	(7,385)
Interest expense	13,055	5,857	7,605

Income before income taxes	44,756	166,148	212,696
Income taxes (note 6)	10,041	47,631	67,048

Net income	$34,715	$118,517	$145,648

Earnings per share:
Basic	$0.18	$0.62	$0.81

Diluted	$0.17	$0.59	$0.78

Common shares used in the calculations of earnings per share:
Basic	197,396	191,862	179,032

Diluted	200,782	202,223	187,448

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except for share data)

	August 31,	August 31,	August 31,
	2002	2001	2000

Net income	$34,715	$118,517	$145,648
Other comprehensive income (loss):
Foreign currency translation adjustment	875	107	(387)
Change in fair market value of derivative instruments	(177)	177	—

Comprehensive income	$35,413	$118,801	$145,261

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)

	Common stock				Accumulated
			Additional		Other	Net
	Shares		Paid-in	Retained	Comprehensive	Stockholders’
	Outstanding	Par value	Capital	Earnings	Income (loss)	Equity

Balance at August 31, 1999	174,703,179	$175	$296,688	$281,166	$(218)	$577,811
Exercise of stock options	2,268,203	2	10,192	—	—	10,194
Shares issued under employee stock purchase plan	279,303	—	6,812	—	—	6,812
Tax benefit of options exercised	—	—	4,294	—	—	4,294
Public offering, net of expenses	13,000,000	13	525,798	—	—	525,811
Comprehensive income	—	—	—	145,648	(387)	145,261

Balance at August 31, 2000	190,250,685	190	843,784	426,814	(605)	1,270,183

Stock options issued to non- employees	—	—	67	—	—	67
Exercise of stock options	6,103,623	7	11,604	—	—	11,611
Shares issued under employee stock purchase plan	516,960	—	4,964	—	—	4,964
Tax benefit of options exercised	—	—	8,450	—	—	8,450
Comprehensive income	—	—	—	118,517	284	118,801

Balance at August 31, 2001	196,871,268	197	868,869	545,331	(321)	1,414,076

Stock options issued to non- employees	—	—	59	—	—	59
Exercise of stock options	476,818	—	3,391	—	—	3,391
Shares issued under employee stock purchase plan	602,851	1	11,230	—	—	11,231
Tax benefit of options exercised	—	—	42,796	—	—	42,796
Comprehensive income	—	—	—	34,715	698	35,413

Balance at August 31, 2002	197,950,937	$198	$926,345	$580,046	$377	$1,506,966

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended August 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$34,715	$118,517	$145,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,308	155,388	99,337
Recognition of deferred grant proceeds	(1,918)	(1,532)	(1,127)
Deferred income taxes	922	9,056	13,769
Accrued interest on deferred acquisition payments	1,703	470	—
Non-cash restructuring charges	28,566	11,465	—
Non-cash tax benefit of options exercised	42,796	8,450	4,294
Increase in provision for doubtful accounts	887	1,371	648
(Gain)/loss on sale of property	(1,632)	(175)	2,467
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	80,430	(6,471)	(258,400)
Inventories	154,516	97,698	(255,615)
Prepaid expenses and other current assets	(114)	(3,013)	(15,648)
Other assets	1,881	(6,668)	308
Accounts payable and accrued expenses	67,837	(171,435)	307,316
Income taxes payable	(44,789)	(30,342)	(7,581)

Net cash provided by operating activities	554,108	182,779	35,416

Cash flows from investing activities:
Net cash paid for business acquisitions	(278,617)	(139,200)	(36,716)
Proceeds from sale of short-term investments	—	—	27,176
Acquisition of property, plant and equipment	(85,460)	(309,202)	(333,139)
Proceeds from sale of property, plant and equipment	13,704	6,886	6,339

Net cash used in investing activities	(350,373)	(441,516)	(336,340)

Cash flows from financing activities:
Payments of long-term debt	(8,333)	(8,333)	(32,490)
Net proceeds from issuance of convertible notes	—	337,549	—
Net proceeds from issuance of common stock under option and employee purchase plans	14,681	16,642	542,816
Proceeds from Scottish grant	—	5,929	2,251

Net cash provided by financing activities	6,348	351,787	512,577

Net increase in cash and cash equivalents	210,083	93,050	211,653
Cash and cash equivalents at beginning of period	430,652	337,602	125,949

Cash and cash equivalents at end of period	$640,735	$430,652	$337,602

Supplemental disclosure information:
Interest paid	$13,010	$4,209	$8,004

Income taxes paid, net of refunds received	$13,616	$52,227	$38,173

Tax benefit of options exercised	$42,796	$8,450	$4,294

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

      Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent supplier of contract manufacturing services for circuit board assemblies, subsystems and systems to major original equipment manufacturers (“OEMs”) in the networking, telecommunications, computing and storage, instrumentation and medical, computer, peripherals, automotive and consumer products industries. The Company’s manufacturing services combine a high volume, highly automated manufacturing approach with advanced design and manufacturing technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in Asia, Europe, the United States and Latin America.

      On September 13, 1999 the Company issued approximately 10.2 million shares of its common stock for all the outstanding common stock of GET Manufacturing, Inc. (“GET”), a China-based electronics manufacturing services provider to original equipment manufacturers serving the consumer electronics, telecommunications, medical and computer peripheral industries. The transaction was accounted for as a pooling of interests. There were no material transactions between the Company and GET prior to the merger. The effects of conforming GET’s accounting policies to those of the Company were not material.

      Significant accounting policies followed by the Company are as follows:

a.	Principles of Consolidation

      The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its subsidiaries, all of which are wholly-owned. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements.

      As discussed above and in Note 12, in September, 1999 the Company completed a merger with GET, which was accounted for as a pooling of interests in fiscal 2000. The accompanying historical consolidated financial statements were previously restated to reflect the impact of this transaction.

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

c.	Cash, Cash Equivalents and Other Financial Instruments

      The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds and commercial paper with original maturities of 90 days or less. At August 31, 2002 and 2001 cash equivalents totaled approximately $237.1 million and $110.4 million, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

d.	Inventories

      Inventories are stated at the lower of cost (first in, first out (FIFO) method) or market.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. The Company assesses the recoverability of goodwill and purchased intangibles under SFAS 142. See Note 1(f) — “Summary of Significant Accounting Policies” — “Intangible Assets.”

h.	Revenue Recognition

      The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is recognized when goods are shipped, or title passes. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment. Revenue is recorded net of estimated product returns, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured.

i.	Deferred Grant Proceeds

      The Company has been awarded grants related to the development of its Scottish operations. Grant funds are earned as certain milestones are met, and are being amortized over two to five-year periods based on the dates of the grant.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

k.	Earnings Per Share

      The following table sets forth the calculation of basic and diluted Earning Per Share (in thousands, except per share data).

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2002	2001	2000

	(In thousands except per share data)
Numerator:
Net Income	$34,715	$118,517	$145,648
Interest expensed on convertible debt, net of tax	—	1,277	—

Net Income	$34,715	$119,794	$145,648

Denominator:
Weighted average shares outstanding — basic	197,396	191,862	179,032
Stock options	3,386	7,290	8,416
Shares issuable upon conversion of convertible notes	—	3,071	—

Weighted average shares outstanding — diluted	200,782	202,223	187,448

Earnings per common share:
Basic	$0.18	$0.62	$0.81

Diluted	$0.17	$0.59	$0.78

      For the years ended August 31, 2002, 2001 and 2000, options to purchase 3,105,467, 580,313 and 138,732 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

      In addition, the calculation for the year ended August 31, 2002, did not include 8,406,960 common shares, issuable upon the conversion of the convertible subordinated notes as they would have been anti-dilutive. The calculation for the year ended August 31, 2002, also did not include $3.8 million in interest expense on convertible subordinated notes, which would have been extinguished had the conversion of the notes occurred, as the effect would have been anti-dilutive. However 3,071,000 weighted-average common shares were included in the calculation for the year ended August 31, 2001, as the effect of the converted shares was dilutive.

      For the years ended August 31, 2002, 2001 and 2000, interest expense on convertible debt, net of tax, was $3.8 million, $1.3 million and $0, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l.	Foreign Currency Transactions

      For the Company’s foreign subsidiaries, which use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in comprehensive income. Gains and losses arising from foreign currency transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in income. To date, the effect of such amounts on net income has not been material.

m.	Profit Sharing and 401(k) Plan

      The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. In addition, the Company provides retirement benefits to its domestic employees who have completed a 90-day period of service, through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the region in which it operates. Company contributions are at the discretion of the Company’s Board of Directors. The Company contributed approximately $18.0 million, $21.9 million and $14.9 million for the years ended August 31, 2002, 2001 and 2000, respectively.

n.	Stock Based Compensation

      Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options granted in fiscal 1996 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS 123.

o.	Stock Split

      On March 16, 2000, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock. Per share information in the accompanying consolidated financial statements and notes has been adjusted to reflect the impact of the common stock split for all periods presented.

p.	Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). Statement 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. The Company’s balance of accumulated other comprehensive income is composed of accumulated foreign currency translation gains of $0.4 million, net of tax, for the year ended August 31, 2002, and accumulated foreign currency translation losses of $0.5 million, net of

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax, and gains of $0.2 million, net of tax, resulting from the change in fair market value of derivative instruments, for the year ended August 31, 2001.

2.	Inventories

      Inventories consist of the following (in thousands):

	August 31,

	2002	2001

Raw materials	$284,318	$314,337
Work in process	67,023	58,555
Finished goods	44,577	58,607

	$395,918	$431,499

3.	Property, Plant and Equipment

      Property, plant and equipment consists of the following (in thousands):

	August 31,

	2002	2001

Land and improvements	$64,704	$34,761
Buildings	256,016	234,304
Leasehold improvements	39,102	37,205
Machinery and equipment	611,022	595,197
Furniture, fixtures and office equipment	48,228	37,053
Computer equipment	125,222	110,277
Transportation equipment	4,745	4,720
Construction in progress	57,018	40,129

	1,206,057	1,093,646
Less accumulated depreciation and amortization	465,189	348,923

	$740,868	$744,723

      Depreciation expense of approximately $173.2 million, $149.6 million and $96.6 million was recorded for the years ended August 31, 2002, 2001 and 2000, respectively.

      During the year ended August 31, 2001, the Company began construction of a manufacturing facility in Guangzhou, China and completed construction of facilities in Chihuahua, Mexico and Tiszaujvaros, Hungary. Construction of the Guangzhou facility continued during fiscal 2002 and is expected to be completed during fiscal 2003. During the years ended August 31, 2002, 2001, and 2000, the Company capitalized approximately $1.7 million, $3.0 million and $1.0 million, respectively, in interest related to the constructed facilities.

      Maintenance and repair expense was approximately $24.9 million, $22.1 million and $13.4 million for the years ended August 31, 2002, 2001 and 2000, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

      As discussed in Note 1(f) above, the Company elected to early adopt SFAS 142. As a result, the Company ceased all goodwill amortization and did not recognize $13.1 million of goodwill amortization expense that would have been recognized during fiscal 2002 under the previous accounting standard.

      The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for fiscal 2001 and fiscal 2000 (in thousands):

	Fiscal Year Ended

	August 31,	August 31,
	2001	2000

Reported net income	$118,517	$145,648
Adjustments:
Amortization of goodwill	2,955	2,644
Income tax effect	(1,229)	(1,001)

Net adjustments	1,726	1,643

Adjusted net income	$120,243	$147,291

Reported net income per share — basic	$0.62	$0.81

Adjusted net income per share — basic	$0.63	$0.82

Reported net income per share — diluted	$0.59	$0.78

Adjusted net income per share — diluted	$0.59	$0.79

      SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform goodwill impairment tests at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill and other intangible assets in connection with its adoption of SFAS 142. However, no assurances can be given that future evaluations of goodwill will not result in charges to earnings because of future impairments.

      All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to four years. No significant residual value is estimated for the intangible assets. The value of the purchased intangibles was determined based on third-party valuations. Currently, the Company is in the process of determining the value of its intangible assets acquired from Alcatel and Valeo and is in the process of finalizing the valuation of its intangible assets

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired from Compaq. The following tables present the Company’s total purchased intangible assets as of August 31, 2002, and August 31, 2001 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
As of August 31, 2002	Amount	Amortization	Amount

Contractual Agreements	$62,069	$(14,423)	$47,646
Patents	800	(327)	473

Total	$62,869	$(14,750)	$48,119

	Gross		Net
	Carrying	Accumulated	Carrying
As of August 31, 2001	Amount	Amortization	Amount

Patents	$800	$(247)	$553

      Intangible asset amortization for fiscal 2002, 2001 and 2000, including goodwill amortization in fiscal 2001 and 2000, was approximately $15.1 million, $5.8 million and $2.7 million, respectively.

      The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2003	$17,979
2004	17,979
2005	11,925
2006	80
2007	80
Remaining	76

Total	$48,119

      The following table presents the changes in goodwill allocated to the reportable segments during the twelve months ended August 31, 2002 (in thousands):

	Balance at			Balance at
	August 31,			August 31,
Reportable Segment	2001	Acquired	Adjustments	2002

United States	$26,077	$13,713	$(4,114)	$35,676
Latin America	4,509	—	—	4,509
Europe	117,749	15,709	(28,769)	104,689
Asia	—	1,454	—	1,454

Total	$148,335	$30,876	$(32,883)	$146,328

      See Note 12 — “Acquisitions” for further discussion of the goodwill and purchased intangible assets acquired during fiscal 2002. The adjustments are due primarily to the finalization of the third-party valuation of the Marconi acquisition during fiscal 2002, which resulted in an adjustment of the allocation between goodwill and purchased intangible assets.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable, Long-Term Debt and Long-Term Lease Obligations

      Notes Payable, long-term debt and long-term lease obligations consist of the following (in thousands):

	August 31,

	2002	2001

Senior notes(a)	$16,667	$25,000
Short term line of credit(b)	—	—
Borrowings under revolving credit facility(c)	—	—
Long-term capital lease obligations(d)	1,693	—
Convertible debt(e)	345,000	345,000

Total notes payable and long-term debt	363,360	370,000
Less current installments of notes payable, long-term debt and long-term lease obligations	8,692	8,333

Notes payable, long-term debt and long-term lease obligations, less current installments	$354,668	$361,667

(a)	In May 1996, the Company completed a private placement of $50,000,000 Senior Notes due in fiscal 2004. The Notes have a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal is payable in six equal annual installments which began May 30, 1999.

(b)	At May 31, 2001, the Company negotiated a 364-day, $250 million unsecured line of credit facility with a syndicate of banks. The terms of the loan agreement mirror the terms of the $500 million revolving credit facility described below. The 364-day facility expired on May 31, 2002. The Company expects to enter into a new 364-day facility during the first half of fiscal 2003.

(c)	On April 7, 2000, the Company renegotiated its unsecured line of credit facility and established a $500 million unsecured revolving credit facility with a syndicate of banks (“Revolver”). Under the terms of the Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks’ prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a factor of 1.125% to 1.875% depending on the Company’s funded debt to total capitalization ratios. The Company pays a commitment fee on the unused portion of the Revolver at 0.25% to 0.375% depending on the Company’s funded debt to total capitalization ratios. The renegotiated Revolver expires on April 6, 2003 and outstanding borrowings are then due and payable. As of August 31, 2002, there were no borrowings outstanding under the Revolver and $500 million of the facility was available. The Company expects to enter into a new three-year revolving credit facility during the first half of fiscal 2003.

(d)	The Company assumed a capital lease obligation as part of its purchase of certain operations of Valeo during the fourth quarter of fiscal 2002. This lease covers the land and building in Meung-sur-Loire, France and payments are due quarterly through fiscal 2005.

(e)	In May 2001, the Company issued a total of $345 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338 million. The notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. Holders may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. The Company may choose to pay the purchase price in cash or common stock valued at 95% of its market price. The

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company may redeem all or a portion of the notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

      Debt maturities as of August 31, 2002 for the next five years are as follows (in thousands):

Fiscal year ending August 31,
2003	$8,692
2004	8,693
2005	359
Thereafter	345,616

$363,360

      The credit facilities require compliance with a financial covenant based on the ratio of total debt to total capitalization, calculated on a consolidated basis. The credit facilities require compliance with operating covenants, which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries. The Company was in compliance with the respective covenants as of August 31, 2002.

      In August, 2000 the Company entered into an asset backed securitization program with Bank One, which provides for the sale of up to $225 million of eligible accounts receivables of certain U.S. plants with an expiration date in August 2001, which was later extended to November 2001. The Company renewed the facility with a new funding capacity of $100 million in November 2001. In May 2002, the facility was extended to May 2003. The Company accounts for the sale of receivables under this securitization program in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 125”), as replaced by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). Receivables sold under this program will be excluded from accounts receivable in the Consolidated Balance Sheets. The asset backed securitization will be used as a financing tool to fund working capital.

6.     Income Taxes

      Income tax expense amounted to $10.0 million, $47.6 million and $67.0 million for the years ended August 31, 2002, 2001 and 2000, respectively (an effective rate of 22.4%, 28.7% and 31.5%, respectively). The actual expense differs from the “expected” tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

	Years ended August 31,

	2002	2001	2000

Computed “expected” tax expense	$15,665	$58,152	$74,444
State taxes, net of Federal benefit	(1,109)	1,504	3,752
Impact of foreign tax rates	(11,497)	(14,500)	(12,615)
Non-deductible restructuring cost — UK	3,246	—	—
Other, net	3,736	2,475	1,467

Provision for income taxes	$10,041	$47,631	$67,048

Effective tax rate	22.4%	28.7%	31.5%

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

	Years ended August 31,

	2002	2001	2000

U.S.	$(25,671)	$84,893	$141,114
Foreign	70,427	81,255	71,582

	$44,756	$166,148	$212,696

      The components of income taxes for the fiscal years ended August 31, 2002, 2001 and 2000, were as follows (in thousands):

	Years ended August 31,	Current	Deferred	Total

2002:	U.S.	$(11,899)	$5,004	$(6,895)
	State	(1,311)	(395)	(1,706)
	Foreign	22,329	(3,687)	18,642

		$9,119	$922	$10,041

2001:	U.S.	$21,330	$9,571	$30,901
	State	1,517	797	2,314
	Foreign	15,728	(1,312)	14,416

		$38,575	$9,056	$47,631

2000:	U.S.	$38,034	$14,227	$52,261
	State	5,411	361	5,772
	Foreign	9,834	(819)	9,015

		$53,279	$13,769	$67,048

      The Company has been granted tax incentives, including tax holidays, for its Hungarian, Chinese and Malaysian subsidiaries. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the years ended August 31, 2002, 2001 and 2000, resulting in a tax benefit of approximately $11.7 million ($.06 per share), $15.2 million ($.08 per share) and $12.6 million ($0.07 per share), respectively.

      The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $261.0 million as of August 31, 2002. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended August 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$2,854	$2,900
Accounts receivable, principally due to allowance for doubtful accounts	1,734	1,464
Grant receivable	1,758	2,347
Inventories, principally due to costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986.	4,281	4,372
Compensated absences, principally due to accrual for financial reporting purposes	3,168	3,318
Accrued expenses, principally due to accrual for financial reporting purposes	7,551	1,089
Accrued UK interest, deductible when paid	3,331	3,713
Other	1,280	3,273

Total gross deferred tax assets	25,957	22,476
Less valuation allowance	(2,056)	(2,102)

Net deferred tax assets	$23,901	$20,374

Deferred tax liabilities:
Intangible assets	$3,340	$2,079
Property, plant and equipment, principally due to differences in depreciation and amortization	40,611	37,423

Deferred tax liabilities	$43,951	$39,502

      Net current deferred tax assets were $21.3 million and $17.8 million at August 31, 2002 and August 31, 2001, respectively, and net noncurrent deferred tax liabilities were $41.3 million and $37.0 million at August 31, 2002 and August 31, 2001, respectively.

      The net change in the total valuation allowance for years ended August 31, 2002 and 2001 was ($46) thousand and $1.6 million, respectively. In addition, at August 31, 2002, the Company has net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.8 million, $0.3 million and $0.8 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2019.

      Based on the Company’s historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

7.     Pension Plans

      During the first quarter of fiscal 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business purchase agreement with Marconi. The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan provides benefits based on employee average earnings over a three-year service period preceding retirement. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate. Plan assets are held in trust and consist mainly of common stock and fixed-income investments. The plan does not hold any of the Company’s stock.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of fiscal 2002, the Company purchased operations in Brest and Meung-sur-Loire, France from Alcatel and Valeo, respectively. These acquisitions included the assumption of unfunded retirement indemnities to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plan.

      Changes in the projected benefit obligation and plan assets follow (in thousands of dollars):

Change in benefit obligation:	2002

Transferred balance	$49,001
Service cost	1,238
Interest cost	2,187
Actuarial loss	5,160
Curtailment gain	(3,644)
Total benefits paid	(1,390)
Plan participant contribution	951
Acquisitions	5,233

Ending balance	$58,736

Change in plan assets:	2002

Transferred balance	$50,328
Actual return on plan assets	(732)
Employer contribution	1,609
Benefits paid from plan assets	(1,390)
Plan participant contribution	951
Acquisitions	—

Ending balance	$50,766

Funded status	$(2,736)
Unrecognized net actuarial loss	3,783

Net amount recognized	$1,047

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid Benefit cost	$1,047
Accrued Benefit Liability	(5,233)

Net amount recognized	$(4,186)

      Major assumptions used in the accounting for the pension plans are shown in the following table as weighted-averages:

Discount rate	6.2%
Expected long-term rate of return on plan assets	7.5%
Rate of compensation increase	3.9%

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost:	2002

Service cost	$1,238
Interest cost	2,187
Expected long-term rate of return on plan assets	(2,863)

Net periodic pension benefit cost	$562

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $5.2 million, $3.7 million, and $0 as of August 31, 2002.

8.     Stockholders’ Equity

a. Public Offering

      On June 6, 2000, the Company completed an equity offering of 13 million shares of its Common Stock. The shares were offered at a price of $41.75 per share for total gross proceeds of $542.8 million. Net proceeds to the Company were approximately $525.8 million after underwriter’s discount and fees and expenses.

b. Stock Option Plans

      As of August 31, 2001, no options were outstanding under the 1983 and 1989 stock option plans. The Board of Directors terminated these plans in November 1992, and no additional options may be issued thereunder. The exercise price of the outstanding options under these plans was equal to fair market value, as determined by the Company, on the date of grant.

      The Company’s 1992 Stock Option Plan (the “1992 Plan”) provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. The 1992 Plan was adopted by the Board of Directors in November of 1992 and was terminated in October 2002. A total of 23,440,000 shares of common stock have been reserved for issuance under the 1992 Plan. As of August 31, 2002, options to purchase 12,958,951 shares were outstanding under the 1992 Plan.

      In October 2001, the Company established a new Stock Option Plan (the “2002 Plan” and, together with the 1992 Plan, the “Plans”). The 2002 Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Plan provides for the granting of both Section 422 Internal Revenue Code and non-statutory stock options. The 2002 Plan has a total of 7,000,000 shares reserved for grant, plus the remaining shares available for issuance under the 1992 Plan when it was terminated. No shares have been issued under the 2002 Plan as of August 31, 2002. The Company also adopted a sub-plan under the 2002 Plan for our United Kingdom employees (“the CSOP Plan”). The CSOP Plan is a tax advantaged plan for our United Kingdom employees. Shares will be issued from the authorized shares under the 2002 Plan.

      The exercise price of all incentive stock options granted under the Plans is to be at least equal to the fair market value of shares of common stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other options under the Plans may not exceed ten years.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity from September 1, 1999 through August 31, 2002:

	Options		Weighted
	Available	Outstanding	Average
	For Grant	Options	Option price

Balance at August 31, 1999	7,661,472	12,609,423	$3.20
Options authorized	4,011,462	—	—
Options granted	(2,752,398)	2,752,398	7.70
Options forfeited	110,991	(110,991)	4.51
Options exercised	—	(2,268,203)	3.02

Balance at August 31, 2000	9,031,527	12,982,627	7.60
Options authorized	—	—	—
Options granted	(3,171,350)	3,171,350	25.50
Options forfeited	234,245	(234,245)	16.41
Options exercised	—	(6,103,623)	0.98

Balance at August 31, 2001	6,094,422	9,816,109	17.42
Options authorized	7,000,000	—	—
Options granted	(4,377,525)	4,377,525	15.19
Options forfeited	764,415	(764,415)	20.56
Options exercised	—	(470,268)	(6.70)

Balance at August 31, 2002	9,481,312	12,958,951	5.95

      At August 31, 2002, options for 6,876,575 shares were exercisable under the 1992 Plan.

      The range of exercise prices, shares, weighted average remaining contractual life and exercise price for the options outstanding as of August 31, 2002 are presented below:

		Weighted-
		Average	Weighted-
		Remaining	Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price

$ 0.63 – 5.88	2,198,733	5.08	$4.60
6.47 – 19.42	5,661,053	8.22	14.10
20.50 – 29.38	4,382,294	7.75	22.36
31.63 – 65.84	716,871	8.97	41.87

$ 0.63 – 65.84	12,958,951	7.57	$16.82

      The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 2002 are presented below:

		Weighted-
	Shares	Average
Range of Exercise Prices	Exercisable	Exercise Price

$ 0.63 – 5.88	2,072,483	$4.52
6.47 – 19.42	2,149,061	12.62
20.50 – 29.38	2,321,898	22.53
31.63 – 65.84	333,133	41.73

$ 0.63 – 65.84	6,876,575	$14.93

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per-share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $10.72, $18.02, and $16.61, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002 — expected dividend yield of 0%, risk-free interest rate of 4.21%, expected volatility of 91%, and an expected life of 5 years; 2001 — expected dividend yield of 0%, risk-free interest rate of 5.0%, expected volatility of 94%, and an expected life of 4 years; 2000 — expected dividend yield of 0%, risk-free interest rate of 5.75%, expected volatility of 91%, and an expected life of 4 years.

c. Stock Purchase and Award Plans

      The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock have been reserved for issuance under the 1992 Purchase Plan. The 1992 Purchase Plan is intended to qualify under section 423 of the Internal Revenue Code. As of August 31, 2002 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated as of October 2002.

      In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. There are 2,000,000 shares reserved under the 2002 Purchase Plan. No shares have been issued under the 2002 Purchase plan as of August 31, 2002.

      Employees are eligible to participate in the Purchase Plans after 90 days of employment with the Company. The Purchase Plans permit eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. The 1992 Purchase Plan was terminated as of October 2002. Unless terminated sooner, the 2002 Purchase Plan will terminate ten years from its effective date.

      The per-share weighted-average fair value of stock issued to employees in 2002, 2001 and 2000, respectively, under the Company’s 1992 Employee Stock Purchase Plan was $8.80, $17.18 and $38.18, respectively, using the Black-Scholes option-pricing model with the identical assumptions as those listed for stock options granted during those years.

      In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees to the Company and motivate such persons to stay with the Company and to increase their efforts to make the business of the Company more successful. A total of 50,000 shares of common stock have been reserved for issuance under the Stock Award Plan. As of August 31, 2002, 11,650 shares were issued to employees under the Stock Award Plan.

d. Pro Forma Results

      The Company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Additionally, no compensation costs are reflected for the discount related to shares granted to employees

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 1992 Employee Stock Purchase Plan. Had the Company determined compensation cost based on SFAS 123, the Company’s net income would have been as follows:

	Year ended August 31,

	2002		2001		2000

	Net	Diluted	Net	Diluted	Net	Diluted
	Income	EPS	Income	EPS	Income	EPS

As Reported	$34,715	$0.17	$118,517	$0.59	$145,648	$0.78
SFAS 123 Compensation (Net of tax)	(32,961)	(0.16)	(26,386)	(0.13)	(27,575)	(0.15)

Pro forma disclosure	$1,754	$0.01	$92,131	$0.46	$118,073	$0.63

      As discussed in Note 1(n) the disclosure presented above represents only the estimated fair value of stock options granted in fiscal 1996 and subsequent years. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding.

9.     Concentration of Risk and Segment Data

a. Concentration of Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

      Sales of the Company’s products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net			Percentage of
	Revenue Year ended			Accounts Receivable
	August 31,			August 31,

	2002	2001	2000	2002	2001

Cisco Systems, Inc.	24%	23%	20%	*	*
Marconi Communications plc	13%	*	*	11%	15%
Dell Computer Corporation	*	14%	16%	*	20%
Hewlett-Packard Company	*	*	14%	20%	*
Lucent Technologies	*	*	10%	*	*

*	Amount was less than 10% of total

b. Segment Data

      Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      The Company derives its revenues from providing manufacturing services to major electronic OEM’s on a contract basis in various countries throughout the world. Operating segments consist of four geographical regions — the United States, Europe, Asia and Latin America. Revenues are attributed to the location in which the product is manufactured. The services provided, the manufacturing processes, class

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of customers and the order fulfillment process is similar and interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as revenue less cost of revenue and selling, general and administrative expenses and does not include research and development, intangible amortization, acquisition and merger-related charges, write-off of goodwill, interest income, interest expense or income taxes.

      The following table sets forth segment information (in thousands):

	Year ended August 31,

	2002	2001	2000

Net revenue
United States	$1,487,555	$2,375,663	$2,241,088
Europe	716,980	536,902	472,658
Asia	642,206	759,585	561,124
Latin America	846,275	952,585	585,643
Intercompany Eliminations	(147,550)	(294,080)	(302,192)

	$3,545,466	$4,330,655	$3,558,321

	2002	2001	2000

Depreciation expense
United States	$72,166	$73,612	$52,331
Europe	33,806	18,820	11,089
Asia	25,762	21,369	8,623
Latin America	32,699	27,937	18,250
Corporate	8,762	7,830	6,320

	$173,195	$149,568	$96,613

	2002	2001	2000

Segment income and reconciliation of income before income taxes
United States	$71,419	$141,873	$163,432
Europe	55,809	31,728	18,901
Asia	55,848	60,372	58,816
Latin America	60,641	56,683	34,123
Corporate and non-operating charges	(199,019)	(129,414)	(67,435)
Intercompany Eliminations	58	4,906	4,859

Income before income taxes	$44,756	$166,148	$212,696

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Property, plant and equipment
United States	$242,115	$298,161	$275,637
Europe	158,291	103,558	74,256
Asia	125,423	119,845	85,234
Latin America	163,914	178,293	118,891
Corporate	51,125	44,866	33,476

	$740,868	$744,723	$587,494

	2002	2001	2000

Total assets
United States	$564,984	$738,421	$841,867
Europe	745,791	490,496	262,371
Asia	440,315	414,022	263,367
Latin America	339,192	390,475	338,261
Corporate	457,624	324,164	310,049

	$2,547,906	$2,357,578	$2,015,915

	2002	2001	2000

Capital expenditures
United States	$10,231	$101,939	$179,793
Europe	20,490	33,067	44,285
Asia	17,889	61,606	39,733
Latin America	18,907	93,156	60,660
Corporate	17,943	19,434	8,668

	$85,460	$309,202	$333,139

      As noted in Note 13, the Company implemented restructuring programs during fiscal year 2002 and 2001. Total restructuring costs of $52.1 million and $27.4 million were charged against earnings during fiscal year 2002 and 2001, respectively. Approximately $14.6 million, $1.4 million, $27.7 million and $8.4 million of restructuring related charges were incurred during fiscal year 2002 in the United States, Latin America, Europe and Asia, respectively. Approximately $14.1 million, $9.6 million and $3.7 million of restructuring related charges were incurred during fiscal year 2001 in the United States, Latin America and Asia, respectively.

      The Company operates in the following geographic areas: the United States, China, Mexico, Malaysia, Scotland and Other. Sales to unaffiliated customers are based on the Company’s manufacturing

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

location providing services. The following table sets forth information concerning these geographic areas (in thousands):

	Year Ended August 31,

	2002	2001	2000

External Revenue:
United States	$1,396,915	$2,150,392	$2,014,669
China	229,774	238,459	234,571
Mexico	797,709	895,885	561,834
Malaysia	409,584	489,170	272,999
Scotland	294,256	247,391	266,088
Other	417,228	309,358	208,160

	$3,545,466	$4,330,655	$3,558,321

	2002	2001	2000

Property, plant and equipment:
United States	$293,240	$343,027	$309,113
China	29,736	36,602	36,237
Mexico	161,473	175,465	116,529
Malaysia	94,769	82,995	48,997
Scotland	48,347	41,108	40,093
Other	113,303	65,526	36,525

	$740,868	$744,723	$587,494

      Total foreign source revenue was approximately $2.1 billion, $2.2 billion and $1.6 billion for the years ended August 31, 2002, 2001 and 2000, respectively. Total property, plant and equipment related to the Company’s foreign operations was approximately $448 million, $402 million and $278 million for the years ended August 31, 2002, 2001 and 2000, respectively.

10.	Derivative Instruments and Hedging Activities

      In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (“SFAS 138”). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS 133 and SFAS 138 on September 1, 2000. There were no transition amounts recorded upon adoption of SFAS 133.

      The Company utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow exposure. Derivative instruments are entered into for periods consistent with related underlying cash flow exposures and are not entered into for speculative purposes. On the date into which the derivative contract is entered into, the derivative is designated as a cash flow hedge.

      To limit exposure to differences in the U.S. dollar, British pound sterling, Euro and Mexican peso exchange rate fluctuations, the Company enters into and designates forward contracts to hedge certain of the forecasted cash outflows. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions. Changes in the derivative fair values that are designated, effective and qualify as cash flow hedges are deferred and recorded as a component of “Accumulated other comprehensive income (loss)” until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from “Accumulated other comprehensive income (loss)” to the Consolidated Statement of Earnings in the same financial statement category as the underlying transaction. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      At August 31, 2002, the Company did not have any open hedge contracts. At August 31, 2001, the Company had a $5.1 million sterling forward contract with an expiration date of September 20, 2001. The Company purchased Sterling at a rate of 1.4053 U.S. dollars to pounds sterling, which had a fair market value and carrying value of $0.2 million at August 31, 2001. The Company recorded the change in fair value related to cash flow hedges in “Accumulated Other Comprehensive Income (Loss)”. This contract expired during fiscal 2002, with the resulting change in value being reflected in the Consolidated Statement of Earnings. See Note 1(p) — “Comprehensive Income” to the Consolidated Financial Statements.

11.     Commitments and Contingencies

a.	Lease Agreements

      The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2002 are as follows (in thousands):

Fiscal year ending August 31,

2003	$27,028
2004	19,621
2005	17,401
2006	14,443
2007	13,122
Thereafter	47,746

Total minimum lease payments	$139,361

      Total rent expense for operating leases was approximately $33.2 million, $29.5 million and $24.6 million for the years ended August 31, 2002, 2001 and 2000 respectively.

b.	Litigation

      The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.     Acquisitions

a.	Pooling of Interest Merger

      During the first quarter of fiscal 2000, the Company issued approximately 10.2 million shares of its common stock for all the outstanding common stock of GET, a China-based electronics manufacturing services provider. The business combination was accounted for as a pooling-of-interests and, accordingly, the Company’s historical consolidated financial statements presented herein have been restated to include

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the accounts and results of operations of GET Manufacturing, Inc. In connection with the merger, the Company recorded acquisition-related charges of $5.2 million ($4.7 million after-tax) in the first quarter of fiscal year 2000 consisting of key employee severance and legal and professional fees.

b.	Business Acquisitions

      The business acquisitions described below have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired businesses are included in the Consolidated Financial Statements of the Company from the date of acquisition.

      During the first quarter of fiscal 2000, the Company acquired, through its Jabil Global Services subsidiary, the net assets of EFTC Services, Inc., an electronic product service and repair business. Jabil Global Services, Inc. continues to offer repair and warranty services for existing and future customers from its hub-based operations in Memphis, Tennessee; Louisville, Kentucky; and Tampa, Florida. The purchase price of approximately $28 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $19 million of goodwill, which, until September 1, 2001, was being amortized, on a straight-line basis over a period of 15 years. The goodwill related to this acquisition is carried at cost less accumulated amortization. See Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

      During the second quarter of fiscal 2000, the Company acquired the net assets of Bull Information Technology, an electronic manufacturing service provider. The business operates in the city of Contagem, State of Minas Gerais, in the Belo Horizonte region of Brazil. The purchase price of approximately $6 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $5 million of goodwill, which, until September 1, 2001, was being amortized, on a straight-line basis over a period of 10 years. The goodwill related to this acquisition is carried at cost less accumulated amortization. See Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

      During the fourth quarter of fiscal 2000, the Company acquired the share capital of Telenor Technology Services Limited, a repair and logistics services division of Telenor Mobile Communications AS, a Norwegian provider of telecommunication, data and media communication services. The purchase price of approximately $4 million was paid in cash. The acquisition was accounted for as a purchase and resulted in approximately $2 million of goodwill, which, until September 1, 2001, was being amortized, on a straight-line basis over a period of 15 years. The goodwill related to this acquisition is carried at cost less accumulated amortization. See Note 1  — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements. The acquired operations allow Jabil Global Services to offer circuit board repair and warranty services for European customers from Dublin, Ireland.

      During the second quarter of fiscal 2001, the Company entered into a business sale agreement with Marconi Communications plc (“Marconi”) to purchase certain operations of its communications division located in the United States, England, Italy and Germany. The Company entered into this agreement to enhance its European profile, enhance its U.S. presence, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. During the fourth quarter of fiscal 2001, the Company consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. Simultaneous with the closing, the Company entered into a four-year supply agreement with Marconi. The acquisition price of the English and Italian portions was approximately $182.0 million and is accounted for under the purchase method of accounting. Based on a third-party valuation of the English and Italian operations acquired, the purchase price was allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $33.0 million and goodwill of approximately $86.8 million. The goodwill was, until September 1, 2001, being amortized, on a straight-line basis, over a period of 10 years. The goodwill related to this portion of the Marconi

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition is carried at cost less accumulated amortization. The purchased intangible assets (other than goodwill) are amortized over a period of four years. See Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

      During the first quarter of fiscal 2002, the portion of the Marconi transaction related to the United States was completed. The acquisition price of the United States portion was approximately $39.0 million and is accounted for under the purchase method of accounting. Based on a third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $9.8 million and goodwill of approximately $13.7 million. In accordance with the Company’s early adoption of SFAS 142, the goodwill related to this acquisition is not being amortized and was tested for impairment during fiscal 2002. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

      Under the terms of the original Marconi purchase agreement, certain payments associated with the purchase were to be made in three installments with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments were to be made 24 and 36 months after the final close. In light of the current economic environment, the Company and Marconi have mutually determined that the German facility included in the original business purchase agreement will not be acquired by the Company. The Company and Marconi continue to reassess the payment terms of the installment payments, along with other terms of the original agreement. These payments have been recorded based on the net present value of the total premiums discounted at seven percent and are included in other long-term liabilities in the Consolidated Balance Sheet of the Company. Imputed interest is amortized over the original term of the payments and is recorded as interest expense. Should the Company agree to modify the terms of the installment payments, the carrying amount of the note will be adjusted accordingly.

      During the first quarter of fiscal 2002, the Company acquired certain operations of Intel Corporation (“Intel”) in Penang, Malaysia. The Company acquired these operations to expand its manufacturing technology in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Intel. The transaction is accounted for under the purchase method of accounting. Total consideration paid was approximately $38.0 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. In accordance with the Company’s early adoption of SFAS 142, the goodwill related to this acquisition is not being amortized and was tested for impairment during fiscal 2002. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

      During the fourth quarter of fiscal 2002, the Company acquired certain operations of Compaq Computer Corporation (“Compaq”) in Ayr, Scotland. The Company acquired these operations in an effort to broaden its participation in the high-end server sector and to boost its profile in Europe. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Compaq to be designated as the sole and exclusive manufacturer of current Ayr-manufactured server product sub-assemblies and future products. The purchase price of approximately $89 million was paid in cash and is accounted for under the purchase method of accounting. Based on management’s preliminary valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $13.9 million and goodwill of approximately $5.5 million. In accordance with the Company’s early adoption of SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of fiscal 2002, the Company acquired certain operations of Alcatel Business Systems (“Alcatel”) in Brest, France. The Company acquired these operations in an effort to solidify its manufacturing relationship with Alcatel, to broaden its advanced system integration and test services and to expand its European profile. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Alcatel. The purchase price of approximately $46 million was paid in cash and is accounted for under the purchase method of accounting. Based on a management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $0.3 million. In accordance with the Company’s early adoption of SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

      During the fourth quarter of fiscal 2002, the Company acquired certain operations of Valeo in Meung-sur-Loire, France. The Company acquired these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the transaction, the Company will acquire the electronics manufacturing production currently located at Valeo’s Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico. These operations are expected to be acquired and transferred to the Company’s operations in Chihuahua, Mexico during the first half of fiscal 2003. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. The purchase price of approximately $42 million was paid in cash and is accounted for under the purchase method of accounting. Based on management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $9.9 million. In accordance with the Company’s early adoption of SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

      Based upon information available since the acquisition of the businesses described above and available unaudited historical divisional financial information, estimated annual revenue prior to the respective dates of the Company’s acquisitions would have approximated 10% of consolidated revenue recorded in the accompanying Consolidated Statement of Earnings for the year ended August 31, 2002.

      On a proforma basis, after giving affect to adjustments, including amortization of intangible assets, depreciation and interest, the effect from the acquisitions on net income and earnings per share, as reported in the accompanying Consolidated Statement of Earnings for the year ended August 31, 2002, is not significant individually or in the aggregate.

      In connection with these acquisitions, acquisition and merger-related costs of $7.6 million, $6.6 million and $5.2 million were recorded for the years ended August 31, 2002, 2001 and 2000, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of these acquired operations.

13.	Restructuring

      During the third quarter of fiscal 2001, the Company implemented a restructuring program to reduce its cost structure due to the global economic downturn. This restructuring program includes reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites.

      During fiscal year 2001, the Company charged $27.4 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $8.9 million, costs related to lease commitments of approximately $5.6 million, fixed asset write-offs of approximately $11.5 million and other restructuring costs, primarily related to professional fees incurred in connection with the restructuring activities.

      The employee severance and benefit costs related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities around the world. Lease commitments consist primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities into new customer development sites. Fixed asset write-offs consist primarily of the leasehold improvements in the facilities that are subject to restructuring.

      The table below sets forth the significant components and activity in the restructuring program during fiscal 2001, the inception of the first restructuring program (in thousands):

	Restructuring
	Related	Non-cash	Cash	Balance at
	Charges	Charges	Payments	August 31, 2001

Employee severance and termination benefits	$8,903	$—	$(7,931)	$972
Lease costs	5,622	—	(1,735)	3,887
Fixed asset impairment	11,465	(11,465)	—	—
Other	1,376	—	(715)	661

Total	$27,366	$(11,465)	$(10,381)	$5,520

      The macroeconomic conditions facing the Company, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during fiscal 2002, resulting in additional restructuring programs being implemented during fiscal 2002. These restructuring programs include reductions in workforce, re-sizing of facilities and the closure of facilities.

      During fiscal 2002, the Company charged $52.1 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $32.1 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $7.2 million and other restructuring related costs of approximately $2.2 million.

      The employee severance and benefit costs included in the Company’s restructuring related costs are related to the elimination of approximately 2,800 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities around the world. Lease commitments consist primarily of future lease payments for facilities vacated because of the consolidation of facilities. The fixed asset impairment charge primarily results from a decision made to vacate several smaller facilities in the United States, Europe and Asia due to current macroeconomic conditions.

      The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2002 (in thousands):

		Restructuring
	Balance at	Related	Non-Cash	Cash	Balance at
	August 31, 2001	Charges	Charge	Payments	August 31, 2002

Employee severance and termination benefits	$972	$32,156	$—	$(20,210)	$12,918
Lease costs	3,887	10,578	—	(6,930)	7,535
Fixed asset impairment	—	7,189	(7,189)	—	—
Other	661	2,220	—	(1,956)	925

Total	$5,520	$52,143	$(7,189)	$(29,096)	$21,378

      As of August 31, 2002, total liabilities of $21.4 million related to these restructuring activities are expected to be paid out within the next twelve months.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	New Accounting Pronouncements

      Statement of Accounting Standards No. 143 — Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 relates to the accounting for obligations associated with the retirement of tangible long-lived assets. The Company will implement SFAS 143 on September 1, 2002 and does not anticipate that the adoption of SFAS 143 will have a material impact on its financial position, results of operations or cash flows.

      Statement of Accounting Standards No. 144 — Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company will be required to implement SFAS 144 effective September 1, 2002. SFAS 144 distinguishes between long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived asset to be disposed of other than by sale. Historically and as of the date of implementation, all of the Company’s assets are classified as assets to be held and used. Impairments on such assets have historically been measured and recorded in a manner consistent with the requirements of SFAS 144. As a result, the Company does not anticipate that the implementation of SFAS 144 will have a material impact on its financial position, results of operations or cash flows.

      Statement of Accounting Standards No. 146 — Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities, including those undertaken in the course of a restructuring. Specifically, SFAS 146 requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value should be used for the initial measurement of liabilities recorded in association with exit or disposal activities. The Company will be required to adopt SFAS 146 for exit and disposal activities that are initiated after December 31, 2002. As discussed in Note 15 — “Subsequent Events” the Company has announced its intent to engage in additional restructuring activities during fiscal 2003. The Company anticipates that the adoption of SFAS 146 may impact the timing of the recognition of the costs and liabilities resulting from those activities, but will not have a material impact on its financial position, results of operations or cash flows.

15.	Subsequent Events (Unaudited)

      During the first quarter of fiscal 2003, the Company purchased certain operations of Lucent Technologies of Shanghai (“LTOS”) in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. The transaction will be accounted for under the purchase method of accounting. Total consideration paid was approximately $75.0 million in cash. Funding for this acquisition was provided by current working capital.

      During the first quarter of fiscal 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate Technology -Reynosa, S. de R.L. de C.V. in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly owned subsidiary entered into a two-year agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. The transaction will be accounted for under the purchase method of accounting. Total consideration paid was approximately $26.0 million in cash. Funding for this acquisition was provided by current working capital.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 10, 2002, the Company announced its intent to close its Boise, Idaho manufacturing plant during the first half of fiscal 2003. The existing business in the Boise plant will be transitioned to other Company sites. The Company also announced the possibility of other restructuring activities being implemented during fiscal 2003.

      During the first quarter of fiscal 2003, the Company purchased certain operations of Philips Electronics (“Philips”) in Austria, Brazil, China, Hungary, Poland and Singapore. The Company expects to complete the purchase of three remaining sites by the end of January 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacture of a wide range of consumer products. The transaction will be accounted for under the purchase method of accounting. Total consideration paid was approximately $210.0 million in cash. Funding for this acquisition was provided by current working capital. While management currently anticipates that the remaining portions of the transaction will close by the end of January 2003, there is no assurance that the Company will ultimately consummate the remaining portions of the acquisition.

16.	Planned Acquisitions (Unaudited)

      On September 1, 2002, the Company announced that it had entered into an agreement with Quantum Corporation (“Quantum”) to purchase certain operations in Penang, Malaysia. Consummation of the acquisition is subject to the satisfaction of customary conditions, including government approval. The Company intends to acquire these operations in an effort to broaden its base of manufacturing for the computing and storage sector in Asia and to further strengthen its relationship with Quantum. While management currently anticipates that the transaction will close in the first half of fiscal 2003, there is no assurance that the Company will ultimately consummate the acquisition.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ TIMOTHY L. MAIN

Timothy L. Main
President and Chief Executive Officer

Date: November 25, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	November 25, 2002

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	November 25, 2002

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2002

By:	/s/ CHRIS A. LEWIS Chris A. Lewis	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2002

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	November 25, 2002

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	November 25, 2002

Signature		Title	Date

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	November 25, 2002

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	November 25, 2002

By:	/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director	November 25, 2002

CERTIFICATIONS

I, Timothy L. Main, certify that:

      1. I have reviewed this annual report on Form 10-K of Jabil Circuit, Inc. (“Registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ TIMOTHY L. MAIN

Timothy L. Main
President and Chief Executive Officer

CERTIFICATIONS

I, Chris A. Lewis, certify that:

      1. I have reviewed this annual report on Form 10-K of Jabil Circuit, Inc. (“Registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize, and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

      6. The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 25, 2002

/s/ CHRIS A. LEWIS

Chris A. Lewis
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

3.1(9)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(9)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.
4.2(12)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.3(12)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.
10.3(7)(10)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.
10.4(7)(11)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended.
10.5(1)(7)	—	Restated cash or deferred profit sharing plan under section 401(k).
10.6(1)(7)	—	Form of Indemnification Agreement between Registrant and its officers and Directors.
10.7(1)	—	Letter Agreement dated November 27, 1992 between Registrant and Scottish Office Industry Department relating to grant to establish Scottish facility.
10.8(3)(7)	—	Amendment to 1989 Non-Qualified Stock Option Plan.
10.9(4)	—	Lease Agreement dated October 1, 1997 between Registrant and Charrington Estates.
10.10(4)	—	Lease Agreement dated October 30, 1997 between Registrant and Teachers Insurance and Annuity Association.
10.11(5)	—	Lease Agreement dated May 12, 1998 between Registrant and Lincoln-RECP Great Oaks OPCO, LLC.
10.12(6)	—	Agreement and Plan of Merger among Jabil Circuit, Inc., JG Acquisition, Inc., GET Manufacturing, Inc. and Mr. Shin Fang dated August 11, 1999 and amended September 13, 1999.
10.13(8)	—	Lease Agreement dated May 16, 2000 for 6835 Via Del Oro, San Jose, California between Registrant and The Realty Associates Fund IV.
10.14(9)	—	Amended and Restated Loan Agreement dated as of April 7, 2000 between Registrant and certain banks and Bank One and SunTrust Bank as agents for banks.
10.15(13)	—	Receivables Sale Agreement dated as of August 10, 2000 among Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as originators and Jabil Circuit Financial, Inc. as buyer.
10.16(13)	—	Receivables Purchase Agreement dated as of August 10, 2000 among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.17(14)	—	Amendment No. 1 dated November 16, 2001 to Receivables Sales Agreement among Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as originators and Jabil Circuit Financial, Inc. as buyer.
10.18(14)	—	Amendment No. 5 dated November 16, 2001 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.19(7)(15)	—	Jabil 2002 Employment Stock Purchase Plan.
10.20(7)(16)	—	Jabil 2002 Stock Incentive Plan.
10.21	—	Amendment No. 2 dated February 21, 2002 to Receivables Sales Agreement among Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as originators and Jabil Circuit Financial, Inc. as buyer.
10.22	—	Amendment No. 6 dated February 21, 2002 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.

Exhibit
No.		Description

10.23	—	Amendment No. 7 dated May 8, 2002 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.24	—	Amendment No. 8 dated May 8, 2002 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.25(7)(17)		Stock Award Plan
21.1	—	List of Subsidiaries.
23.1	—	Independent Auditors’ Consent.
24.1	—	Power of Attorney (See Signature page).

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to exhibit the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1994.

(4)	Incorporated by reference to exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

(5)	Incorporated by reference to exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

(6)	Incorporated by reference to exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 28, 1999.

(7)	Indicates management compensatory plan, contract or arrangement.

(8)	Incorporated by reference to exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2000.

(9)	Incorporated by reference to exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(10)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on August 31, 1999.

(11)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on October 10, 1997.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2001.

(15)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(16)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(17)	Incorporated by reference to the Registrant’s Form S-8 filed by the Registrant on February 5, 2001.

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Period	Expenses	Write-offs	End of Period

	(In thousands)
Year ended August 31, 2002:
Allowance for uncollectible accounts receivable	$4,411	$887	$609	$4,689

Year ended August 31, 2001:
Allowance for uncollectible accounts receivable	$5,008	$1,371	$1,968	$4,411

Year ended August 31, 2000:
Allowance for uncollectible accounts receivable	$4,639	$648	$279	$5,008

See accompanying independent auditors’ report.