Form 10-Q
period 2002-11-30
JABIL CIRCUIT INC
filed 2003-01-14
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to________________________

Commission file number: 0-21308

JABIL CIRCUIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1886260 (I.R.S. Employer Identification No.)

10560 Ninth Street North, St. Petersburg, Florida 33716
(Address of principal executive offices) (Zip Code)

(727) 577-9749
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒    No   ☐

     As of January 9, 2003, there were 198,179,056 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,	August 31,
	2002	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$538,259	$640,735
Cash in escrow	37,540	—
Accounts receivable, less allowance for doubtful accounts of $4,744 at November 30, 2002 and $4,689 at August 31, 2002	583,565	446,879
Inventories	444,184	395,918
Refundable income taxes	54,588	49,411
Prepaid expenses and other current assets	39,779	34,128
Deferred income taxes	28,809	21,273

Total current assets	1,726,724	1,588,344
Property, plant and equipment, net	793,732	740,868
Goodwill	242,499	146,328
Intangible assets, net	78,088	48,119
Other assets	36,804	24,247

Total assets	$2,877,847	$2,547,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt and capital lease obligations	$8,692	$8,692
Accounts payable	588,825	431,588
Accrued expenses	167,412	153,102

Total current liabilities	764,929	593,382
Long-term debt and capital lease obligations, less current installments	504,586	354,668
Deferred income taxes	43,837	41,323
Deferred grant proceeds	4,942	5,401
Other liabilities	47,533	46,166

Total liabilities	1,365,827	1,040,940

Stockholders’ equity:
Common stock	198	198
Additional paid-in capital	926,697	926,345
Retained earnings	588,403	580,046
Accumulated other comprehensive income	(3,278)	377

Total stockholders’ equity	1,512,020	1,506,966

Total liabilities and stockholders’ equity	$2,877,847	$2,547,906

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended

	November 30, 2002	November 30, 2001

Net revenue	$1,068,246	$884,567
Cost of revenue	970,702	802,959

Gross profit	97,544	81,608
Operating expenses:
Selling, general and administrative	55,840	49,603
Research and development	2,616	1,878
Amortization of intangibles	6,151	2,842
Acquisition-related charges	3,715	2,011
Restructuring charges	26,359	14,142

Operating income	2,863	11,132
Other income	(2,600)	—
Interest income	(1,924)	(2,171)
Interest expense	3,729	2,783

Income before income taxes	3,658	10,520
Income tax (benefit) expense	(4,699)	2,145

Net income	$8,357	$8,375

Earnings per share:
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Common shares used in the calculations of earnings per share:
Basic	197,972	197,012

Diluted	200,099	199,515

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended

	November 30, 2002	November 30, 2001

Net income	$8,357	$8,375
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,655)	(18)
Change in fair market value of derivative instruments	—	(132)

Comprehensive income	$4,702	$8,225

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended

	November 30, 2002	November 30, 2001

Cash flows from operating activities:
Net income	$8,357	$8,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,483	43,930
Recognition of deferred grant proceeds	(482)	(507)
Deferred income taxes	(5,022)	2,856
Accrued interest on deferred acquisition payments	1,367	615
Non-cash restructuring charges	23,904	12,338
Increase in provision for doubtful accounts	193	8
Loss on sale of property	470	8
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(127,443)	67,832
Inventories	42,477	39,079
Prepaid expenses and other current assets	(4,829)	(9,816)
Other assets	(7,711)	6,110
Accounts payable and accrued expenses	115,056	(23,101)
Income taxes payable	(4,236)	5,325

Net cash provided by operating activities	93,584	153,052

Cash flows from investing activities:
Net cash paid for business acquisitions	(287,216)	(70,989)
Net cash held in escrow for business acquisitions	(37,540)	—
Acquisition of property, plant and equipment	(24,983)	(22,262)
Proceeds from sale of property and equipment	3,386	787

Net cash used in investing activities	(346,353)	(92,464)

Cash flows from financing activities:
Borrowings under bank credit facility	150,000	—
Payments on capital lease	(82)	—
Net proceeds from issuance of common stock under option plans	352	1,143
Proceeds from deferred grant	23	—

Net cash provided by financing activities	150,293	1,143

Net (decrease) increase in cash and cash equivalents	(102,476)	61,731
Cash and cash equivalents at beginning of period	640,735	430,652

Cash and cash equivalents at end of period	$538,259	$492,383

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the year ended August 31, 2002. Operating results for the three-month period ended November 30, 2002 are not necessarily an indication of the results that may be expected for the year ended August 31, 2003.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2002	2002

Raw Materials	$291,989	$284,318
Work-in-process	78,270	67,023
Finished Goods	73,925	44,577

Total inventories	$444,184	$395,918

Note 3. Long-Term Debt

     On November 29, 2002, the Company negotiated a 364-day, $305.0 million unsecured line of credit facility with a syndicate of banks. The terms of the loan agreement mirror the terms of the $295.0 million revolving credit facility described below. The 364-day facility expires on November 29, 2003. As of November 30, 2002, there were no borrowings outstanding under this facility.

     On November 29, 2002, the Company renegotiated its unsecured line of credit facility and established a $295.0 million unsecured revolving credit facility with a syndicate of banks (“Revolver”). Under the terms of both facilities, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks’ prime rate. The Company pays interest on outstanding

Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a spread of 0.65% to 1.35%. The Company pays a commitment fee on the unused portion of the Revolver at 0.225% to 0.40%. The Company will also pay a usage fee if the Company’s borrowing on the Revolver exceeds 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. All three of the borrowing fees are determined based on the Company’s general corporate borrowing rating as determined by S&P and Moody’s. The renegotiated Revolver expires on November 29, 2005 and outstanding borrowings are then due and payable. As of November 30, 2002, there was $150.0 million of borrowings outstanding under the Revolver.

     The credit facilities require compliance with several financial covenants including a fixed coverage ratio, consolidated net worth threshold and an Indebtedness to EBITDA ratio. The credit facilities require compliance with certain operating covenants, which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries. The Company was in compliance with the respective covenants as of November 30, 2002.

Note 4. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended

	November 30,	November 30,
	2002	2001

Numerator:
Net Income	$8,357	$8,375

Denominator:
Weighted-average shares outstanding – basic	197,972	197,012
Dilutive common shares issuable upon exercise of stock options	2,127	2,503
Dilutive common shares issuable upon conversion of convertible notes	—	—

Weighted average shares – diluted	200,099	199,515

Earnings per common share:
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

     For the three months ended November 30, 2002 and 2001, options to purchase 5,167,372 and 3,248,614 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive.

     In addition, the computation of diluted earnings per share for the three months ended November 30, 2002 and 2001 did not include 8,406,960 common shares, issuable upon the conversion of the convertible subordinated notes, as they would have been anti-dilutive. The computation of diluted earnings per share for the three months ended November 30, 2002 and 2001, also did not include the effect of $0.9 million and $1.0 million in interest expense, respectively, on the convertible subordinated notes, which would have been extinguished had the conversion of the notes occurred, as the effect would have been anti-dilutive.

Note 5. Segment Information

     The Company derives its revenues from providing manufacturing services to major electronic original equipment manufacturers (“OEM’s”) in various countries throughout the world. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments. Operating segments consist of four geographic regions – the United States, Latin America, Europe and Asia. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development, amortization of intangibles, acquisition-related charges, restructuring charges, other income, interest income, interest expense or income taxes.

     The following table sets forth segment information (in thousands):

	Three months ended
	November 30,

Net revenue	2002	2001

United States	$294,028	$402,555
Europe	347,995	186,642
Asia	218,004	125,005
Latin America	252,878	219,143
Intercompany eliminations	(44,659)	(48,778)

	$1,068,246	$884,567

Depreciation expense	2002	2001

United States	$14,874	$18,492
Europe	8,724	7,303
Asia	10,163	5,858
Latin America	9,025	7,317
Corporate	2,546	2,118

	$45,332	$41,088

Segment income and reconciliation of income before income taxes	2002	2001

United States	$13,598	$14,545
Europe	20,439	10,569
Asia	18,327	15,325
Latin America	16,500	15,779
Corporate and non-operating charges	(65,080)	(45,783)
Intercompany eliminations	(126)	85

Income before income taxes	$3,658	$10,520

Capital expenditures	2002	2001

United States	$2,518	$1,065
Europe	1,546	12,936
Asia	6,724	3,211
Latin America	13,276	3,854
Corporate	919	1,196

	$24,983	$22,262

	As of	As of
	November 30,	August 31,
	2002	2002

Property, plant and equipment, net
United States	$195,789	$242,115
Europe	179,738	158,291
Asia	174,100	125,423
Latin America	194,607	163,914
Corporate	49,498	51,125

	$793,732	$740,868

Total assets
United States	$467,191	$564,984
Europe	1,041,941	745,791
Asia	570,753	440,315
Latin America	420,479	339,192
Corporate	377,483	457,624

	$2,877,847	$2,547,906

     As noted in Note 7 – “Restructuring”, the Company implemented restructuring programs during fiscal years 2003 and 2002. Total restructuring costs of $26.4 million and $14.1 million were charged against earnings during the three-months ended November 30, 2002 and 2001, respectively. Approximately $26.1 million, $0.2 million, $0.1 million of restructuring costs were incurred in the United States, Asia, and Europe, respectively, during the three months ended November 30, 2002. Approximately $9.3 million, $4.7 million, and $0.1 million of restructuring costs were incurred in the United States, Asia and Latin America, respectively, during the three months ended November 30, 2001.

     Foreign source revenue represented 74% of net revenue for the first quarter of fiscal 2003 compared to 58% for the same period of fiscal 2002. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, China, France, Hungary, Malaysia, Mexico, Poland, Scotland and Singapore.

Note 6. Commitments and Contingencies

     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Note 7. Restructuring

     During the third quarter of fiscal 2001, the Company implemented a restructuring program to reduce its cost structure due to the global economic downturn. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites.

     During fiscal year 2001, the Company charged $27.4 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $8.9 million, costs related to lease commitments of approximately $5.6 million, fixed asset write-offs of approximately $11.5 million and other restructuring costs of approximately $1.4 million, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring related costs recorded in fiscal 2001 were related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities into new customer development sites. Fixed asset write-offs consisted primarily of the leasehold improvements in the facilities that were subject to restructuring.

     The macroeconomic conditions facing the Company, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during fiscal 2002, resulting in additional restructuring programs being implemented during fiscal 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities.

     During fiscal 2002, the Company charged $52.1 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $32.1 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $7.2 million and other restructuring related costs of approximately $2.2 million, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring related costs recorded in fiscal 2002 were related to the elimination of approximately 2,800 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments for facilities vacated because of the consolidation of facilities. The fixed asset impairment charge primarily resulted from a decision made to vacate several smaller facilities in the United States, Europe and Asia.

     During the first quarter of fiscal 2003, the Company charged $26.4 million of restructuring related costs against earnings. These restructuring charges included employee severance and benefit costs of approximately $8.2 million, costs related to lease commitments of approximately $0.5 million, fixed asset impairments of approximately $17.5 million and $0.2 million of other restructuring costs, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring related costs recorded during the first quarter of fiscal 2003 are related to the elimination of approximately 900 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities in the United States. Lease commitments consisted primarily of future lease payments for facilities vacated because of the closure of the Boise, Idaho facility. The fixed asset impairment charge resulted from the closure of the Boise, Idaho.

     The table below sets forth the significant components and activity in the restructuring programs during the first quarter of fiscal 2003 (in thousands):

	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge	Cash	November 30,
	2002	Charges	(Non-Cash)	Payments	2002

Employee severance and termination benefits	$12,918	$8,149	$—	$(10,733)	$10,334
Lease costs	7,535	490	—	(1,811)	6,214
Fixed asset impairment	—	17,525	(17,525)	—	—
Other	925	195	—	(28)	1,092

Total	$21,378	$26,359	$(17,525)	$(12,572)	$17,640

     As of November 30, 2002, total liabilities of $17.6 million related to these restructuring activities are expected to be paid out within the next twelve months.

Note 8. Intangible Assets

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment at least annually, more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless the lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, the Company elected to early-adopt the standard as of the beginning of fiscal 2002.

     SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform goodwill impairment tests at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which we have determined to be consistent with the Company’s operating segments as defined in Note 5 – “Segment Information”, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill or other intangible assets in connection with its adoption of SFAS 142. However, no assurances can be given that future evaluations of goodwill will not result in charges to earnings because of future impairments.

     All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to four years. No significant residual value is estimated for the intangible assets. The value of the purchased intangibles was determined based on third-party valuations. Currently, the Company is in the process of determining the value of its intangible assets acquired from Alcatel Business Systems (“Alcatel”), Valeo, Lucent Technologies of Shanghai (“LTOS”), Seagate Technology – Reynosa, S. de R.L. de C.V. (“Seagate”) and Royal Philips Electronics (“Philips”) and is in the process of finalizing the valuation of its intangible assets acquired from Compaq Computer Corporation (“Compaq”). See Note 9 – “Business Acquisitions” for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets as of November 30, 2002, and August 31, 2002 (in thousands):

	Gross Carrying	Accumulated
As of November 30, 2002	Amount	Amortization	Net Carrying Amount

Contractual Agreements	$98,189	$(20,555)	$77,634
Patents	800	(346)	454

Total	$98,989	$(20,901)	$78,088

	Gross Carrying	Accumulated
As of August 31, 2002	Amount	Amortization	Net Carrying Amount

Contractual Agreements	$62,069	$(14,423)	$47,646
Patents	800	(327)	473

Total	$62,869	$(14,750)	$48,119

     Intangible asset amortization for the three months ended November 30, 2002 and 2001, was approximately $6.2 million and $2.9 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2003 (remaining 9 months)	$20,871
2004	27,824
2005	21,479
2006	6,664
2007	1,177
Remaining	73

Total	$78,088

     The following table presents the changes in goodwill allocated to the reportable segments during the three months ended November 30, 2002 (in thousands):

	Balance at			Balance at
Reportable Segment	August 31, 2002	Acquired	Adjustments	November 30, 2002

United States	$35,676	$—	$—	$35,676
Latin America	4,509	563	—	5,072
Europe	104,689	79,003	(2,242)	181,450
Asia	1,454	18,847	—	20,301

Total	$146,328	$98,413	$(2,242)	$242,499

     The adjustments are due primarily to a revision to the third-party valuation for the Compaq acquisition, which resulted in an adjustment of the allocation between goodwill and purchased intangible assets.

Note 9. Business Acquisitions

     The business acquisitions described below have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired businesses are included in the Consolidated Financial Statements of the Company from the date of acquisition.

     During the second quarter of fiscal 2001, the Company entered into a business sale agreement with Marconi Communications plc (“Marconi”) to purchase certain operations of its communications division located in the United States, England, Italy and Germany. The Company entered into this agreement to enhance its European profile, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. During the fourth quarter of fiscal 2001, the Company consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. Simultaneous with the closing, the Company entered into a four-year supply agreement with Marconi.

     During the first quarter of fiscal 2002, the portion of the Marconi transaction related to the United States was completed. The acquisition price of the United States portion was approximately $39.0 million. Based on a third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $9.8 million and goodwill of approximately $13.7 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and was tested for impairment during fiscal 2002. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

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

     During the first quarter of fiscal 2002, the Company acquired certain operations of Intel in Penang, Malaysia. The Company acquired these operations to expand its manufacturing technology in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Intel. Total consideration paid was approximately $38.0 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and was tested for impairment during fiscal 2002. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Compaq in Ayr, Scotland. The Company acquired these operations in an effort to broaden its participation in the high-end server sector and to boost its profile in Europe. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Compaq to be designated as the sole and exclusive manufacturer of current Ayr-manufactured server product sub-assemblies and future products. Total consideration paid was approximately $89.0 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $17.4 million and goodwill of approximately $2.1 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Alcatel in Brest, France. The Company acquired these operations in an effort to solidify its manufacturing relationship with Alcatel, to broaden its advanced system integration and test services and to expand its European profile. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Alcatel. Total consideration paid was approximately $46.0 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in goodwill of approximately $0.7 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Valeo in Meung-sur-Loire, France. The Company acquired these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the transaction, the Company will acquire the electronics manufacturing production currently located at Valeo’s Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico. These operations are expected to be acquired and transferred to the Company’s operations in Chihuahua, Mexico during fiscal 2003. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. Total consideration paid was approximately $42.0 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in goodwill of approximately $10.7 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     During the first quarter of fiscal 2003, the Company purchased certain operations of LTOS in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. Total consideration paid was approximately $79.8 million. Based on management’s preliminary valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $6.3 million and goodwill of approximately $18.8 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the first quarter of fiscal 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly-owned subsidiary entered into a two-year renewable agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. Total consideration paid was approximately $25.8 million. Based on management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $0.6 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

     During the first quarter of fiscal 2003, the Company purchased certain operations of Philips in Austria, Brazil, China, Hungary, Poland and Singapore. The Company expects to complete the purchase of three additional sites during the second quarter of fiscal 2003. While management currently anticipates that the remaining portions of the transaction will close during the second quarter of fiscal 2003, there is no assurance that the Company will ultimately consummate the remaining portions of the acquisition. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $213.1 million, of which $37.5 million remains in escrow pending the closing on the final three sites. Based on management’s preliminary valuation, the purchase price for the acquired sites is anticipated to result in purchased intangibles of approximately $26.3 million and goodwill of approximately $79.0 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations acquired from Philips as if the acquisition had occurred as of the beginning of fiscal 2002 and 2003. The pro forma financial information presented gives effect to certain adjustments, including amortization of goodwill and intangible assets. The pro forma financial information presented is not necessarily indicative of the Company’s results of operations had the transactions been completed at the beginning of the periods presented.

	Three Months Ended

	November 30,	November 30,
	2002	2001

	(Unaudited)	(Unaudited)

	(In thousands except per share data)
Net revenue	$1,224,297	$1,158,575

Income before taxes	$4,888	$18,299

Net income	$9,231	$13,901

Earnings per common share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

     In connection with the acquisitions described above, acquisition and merger-related costs of $3.7 million and $2.0 million were recorded for the three months ended November 30, 2002 and 2001, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of these acquired operations.

Note 10. New Accounting Pronouncements

     Statement of Accounting Standards No. 143 – Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 relates to the accounting for obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 effective September 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

     Statement of Accounting Standards No. 144 – Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company adopted SFAS 144 effective September 1, 2002. SFAS 144 distinguishes between long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sale. Historically and as of the date of adoption, all of the Company’s assets are classified as assets to be held and used. Impairments on such assets have historically been measured and recorded in a manner consistent with the requirements of SFAS 144. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

     Statement of Accounting Standards No. 146 – Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities, including those undertaken in the course of a restructuring. Specifically, SFAS 146 requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value should be used for the initial measurement of liabilities recorded in association with exit or disposal activities. The Company will be required to adopt SFAS 146 for exit and disposal activities that are initiated after December 31, 2002. The Company has announced its intent to engage in additional restructuring activities during fiscal 2003. The Company anticipates that the adoption of SFAS 146 may impact the timing of the recognition of the costs and liabilities resulting from those activities, but will not have a material impact on its financial position, results of operations or cash flows.

Note 11. Subsequent Events

     During the second quarter of fiscal 2003, the Company purchased certain operations of Quantum Corporation (“Quantum”) in Penang, Malaysia. The Company acquired these operations in an effort to broaden its base of manufacturing for the computing and storage sector in Asia, to expand its mechanical assembly capabilities and to further strengthen its relationship with Quantum. Simultaneous with the purchase, the Company entered into a three-year agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.4 million in cash. Funding for this acquisition was provided by current working capital.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what we “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customer’s industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2002, any subsequent Reports on Form 10-Q and Form 8-K and other securities filings.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. Management regularly assesses inventory valuation based on current and forecasted usage and other lower of cost or market considerations. If actual market conditions or our customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.

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

     We have recorded intangible assets (including goodwill), based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, which we early-adopted effective September 1, 2001, we are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from its estimated future cash flow. We completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 – “Segment Information”. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

     We recognized restructuring charges in the first quarter of fiscal 2003 and 2002 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 — “Restructuring” to the Consolidated Financial Statements.

Results of Operations

     Net Revenue. Our net revenue for the first quarter of fiscal 2003 increased 20.8%, from $0.9 billion in the first quarter of fiscal 2002. This increase from the previous fiscal year was primarily due to a 116% increase in the production of consumer products, a 76% increase in the production of automotive products, a 42% increase in the production of computing and storage products, a 45% increase in the production of peripheral products, and a 39% increase in the production of instrumentation and medical products. These increases are due to the addition of new customers and organic growth in those sectors, as well as additional acquisitions completed subsequent to November 30, 2001. These increases were partially offset by a 25% decrease in the production of telecommunications products, due to the continued softening demand in that sector.

     Foreign source revenue represented 74% of net revenue for the first quarter of fiscal 2003 compared to 58% for the same period of fiscal 2002. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, China, France, Hungary, Malaysia, Mexico, Poland, Scotland and Singapore.

     Gross Margin. Gross margin decreased to 9.1% for the first quarter of fiscal 2003, from 9.2% for the same period of fiscal 2002, primarily due to a decrease in the comparable portion of manufacturing based revenue, which was partially offset by cost reductions realized from our restructuring activities during the last seven quarters. In absolute dollars, the margin increased approximately $15.9 million versus the same period of fiscal 2002 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses in the first quarter of fiscal 2003 decreased to 5.2% of net revenue compared to 5.6% in the first quarter of the prior fiscal year, while increasing in absolute dollars from $49.6 million in the first quarter of fiscal 2002 to $55.8 million in the first quarter of fiscal 2003. The decrease as a percentage of net revenue was due primarily to the increased revenue base and the cost reductions realized from our restructuring activities. The absolute dollar increase was primarily due to locations acquired or constructed subsequent to the first quarter of fiscal 2002.

     Research and Development. Research and development expenses remained at 0.2% of net revenue for the first quarter of fiscal 2003 as compared to the same period of fiscal 2002. In absolute dollars, the expenses increased approximately $0.7 million versus the same period of fiscal 2002. Despite the recent economic conditions, we continue to engage in research and development activities including design of circuit board assemblies and the related production process, development of new products and new failure analysis technologies at our historical levels.

     Amortization of Intangibles. Amortization of intangibles increased to 0.6% of net revenue in the first quarter of fiscal 2003 from $2.8 million to $6.2 million as compared to the same period of fiscal 2002. This increase is attributable to the increase in amortizable intangible assets resulting from the acquisitions in Austria, Brazil, China, France, Hungary, Malaysia, Mexico, Poland, Scotland, Singapore and the United States, completed subsequent to November 30, 2001.

     Acquisition-Related Charges. During the first quarter of fiscal 2003, we recorded $3.7 million of expenses in connection with the acquisitions of certain operations of Alcatel, Valeo, Lucent, Seagate and Philips, consisting of professional fees and other incremental integration costs. There were $2.0 million of acquisition-related charges recorded during the first quarter of fiscal 2002, all of which were related to the Marconi acquisition.

     Restructuring Charges. During the first quarter of fiscal 2003, we charged $26.4 million of restructuring related costs against earnings. These charges included employee severance and benefit costs of approximately $8.2 million, costs related to lease commitments of approximately $0.5 million, fixed asset impairments of approximately $17.5 million and $0.2 million of other restructuring costs. These charges were intended to align our capacity and infrastructure to anticipated customer demand. As of November 30, 2002, total liabilities of $17.6 million related to these restructuring activities are expected to be paid out within the next twelve months.

     The employee severance and benefit costs included in the restructuring related costs recorded during the first quarter of fiscal 2003 are related to the elimination of approximately 900 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities in the United States. Lease commitments consisted primarily of future lease payments for facilities vacated because of the closure of the Boise, Idaho facility. The fixed asset impairment charge results from the closure of the Boise, Idaho facility.

     We currently expect to incur approximately $34 to $54 million in additional restructuring charges, during fiscal 2003, related to other restructuring activities which are being undertaken in response to the current macroeconomic conditions.

     Other Income. During the first quarter of fiscal 2003, we recorded $2.6 million of other income related to proceeds received in connection with facility closure costs.

     Interest Income. Interest income decreased to $1.9 million in the first quarter of fiscal 2003 from $2.2 million in the first quarter of fiscal 2002 as a result of lower interest yields.

     Interest Expense. Interest expense increased by approximately $0.9 million in the first quarter of fiscal 2003 to $3.7 million as compared to $2.8 million in the first quarter of fiscal 2002, as a result of imputed interest related to the Philips acquisitions.

     Income Taxes. We recognized an income tax benefit in the first quarter of fiscal 2003 as compared to an effective tax rate of 20.4% in the first quarter of fiscal 2002. The tax rate is predominantly a function of the mix of domestic versus international income from operations. As the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply. In addition to the increase in foreign source income, the effective tax rate for the first quarter of fiscal 2003, as compared to the same period of fiscal 2002, decreased primarily due to the mix of the effective tax rates in the tax jurisdictions in which our restructuring charges were incurred.

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

Acquisitions and Expansion

     The EMS industry experienced rapid growth until early to mid 2001, when the industry’s revenue declined as a result of significant cut backs in its customer’s production requirements. Nonetheless, OEMs appear to continue to be turning to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe that additional acquisition opportunities exist and we regularly seek and evaluate such acquisition opportunities. We also seek and evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry. We also intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as (1) potential liabilities of the acquired businesses; (2) the dilutive effect of the issuance of additional equity securities; (3) the incurrence of additional debt; (4) the financial impact of potential future impairment write-downs of goodwill and the amortization of other intangible assets involved in any acquisitions; (5) possible adverse tax and accounting effects; (6) the diversion of management’s attention to the assimilation of the businesses to be acquired; (7) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (8) the need to implement financial and other systems and add management resources; (9) the risk that key employees of the acquired businesses will leave after the acquisition; (10) unforeseen difficulties in the acquired operations; (11) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; and (12) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues.

     We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition.

     For further discussion of our acquisitions, see Note 9 – “Business Acquisitions” to the Consolidated Financial Statements.

     Subsequent to the end of the first quarter of fiscal 2003, we purchased certain operations of Quantum Corporation (“Quantum”) in Penang, Malaysia. We acquired these operations in an effort to broaden our base of manufacturing for the computing and storage sector in Asia, to expand our mechanical assembly capabilities and to further strengthen our relationship with Quantum. Simultaneous with the purchase, we entered into a three-year agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.4 million in cash. Funding for this acquisition was provided by current working capital.

     During the three-months ended November 30, 2002, we continued the construction of a new manufacturing facility in Guangzhou, China, which is expected to be completed during fiscal 2003.

Liquidity and Capital Resources

     At November 30, 2002, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and an accounts receivable securitization program. On November 29, 2002, we negotiated a 364-day, $305.0 million unsecured line of credit facility with a syndicate of banks. The terms of the loan agreement mirror the terms of the $295.0 million revolving credit facility described below. The 364-day facility expires on November 29, 2003. As of November 30, 2002, there were no borrowings outstanding under this facility. On November 29, 2002, we renegotiated our unsecured line of credit facility and established a $295.0 million unsecured revolving credit facility with a syndicate of banks (“Revolver”). Under the terms of both facilities, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the banks’ prime rate. We pay interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a commitment fee on the unused portion of the Revolver at 0.225% to 0.40%. We will also pay a usage fee if the Company’s borrowing on the Revolver exceeds 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. All three of the borrowing fees are determined based on our general corporate borrowing rating as determined by S&P and Moody’s. The renegotiated Revolver expires on November 29, 2005 and outstanding borrowings are then due and payable. As of November 30, 2002, there was $150.0 million of borrowings outstanding under the Revolver. The credit facilities require compliance with several financial covenants including a fixed coverage ratio, consolidated net worth threshold and an Indebtedness to EBITDA ratio. The credit facilities require compliance with certain operating covenants, which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries. The Company was in compliance with the respective covenants as of November 30, 2002. We also have an accounts receivable securitization program that provides for the sale of up to $100.0 million of eligible accounts receivables of certain U.S. plants. The agreement expires in May 2003 and we currently expect to renew this program during the third quarter of fiscal 2003. We have not utilized our accounts receivable securitization program during fiscal 2003.

     We generated $93.6 million of cash from operating activities for the three-months ended November 30, 2002. This consisted primarily of $8.4 million of net income, $51.5 million of depreciation and amortization, $42.5 million from decreases in inventory, $23.9 million of non-cash restructuring charges and $115.1 million of increases in accounts payable and accrued expenses, offset by $127.4 million of increases of accounts receivable, $4.8 million of increases in prepaid expenses and other current assets, $4.2 million of increases in income taxes payable and $7.7 million of increases in other assets. Inventory levels, excluding inventory acquired through acquisitions, have decreased during the three-months ended November 30, 2002 due to the stabilization of customer demand patterns and increased revenues. The increase in accounts payable was due to increased emphasis on cash management as well as the timing of purchases near quarter-end. The increase in the accounts receivable balance was due primarily to increased revenue during the three-months ended November 30, 2002.

     Net cash used in investing activities of $346.3 million for the three-months ended November 30, 2002 consisted of our capital expenditures of $25.0 million for construction and equipment worldwide, $37.5 million of cash held in escrow for the completion of announced acquisitions and cash paid of $287.2 million for the acquisition of certain assets of Lucent, Seagate and Philips offset by proceeds from the sales of property and equipment of $3.4 million. Purchases of manufacturing and computer equipment were made to support our ongoing business. We also continued construction of a new manufacturing facility in Guangzhou, China to support our expected future capacity needs.

     We believe that during the next twelve months, our capital expenditures will be approximately $90.0 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our existing credit facilities, and funds provided by operations, will be more than adequate to fund these capital expenditures, and working capital requirements for the next twelve months. The holders of the $345.0 million, 20-year, 1.75% convertible subordinated notes may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Should the holders of these notes require us to purchase their notes in 2004 or should we desire to consummate significant additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity with terms that we consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of November 30, 2002 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt and capital lease obligations	$513,278	$8,692	$159,586	$—	$345,000
Operating leases	146,016	30,767	54,381	23,829	37,039
Other long-term obligations	45,000	10,000	35,000	—	—

Total contractual cash obligations	$704,294	$49,459	$248,967	$23,829	$382,039

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the three-months ended November 30, 2002. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our 2002 Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and is incorporated herein by reference.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize and document procedures already in place. Based on the

Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2: CHANGES IN SECURITIES

     None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5: OTHER INFORMATION

     None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.26	364–Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.27	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.28	Employment Agreement between the Registrant and European Chief Operating Officer dated December 1, 2002.

(b)	Reports on Form 8-K.

During the quarterly period ended November 30, 2002, the Registrant filed a Current Report on Form 8-K dated November 26, 2002 in which it disclosed and filed under Items 7 and 9 of Form 8-K the certifications required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the sworn statements in accordance with the Securities and Exchange Commission Order No.4-460 issued June 27, 2002 pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date:	January 14, 2003	By:	/s/ Timothy L. Main

Timothy L. Main President/CEO

Date:	January 14, 2003	By:	/s/ Chris A. Lewis

Chris A. Lewis Chief Financial Officer

CERTIFICATIONS

I, Timothy L. Main, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jabil Circuit, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ TIMOTHY L. MAIN

Timothy L. Main President and Chief Executive Officer

CERTIFICATIONS

I, Chris A. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jabil Circuit, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003	/s/ CHRIS A. LEWIS

Chris A. Lewis Chief Financial Officer

Exhibit Index

Exhibit No.		Description

10.26	—	364–Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.27	—	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.28	—	Employment Agreement between Registrant and European Chief Operating Officer dated December 1, 2002.