Form 10-Q
period 2003-02-28
JABIL CIRCUIT INC
filed 2003-04-11
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-21308

JABIL CIRCUIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1886260 (I.R.S. Employer Identification No.)

10560 Dr. Martin Luther King Street North, St. Petersburg, Florida 33716
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
Yes [X]   No  [  ]

     As of April 7, 2003, there were 198,632,494 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,	August 31,
	2003	2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$497,351	$640,735
Accounts receivable, less allowance for doubtful accounts of $4,300 at February 28, 2003 and $4,689 at August 31, 2002	676,463	446,879
Inventories	527,190	395,918
Refundable income taxes	17,981	49,411
Prepaid expenses and other current assets	44,092	34,128
Deferred income taxes	29,953	21,273

Total current assets	1,793,030	1,588,344
Property, plant and equipment, net	801,515	740,868
Goodwill	249,341	146,328
Intangible assets, net	87,502	48,119
Other assets	23,102	24,247

Total assets	$2,954,490	$2,547,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt and capital lease obligations	$8,764	$8,692
Accounts payable	660,739	431,588
Accrued expenses	192,946	153,102

Total current liabilities	862,449	593,382
Long-term debt and capital lease obligations, less current installments	454,544	354,668
Deferred income taxes	41,381	41,323
Other liabilities	42,992	51,567

Total liabilities	1,401,366	1,040,940

Stockholders’ equity:
Common stock	198	198
Additional paid-in capital	933,463	926,345
Retained earnings	598,515	580,046
Accumulated other comprehensive income	20,948	377

Total stockholders’ equity	1,553,124	1,506,966

Total liabilities and stockholders’ equity	$2,954,490	$2,547,906

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Net revenue	$1,145,917	$822,074	$2,214,163	$1,706,641
Cost of revenue	1,041,030	748,582	2,011,732	1,551,541

Gross margin	104,887	73,492	202,431	155,100
Operating expenses:
Selling, general and administrative	60,310	49,732	116,150	99,335
Research and development	2,431	1,859	5,047	3,737
Amortization of intangibles	9,716	4,180	15,867	7,022
Acquisition-related charges	3,697	546	7,412	2,557
Restructuring and impairment charges	17,128	10,446	43,487	24,588

Operating income	11,605	6,729	14,468	17,861
Other income	—	—	(2,600)	—
Interest income	(1,847)	(2,008)	(3,771)	(4,179)
Interest expense	4,182	3,465	7,911	6,248

Income before income taxes	9,270	5,272	12,928	15,792
Income tax (benefit) expense	(842)	1,570	(5,541)	3,715

Net income	$10,112	$3,702	$18,469	$12,077

Earnings per share:
Basic	$0.05	$0.02	$0.09	$0.06

Diluted	$0.05	$0.02	$0.09	$0.06

Common shares used in the calculations of earnings per share:
Basic	198,351	197,305	198,162	197,158

Diluted	200,726	201,348	200,419	200,856

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Net income	$10,112	$3,702	$18,469	$12,077
Other comprehensive income (loss):
Foreign currency translation adjustment	24,190	(279)	20,535	(297)
Change in fair market value of derivative instruments	36	(57)	36	(189)

Comprehensive income	$34,338	$3,366	$39,040	$11,591

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended

	February 28,	February 28,
	2003	2002

Cash flows from operating activities:
Net income	$18,469	$12,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,837	89,748
Recognition of deferred grant proceeds	(950)	(1,014)
Deferred income taxes	(8,614)	7,722
Accrued interest on deferred acquisition payments	760	1,220
Imputed interest on acquisition payments	399	—
Non-cash restructuring charges	34,430	13,746
Increase (decrease) in provision for doubtful accounts	193	(77)
Loss (gain) on sale of property	789	(1,869)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(208,781)	128,096
Inventories	12,488	101,579
Refundable income taxes	32,216	(1,975)
Prepaid expenses and other current assets	(6,583)	(2,971)
Other assets	1,326	(12,395)
Accounts payable and accrued expenses	165,803	(29,909)

Net cash provided by operating activities	151,782	303,978

Cash flows from investing activities:
Net cash paid for business acquisitions	(357,274)	(76,901)
Acquisition of property, plant and equipment	(51,755)	(36,395)
Proceeds from sale of property and equipment	4,393	14,593

Net cash used in investing activities	(404,636)	(98,703)

Cash flows from financing activities:
Borrowings under bank credit facility	150,000	—
Payments on debt and capital leases	(50,052)	—
Net proceeds from issuance of common stock under option plans	7,118	7,903
Proceeds from deferred grant	32	—

Net cash provided by financing activities	107,098	7,903

Effect of exchange rate changes on cash	2,372	(486)

Net (decrease) increase in cash and cash equivalents	(143,384)	212,692
Cash and cash equivalents at beginning of period	640,735	430,652

Cash and cash equivalents at end of period	$497,351	$643,344

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the year ended August 31, 2002. Operating results for the six-month period ended February 28, 2003 are not necessarily an indication of the results that may be expected for the year ending August 31, 2003.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	February 28,	August 31,
	2003	2002

Raw materials	$361,347	$284,318
Work-in-process	97,112	67,023
Finished goods	68,731	44,577

Total inventories	$527,190	$395,918

Note 3. Long-Term Debt

     On November 29, 2002, the Company negotiated a 364-day, $305.0 million unsecured line of credit facility with a syndicate of banks. A 65% equity interest in a foreign subsidiary is pledged to secure the repayment of the facility. The terms of the loan agreement mirror the terms of the $295.0 million revolving credit facility described below. The 364-day facility expires on November 29, 2003. As of February 28, 2003, there were no borrowings outstanding under this facility.

     On November 29, 2002, the Company renegotiated its unsecured line of credit facility and established a $295.0 million unsecured revolving credit facility with a syndicate of banks (“Revolver”). A 65% equity interest in a foreign subsidiary is pledged to secure the repayment of the facility. Under the terms of both facilities, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks’ prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a spread of 0.65% to 1.35%. The Company pays a commitment fee on the unused portion of both facilities at 0.225% to 0.40%. The Company will also pay a usage fee if its borrowing on the Revolver exceeds 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. All three of the foregoing spreads and borrowing fees are determined based on the Company’s general corporate borrowing rating as determined by S&P and Moody’s. As of February 28, 2003, the spread on the facilities was 1.75%. The renegotiated Revolver expires on November 29, 2005 and outstanding borrowings are then due and payable. As of February 28, 2003, there was $100.0 million of borrowings outstanding under the Revolver.

     The credit facilities require compliance with several financial covenants including a fixed coverage ratio, a consolidated net worth threshold and the ratio of indebtedness to the Company’s earnings before interest, taxes, depreciation and amortization, or “EBITDA” ratio, as defined in the facilities. The credit facilities require compliance with certain operating covenants, which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries. The Company was in compliance with the respective covenants as of February 28, 2003.

Note 4. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended

	February 28,		February 28,
	2003	2002	2003	2002

Numerator:
Net Income	$10,112	$3,702	$18,469	$12,077

Denominator:
Weighted-average shares outstanding — basic	198,351	197,305	198,162	197,158
Dilutive common shares issuable upon exercise of stock options	2,375	4,043	2,257	3,698
Dilutive common shares issuable upon conversion of convertible notes	—	—	—	—

Weighted average shares — diluted	200,726	201,348	200,419	200,856

Earnings per common share:
Basic	$0.05	$0.02	$0.09	$0.06

Diluted	$0.05	$0.02	$0.09	$0.06

     For the three month and six month periods ended February 28, 2003, options to purchase 4,940,691 and 5,045,944 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three month and six month periods ended February 28, 2002, 892,611 and 3,195,124 options, respectively, were excluded for the same reason.

     In addition, the computation of diluted earnings per share for the three month and six month periods ended February 28, 2003 and 2002 did not include 8,406,960 shares of common stock issuable upon the conversion of the convertible subordinated notes, as they would have been anti-dilutive. The computation of diluted earnings per share for the three months ended February 28, 2003 and 2002, also did not include the effect of $0.9 million in interest expense on the convertible subordinated notes, which would have been extinguished had the conversion of the notes occurred, as the effect would have been anti-dilutive. The computation of diluted earnings per share for the six months ended February 28, 2003 and 2002, also did not include the effect of $1.9 million in interest expense on the convertible subordinated notes, which would have been extinguished had the conversion of the notes occurred, as the effect would have been anti-dilutive.

Note 5. Segment Information

     The Company derives its revenues from providing manufacturing services to major electronic original equipment manufacturers (“OEM’s”) in various countries throughout the world. Operating segments consist of four geographic regions — the United States, Latin America, Europe and Asia. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development, amortization of intangibles, acquisition-related charges, restructuring and impairment charges, other income, interest income, interest expense or income taxes. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments.

     The following table sets forth segment information (in thousands):

	Three months ended		Six months ended
	February 28,		February 28,

	2003	2002	2003	2002

Net revenue
United States	$270,969	$363,149	$564,997	$765,704
Europe	416,014	131,410	764,009	318,052
Asia	261,853	157,442	479,857	282,447
Latin America	261,072	207,214	513,950	426,357
Intercompany eliminations	(63,991)	(37,141)	(108,650)	(85,919)

	$1,145,917	$822,074	$2,214,163	$1,706,641

	2003	2002	2003	2002

Depreciation expense
United States	$14,082	$18,135	$29,705	$36,627
Europe	13,985	8,024	24,426	15,327
Asia	9,182	6,075	17,170	11,933
Latin America	9,448	7,282	18,182	14,599
Corporate	1,941	2,122	4,487	4,240

	$48,638	$41,638	$93,970	$82,726

	2003	2002	2003	2002

Segment income and reconciliation of income before income taxes
United States	$12,616	$11,984	$26,214	$26,529
Europe	21,954	11,707	42,393	22,276
Asia	18,011	13,036	36,338	28,361
Latin America	16,634	13,857	33,134	29,636
Corporate and non-operating charges	(60,085)	(45,325)	(124,898)	(91,108)
Intercompany eliminations	140	13	(253)	98

Income before income taxes	$9,270	$5,272	$12,928	$15,792

	2003	2002	2003	2002

Capital expenditures
United States	$2,790	$6,354	$5,466	$7,419
Europe	5,868	(373)	6,355	12,563
Asia	17,353	2,305	26,414	5,516
Latin America	646	4,307	12,486	8,161
Corporate	115	1,540	1,034	2,736

	$26,772	$14,133	$51,755	$36,395

	February 28,	August 31,
	2003	2002

Property, plant and equipment, net
United States	$180,832	$242,115
Europe	191,153	158,291
Asia	191,171	125,423
Latin America	189,819	163,914
Corporate	48,540	51,125

	$801,515	$740,868

Total assets
United States	$446,201	$564,984
Europe	1,177,146	745,791
Asia	612,859	440,315
Latin America	460,293	339,192
Corporate	257,991	457,624

	$2,954,490	$2,547,906

     As noted in Note 7 — “Restructuring and Impairment Charges”, the Company implemented restructuring programs during fiscal years 2003 and 2002. Total restructuring and impairment costs of $17.1 million and $43.5 million were charged against earnings during the three months and six months ended February 28, 2003, respectively. Approximately $1.5 million and $15.6 million of restructuring and impairment costs were incurred in the United States and Europe, respectively, during the three months ended February 28, 2003, and approximately $27.7 million, $0.1 million and $15.7 million of restructuring and impairment costs were incurred in the United States, Asia, and Europe, respectively, during the six months ended February 28, 2003. Total restructuring and impairment costs of $10.4 million and $24.6 million were charged against earnings during the three months and six months ended February 28, 2002, respectively. Approximately $2.2 million, $3.8 million, $3.2 million and $1.2 million of restructuring and impairment costs were incurred in the United States, Asia, Europe and Latin America, respectively, during the three months ended February 28, 2002, and approximately $11.5 million, $8.5 million, $3.2 million and $1.4 million of restructuring and impairment costs were incurred in the United States, Asia, Europe and Latin America, respectively, during the six months ended February 28, 2002.

     Foreign source revenue represented 77% and 76% of net revenue for the three months and six months ended February 28, 2003, respectively, compared to 59% and 58% for the same periods of fiscal 2002.

Note 6. Commitments and Contingencies

     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Note 7. Restructuring and Impairment Charges

     During the third quarter of fiscal 2001, the Company implemented a restructuring program to reduce its cost structure due to the global economic downturn. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites.

     During fiscal year 2001, the Company charged $27.4 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $8.9 million, costs related to lease commitments of approximately $5.6 million, fixed asset impairments of approximately $11.5 million and other restructuring costs of approximately $1.4 million, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal 2001 were related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities into new customer development sites. Fixed asset impairments consisted primarily of the leasehold improvements in the facilities that were subject to restructuring.

     The macroeconomic conditions facing the Company, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during fiscal 2002, resulting in additional restructuring programs being implemented during fiscal 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities.

     During fiscal 2002, the Company charged $52.1 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $32.1 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $7.2 million and other restructuring related costs of approximately $2.2 million, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal 2002 were related to the elimination of approximately 2,800 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments for facilities vacated because of the consolidation of facilities. The fixed asset impairment charge primarily resulted from a decision made to vacate several smaller facilities in the United States, Europe and Asia.

     During fiscal 2003, the Company charged $17.1 million and $43.5 million of restructuring and impairment costs against earnings for the three months and six months ended February 28, 2003, respectively. For the three months ended February 28, 2003, these restructuring and impairment charges included employee severance and benefit costs of approximately $13.1 million, fixed asset impairments of approximately $3.3 million and $0.7 million of other restructuring costs, primarily related to professional fees incurred in connection with the restructuring activities. For the six months ended February 28, 2003, these restructuring and impairment charges included employee severance and benefit costs of approximately $21.2 million, costs related to lease commitments of approximately $0.5 million, fixed asset impairments of approximately $20.9 million and other restructuring related costs of approximately $0.9 million, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded during the three months and six months ended February 28, 2003, are related to the elimination of approximately 900 employees and approximately 1,700 employees, respectively, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities in the United States and Europe. Lease commitments consisted primarily of future lease payments for facilities vacated because of the closure of the Boise, Idaho facility. The fixed asset impairment charge resulted from the closure of the Boise, Idaho and the Coventry, England facilities.

     The table below sets forth the significant components and activity in the restructuring programs during the three months ended February 28, 2003 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	November 30,	Related	Charge	Cash	February 28,
	2002	Charges	(Non-Cash)	Payments	2003

Employee severance and termination benefits	$10,334	$13,084	$—	$(6,783)	$16,635
Lease costs	6,214	—	—	(1,892)	4,322
Fixed asset impairment	—	3,314	(3,314)	—	—
Other	1,092	730	—	(1,579)	243

Total	$17,640	$17,128	$(3,314)	$(10,254)	$21,200

     The table below sets forth the significant components and activity in the restructuring programs during the six months ended February 28, 2003 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	August 31,	Related	Charge	Cash	February 28,
	2002	Charges	(Non-Cash)	Payments	2003

Employee severance and termination benefits	$12,918	$21,233	$—	$(17,516)	$16,635
Lease costs	7,535	490	—	(3,703)	4,322
Fixed asset impairment	—	20,840	(20,840)	—	—
Other	925	924	—	(1,606)	243

Total	$21,378	$43,487	$(20,840)	$(22,825)	$21,200

     As of February 28, 2003, total liabilities of $21.2 million related to these restructuring activities are expected to be paid out within the next twelve months.

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

     SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform goodwill impairment tests at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 5 — “Segment Information”, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill or other intangible assets in connection with its adoption of SFAS 142. However, no assurances can be given that future evaluations of goodwill will not result in charges to earnings because of future impairments.

     All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to four years. No significant residual value is estimated for the intangible assets. The value of the purchased intangibles was determined based on third-party valuations. Currently, the Company is in the process of determining the value of its intangible assets acquired from Alcatel Business Systems (“Alcatel”), Valeo, Seagate Technology — Reynosa, S. de R.L. de C.V. (“Seagate”), Royal Philips Electronics (“Philips”) and Quantum Corporation (“Quantum”) and is in the process of finalizing the valuation of its intangible assets acquired from Compaq Computer Corporation (“Compaq”) and Lucent Technologies of Shanghai (“LTOS”). See Note 9 — “Business Acquisitions” for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets at February 28, 2003, and August 31, 2002 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
February 28, 2003	Amount	Amortization	Amount

Contractual Agreements	$117,319	$(30,250)	$87,069
Patents	800	(367)	433

Total	$118,119	$(30,617)	$87,502

	Gross
	Carrying	Accumulated	Net Carrying
August 31, 2002	Amount	Amortization	Amount

Contractual Agreements	$62,069	$(14,423)	$47,646
Patents	800	(327)	473

Total	$62,869	$(14,750)	$48,119

     Intangible asset amortization for the three months ended February 28, 2003 and 2002, was approximately $9.7 million and $4.2 million, respectively. Intangible asset amortization for the six months ended February 28, 2003 and 2002, was approximately $15.9 million and $7.0 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2003 (remaining 6 months)	$16,980
2004	33,959
2005	27,111
2006	7,893
2007	1,484
Remaining	75

Total	$87,502

     The following table presents the changes in goodwill allocated to the reportable segments during the six months ended February 28, 2003 (in thousands):

Reportable	Balance at			Balance at
Segment	August 31, 2002	Acquired	Adjustments	February 28, 2003

United States	$35,676	$—	$—	$35,676
Latin America	4,509	4,431	—	8,940
Europe	104,689	104,513	(14,261)	194,941
Asia	1,454	8,330	—	9,784

Total	$146,328	$117,274	$(14,261)	$249,341

     The adjustments are due primarily to the settlement of the deferred purchase payments with Marconi under the amended purchase agreement and a revision to the preliminary third-party valuation for the Compaq acquisition, which resulted in an adjustment of the allocation between goodwill and purchased intangible assets. For further discussion of the Company’s acquisitions, see Note 9 — “Business Acquisitions.”

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

     Under the terms of the original Marconi purchase agreement, the Company was to make three deferred payments totaling $45 million to Marconi with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments were to be made 24 and 36 months after the initial closing date. These payments were discounted based on the date each payment was due and recorded in other long-term liabilities at net present value using a discount rate of seven percent. Imputed interest was amortized over the original term of the payments and was recorded as interest expense through January 22, 2003. On January 22, 2003, the original purchase agreement and the original supply agreement were amended in conjunction with a rationalization of the acquired Marconi European operations. The modification to the supply agreement eliminates original provisions that dealt with products ultimately to be manufactured at the German facility once it was acquired as such provisions could no longer come into effect in light of the decision not to complete the purchase of the German operations. Under the terms of the amended purchase agreement, the Company agreed to pay $27 million to Marconi as full settlement of the deferred payments. The difference between the net present value of the payments as of January 22, 2003 and the final settlement was approximately $10.9 million and has been recorded as a reduction in goodwill as of February 28, 2003.

     During the first quarter of fiscal 2002, the Company acquired certain operations of Intel in Penang, Malaysia. The Company acquired these operations to expand its manufacturing capability in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Intel. Total consideration paid was approximately $38.0 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and was tested for impairment during fiscal 2002. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Compaq in Ayr, Scotland. The Company acquired these operations in an effort to broaden its participation in the high-end server sector and to boost its profile in Europe. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Compaq to be designated as the sole and exclusive manufacturer of current Ayr-manufactured server product sub-assemblies and future products. Total consideration paid was approximately $89.6 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $17.4 million and goodwill of approximately $2.1 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Alcatel in Brest, France. The Company acquired these operations in an effort to solidify its manufacturing relationship with Alcatel, to broaden its advanced system integration and test services and to expand its European profile. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Alcatel. Total consideration paid was approximately $49.6 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in goodwill of approximately $3.7 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Valeo in Meung-sur-Loire, France. The Company acquired these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the transaction, the Company will acquire the electronics manufacturing production currently located at Valeo’s Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico. These operations are in the process of being transferred to the Company’s operations in Chihuahua, Mexico and the transfer is expected to be completed by the end of fiscal 2003. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. Total consideration paid, including amounts related to the Ft. Worth operations, was approximately $48.2 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in goodwill of approximately $13.5 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     During the first quarter of fiscal 2003, the Company purchased certain operations of LTOS in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. Total consideration paid was approximately $79.9 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $20.5 million and goodwill of approximately $7.9 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the first quarter of fiscal 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly-owned subsidiary entered into a two-year renewable agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. Total consideration paid was approximately $26.8 million. Based on management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $1.6 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     During the second quarter of fiscal 2003, the Company purchased certain operations of Quantum in Penang, Malaysia. The Company acquired these operations in an effort to broaden its base of manufacturing for the computing and storage sector in Asia, to expand its mechanical assemble capabilities and to further strengthen is relationship with Quantum. Simultaneous with the purchase, the Company entered into a three-year supply agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.9 million. Based on management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $0.5 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003.

     Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

     During the first quarter of fiscal 2003, the Company purchased certain operations of Philips in Austria, Brazil, China, Hungary, Poland and Singapore. The Company completed the purchase of three additional sites in Belgium and India during the second quarter of fiscal 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $218.6 million and is subject to final net operating capital adjustments per the terms of the purchase agreement. Based on management’s preliminary valuation, the purchase price for the acquired sites is anticipated to result in purchased intangibles of approximately $30.0 million and goodwill of approximately $91.0 million. In accordance with SFAS 142, the goodwill related to this acquisition is not being amortized and will be tested for impairment during fiscal 2003. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

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

	Three months ended		Six months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands except per share data)		(In thousands except per share data)
Net revenue	$1,168,037	$1,052,782	$2,495,577	$2,284,544

Income before taxes	$10,793	$9,578	$19,127	$31,414

Net income	$11,043	$6,188	$22,569	$22,613

Earnings per common share:
Basic	$0.06	$0.03	$0.11	$0.11

Diluted	$0.06	$0.03	$0.11	$0.11

     In connection with the acquisitions described above, acquisition and merger-related costs of $3.7 million and $0.5 million were recorded for the three months ended February 28, 2003 and 2002, respectively. Acquisition and merger-related costs of $7.4 million and $2.6 million were recorded for the six months ended February 28, 2003 and 2002, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of these acquired operations.

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

     Statement of Accounting Standards No. 146 — Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities, including those undertaken in the course of a restructuring. Specifically, SFAS 146 requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value should be used for the initial measurement of liabilities recorded in association with exit or disposal activities. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 impacted the timing of the recognition of the costs and liabilities resulting from the restructuring plans implemented subsequent to January 1, 2003. For further discussion of the Company’s restructuring programs, refer to Note 7 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

     Statement of Accounting Standards No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future and therefore this standard will not have a material impact on the Company’s financial position, results of operations or cash flows.

     FASB Interpretation 45- Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The Interpretation also requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Product warranties, guarantees of contingent consideration in a business combination and guarantees issued between parents and their subsidiaries are subject to the disclosure requirements of FIN 45, but are not subject to the provisions for initial recognition and measurement. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

     FASB Interpretation 46- Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the issuance of this Interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11. Planned Acquisitions

     On February 28, 2003, the Company announced that it had entered into an agreement with NEC Corporation (“NEC”) to purchase certain operations in Gotemba, Japan. Consummation of the acquisition is subject to satisfaction of customary conditions, including government approval. The Company intends to acquire these operations in an effort to provide customer and product sector diversification while adding strong competencies in a targeted market. While management currently expects that the transaction will close during the fourth quarter of fiscal 2003, there is no assurance that the Company will ultimately consummate the acquisition.

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

     We have recorded intangible assets, including goodwill, based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, which we early-adopted effective September 1, 2001, we are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from its estimated future cash flow. We completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 — “Segment Information”. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

     We recognized restructuring charges in fiscal 2003 and 2002 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Managements Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges.”

Results of Operations

     Net Revenue. Our net revenue for the three months ended February 28, 2003 increased 39.4% to $1.1 billion, from $0.8 billion for the three months ended February 28, 2002. The increase from the previous fiscal year for the three months ended February 28, 2003 was primarily due to a 222% increase in the production of consumer products, an 87% increase in the production of computing and storage products, a 75% increase in the production of automotive products, a 16% increase in the production of networking products, a 9% increase in the production of instrumentation and medical products and a 4% increase in the production of peripheral products. These increases were due to the addition of new customers and organic growth in those sectors, as well as additional acquisitions completed subsequent to February 28, 2002. These increases were partially offset by a 17% decrease in the production of telecommunications products due to continued softening of demand in that sector.

     Our net revenue for the six months ended February 28, 2003 increased 29.7% to $2.2 billion, from $1.7 billion for the six months ended February 28, 2002. The increase from the previous fiscal year for the six months ended February 28, 2003 was primarily due to a 170% increase in the production of consumer products, a 63% increase in the production of computing and storage products, a 76% increase in the production of automotive products, a 9% increase in the production of networking products, a 23% increase in the production of instrumentation and medical products and a 23% increase in the production of peripheral products. These increases were due to the addition of new customers and organic growth in those sectors, as well as additional acquisitions completed subsequent to February 28, 2002. These increases were partially offset by a 21% decrease in the production of telecommunications products due to continued softening of demand in that sector.

     Foreign source revenue represented 77% and 76% of net revenue for the three months and six months ended February 28, 2003, respectively, compared to 59% and 58% for the same periods of fiscal 2002. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, Belgium, China, France, Hungary, India, Malaysia, Mexico, Poland, Scotland and Singapore.

     Gross Margin. Gross margin increased to 9.2% for the three months ended February 28, 2003, from 8.9% for the same period of fiscal 2002, primarily due to an increase in the comparable portion of manufacturing based revenue and cost reductions realized from our restructuring activities during the last eight quarters. Gross margin of 9.1% for the six months ended February 28, 2003 was consistent with the same period of fiscal 2002. In absolute dollars, gross margin for the three months and six months ended February 28, 2003 increased $31.4 million and $47.3 million, respectively, versus the same periods of fiscal 2002 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months and six months ended February 28, 2003 decreased to 5.3% of net revenue compared to 6.0% and 5.8% for the three months and six months ended February 28, 2002, respectively. The decrease as a percentage of net revenue was due primarily to the increased revenue base and the cost reductions realized from our restructuring activities. In absolute dollars, selling, general and administrative expenses for the three months and six months ended February 28, 2003 increased $10.6 million and $16.8 million, respectively, versus the same periods of fiscal 2002. The absolute dollar increase was primarily due to locations acquired or constructed subsequent to the second quarter of fiscal 2002.

     Research and Development. Research and development expenses remained at 0.2% of net revenue for the three months and six months ended February 28, 2003 as compared to the same periods of fiscal 2002. In absolute dollars, research and development expenses for the three months and six months ended February 28, 2003 increased $0.6 million and $1.3 million, respectively, versus the same periods of fiscal 2002. Despite the recent economic conditions, we continue to engage in research and development activities including design of circuit board assemblies and the related production process, development of new products and new failure analysis technologies at our historical levels.

     Amortization of Intangibles. Our amortization of intangibles for the three months and six months ended February 28, 2003 increased 132.4% and 126.0% to $9.7 million and $15.9 million, respectively, from $4.2 million and $7.0 million in the three months and six months ended February 28, 2002, respectively. This increase is attributable to the increase in amortizable intangible assets resulting from the acquisitions in Austria, Belgium, Brazil, China, Hungary, India, Malaysia, Mexico, Poland, Scotland and Singapore, completed subsequent to February 28, 2002.

     Acquisition-Related Charges. During the three months ended February 28, 2003, we recorded acquisition related charges of $3.7 million in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate and Philips. During the three months ended February 28, 2002, we recorded acquisition related charges of $0.5 million in connection with the acquisition of certain operations of Marconi. During the six months ended February 28, 2003, we recorded acquisition related charges of $7.4 million in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate and Philips. During the six months ended February 28, 2002, we recorded acquisition related charges of $2.6 million in connection with the acquisition of certain operations of Marconi.

     Restructuring and Impairment Charges. During the first quarter of fiscal 2003, we initiated a restructuring program to reduce our cost structure and further align our manufacturing capacity with customer geographic requirements. This restructuring program resulted in restructuring and impairment charges for the three months and six months ended February 28, 2003 of $17.1 million and $43.5 million, respectively. These restructuring and impairment charges for the six months ended February 28, 2003 included cash costs totaling $22.6 million related to employee severance and benefits costs of approximately $21.2 million, lease commitments of approximately $0.5 million and other restructuring costs of $0.9 million. Non-cash costs of approximately $20.9 million related to fixed asset impairments of our Boise, Idaho and Coventry, England operations. The production in the Boise location was transferred to other existing locations during the course of the second quarter of fiscal 2003. The production in the Coventry location is being transferred to other existing locations during the course of the third quarter and the fourth quarter of fiscal 2003.

     As a result of these restructuring activities, we expect to realize cost savings of $3.0 million in the third quarter of fiscal 2003, and then $4.0 million in cost savings in each quarter thereafter. The ultimate quarterly cost savings consists of $3.0 million reduction in cost of revenue due to a reduction in employee expense of $2.7 million and $0.3 million in depreciation expense, and $1.0 million reduction in selling, general and administrative expenses.

     As of February 28, 2003, total liabilities of $21.2 million related to restructuring activities are expected to be paid out within the next twelve months.

     The employee severance and benefit costs included in our restructuring and impairment costs recorded during the first six months of fiscal 2003 are related to the elimination of approximately 1,700 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities in the United States and Europe. Lease commitments consisted primarily of future lease payments for facilities vacated because of the closure of the Boise, Idaho facility. The fixed asset impairment charge results from the closure of the Boise, Idaho facility and the Coventry, England facility.

     We currently expect to incur approximately $16 million to $36 million in additional restructuring and impairment charges, during fiscal 2003, related to other restructuring activities which are being undertaken in response to the current macroeconomic conditions.

     Other Income. During the six months ended February 28, 2003, we recorded $2.6 million of other income related to proceeds received in connection with facility closure costs. There was no other income for the same period of fiscal 2002.

     Interest Income. Interest income decreased to $1.8 million and $3.8 million, respectively, for the three and six months ended February 28, 2003 from $2.0 million and $4.2 million, respectively, for the same periods of fiscal 2002, due to lower interest yields.

     Interest Expense. Interest expense increased to $4.2 million and $7.9 million, respectively, for the three months and six months ended February 28, 2003 from $3.5 million and $6.2 million, respectively, for the same periods of fiscal 2002, due to the outstanding borrowings under the revolver and imputed interest related to the Philips acquisitions.

     Income Taxes. We recognized an effective income tax benefit of 9.1% and 42.9% in the three months and six months ended February 28, 2003, respectively, as compared to an effective tax rate of 29.8% and 23.5%, respectively, for the same periods of fiscal 2002. The tax rate is predominantly a function of the mix of domestic versus international income from operations. As the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply. In addition to the increase in foreign source income, the effective tax rate for the three months and six months ended February 28, 2003, as compared to the same period of fiscal 2002, decreased primarily due to the mix of the effective tax rates in the tax jurisdictions in which our restructuring charges were incurred.

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

     For further discussion of our acquisitions, see Note 9 — “Business Acquisitions” to the Consolidated Financial Statements.

     On February 28, 2003, we announced that we had entered into an agreement with NEC Corporation (“NEC”) to purchase certain operations in Gotemba, Japan. Consummation of the acquisition is subject to satisfaction of customary conditions, including government approval. We intend to acquire these operations in an effort to provide customer and product sector diversification while adding strong competencies in a targeted market. While management currently expects that the transaction will close during the fourth quarter of fiscal 2003, there is no assurance that we will ultimately consummate the acquisition.

     During the six months ended February 28, 2003, we completed the first phase of the new manufacturing facility in Guangzhou, China. The construction of the final phase of the new manufacturing facility is expected to be completed during the fourth quarter of fiscal 2003 or early fiscal 2004.

Liquidity and Capital Resources

     At February 28, 2003, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and an accounts receivable securitization program. On November 29, 2002, we negotiated a 364-day, $305.0 million unsecured line of credit facility with a syndicate of banks. A 65% equity interest in a foreign subsidiary is pledged to secure repayment of the facility. The terms of the loan agreement mirror the terms of the $295.0 million revolving credit facility described below. The 364-day facility expires on November 29, 2003. As of February 28, 2003, there were no borrowings outstanding under this facility. On November 29, 2002, we renegotiated our unsecured line of credit facility and established a $295.0 million unsecured revolving credit facility with a syndicate of banks (“Revolver”). A 65% equity interest in a foreign subsidiary is pledged to secure repayment of the facility. Under the terms of both facilities, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the banks’ prime rate. We pay interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a commitment fee on the unused portion of both facilities at 0.225% to 0.40%. We will also pay a usage fee if our borrowings on the Revolver exceed 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. All three of the spreads and borrowing fees are determined based on our general corporate borrowing rating as determined by S&P and Moody’s. As of February 28, 2003, the spread on the facilities was 1.75%. The renegotiated Revolver expires on November 29, 2005 and outstanding borrowings are then due and payable. As of February 28, 2003, there was $100.0 million of borrowings outstanding under the Revolver. The credit facilities require compliance with several financial covenants including a fixed coverage ratio, consolidated net worth threshold and the ratio of indebtedness to our earnings before interest, taxes, depreciation and amortization, or “EBITDA” ratio, as defined in the facilities. The credit facilities require compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of February 28, 2003. We also have an accounts receivable securitization program that provides for the sale of up to $100.0 million of eligible accounts receivables of certain U.S. plants. The agreement expires in May 2003 and we are currently evaluating whether we will renew the program prior to its expiration. We have not utilized our accounts receivable securitization program during fiscal 2003.

     We generated $151.8 million of cash from operating activities for the six months ended February 28, 2003. This consisted primarily of $18.5 million of net income, $109.8 million of depreciation and amortization, $12.5 million from decreases in inventory, $34.4 million of non-cash restructuring charges, $165.8 million of increases in accounts payable and accrued expenses and $32.2 million of decreases in refundable income taxes, offset by $208.8 million of increases of accounts receivable, $8.6 million of decreases in deferred income taxes and $6.6 million of increases in prepaid expenses and other current assets. Inventory levels, excluding inventory acquired through acquisitions, have decreased during the six months ended February 28, 2003 due to the stabilization of customer demand patterns and increased revenues. The increase in accounts payable was due to increased emphasis on cash management as well as the timing of purchases near quarter-end. The increase in the accounts receivable balance was due primarily to increased revenue during the six-months ended February 28, 2003, as well as longer customer payment terms in Europe.

     Net cash used in investing activities of $404.6 million for the six months ended February 28, 2003 consisted of our capital expenditures of $51.7 million for construction and equipment worldwide and cash paid of $357.3 million for the acquisition of certain assets of Lucent, Seagate, Philips and Quantum offset by proceeds from the sales of property and equipment of $4.4 million. Purchases of manufacturing and computer equipment were made to support our ongoing business. We also continued construction of a new manufacturing facility in Guangzhou, China to support our expected future capacity needs. We completed the first phase of the new manufacturing facility in Guangzhou, China during the second quarter of fiscal 2003. The construction of the final phase of the new manufacturing facility is expected to be completed during the fourth quarter of fiscal 2003 or early fiscal 2004.

     We believe that during the next twelve months, our capital expenditures will be approximately $90.0 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our existing credit facilities, and funds provided by operations, will be more than adequate to fund these capital expenditures and our working capital requirements for the next twelve months. The holders of the $345.0 million, 20-year, 1.75% convertible subordinated notes may require us to purchase all or a portion of their notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Should the holders of these notes require us to purchase their notes in 2004 or should we desire to consummate significant additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity with terms that we consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of February 28, 2003 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and capital lease obligations	$463,308	$8,764	$109,544	$—	$345,000
Operating leases	149,015	32,867	55,280	23,829	37,039

Total contractual cash obligations	$612,323	$41,631	$164,824	$23,829	$382,039

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the six months ended February 28, 2003. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our 2002 Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and is incorporated herein by reference.

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Item 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At out Annual Meeting of Shareholders, held on January 23, 2003, the following proposals were voted upon by the shareholders as indicated below:

1.	To elect the full Board of Directors

	Number of Shares

	For	Withheld

William D. Morean	170,447,695	5,141,813
Thomas A. Sansone	170,447,302	5,142,206
Timothy L. Main	170,445,223	5,144,285
Lawrence J. Murphy	170,443,833	5,145,675
Mel S. Lavitt	166,622,345	8,967,163
Steven A. Raymund	166,630,125	8,959,383
Frank A. Newman	166,602,683	8,986,825
Laurence S. Grafstein	171,117,853	4,471,655

2.	To ratify the selection of KPMG LLP as independent auditors for the Company.

			Broker Non-
For	Against	Abstain	Votes

164,334,906	10,167,964	1,086,638	1

Item 5: OTHER INFORMATION

     None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.3(3)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	Rights Agreement, dated as of October 19, 2001, between Jabil Circuit, Inc. and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

99.1	—	Certification by the President and Chief Executive Officer of Jabil Circuit, Inc. submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

99.2	—	Certification by the Chief Financial Officer of Jabil Circuit, Inc. submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(b)	Reports on Form 8-K.

During the quarterly period ended February 28, 2003, the Registrant filed a Current Report on Form 8-K dated January 14, 2003 in which it disclosed and filed under Items 7 and 9 of Form 8-K the certifications required pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date:	April 11, 2003	By: /s/ Timothy L. Main

Timothy L. Main President/CEO

Date:	April 11, 2003	By: /s/ Chris A. Lewis

Chris A. Lewis Chief Financial Officer

CERTIFICATIONS

I, Timothy L. Main, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jabil Circuit, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 11, 2003	/s/	TIMOTHY L. MAIN

Timothy L. Main President and Chief Executive Officer

CERTIFICATIONS

I, Chris A. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jabil Circuit, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d -14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 11, 2003	/s/	CHRIS A. LEWIS

Chris A. Lewis Chief Financial Officer

Exhibit Index

Exhibit No.		Description

99.1	—	Certification by the President and Chief Executive Officer of Jabil Circuit, Inc. submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

99.2	—	Certification by the Chief Financial Officer of Jabil Circuit, Inc. submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.