Form 10-Q
period 2003-05-31
JABIL CIRCUIT INC
filed 2003-07-14
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 0-21308

JABIL CIRCUIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-1886260 (I.R.S. Employer Identification No.)

10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716
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

     As of July 1, 2003, there were 198,859,611 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	August 31,
	2003	2002

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$514,425	$640,735
Accounts receivable, less allowance for doubtful accounts of $3,941 at May 31, 2003 and $4,689 at August 31, 2002	723,747	446,879
Inventories	487,174	395,918
Refundable income taxes	33,442	49,411
Prepaid expenses and other current assets	54,369	34,128
Deferred income taxes	34,564	21,273

Total current assets	1,847,721	1,588,344
Property, plant and equipment, net	765,559	740,868
Goodwill	283,645	146,328
Intangible assets, net	79,011	48,119
Other assets	23,068	24,247

Total assets	$2,999,004	$2,547,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt and capital lease obligations	$353,804	$8,692
Accounts payable	640,868	431,588
Accrued expenses	229,923	153,102

Total current liabilities	1,224,595	593,382
Long-term debt and capital lease obligations, less current installments	101,203	354,668
Deferred income taxes	42,140	41,323
Other liabilities	37,647	51,567

Total liabilities	1,405,585	1,040,940

Stockholders’ equity:
Common stock	199	198
Additional paid-in capital	934,928	926,345
Retained earnings	602,981	580,046
Accumulated other comprehensive income	55,311	377

Total stockholders’ equity	1,593,419	1,506,966

Total liabilities and stockholders’ equity	$2,999,004	$2,547,906

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended

	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002

Net revenue	$1,219,304	$850,602	$3,433,467	$2,557,243
Cost of revenue	1,106,673	766,737	3,118,405	2,318,278

Gross profit	112,631	83,865	315,062	238,965
Operating expenses:
Selling, general and administrative	62,462	49,404	178,612	148,739
Research and development	2,353	2,074	7,400	5,811
Amortization of intangibles	8,489	3,467	24,356	10,489
Acquisition-related charges	3,920	1,068	11,332	3,625
Restructuring and impairment charges	32,863	—	76,350	24,588

Operating income	2,544	27,852	17,012	45,713
Other income	—	—	(2,600)	—
Interest income	(1,465)	(3,073)	(5,236)	(7,252)
Interest expense	3,862	3,766	11,773	10,014

Income before income taxes	147	27,159	13,075	42,951
Income tax (benefit) expense	(4,319)	6,353	(9,860)	10,068

Net income	$4,466	$20,806	$22,935	$32,883

Earnings per share:
Basic	$0.02	$0.11	$0.12	$0.17

Diluted	$0.02	$0.10	$0.11	$0.16

Common shares used in the calculations of earnings per share:
Basic	198,596	197,481	198,306	197,239

Diluted	202,132	200,997	201,404	200,863

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended

	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002

Net income	$4,466	$20,806	$22,935	$32,883
Other comprehensive income (loss):
Foreign currency translation adjustment	32,985	444	53,520	147
Change in fair market value of derivative instruments	1,378	51	1,414	(138)

Comprehensive income	$38,829	$21,301	$77,869	$32,892

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended

	May 31, 2003	May 31, 2002

Cash flows from operating activities:
Net income	$22,935	$32,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,105	138,358
Recognition of deferred grant proceeds	(1,395)	(1,458)
Deferred income taxes	(12,272)	6,914
Accrued interest on deferred acquisition payments	760	2,096
Imputed interest on acquisition payments	395	—
Non-cash restructuring charges	62,120	13,746
Provision for doubtful accounts	291	611
Tax benefit of options exercised	690	42,797
Loss (gain) on sale of property	1,343	(1,930)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(238,524)	178,324
Inventories	60,555	124,652
Refundable income taxes	16,205	(44,566)
Prepaid expenses and other current assets	(15,614)	(5,863)
Other assets	(1,413)	(3,538)
Accounts payable and accrued expenses	133,726	(35,996)

Net cash provided by operating activities	195,907	447,030

Cash flows from investing activities:
Net cash paid for business acquisitions	(365,415)	(80,331)
Net cash held in escrow for business acquisitions	—	(99,926)
Acquisition of property, plant and equipment	(74,096)	(50,800)
Proceeds from sale of property and equipment	11,921	11,795

Net cash used in investing activities	(427,590)	(219,262)

Cash flows from financing activities:
Borrowings under bank credit facility	150,000	—
Payments on debt and capital leases	(58,353)	(8,334)
Net proceeds from issuance of common stock under option plans	7,894	8,596
Proceeds from deferred grant	49	—

Net cash provided by financing activities	99,590	262

Effect of exchange rate changes on cash	5,783	9

Net (decrease) increase in cash and cash equivalents	(126,310)	228,039
Cash and cash equivalents at beginning of period	640,735	430,652

Cash and cash equivalents at end of period	$514,425	$658,691

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the year ended August 31, 2002. Operating results for the nine-month period ended May 31, 2003 are not necessarily an indication of the results that may be expected for the year ending August 31, 2003.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	May 31,	August 31,
	2003	2002

Raw materials	$342,379	$284,318
Work-in-process	78,868	67,023
Finished goods	65,927	44,577

Total inventories	$487,174	$395,918

Note 3. Debt

     On November 29, 2002, the Company negotiated a 364-day, $305.0 million line of credit facility with a syndicate of banks. A 65% equity interest in a foreign subsidiary is pledged to secure the repayment of the facility. The terms of the loan agreement mirror the terms of the $295.0 million revolving credit facility described below. The 364-day facility expires on November 29, 2003. As of May 31, 2003, there were no borrowings outstanding under this facility.

     On November 29, 2002, the Company renegotiated its line of credit facility and established a $295.0 million revolving credit facility with a syndicate of banks (“Revolver”). A 65% equity interest in a foreign subsidiary is pledged to secure the repayment of the Revolver. Under the terms of both facilities, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks’ prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a spread of 0.65% to 1.35%. The Company pays a commitment fee on the unused portion of both facilities at 0.225% to 0.40%. The Company will also pay a usage fee if its borrowing on the Revolver exceeds 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. All three of the foregoing spreads and borrowing fees are determined based on the Company’s general corporate borrowing rating as determined by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). As of May 31, 2003, the spread on the facilities was 1.75%. The Revolver expires on November 29, 2005 and outstanding borrowings are then due and payable. As of May 31, 2003, there were $100.0 million of borrowings outstanding under the Revolver.

     The credit facilities require compliance with several financial covenants including a fixed coverage ratio, a consolidated net worth threshold and the ratio of indebtedness to the Company’s earnings before interest, taxes, depreciation and amortization, or “EBITDA” ratio, as defined in the facilities. The credit facilities require compliance with certain operating covenants, which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries. The Company was in compliance with the respective covenants as of May 31, 2003.

     On May 28, 2003, the Company negotiated a six-month, 1.8 billion Japanese Yen (“JPY”) credit facility with a bank in Japan. Under the terms of the facility, the Company pays interest on outstanding borrowings based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a spread of 1.75%. The credit facility expires on December 2, 2003 and any outstanding borrowings are then due and payable. As of May 31, 2003, there were no borrowings outstanding under this facility.

     On May 28, 2003, the Company negotiated a six-month, 0.6 billion JPY credit facility with a bank in Japan. Under the terms of the facility, the Company pays interest on outstanding borrowings based on TIBOR plus a spread of 1.75%. The credit facility expires on December 2, 2003 and any outstanding borrowings are then due and payable. As of May 31, 2003, there were no borrowings outstanding under this facility.

     In May 2001, the Company issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338.0 million (the “Convertible Notes”). The Convertible Notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each Convertible Note is convertible at any time after the date of original issuance and prior to the close of business on the day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. The holders of the Convertible Notes may require the Company to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Accordingly, the Convertible Notes are classified as current debt as of May 31, 2003. The Company may choose to pay the purchase price in cash or common stock valued at 95% of its market price. The Company may redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

Note 4. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended

	May 31,		May 31,
	2003	2002	2003	2002

Numerator:
Net Income	$4,466	$20,806	$22,935	$32,883

Denominator:
Weighted-average shares outstanding — basic	198,596	197,481	198,306	197,239
Dilutive common shares issuable upon exercise of stock options	3,536	3,516	3,098	3,624
Dilutive common shares issuable upon conversion of Convertible Notes	—	—	—	—

Weighted average shares — diluted	202,132	200,997	201,404	200,863

Earnings per common share:
Basic	$0.02	$0.11	$0.12	$0.17

Diluted	$0.02	$0.10	$0.11	$0.16

     For the three month and nine month periods ended May 31, 2003, options to purchase 4,681,941 and 4,880,324 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three month and nine month periods ended May 31, 2002, 3,112,135 and 3,098,795 options, respectively, were excluded for the same reason.

     In addition, the computation of diluted earnings per share for the three month and nine month periods ended May 31, 2003 and 2002 did not include 8,406,960 shares of common stock issuable upon the conversion of the Convertible Notes, as their effect would have been anti-dilutive. The computation of diluted earnings per share for the three months ended May 31, 2003 and 2002, also did not include the elimination of $0.9 million in interest expense on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive. The computation of diluted earnings per share for the nine months ended May 31, 2003 and 2002, also did not include the elimination of $2.8 million in interest expense on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive.

Note 5. Stock-Based Compensation

     At May 31, 2003, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Nine months ended

	May 31,		May 31,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Reported net income	$4,466	$20,806	$22,935	$32,883
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,265)	(7,227)	(23,710)	(24,114)

Pro forma net income (loss)	$(2,799)	$13,579	$(775)	$8,769

Earnings per common share:
Reported net income per share- basic	$0.02	$0.11	$0.12	$0.17

Pro forma net income (loss) per share- basic	$(0.01)	$0.07	$—	$0.04

Reported net income per share- diluted	$0.02	$0.10	$0.11	$0.16

Pro forma net income (loss) per share- diluted	$(0.01)	$0.07	$—	$0.04

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three months and nine months ended May 31, 2003 and May 31, 2002:

	Three months ended		Nine months ended

	May 31,		May 31,
	2003	2002	2003	2002

Stock Option Plans
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.7%	4.2%	2.7%	4.2%
Expected volatility	89.0%	91.0%	89.0%	91.0%
Expected life	5 years	5 years	5 years	5 years
Employee Stock Purchase Plans
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.1%	1.7%	1.1%	1.7%
Expected volatility	89.0%	91.0%	89.0%	91.0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

Note 6. Segment Information

     The Company derives its revenues from providing manufacturing services to major electronic original equipment manufacturers (“OEMs”) in various countries throughout the world. Operating segments consist of four geographic regions — the United States, Europe, Asia and Latin America. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development, amortization of intangibles, acquisition-related charges, restructuring and impairment charges, other income, interest income, interest expense or income taxes. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments.

     The following table sets forth segment information (in thousands):

	Three months ended		Nine months ended
	May 31,		May 31,

Net revenue	2003	2002	2003	2002

United States	$218,629	$360,088	$783,626	$1,125,792
Europe	476,240	140,119	1,240,249	458,171
Asia	312,724	169,569	792,581	452,016
Latin America	278,496	206,649	792,446	633,006
Intercompany eliminations	(66,785)	(25,823)	(175,435)	(111,742)

	$1,219,304	$850,602	$3,433,467	$2,557,243

Depreciation expense	2003	2002	2003	2002

United States	$11,364	$17,909	$41,069	$54,536
Europe	14,545	8,167	38,971	23,494
Asia	9,061	7,301	26,231	19,234
Latin America	10,465	9,624	28,647	24,223
Corporate	2,344	2,142	6,831	6,382

	$47,779	$45,143	$141,749	$127,869

Segment income and reconciliation
of income before income taxes	2003	2002	2003	2002

United States	$6,304	$19,211	$32,518	$45,740
Europe	26,847	17,753	69,240	40,029
Asia	28,348	12,313	64,686	40,674
Latin America	14,980	15,193	48,114	44,829
Corporate and non-operating charges	(76,146)	(37,311)	(201,044)	(128,419)
Intercompany eliminations	(186)	—	(439)	98

Income before income taxes	$147	$27,159	$13,075	$42,951

Capital expenditures	2003	2002	2003	2002

United States	$1,295	$787	$6,761	$8,206
Europe	5,995	3,485	12,350	16,048
Asia	12,572	2,917	38,986	8,433
Latin America	1,973	6,874	14,459	15,035
Corporate	506	342	1,540	3,078

	$22,341	$14,405	$74,096	$50,800

	May 31,	August 31,
Property, plant and equipment, net	2003	2002

United States	$160,509	$242,115
Europe	180,948	158,291
Asia	188,025	125,423
Latin America	187,210	163,914
Corporate	48,867	51,125

	$765,559	$740,868

Total assets

United States	$346,508	$564,984
Europe	1,226,079	745,791
Asia	683,445	440,315
Latin America	484,948	339,192
Corporate	258,024	457,624

	$2,999,004	$2,547,906

     As noted in Note 8 – “Restructuring and Impairment Charges”, the Company implemented restructuring programs during fiscal years 2003 and 2002. Total restructuring and impairment costs of $32.9 million and $76.4 million were charged against earnings during the three months and nine months ended May 31, 2003, respectively. Approximately $19.3 million, $5.2 million, $6.8 million and $1.6 million of restructuring and impairment costs were incurred in the United States, Europe, Asia and Latin America, respectively, during the three months ended May 31, 2003. Approximately $47.0 million, $20.9 million, $6.9 million and $1.6 million of restructuring and impairment costs were incurred in the United States, Europe, Asia and Latin America, respectively, during the nine months ended May 31, 2003. Total restructuring and impairment costs of zero and $24.6 million were charged against earnings during the three months and nine months ended May 31, 2002, respectively. Approximately $11.5 million, $3.2 million, $8.5 million and $1.4 million of restructuring and impairment costs were incurred in the United States, Europe, Asia and Latin America, respectively, during the nine months ended May 31, 2002.

     Foreign source revenue represented 83.6% and 78.6% of net revenue for the three months and nine months ended May 31, 2003, respectively, compared to 59.8% and 58.9% for the same periods of fiscal 2002.

Note 7. Commitments and Contingencies

Legal Proceedings

     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Warranty Provision

     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty period varies by product and customer sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. The balance of the warranty provision was insignificant for all periods presented.

Note 8. Restructuring and Impairment Charges

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

     The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal 2001 were related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitment costs consisted primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities into new customer development sites. Fixed asset impairments consisted primarily of the leasehold improvements in the facilities that were subject to restructuring.

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

     The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal 2002 were related to the elimination of approximately 2,800 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities around the world. Lease commitment costs consisted primarily of future lease payments for facilities vacated because of the consolidation of facilities. The fixed asset impairment charge primarily resulted from a decision made to vacate several smaller facilities in the United States, Europe and Asia.

     During fiscal 2003, the Company charged $32.9 million and $76.4 million of restructuring and impairment costs against earnings for the three months and nine months ended May 31, 2003, respectively. For the three months ended May 31, 2003, these restructuring and impairment charges included employee severance and benefit costs of approximately $5.2 million, costs related to lease commitments of approximately $13.9 million, fixed asset impairments of approximately $13.1 million and other restructuring costs of approximately $0.7 million, primarily related to professional fees incurred in connection with the restructuring activities. For the nine months ended May 31, 2003, these restructuring and impairment charges included employee severance and benefit costs of approximately $26.5 million, costs related to lease commitments of approximately $14.4 million, fixed asset impairments of approximately $33.9 million and other restructuring related costs of approximately $1.6 million, primarily related to professional fees incurred in connection with the restructuring activities.

     The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded during the three months and nine months ended May 31, 2003, are related to the elimination of approximately 400 employees and approximately 2,100 employees, respectively, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities in the United States and Europe. Lease commitment costs consist primarily of future lease payments for facilities vacated because of the closure of the Boise, Idaho facility and the consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of the Boise, Idaho and Coventry, England facilities, as well as a realignment of worldwide capacity due to the restructuring activities carried out subsequent to August 31, 2002.

     The table below sets forth the significant components and activity in the restructuring programs during the three months ended May 31, 2003 (in thousands):

			Asset
	Balance at	Restructuring	Impairment
	February 28,	Related	Charge	Cash	Balance at
	2003	Charges	(Non-Cash)	Payments	May 31, 2003

Employee severance and termination benefits	$16,635	$5,218	$—	$(5,615)	$16,238
Lease costs	4,322	13,898	—	(2,078)	16,142
Fixed asset impairment	—	13,046	(13,046)	—	—
Other	243	701	—	(694)	250

Total	$21,200	$32,863	$(13,046)	$(8,387)	$32,630

     The table below sets forth the significant components and activity in the restructuring programs during the nine months ended May 31, 2003 (in thousands):

			Asset
	Balance at	Restructuring	Impairment
	August 31,	Related	Charge	Cash	Balance at
	2002	Charges	(Non-Cash)	Payments	May 31, 2003

Employee severance and termination benefits	$12,918	$26,452	$—	$(23,132)	$16,238
Lease costs	7,535	14,388	—	(5,781)	16,142
Fixed asset impairment	—	33,884	(33,884)	—	—
Other	925	1,626	—	(2,301)	250

Total	$21,378	$76,350	$(33,884)	$(31,214)	$32,630

     As of May 31, 2003, total liabilities of $22.2 million related to these restructuring activities are expected to be paid out within the next twelve months. The remaining balance is expected to be paid out through August 31, 2006.

Note 9. Intangible Assets

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

     SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of fiscal 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform goodwill impairment tests at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 6 – “Segment Information”, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill or other intangible assets in connection with its adoption of SFAS 142.

     All of the Company’s acquired intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to four years. No significant residual value is estimated for the intangible assets. The value of the purchased intangibles was determined based on third-party valuations. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from Compaq Computer Corporation (“Compaq”), Lucent Technologies of Shanghai (“LTOS”), Alcatel Business Systems (“Alcatel”), Valeo, Seagate Technology — Reynosa, S. de R.L. de C.V. (“Seagate”), Royal Philips Electronics (“Philips”) and Quantum Corporation (“Quantum”). See Note 10 - “Business Acquisitions” for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets at May 31, 2003, and August 31, 2002 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
May 31, 2003	Amount	Amortization	Amount

Contractual Agreements	$117,317	$(38,719)	$78,598
Patents	800	(387)	413

Total	$118,117	$(39,106)	$79,011

	Gross
	Carrying	Accumulated	Net Carrying
August 31, 2002	Amount	Amortization	Amount

Contractual Agreements	$62,069	$(14,423)	$47,646
Patents	800	(327)	473

Total	$62,869	$(14,750)	$48,119

     Intangible asset amortization for the three months ended May 31, 2003 and 2002, was approximately $8.5 million and $3.5 million, respectively. Intangible asset amortization for the nine months ended May 31, 2003 and 2002, was approximately $24.4 million and $10.5 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2003 (remaining 3 months)	$8,490
2004	33,959
2005	27,111
2006	7,893
2007	1,484
Remaining	74

Total	$79,011

     The following table presents the changes in goodwill allocated to the reportable segments during the nine months ended May 31, 2003 (in thousands):

Reportable	Balance at			Balance at
Segment	August 31, 2002	Acquired	Adjustments	May 31, 2003

United States	$35,676	$294	$(9,600)	$26,370
Latin America	4,509	5,149	9,600	19,258
Europe	104,689	105,829	14,301	224,819
Asia	1,454	11,744	—	13,198

Total	$146,328	$123,016	$14,301	$283,645

     The adjustments to goodwill are due primarily to foreign currency translation adjustments, which result from the consolidation of foreign subsidiaries that use a local currency as their functional currency. These adjustments were partially offset by settlement of the deferred purchase payments with Marconi Communications plc (“Marconi”) under the amended purchase agreement and a revision to the preliminary third-party valuation for the Compaq acquisition, which resulted in an adjustment of the allocation between goodwill and purchased intangible assets. Additionally, $9.6 million was reclassified from the United States to Latin America due to the transfer of production between segments. For further discussion of the Company’s acquisitions, see Note 10 – “Business Acquisitions.”

Note 10. Business Acquisitions

     The business acquisitions described below have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired businesses are included in the Consolidated Financial Statements of the Company from the date of acquisition. In accordance with SFAS 142, the goodwill related to the acquisitions is not being amortized and will be tested for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

     During the second quarter of fiscal 2001, the Company entered into a business sale agreement with Marconi to purchase certain operations of its communications division located in the United States, England, Italy and Germany. The Company entered into this agreement to enhance its European profile, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. During the fourth quarter of fiscal 2001, the Company consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. Simultaneous with the closing, the Company entered into a four-year supply agreement with Marconi.

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

     Under the terms of the original Marconi purchase agreement, the Company was to make three deferred payments totaling $45.0 million to Marconi with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments were to be made 24 and 36 months after the initial closing date. These payments were discounted based on the date each payment was due and recorded in other long-term liabilities at net present value using a discount rate of seven percent. Imputed interest was amortized over the original term of the payments and was recorded as interest expense through January 22, 2003. On January 22, 2003, the original purchase agreement and the original supply agreement were amended in conjunction with a rationalization of the acquired Marconi European operations. The modification to the supply agreement eliminates original provisions that dealt with products ultimately to be manufactured at the German facility once it was acquired as such provisions could no longer come into effect in light of the decision not to complete the purchase of the German operations. Under the terms of the amended purchase agreement, the Company agreed to pay $27.0 million to Marconi as full settlement of the deferred payments. The difference between the net present value of the payments as of January 22, 2003 and the final settlement was approximately $10.9 million and was recorded as a reduction in goodwill in the second quarter of fiscal 2003.

     During the first quarter of fiscal 2002, the Company acquired certain operations of Intel Corporation (“Intel”) in Penang, Malaysia. The Company acquired these operations to expand its manufacturing capability in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Intel. Total consideration paid was approximately $38.0 million, based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Compaq in Ayr, Scotland. The Company acquired these operations in an effort to broaden its participation in the high-end server sector and to boost its profile in Europe. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Compaq to be designated as the sole and exclusive manufacturer of current Ayr-manufactured server product sub-assemblies and future products. Total consideration paid was approximately $89.6 million, based on foreign currency rates in effect at the date of the acquisition. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $17.4 million and goodwill of approximately $2.1 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Alcatel in Brest, France. The Company acquired these operations in an effort to solidify its manufacturing relationship with Alcatel, to broaden its advanced system integration and test services and to expand its European profile. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Alcatel. Total consideration paid was approximately $51.5 million, based on foreign currency rates in effect at the date of the acquisition. Based on a preliminary third-party valuation, the purchase price is anticipated to result in goodwill of approximately $5.8 million.

     During the fourth quarter of fiscal 2002, the Company acquired certain operations of Valeo in Meung-sur-Loire, France. The Company acquired these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the transaction, the Company will acquire the electronics manufacturing production currently located at Valeo’s Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico. These operations are in the process of being transferred to the Company’s operations in Chihuahua, Mexico and the transfer is expected to be complete by the end of fiscal 2003. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. Total consideration paid, including amounts related to the Ft. Worth and Juarez operations, was approximately $49.2 million, based on foreign currency rates in effect at the date of the acquisition. Based on a preliminary third-party valuation, the purchase price is anticipated to result in goodwill of approximately $14.0 million.

     During the first quarter of fiscal 2003, the Company purchased certain operations of LTOS in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies Inc. (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. Total consideration paid was approximately $83.3 million, based on foreign currency rates in effect at the date of the acquisition. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $20.5 million and goodwill of approximately $11.3 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

     During the first quarter of fiscal 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly-owned subsidiary entered into a two-year renewable agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. Total consideration paid was approximately $26.8 million, based on foreign currency rates in effect at the date of the acquisition. Based on management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $1.6 million.

     During the second quarter of fiscal 2003, the Company purchased certain operations of Quantum in Penang, Malaysia. The Company acquired these operations in an effort to broaden its base of manufacturing for the computing and storage sector in Asia, to expand its mechanical assemble capabilities and to further strengthen its relationship with Quantum. Simultaneous with the purchase, the Company entered into a three-year supply agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.9 million, based on foreign currency rates in effect at the date of the acquisition. Based on management’s preliminary valuation, the purchase price is anticipated to result in goodwill of approximately $0.5 million.

     Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

     During the first quarter of fiscal 2003, the Company purchased certain operations of Philips in Austria, Brazil, Hong Kong/China, Hungary, Poland and Singapore. The Company completed the purchase of three additional sites in Belgium and India during the second quarter of fiscal 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $219.3 million, based on foreign currency rates in effect at the date of the acquisition, and is subject to final net operating capital adjustments per the terms of the purchase agreement. Based on management’s preliminary valuation, the purchase price for the acquired sites is anticipated to result in purchased intangibles of approximately $30.0 million and goodwill of approximately $100.0 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations acquired from Philips as if the acquisition had occurred as of the beginning of fiscal 2002 and 2003 (in thousands, except per share data). The pro forma financial information presented gives effect to certain adjustments, including amortization of goodwill and intangible assets. The pro forma financial information presented is not necessarily indicative of the Company’s results of operations had the transactions been completed at the beginning of the periods presented.

	Three months ended		Nine months ended

	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	$1,219,304	$1,106,086	$3,714,881	$3,471,027

Income before taxes	$147	$33,067	$19,274	$67,124

Net income	$4,466	$24,656	$27,035	$49,029

Earnings per common share:
Basic	$0.02	$0.12	$0.14	$0.25

Diluted	$0.02	$0.12	$0.13	$0.24

     In connection with the acquisitions described above, acquisition and merger-related costs of $3.9 million and $1.1 million were recorded for the three months ended May 31, 2003 and 2002, respectively. Acquisition and merger-related costs of $11.3 million and $3.6 million were recorded for the nine months ended May 31, 2003 and 2002, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of these acquired operations.

Note 11. New Accounting Pronouncements

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

     Statement of Accounting Standards No. 144 – Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company adopted SFAS 144 effective

September 1, 2002. SFAS 144 distinguishes between long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sale. Historically, and as of the date of adoption, all of the Company’s assets were classified as assets to be held and used. Impairments on such assets have historically been measured and recorded in a manner consistent with the requirements of SFAS 144. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

     Statement of Accounting Standards No. 146 – Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities, including those undertaken in the course of a restructuring. Specifically, SFAS 146 requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value should be used for the initial measurement of liabilities recorded in association with exit or disposal activities. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 impacted the timing of the recognition of the costs and liabilities resulting from the restructuring plans implemented subsequent to January 1, 2003. For further discussion of the Company’s restructuring programs, refer to Note 8 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

     Statement of Accounting Standards No. 148 – Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future under the existing accounting literature and therefore this standard will not have a material impact on the Company’s financial position, results of operations or cash flows. For further discussion of the Company’s stock-based compensation, see Note 5 – “Stock-Based Compensation” to the Consolidated Financial Statements.

     FASB Interpretation 45-Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The Interpretation also requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Product warranties, guarantees of contingent consideration in a business combination and guarantees issued between parents and their subsidiaries are subject to the disclosure requirements of FIN 45, but are not subject to the provisions for initial recognition and measurement. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

     FASB Interpretation 46-Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the issuance of this Interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

     Statement of Accounting Standards No. 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 was issued to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, this Standard clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. Additionally, SFAS 149 amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified subsequent to June 30, 2003 and hedging relationships designated subsequent to June 30, 2003. The provisions of this Standard are to be applied prospectively. The Company does not anticipate that the implementation of this Standard will have a material impact on its financial position, results of operations or cash flows.

     Statement of Accounting Standards No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not anticipate that the implementation of this Standard will have a material impact on its financial position, results of operations or cash flows.

Note 12. Subsequent Events

     During the fourth quarter of fiscal 2003, the Company purchased certain operations of NEC Corporation (“NEC”) in Gotemba, Japan. The Company acquired these operations in an effort to provide customer and product sector diversification while adding strong competencies in a targeted market. Simultaneous with the purchase, the Company entered into a five year agreement with NEC to manufacture and assemble transmission and studio equipment used in television and radio broadcasting, as well as video cameras and systems for monitoring and multimedia applications. Total consideration paid was approximately $59.0 million in cash. Funding for this acquisition was provided by current working capital and a Japanese credit facility.

     During the fourth quarter of fiscal 2003, the Company cancelled the 364-day, $305.0 million line of credit facility that was negotiated on November 29, 2002.

     During the fourth quarter of fiscal 2003, the Company amended and revised the Revolver and established a $400.0 million unsecured revolving credit facility with a syndicate of banks (“Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the banks’ prime rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (LIBOR) in effect at the loan inception plus a spread of 0.65% to 1.35%. The Company pays a commitment fee on the unused portion of the Amended Revolver at 0.225% to 0.40%. The Company will also pay a usage fee if its borrowing on the Amended Revolver exceeds 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. The interest spread, commitment fee and usage fee are determined based on the Company’s general corporate borrowing rating as determined by S&P and Moody’s. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable.

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

     We have recorded intangible assets, including goodwill, based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, which we early-adopted effective September 1, 2001, we are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from its estimated future cash flow. We completed the annual impairment test during the fourth quarter of fiscal 2002 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 6 – “Segment Information”. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

     We recognized restructuring charges in fiscal 2003 and 2002 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 8 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Managements Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Results of Operations

     Net Revenue. Our net revenue for the three months ended May 31, 2003 increased 43.3% to $1.2 billion, from $0.9 billion for the three months ended May 31, 2002. The increase for the three months ended May 31, 2003 from the same period of the previous fiscal year was primarily due to a 275% increase in the production of consumer products, a 98% increase in the production of computing and storage products, an 84% increase in the production of automotive products, a 10% increase in the production of networking products and a 46% increase in the production of instrumentation and medical products. These increases were due to the addition of new customers and organic growth in the respective sectors, as well as additional acquisitions completed subsequent to May 31, 2002. These increases were partially offset by a 14% decrease in the production of telecommunications products and a 9% decrease in the production of peripherals products due to continued softening of demand in these sectors.

     Our net revenue for the nine months ended May 31, 2003 increased 34.3% to $3.4 billion, from $2.6 billion for the nine months ended May 31, 2002. The increase for the nine months ended May 31, 2003 from the same period of the previous fiscal year was primarily due to a 203% increase in the production of consumer products, a 75% increase in the production of computing and storage products, a 79% increase in the production of automotive products, a 9% increase in the production of networking products, a 32% increase in the production of instrumentation and medical products and an 11% increase in the production of peripheral products. These increases were due to the addition of new customers and organic growth in the respective sectors, as well as additional acquisitions completed subsequent to May 31, 2002. These increases were partially offset by a 19% decrease in the production of telecommunications products due to continued softening of demand in that sector.

     Foreign source revenue represented 83.6% and 78.6% of net revenue for the three months and nine months ended May 31, 2003, respectively, compared to 59.8% and 58.9% for the same periods of fiscal 2002. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, Belgium, China, France, Hungary, India, Malaysia, Mexico, Poland, Scotland and Singapore. We expect our foreign source revenue to continue to increase as a percentage of total net revenue.

     Gross Profit. Gross profit decreased to 9.2% of revenue for the three months ended May 31, 2003, from 9.9% of revenue for the same period of fiscal 2002, primarily due to a decrease in the comparable portion of manufacturing based revenue and the impact of our acquisitions, partially offset by cost reductions realized from our restructuring activities during the last nine quarters. Gross profit decreased to 9.2% of revenue for the nine months ended May 31, 2003, from 9.3% for the same period of fiscal 2002. In absolute dollars, gross profit for the three months and nine months ended May 31, 2003 increased $28.7 million and $76.1 million, respectively, versus the same periods of fiscal 2002 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months and nine months ended May 31, 2003 decreased to 5.1% and 5.2% of net revenue, respectively, compared to 5.8% for both the three months and nine months ended May 31, 2002. The decrease as a percentage of net revenue was due primarily to the increased revenue base and the cost reductions realized from our restructuring activities. In absolute dollars, selling, general and administrative expenses for the three months and nine months ended May 31, 2003 increased $13.1 million and $29.9 million, respectively, versus the same periods of fiscal 2002. The absolute dollar increase was primarily due to locations acquired or constructed subsequent to the third quarter of fiscal 2002.

     Research and Development. Research and development expenses remained at 0.2% of net revenue for the three months and nine months ended May 31, 2003 as compared to the same periods of fiscal 2002. In absolute dollars, research and development expenses for the three months and nine months ended May 31, 2003 increased $0.3 million and $1.6 million, respectively, versus the same periods of fiscal 2002. Despite the recent economic conditions, we continue to engage in research and development activities including design of circuit board assemblies and the related production process, development of new products and new failure analysis technologies at our historical levels.

     Amortization of Intangibles. Our amortization of intangibles for the three months and nine months ended May 31, 2003 increased 145% and 132% to $8.5 million and $24.4 million, respectively, from $3.5 million and $10.5 million in the three months and nine months ended May 31, 2002, respectively. This increase is attributable to the increase in amortizable intangible assets resulting from the acquisitions in Austria, Belgium, Brazil, China, Hungary, India, Malaysia, Mexico, Poland, Scotland and Singapore, completed subsequent to May 31, 2002.

     Acquisition-Related Charges. During the three months ended May 31, 2003, we recorded acquisition related charges of $3.9 million primarily in connection with the acquisition of certain operations of Philips. During the three months ended May 31, 2002, we recorded acquisition related charges of $1.1 million in connection with the then announced acquisitions of certain operations of Compaq, Alcatel and Valeo. During the nine months ended May 31, 2003, we recorded acquisition related charges of $11.3 million in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate and Philips. During the nine months ended May 31, 2002, we recorded acquisition related charges of $3.6 million in connection with the acquisition of certain operations of Marconi and the then announced acquisitions of certain operations of Compaq, Alcatel and Valeo.

     Restructuring and Impairment Charges. During the first quarter of fiscal 2003, we initiated a restructuring program to reduce our cost structure and further align our manufacturing capacity with customer geographic requirements. This restructuring program resulted in restructuring and impairment charges for the three months and nine months ended May 31, 2003 of $32.9 million and $76.4 million, respectively. These restructuring and impairment charges for the nine months ended May 31, 2003 included cash costs totaling $42.5 million related to employee severance and benefits costs of approximately $26.5 million, costs related to lease commitments of approximately $14.4 million and other restructuring costs of $1.6 million. Non-cash costs of approximately $33.9 million represent fixed asset impairment charges related to our restructuring activities.

     The employee severance and benefit costs included in our restructuring and impairment costs recorded during the first nine months of fiscal 2003 are related to the elimination of approximately 2,100 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities in the United States and Europe. Lease commitment costs consisted primarily of future lease payments for facilities vacated because of the closure of the Boise, Idaho facility and the consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of our Boise, Idaho and the Coventry, England facilities, as well as a realignment of worldwide capacity due to the restructuring activities carried out subsequent to August 31, 2002. The production from the Boise location was transferred to other existing locations during the course of the second quarter of fiscal 2003. The transfer of production from the Coventry location began during the second quarter of fiscal 2003 and will continue through the fourth quarter of fiscal 2003.

     As of May 31, 2003, total liabilities of $22.2 million related to these restructuring activities are expected to be paid out within the next twelve months. The remaining balance is expected to be paid out through August 31, 2006.

     As a result of the completed and contemplated restructuring activities, we expect to realize cost savings of approximately $4.0 million in the fourth quarter of fiscal year 2003 and approximately $6.0 million each quarter thereafter. The ultimate quarterly cost savings consists of $4.8 million reduction in cost of revenue due to a reduction in employee payroll and benefit expense of $2.9 million and $1.9 million in depreciation expense, and $1.2 million reduction in selling, general and administrative expenses.

     We currently expect to incur approximately $12 million in additional restructuring and impairment charges during the fourth quarter of fiscal year 2003 related to other restructuring activities, which are being undertaken in response to the current macroeconomic conditions.

     Other Income. During the three and nine months ended May 31, 2003, we recorded zero and $2.6 million, respectively, of other income related to proceeds received in the first quarter of fiscal year 2003 in connection with facility closure costs. There was no other income for the same period of fiscal 2002.

     Interest Income. Interest income decreased to $1.5 million and $5.2 million, respectively, for the three and nine months ended May 31, 2003 from $3.1 million and $7.3 million, respectively, for the same periods of fiscal 2002, due to lower interest yields.

     Interest Expense. Interest expense increased to $3.9 million and $11.8 million, respectively, for the three months and nine months ended May 31, 2003 from $3.8 million and $10.0 million, respectively, for the same periods of fiscal 2002, due to the outstanding borrowings under the Revolver and imputed interest related to the Philips acquisitions.

     Income Taxes. We recognized an effective income tax benefit of 2,938.1% and 75.4% in the three months and nine months ended May 31, 2003, respectively, as compared to an effective income tax rate of 23.4% for both the three months and nine months ended May 31, 2002. The tax rate is a function of the mix of the effective tax rates in the tax jurisdictions in which our restructuring charges were incurred, and the mix of domestic versus international income from operations. The amount of restructuring charges recorded during the three months and nine months ended May 31, 2003, and the fact that income tax expense with respect to the restructuring charges was calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire at various times through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

Acquisitions and Expansion

     The EMS industry experienced rapid growth over a period of years until mid 2001, when the industry’s revenue declined as a result of significant cutbacks in its customers’ production requirements. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; reduce their capital investment in manufacturing facilities; and achieve parallel manufacturing of the same product throughout the world. We believe, therefore, that additional acquisition opportunities exist and we regularly evaluate such acquisition opportunities. We also evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry. We intend to continue to evaluate strategic acquisitions of ancillary services to round out our service offerings. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks which could have a material adverse effect on us, including financial and operating risks, such as the following:

•	potential liabilities of the acquired businesses;

•	the dilutive effect of the issuance of additional equity securities;

•	the incurrence of additional debt;

•	the financial impact of potential future impairment write-downs of goodwill and the amortization of other intangible assets involved in any acquisitions;

•	possible adverse tax and accounting effects;

•	the diversion of management’s attention to the assimilation of the businesses to be acquired;

•	the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

•	the need to implement financial and other systems and add management resources;

•	the risk that key employees of the acquired businesses will leave after the acquisition;

•	unforeseen difficulties in the acquired operations;

•	the impact on us of any unionized work force we may acquire or any labor disruptions that might occur; and

•	the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues.

     We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition.

     For further discussion of our acquisitions, see Note 10 – “Business Acquisitions” to the Consolidated Financial Statements.

     During the fourth quarter of fiscal 2003, we purchased certain operations of NEC in Gotemba, Japan. We acquired these operations in an effort to provide customer and product sector diversification while adding strong competencies in a targeted market. Simultaneous with the purchase, we entered into a five year agreement with NEC to manufacture and assemble transmission and studio equipment used in television and radio broadcasting, as well as video cameras and systems for monitoring multimedia applications. Total consideration paid was approximately $59.0 million in cash. Funding for this acquisition was provided by current working capital and a Japanese credit facility.

     During the second quarter of fiscal 2003, we completed the first phase of the new manufacturing facility in Guangzhou, China. The construction of the final phase of the new manufacturing facility was substantially completed during the third quarter ended May 31, 2003.

Liquidity and Capital Resources

     At May 31, 2003, our principal sources of liquidity consisted of cash and available borrowings under our credit facilities. On November 29, 2002, we negotiated a 364-day, $305.0 million line of credit facility with a syndicate of banks. A 65% equity interest in a foreign subsidiary is pledged to secure repayment of the facility. The terms of the loan agreement mirror the terms of the Revolver described below. The 364-day facility expires on November 29, 2003. As of May 31, 2003, there were no borrowings outstanding under this facility. On November 29, 2002, we renegotiated our line of credit facility and established the Revolver. A 65% equity interest in a foreign subsidiary is pledged to secure repayment of the Revolver. Under the terms of both facilities, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the banks’ prime rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a commitment fee on the unused portion of both facilities at 0.225% to 0.40%. We will also pay a usage fee if our borrowings on the Revolver exceed 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. All three of the spreads and borrowing fees are determined based on our general corporate borrowing rating as determined by S&P and Moody’s. As of May 31, 2003, the spread on the facilities was 1.75%. The Revolver expires on November 29, 2005 and outstanding borrowings are then due and payable. As of May 31, 2003, there was $100.0 million of borrowings outstanding under the Revolver. The credit facilities require compliance with several financial covenants including a fixed coverage ratio, consolidated net worth threshold and EBITDA ratio, as defined in the facilities. The credit facilities require compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of May 31, 2003. We had an accounts receivable securitization program that provided for the sale of up to $100.0 million of eligible accounts receivables of certain U.S. plants. We allowed the program to expire in May 2003.

     On May 28, 2003, we negotiated a six-month, 1.8 billion JPY credit facility with a bank in Japan. Under the terms of the facility, we pay interest on outstanding borrowings based on TIBOR plus a spread of 1.75%. The credit facility expires on December 2, 2003 and any outstanding borrowings are then due and payable. As of May 31, 2003, there were no borrowings outstanding under this facility. On May 28, 2003, we negotiated a six-month, 0.6 billion JPY credit facility with a bank in Japan. Under the terms of the facility, we pay interest on outstanding borrowings based on TIBOR plus a spread of 1.75%. The credit facility expires on December 2, 2003 and any outstanding borrowings are then due and payable. As of May 31, 2003, there were no borrowings outstanding under this facility.

     During the fourth quarter of fiscal 2003, we drew down 1.8 billion JPY on the six-month credit facility negotiated on May 28, 2003 with a bank in Japan. The cash proceeds, which translated to $15.2 million based on foreign currency rates in effect at the date of the draw down, were used to partially fund the acquisition of certain operations of NEC in Gotemba, Japan.

     During the fourth quarter of fiscal 2003, we paid the remaining approximately $8.3 million outstanding balance of the $50.0 million Senior Notes due in May 2004.

     During the fourth quarter of fiscal 2003, we cancelled the 364-day, $305.0 million line of credit facility that was negotiated on November 29, 2002.

     During the fourth quarter of fiscal 2003, we amended and revised the Revolver and established a $400.0 million unsecured revolving credit facility with a syndicate of banks (“Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the banks’ prime rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a commitment fee on the unused portion of the Amended Revolver at 0.225% to 0.40%. We will also pay a usage fee if our borrowing on the Amended Revolver exceeds 33-1/3% of the aggregate commitment. The usage fee ranges from 0.125% to 0.25%. The interest spread, commitment fee and usage fee are determined based on our general corporate borrowing rating as determined by S&P and Moody’s. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable.

     We generated $195.9 million of cash from operating activities for the nine months ended May 31, 2003. This consisted primarily of $22.9 million of net income, $166.1 million of depreciation and amortization, $60.6 million from decreases in inventory, $62.1 million of non-cash restructuring charges, $133.7 million of increases in accounts payable and accrued expenses and $16.2 million of decreases in refundable income taxes, offset by $238.5 million of increases of accounts receivable, $12.3 million of decreases in deferred income taxes and $15.6 million of increases in prepaid expenses and other current assets. Inventory levels, excluding inventory acquired through acquisitions, have decreased during the nine months ended May 31, 2003 due to the stabilization of customer demand patterns and increased revenues. The increase in accounts payable was due to increased emphasis on cash management as well as the timing of purchases near quarter-end. The increase in the accounts receivable balance was due primarily to increased revenue during the three months ended May 31, 2003, as well as longer customer payment terms in Europe.

     Net cash used in investing activities of $427.6 million for the nine months ended May 31, 2003 consisted of our capital expenditures of $74.1 million for construction and equipment worldwide and cash paid of $365.4 million for the acquisition of certain operations of Valeo, Lucent, Seagate, Philips and Quantum, offset by proceeds from the sales of property and equipment of $11.9 million. Purchases of manufacturing and computer equipment were made to support our ongoing business. We also continued construction of a new manufacturing facility in Guangzhou, China to support our expected future capacity needs. We completed the first phase of the new manufacturing facility in Guangzhou, China during the second quarter of fiscal 2003. The construction of the final phase of the new manufacturing facility was substantially completed during the third quarter ended May 31, 2003.

     We believe that during the next twelve months, our capital expenditures will be approximately $80 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our existing credit facilities, and funds provided by operations, will be more than adequate to fund these capital expenditures and our working capital requirements for the next twelve months. In May 2001, we issued the Convertible Notes, which mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each Convertible Note is convertible at any time after the date of original issuance and prior to the close of business on the day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes. The holders of the Convertible Notes may require that we purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Accordingly, the Convertible Notes are classified as current debt as of May 31, 2003. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. Should the holders of the Convertible Notes require us to purchase their Convertible Notes in 2004 or should we desire to consummate significant additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity with terms that we consider acceptable.

Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of May 31, 2003 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

		Payments due by period (in thousands)

		Less than 1
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and capital lease obligations	$455,007	$353,804	$101,203	$—	$—
Operating leases	149,309	33,014	55,427	23,829	37,039

Total contractual cash obligations	$604,316	$386,818	$156,630	$23,829	$37,039

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the nine months ended May 31, 2003. Market risk information is contained under the caption “Quantitative And Qualitative Disclosures About Market Risk” of our 2002 Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and is incorporated herein by reference.

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

             None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

             None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

Item 5: OTHER INFORMATION

             None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.3(3)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

99.1	—	Certification by the President and Chief Executive Officer of the Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

99.2	—	Certification by the Chief Financial Officer of the Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

             (b) Reports on Form 8-K.

                     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: July 14, 2003	By:	/s/ Timothy L. Main

Timothy L. Main President/CEO

Date: July 14, 2003	By:	/s/ Chris A. Lewis

Chris A. Lewis Chief Financial Officer

CERTIFICATIONS

I, Timothy L. Main, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jabil Circuit, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ Timothy L. Main Timothy L. Main President and Chief Executive Officer

CERTIFICATIONS

I, Chris A. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jabil Circuit, Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003	/s/ Chris A. Lewis Chris A. Lewis Chief Financial Officer

Exhibit Index

Exhibit No.		Description

99.1	—	Certification by the President and Chief Executive Officer of the Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

99.2	—	Certification by the Chief Financial Officer of the Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or the Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.