Form 10-K
period 2003-08-31
JABIL CIRCUIT INC
filed 2003-11-12
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑         No ☐

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2003 was approximately $2.6 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on October 22, 2003, was 199,743,897. The Registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on January 13, 2004 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1.     Business

      References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Factors Affecting Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” sections elsewhere in this document.

      All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

The Company

      We are one of the leading worldwide independent providers of electronic manufacturing services (“EMS”). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers (“OEMs”) in the automotive, computing and storage, consumer products, instrumentation and medical, networking, peripherals and telecommunications industries. We serve our customers with dedicated work cell business units that combine high volume, highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our largest customers currently include Alcatel Business Systems (“Alcatel”), Cisco Systems, Inc. (“Cisco”),

Hewlett-Packard Company (“HP”), Johnson Controls, Inc., Lucent Technologies, Inc. (“Lucent”), Marconi Communications plc (“Marconi”), Nokia Corporation, Quantum Corporation (“Quantum”), Royal Philips Electronics (“Philips”) and Valeo S.A. (“Valeo”). For the fiscal year ended August 31, 2003, we had net revenues of approximately $4.7 billion and net income of $43.0 million.

      The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut backs in its customers’ production requirements, which was consistent with the overall global economic downturn. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. Industry revenues have slowly begun to increase again over the last year as customer production requirements generally began to stabilize. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets.

      We offer our customers significant turnkey EMS solutions that are responsive to their outsourcing needs. Our work cell business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	systems assembly and direct order fulfillment; and

•	repair and warranty.

      We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Scotland, Singapore and the United States. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

      Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document. We were incorporated in Delaware in 1992.

EMS Industry Background

      The EMS industry is composed of companies that provide a range of manufacturing services for OEMs. The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs have chosen an external manufacturing strategy. In mid-2001, the industry’s revenue declined as a result of significant cutbacks in its customers’ production requirements, which was consistent with the overall global economic downturn. Industry revenues have slowly begun to increase again over the last year as customer production requirements generally began to stabilize and OEMs continue to turn to outsourcing versus internal manufacturing. Factors driving OEMs to favor outsourcing to EMS providers include:

•	Reduced Product Cost. EMS providers are able to manufacture products at a reduced total cost to OEMs. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

•	Accelerated Product Time-to-Market and Time-to-Volume. EMS providers are often able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. EMS providers are also able to rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•	Access to Advanced Design and Manufacturing Technologies. Customers of EMS providers may gain access to additional advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to-market and manufacturability of their products.

•	Improved Inventory Management and Purchasing Power. EMS providers are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.

•	Reduced Capital Investment in Manufacturing. OEMs are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing, and research and development (“R&D”). This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.

Our Strategy

      We are focused on expanding our position as one of the leading global EMS providers to major OEMs. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading OEMs in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Historically, we derived the majority of our growth from existing customers. Over the last two years, we have experienced business growth from existing customers and from new customers as a result of organic business wins. Additionally, our acquisitions have meaningfully contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Work Cell Business Units. Each of our work cell business units is dedicated to one customer and operates with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our work cell business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have acquired operations in Austria, Belgium, Brazil, China, England, France,

Hungary, India, Italy, Japan, Malaysia, Mexico, Poland, Scotland and Singapore to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly and Direct Order Fulfillment. Our systems assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Pursue Selective Acquisition Opportunities. OEMs have continued divesting internal manufacturing operations to EMS providers. In many of these situations, the OEM enters into a customer relationship with the EMS provider that acquires the operations. Our acquisition strategy is focused on obtaining OEM operations that compliment our geographic footprint and diversify our business into new industries, while providing opportunities for long-term outsourcing relationships. See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions.”

Our Approach to Manufacturing

      In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Work Cell Business Units. Each of our work cell business units is dedicated to one customer and is empowered to formulate strategies tailored to its customer’s needs. Each work cell business unit has dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Work cell business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The work cell business unit approach is modular and enables us to grow incrementally without disrupting the operations of other work cell business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate on a worldwide basis all financial, manufacturing and engineering commitments for each of our customers that have both domestic and global production requirements. Jabil’s Business Unit Management has the authority, within high-level parameters set by executive management, to develop customer relationships, make design strategy decisions and production commitments, establish pricing and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously, within high-level parameters set by executive management, with responsibility for the development of customer relationships and direct profit and loss accountability for work cell business unit performance.

•	Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides significant cost reduction and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Factors Affecting Future Results — Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our cost.”

•	Supply Chain Management. We utilize an electronic commerce system/ electronic data interchange and web-based tools with our customers and suppliers to implement a variety of supply chain management programs. Our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

Our Design Services

      We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. We offer the following design services:

•	Electronic Design. Our electronic design team provides electronic circuit design services, including application-specific integrated circuit design and firmware development. These services have been used to develop a variety of circuit designs for cellular telephone accessories, notebook and personal computers, servers, radio frequency (“RF”) products, video set-top boxes, optical communications products, personal digital assistants, communication broadband products and automotive and consumer appliance controls.

•	Industrial Design Services. Our industrial design team assists in designing the “look and feel” of the plastic and metal enclosures that house printed circuit board (“PCB”) assemblies and systems.

•	Mechanical Design. Our mechanical engineering design team specializes in three-dimensional design and analysis of electronic and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management. They are staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities.

•	Computer Assisted Design. Our computer assisted design (“CAD”) team provides PCB design and other related services. These services include PCB design services using advanced CAD/computer assisted engineering tools, PCB design testing and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCB design. We believe that our CAD services result in PCB designs that are optimized for manufacturability and cost, and accelerate the time-to-market and time-to-volume production.

•	Applied R&D. The goal of Jabil’s Applied R&D group is to make Jabil more profitable by pairing with our OEM partners and establishing new product roadmaps. Applied R&D is a launching pad for new technologies and concepts in specific growth areas. This team provides system-based solutions to engineering problems and challenges.

      As we increase our efforts to offer design services, we are exposed to different or greater potential liabilities than those we face from our regular manufacturing services. See “Factors Affecting Future Results — Our increasing design services offerings may increase our exposure to product liability, intellectual property infringement and other claims.”

Our Systems Assembly, Test and Direct Order Fulfillment Services

      We offer systems assembly, test and direct order fulfillment services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBs. We maintain significant systems assembly capacity to meet the increasing demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the PCBs, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to try to ensure that our products meet or exceed required customer specifications. We also offer direct order fulfillment services for delivery of final products we assemble for our customers.

Our Repair and Warranty Services

      As an extension of our manufacturing model and an enhancement to our total global solution, we offer repair and warranty services to our customers from strategic hub locations. We have the ability to service our OEM partners’ products following completion of the traditional manufacturing and fulfillment process.

Technology

      We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced high volume, continuous flow manufacturing process technologies. These technologies include surface mount technology, high-density ball grid array, chip scale packages, flip chip/direct chip attach, advanced chip-on-board, thin substrate processes, reflow solder of mixed technology circuit boards, lead-free processing, densification, RF process optimization and other testing and emerging interconnect technologies. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Factors Affecting Future Results — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

      To meet our customers’ increasingly sophisticated needs, we continually engage in R&D activities. These efforts consist of design of the circuit board assembly, mechanical design and the related production design necessary to manufacture the circuit board assembly in the most cost-effective and reliable manner. Additional R&D efforts have focused on new optical, test engineering, RF and wireless failure analysis technologies. We are also engaged in the R&D of new reference designs including network infrastructure systems, handset convergent devices, wireless and broadband access products, consumer products and storage products. Design centers are located in St. Petersburg, Florida; Auburn Hills, Michigan; Vienna, Austria; Hasselt, Belgium; and Shanghai, China. See “Factors Affecting Future Results — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

      For fiscal years 2003, 2002 and 2001, we expended $9.9 million, $7.9 million and $6.4 million, respectively, on R&D activities. To date, substantially all of our R&D expenditures have related to internal R&D activities.

Customers and Marketing

      Our core strategy is to establish and maintain long-term relationships with leading OEMs in expanding industries with the size and growth characteristics that can benefit from highly automated continuous flow and global manufacturing. A small number of customers and significant industries have historically comprised a major portion of our net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to our customers who individually accounted for approximately 10% or more of our net revenue in any respective period:

	Year ended August 31,

	2003	2002	2001

Cisco Systems, Inc.	16%	24%	23%
Royal Philips Electronics	15%	*	*
Hewlett-Packard Company	11%	*	*
Marconi Communications plc	*	13%	*
Dell Computer Corporation	*	*	14%

*	less than 10% of net revenues

      Our net revenue was distributed over the following significant industries for the periods indicated:

	Year ended August 31,

	2003	2002	2001

Networking	23%	30%	28%
Consumer Products	20%	8%	6%
Computing and Storage	15%	13%	22%
Telecommunications	14%	23%	19%
Automotive	9%	7%	5%
Peripherals	8%	10%	14%
Instrumentation and Medical	7%	5%	2%
Other	4%	4%	4%

	100%	100%	100%

      In fiscal year 2003, 32 customers accounted for more than 95% of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industries have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot provide assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Factors Affecting Future Results — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

      Our principal source of new business is the expansion of existing customer relationships to include additional product lines and services, referrals and direct sales through our Business Unit Managers and Directors and executive staff. Over the last two years, we also experienced business growth with both existing and new customers as a result of our acquisitions. Our Business Unit Managers and Directors, supported by the executive staff, identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

      A key element in our strategy is to provide localized production of global products for OEMs in the major consuming regions of the United States, Europe, Asia and Latin America. Consistent with this strategy, we have established or acquired manufacturing and/or repair facilities in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Scotland and Singapore. In addition, sales offices have been established in Hong Kong, Japan, Singapore and The Netherlands.

      Our European facilities located in Austria, Belgium, England, France, Hungary, Ireland, Italy, Poland and Scotland, target existing European customers, North American customers with significant sales in Europe and potential European customers who meet our customer profile.

      Our Asian facilities, located in China, India, Japan, Malaysia and Singapore, enable us to provide local manufacturing services and a more competitive cost structure in the Asian market and serve as a low cost manufacturing source for new and existing customers in the global market.

      Our Latin American facilities located in Mexico and Brazil enable us to provide a low cost manufacturing source for new and existing customers.

      See “Factors Affecting Future Results — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

Competition

      The EMS industry is highly competitive. We compete against numerous domestic and international manufacturers, including Celestica, Inc., Flextronics International, Sanmina — SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than we do. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, original design manufacturer (“ODM”) companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in markets such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs, such as Hon Hai Precision Industry Co., Ltd., may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

      We believe that the primary basis of competition in our targeted markets is manufacturing capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See “Factors Affecting Future Results — We compete with numerous EMS providers, and others, including our current and potential customers who may decide to manufacture all of their products internally.”

Backlog

      Our order backlog at August 31, 2003 was approximately $1.3 billion, compared to backlog of $699.8 million at August 31, 2002. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Factors Affecting Future Results — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

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

      We currently have a relatively small number of patents. However, we believe that the rapid pace of technological change makes patent protection less significant than factors such as the knowledge and experience of management and personnel and our ability to develop, enhance and market manufacturing services. See “Factors Affecting Future Results — Generally, we do not have employment agreements with any of our key personnel, the loss of which could hurt our operations.”

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

Employees

      As of October 13, 2003, we had approximately 26,000 full-time employees, compared to approximately 20,000 full-time employees at November 11, 2002. The increase in employees is primarily due to the acquisitions that we consummated during fiscal year 2003, which was partially offset by the reductions in headcount resulting from our restructuring programs during fiscal year 2003. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

      The information regarding revenue, segment income, reconciliation of income before income taxes and property, plant and equipment set forth in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

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

Item 2.     Properties

      We have manufacturing, repair and support operations located in the Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Scotland, Singapore, The Netherlands and The United States. As part of our restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the tables below. The tables below list the locations and square footage for our facilities as of August 31, 2003:

Facilities Currently in Use

	Approx.	Type of Interest
Location	Sq. Ftg.	(Leased/Owned)	Description of Use

Gotemba, Japan	138,000	Leased	Manufacturing
Huangpu, China	1,360,000	Owned	Manufacturing, Support
Panyu, China	210,000	Owned	Manufacturing
Penang, Malaysia	612,000	Owned	Manufacturing
Penang, Malaysia	61,000	Owned	Repair
Pimpri, India	51,000	Leased	Manufacturing
Shanghai, China	352,000	Owned	Manufacturing
Shenzhen, China	762,000	Leased	Manufacturing, Support
Sheung Shui, Hong Kong, China	1,000	Leased	Support
Singapore City, Singapore	45,000	Leased	Manufacturing
Techview, Singapore	3,000	Leased	Support
Tokyo, Japan	2,000	Leased	Support
Tsim Sha Tsui, Hong Kong, China	6,000	Leased	Support

Total Asia	3,603,000

Ayr, Scotland	430,000	Owned	Manufacturing
Bergamo, Italy	116,000	Leased	Manufacturing
Brest, France	389,000	Owned	Manufacturing
Bruges, Belgium	116,000	Leased	Manufacturing
Brussels, Belgium	10,000	Leased	Repair
Coventry, England	32,000	Leased	Repair, Support
Dublin, Ireland	72,000	Leased	Repair
Eindhoven, The Netherlands	6,500	Leased	Support
Hasselt, Belgium	29,000	Leased	Manufacturing
Kwidzyn, Poland	126,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing
Marcianise, Italy	173,000	Leased	Manufacturing, Repair
Meung-sur-Loire, France	111,000	Leased	Manufacturing
Szombathely, Hungary	138,000	Leased	Manufacturing
Tiszaujvaros, Hungary	243,000	Owned	Manufacturing
Vienna, Austria	99,000	Leased	Manufacturing

Total Europe	2,220,500

Sao Paulo, Brazil	35,000	Leased	Repair
Belo Horizonte, Brazil	93,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing
Guadalajara, Mexico	363,000	Owned	Manufacturing

	Approx.	Type of Interest
Location	Sq. Ftg.	(Leased/Owned)	Description of Use

Manaus, Brazil	135,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	Repair

Total Latin America	2,061,000

Auburn Hills, Michigan	207,000	Owned	Manufacturing
Billerica, Massachusetts	183,000	Leased	Prototype Manufacturing
Louisville, Kentucky	138,000	Leased	Repair
McAllen, Texas	100,000	Leased	Support
Memphis, Tennessee	275,000	Leased	Repair
San Jose, California	181,000	Leased	Prototype Manufacturing
St. Petersburg, Florida	238,000	Leased	Manufacturing, Support
St. Petersburg, Florida	299,000	Owned	Manufacturing, Support

Total United States	1,621,000

Total Facilities Currently in Use	9,505,500

Facilities Not Currently in Use

	Approx.	Type of Interest
Location	Sq. Ftg.	(Leased/ Owned)	Description of Use

Penang, Malaysia	149,000	Owned	Manufacturing

Total Asia	149,000

Coventry, England(1)	66,000	Leased	Manufacturing
Liverpool, England(1)	16,000	Leased	Manufacturing, Repair

Total Europe	82,000

Tijuana, Mexico(2)	63,000	Leased	Support

Total Latin America	63,000

Auburn Hills, Michigan	116,000	Owned	Manufacturing
Bedford, Texas	165,000	Owned	Manufacturing
Billerica, Massachusetts	320,000	Leased	Manufacturing
Boise, Idaho	353,000	Owned	Manufacturing
San Jose, California	100,000	Leased	Manufacturing
Tampa, Florida(2)	78,000	Leased	Repair

Total United States	1,132,000

Total Facilities Not Currently in Use	1,426,000

(1)	This facility is no longer used in our business operations. The lease will be terminated upon final vacancy during the first quarter of fiscal year 2004.

(2)	This facility is no longer used in our business operations and has been subleased to an unrelated third party.

      All of our principal manufacturing facilities are ISO certified to ISO 9001, ISO 9002 or ISO 9000:2000 standards and are also certified to ISO-14001 environmental standards. Our Billerica, Massachusetts and St. Petersburg, Florida facilities are certified to AS9100 aerospace standards. Our facilities in Meung-sur-Loire, France, Tiszaujvaros, Hungary and Vienna, Austria are certified to TS16949 automotive standards. Our Auburn Hills, Michigan facility is certified to 13485:2000 medical standards. Our facilities in Chihuahua, Mexico, San Jose, California and St. Petersburg, Florida are certified to TL 9000 telecommunications standards.

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

      Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

Year Ended August 31, 2003
First Quarter (September 1, 2002 – November 30, 2002)	$23.65	$11.13
Second Quarter (December 1, 2002 – February 28, 2003)	$22.69	$14.51
Third Quarter (March 1, 2003 – May 31, 2003)	$21.50	$15.28
Fourth Quarter (June 1, 2003 – August 31, 2003)	$28.20	$20.41
Year Ended August 31, 2002
First Quarter (September 1, 2001 – November 30, 2001)	$28.08	$14.00
Second Quarter (December 1, 2001 – February 28, 2002)	$31.45	$18.55
Third Quarter (March 1, 2002 – May 31, 2002)	$26.79	$17.75
Fourth Quarter (June 1, 2002 – August 31, 2002)	$22.97	$15.15

      On October 22, 2003, the closing sales price for our common stock as reported on the New York Stock Exchange was $27.78. As of October 22, 2003, there were approximately 3,398 holders of record of our common stock.

      We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Additionally, certain covenants to our financing agreements restrict the payment of cash dividends. We are in compliance with the covenants to our financing agreements as of August 31, 2003.

      Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Item 6.     Selected Financial Data

      The following selected data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of

Operation. The historical information set forth below has been restated to reflect the September 1999 merger with GET Manufacturing, Inc. (“GET”), which was accounted for as a pooling of interests.

	Years Ended August 31,

	2003	2002		2001		2000		1999

	(in thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$4,729,482	$3,545,466		$4,330,655		$3,558,321		$2,238,391
Cost of revenue	4,294,016	3,210,875		3,936,589		3,199,972		1,992,803

Gross profit	435,466	334,591		394,066		358,349		245,588
Selling, general and administrative	243,663	203,845		184,112		132,717		92,015
Research and development	9,906	7,864		6,448		4,839		5,863
Amortization of intangibles	36,870	15,113		5,820		2,724		1,225
Acquisition-related charges	15,266 (1)	7,576	(2)	6,558	(3)	5,153	(4)	7,030	(5)
Restructuring and impairment charges	85,308 (1)	52,143	(2)	27,366	(3)	—	(4)	—	(5)
Goodwill write-off	—	—		—		—		3,578

Operating income	44,453	48,050		163,762		212,916		135,877
Other income	(2,600)	—		—		—		—
Interest income	(6,920)	(9,761)		(8,243)		(7,385)		(4,536)
Interest expense	17,019	13,055		5,857		7,605		7,110

Income before income taxes	36,954	44,756		166,148		212,696		133,303
Income tax (benefit) expense	(6,053)	10,041		47,631		67,048		48,484

Net income	$43,007	$34,715		$118,517		$145,648		$84,819

Earnings per share:
Basic	$0.22	$0.18		$0.62		$0.81		$0.51

Diluted	$0.21	$0.17		$0.59		$0.78		$0.49

Common shares used in the calculations of earnings per share(6):
Basic	198,495	197,396		191,862		179,032		166,754

Diluted	202,103	200,782		202,223		187,448		174,334

	August 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$830,729	$994,962	$942,023	$693,018	$248,833

Total assets	$3,244,745	$2,547,906	$2,357,578	$2,015,915	$1,035,421

Current installments of notes payable, long-term debt and long-term lease obligations	$347,237	$8,692	$8,333	$8,333	$32,490

Notes payable, long-term debt and long-term lease obligations, less current installments	$297,018	$354,668	$361,667	$25,000	$33,333

Net stockholders’ equity	$1,588,476	$1,506,966	$1,414,076	$1,270,183	$577,811

Cash dividends paid	$—	$—	$—	$—	$—

(1)	During 2003, we recorded acquisition-related charges of $15.3 million ($9.8 million after-tax) in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate, Philips and NEC. We also recorded charges of $85.3 million ($60.7 million after-tax) related to the restructuring of our business during the fiscal year.

(2)	During 2002, we recorded acquisition-related charges of $7.6 million ($4.8 million after-tax) in connection with the acquisition of certain operations of Marconi, Compaq Computer Corporation, Alcatel and Valeo. We also recorded charges of $52.1 million ($40.2 million after-tax) related to the restructuring of our business during the fiscal year.

(3)	During 2001, we recorded charges of $6.6 million ($4.1 million after-tax) related to the acquisition of certain manufacturing facilities of Marconi. We also recorded charges of $27.4 million ($21.6 million after-tax) related to restructuring of our business and other non-recurring charges during our fiscal year.

(4)	During 2000, we recorded additional acquisition-related charges of $5.2 million ($4.7 million after-tax) in connection with the merger with GET (“GET Merger”).

(5)	During 1999, we recorded an acquisition-related charge of $7.0 million ($6.5 million after-tax) in connection with the GET Merger. During March 1999, we also recorded the write-off of impaired goodwill of a GET subsidiary of $3.6 million ($3.3 million after-tax). As a result of the overlapping period created when GET’s fiscal year was conformed to an August 31 year-end, the write-off falls into the results of operations for both years ended August 31, 1999 and 1998. Stockholders’ equity was adjusted so that the duplicate amount is reflected only once in retained earnings.

(6)	Gives effect to two-for-one stock splits in the form of 100% stock dividends to stockholders of record on March 23, 2000 and on February 5, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

      This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Factors Affecting Future Results” section elsewhere in this document.

      All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

      We are one of the leading worldwide independent providers of turnkey manufacturing services to OEMs in the automotive, computing and storage, consumer products, instrumentation and medical, networking, peripherals and telecommunications industries. The historical growth of the overall EMS industry, which subsided in early to mid-2001 consistent with the overall global economic downturn, was driven by the increasing number of OEMs who were outsourcing their manufacturing requirements. We anticipate that this industry outsourcing trend will continue during the next several years.

      We derive most of our net revenue under purchase orders from OEM customers. We recognize revenue, net of estimated product return costs, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. The volume and timing of orders placed by our customers vary due to several factors, including: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. Demand for our customers’ products depends on, among other things, product life cycles, competitive conditions and general economic conditions.

      Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture, the cost of labor and manufacturing overhead, and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Net revenue from each product that we manufacture consists of an element based on the costs of materials in that product and an element based on the labor and manufacturing overhead costs allocated to that product. We refer to the portion of the sales price of a product that is based on materials costs as “material-based revenue,” and to the portion of the sales price of a product that is based on labor and manufacturing overhead costs as “manufacturing-based revenue.” Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically realize higher gross margins on manufacturing-based revenue than we do on materials-based revenue. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product.

      Our operating results are impacted by the level of capacity utilization of manufacturing facilities, indirect labor and selling, general and administrative expenses. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating margins. As our capacity has grown during recent years through the construction of new greenfield facilities, the expansion of existing facilities and our acquisition of additional facilities, our selling, general and administrative expenses have increased to support this growth.

      We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in R&D of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the Research and Development line item in our Consolidated Financial Statements.

      An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United States are denominated in local currencies. We hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are included in other comprehensive income. See “Factors Affecting Future Results — We are subject to risks of currency fluctuations and related hedging operations” and Note 1(n) — “Summary of Significant Accounting Policies — Comprehensive Income” to the Consolidated Financial Statements.

      We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Factors Affecting Future Results — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Acquisitions and Expansion

      The EMS industry experienced rapid growth over a period of years until mid-2001, when the industry’s revenue declined as a result of significant cutbacks in its customers’ production requirements, which was consistent with the overall global economic downturn. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing. We believe, therefore, that additional acquisition opportunities exist and we regularly evaluate such acquisition opportunities. We also evaluate acquisition opportunities that may arise as a result of consolidation in the EMS industry. We intend to continue to evaluate strategic acquisitions of ancillary services to compliment our service offerings. However, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of any such acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

•	Financial risks, such as (1) potential liabilities of the acquired businesses; (2) costs associated with integrating acquired operations and businesses; (3) the dilutive effect of the issuance of additional equity securities; (4) the incurrence of additional debt; (5) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; (6) possible adverse tax and accounting effects; and (7) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close facilities at our cost.

•	Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; (5) unforeseen difficulties in the acquired operations; and (6) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

      We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions.”

      For further discussion of our acquisitions, see Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      During fiscal year 2003, we completed construction of and commenced operations in our new manufacturing facility in Huangpu, China.

Critical Accounting Policies and Estimates

      The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

     Allowance for Doubtful Accounts

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

     Inventory Valuation

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

     Long-Lived Assets

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

      We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with material business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which we early-adopted effective September 1, 2001, we are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal year 2003 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill include unforeseen decreases in future performance or industry demand, and the restructuring of our operations as a result of a change in our business strategy.

     Restructuring and Impairment Charges

      We recognized restructuring and impairment charges in fiscal years 2003, 2002 and 2001 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Results of Operation — Restructuring and Impairment Charges.”

     Pension and Postretirement Benefits

      We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates on discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. See Note 7 — “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

     Income Taxes

      We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the more likely than not criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Results of Operation

      The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

	Years Ended August 31,

	2003	2002	2001

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	90.8	90.6	90.9

Gross profit	9.2	9.4	9.1
Selling, general and administrative	5.2	5.7	4.3
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.8	0.4	0.1
Acquisition-related charges	0.3	0.2	0.2
Restructuring and impairment charges	1.8	1.5	0.6

Operating income	0.9	1.4	3.7
Other income	(0.1)	—	—
Interest income	(0.1)	(0.3)	(0.2)
Interest expense	0.3	0.4	0.1

Income before income taxes	0.8	1.3	3.8
Income tax (benefit) expense	(0.1)	0.3	1.1

Net income	0.9%	1.0%	2.7%

Fiscal Year Ended August 31, 2003 Compared to Fiscal Year Ended August 31, 2002

      Net Revenue. Our net revenue increased 33.4% to $4.7 billion for fiscal year 2003, up from $3.5 billion in fiscal year 2002. The increase was primarily due to a 218% increase in production of consumer products, an 80% increase in production of instrumentation and medical products, a 72% increase in production of automotive products, a 54% increase in production of computing and storage products and a 4% increase in production of networking products due to the addition of new customers, acquisitions and organic growth in those sectors. The increase in the consumer products sector was primarily due to the acquisition of certain operations of Philips during fiscal year 2003. These increases were offset in part by an 18% decrease in production of telecommunications products due to reduced demand in this sector.

      Foreign source revenue represented 80.7% of our net revenue for fiscal year 2003 and 60.6% of net revenue for fiscal year 2002. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in France and Scotland during late fiscal year 2002, and our acquisitions in Austria, Brazil, Belgium, China, Hungary, India, Japan, Malaysia, Mexico, Poland and Singapore during fiscal year 2003. We currently anticipate that our foreign source revenue will continue to increase as a percentage of our total net revenue.

      Gross Profit. Gross profit decreased slightly to 9.2% in fiscal year 2003 from 9.4% in fiscal year 2002 primarily due to a decrease in the portion of manufacturing-based revenue and the mix of value-add based revenue from our acquisitions, partially offset by cost reductions realized from our restructuring activities.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $243.7 million (5.2% of net revenue) in fiscal year 2003 from $203.8 million (5.7% of net revenue) in fiscal year 2002. The increase in dollar amount was primarily attributable to operations acquired in late fiscal year 2002 and fiscal year 2003 and to operations in facilities for which construction was completed during fiscal year 2003. The decrease as a percentage of net revenue was due primarily to the increased revenue base in fiscal year 2003.

      R&D. R&D expenses in fiscal year 2003 increased to $9.9 million from $7.9 million in fiscal year 2002 but remained at 0.2% of net revenue for each of the fiscal years ended August 31, 2003 and 2002.

Despite the recent economic conditions, we continued to engage in R&D activities, including design of circuit board assemblies and the related production process, development of new products and new failure analysis techniques at our historical levels.

      Amortization of Intangibles. We recorded $36.9 million of amortization of intangibles in fiscal year 2003 as compared to $15.1 million in fiscal year 2002. The increase was attributable to acquired amortizable intangible assets resulting from our acquisitions in late fiscal year 2002 and fiscal year 2003. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” above, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, Note 4 — “Goodwill and Other Intangible Assets” and Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Acquisition-related Charges. During fiscal year 2003, we incurred $15.3 million in acquisition-related charges in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate, Philips and NEC Corporation (“NEC”). See Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Restructuring and Impairment Charges. During the first quarter of fiscal year 2003, we initiated a restructuring program to reduce our cost structure and further align our manufacturing capacity with customer geographic requirements. This restructuring program resulted in restructuring and impairment charges of $85.3 million for fiscal year 2003. These restructuring and impairment charges included cash costs totaling $47.7 million consisting of employee severance and benefits costs of approximately $29.9 million, costs related to lease commitments of approximately $14.9 million and other restructuring costs of $2.9 million. Non-cash costs of approximately $37.6 million represent fixed asset impairment charges related to our restructuring activities. As of August 31, 2003, liabilities of $12.9 million related to these restructuring activities are expected to be paid out within the next twelve months and liabilities of $8.8 million are expected to be paid out through August 31, 2006.

      The employee severance and benefit costs included in our restructuring and impairment costs recorded in fiscal year 2003 are related to the elimination of approximately 2,300 employees, the majority of which were engaged in direct and indirect manufacturing activities in manufacturing facilities in the United States and Europe. Lease commitment costs consisted primarily of future lease payments for facilities vacated because of the closure and consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of our Boise, Idaho and Coventry, England facilities, as well as a realignment of our worldwide capacity due to the restructuring activities carried out during fiscal year 2003. The production from the Boise location was transferred to other existing locations during fiscal year 2003. The transfer of production from the Coventry location began during the second quarter of fiscal year 2003 and was substantially completed during the fourth quarter of fiscal year 2003. For additional information regarding restructuring costs, see Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

      As a result of the restructuring activities completed through May 31, 2003, we realized a cumulative cost savings of approximately $4.0 million in the fourth quarter of fiscal year 2003. The restructuring activities completed during the fourth quarter of fiscal year 2003 are expected to contribute an additional $2.0 million to our cumulative quarterly cost savings. Therefore, we expect to realize cost savings of approximately $6.0 million in the first quarter of fiscal year 2004 and each quarter thereafter. The cumulative quarterly cost savings consists of $4.8 million reduction in cost of revenue due to a reduction in employee payroll and benefit expense of $2.9 million and $1.9 million in depreciation expense, and $1.2 million reduction in selling, general and administrative expenses.

      Interest Income. Interest income decreased to $6.9 million in fiscal year 2003 from $9.8 million in fiscal year 2002 reflecting lower interest yields on cash deposits and short term investments.

      Interest Expense. Interest expense increased to $17.0 million in fiscal year 2003, from $13.1 million in fiscal year 2002, primarily as a result of borrowings under our revolving credit facilities during the year, imputed interest related to the Philips acquisitions and the issuance of the $300.0 million, seven-year,

5.875% senior notes in the fourth quarter of fiscal year 2003. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

      Income Taxes. We recognized an effective income tax benefit of 16.4% in fiscal year 2003, as compared to an effective income tax rate of 22.4% in fiscal year 2002. The tax rate is a function of the mix of the effective tax rates in the tax jurisdictions in which our restructuring charges were incurred, and the mix of domestic versus international income from operations. The amount of restructuring charges recorded during fiscal year 2003, and the fact that the income taxes associated with the restructuring charges were calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire at various dates through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Fiscal Year Ended August 31, 2002 Compared to Fiscal Year Ended August 31, 2001

      Net Revenue. Our net revenue decreased 18.1% to $3.5 billion for fiscal year 2002, down from $4.3 billion in fiscal year 2001. The decrease was primarily due to a 49.3% decrease in production of computing and storage products, a 37.5% decrease in production of peripheral products and a 13.7% decrease in production of networking products due to softening demand in those sectors. These decreases were offset in part by 58.1% and 27.5% increases in production of instrumentation and medical and consumer products, respectively, due to the addition of new customers and organic growth in those sectors.

      Foreign source revenue represented 60.6% of our net revenue for fiscal year 2002 and 50.3% of revenue for fiscal year 2001. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in England, France, Italy, Malaysia and Scotland. The percentage of foreign source revenue also increased as a result of the current economic conditions in the U.S. As our overall revenue has fallen, our U.S. based revenues have decreased proportionally more than the decreases in the Asian, Latin American and European markets.

      Gross Profit. Gross profit increased to 9.4% in fiscal year 2002 from 9.1% in fiscal year 2001 primarily due to an increase in the portion of manufacturing-based revenue and due to cost reductions realized from our restructuring activities during fiscal years 2002 and 2001.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $203.8 million (5.7% of net revenue) in fiscal year 2002 from $184.1 million (4.3% of net revenue) in fiscal year 2001. The increase in dollar amount was primarily attributable to locations acquired in late fiscal year 2001 and fiscal year 2002 and to a full year’s operations in facilities that were under construction or starting production during fiscal year 2001. The increase as a percentage of net revenue was impacted by the increase in absolute dollars as well as by decreased revenues in fiscal year 2002.

      R&D. R&D expenses in fiscal year 2002 increased to $7.9 million from $6.4 million in fiscal year 2001 but remained at 0.2% of net revenue for each of the fiscal years ended August 31, 2002 and 2001, respectively. Despite the adverse economic conditions during fiscal year 2002 that negatively impacted the demand for our services, we continued to engage in R&D activities, including design of circuit board assemblies and the related production process, development of new products and new failure analysis techniques at our historical levels.

      Amortization of Intangibles. We recorded $15.1 million of amortization of intangibles in fiscal year 2002 as compared to $5.8 million in fiscal year 2001. This increase was attributable to acquired amortizable intangible assets arising from our acquisitions in England and Italy during late fiscal year 2001 and in France, Malaysia, Scotland and the United States during fiscal year 2002.

      We elected to early-adopt SFAS 142, effective the beginning of fiscal year 2002. In accordance with SFAS 142, we ceased amortizing goodwill for fiscal year 2002. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” above, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, Note 4 — “Goodwill and Other Intangible Assets” and Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Acquisition-related Charges. During fiscal year 2002, we incurred $7.6 million in acquisition-related charges consisting of increased incremental staffing and support costs and legal and professional fees associated with the acquisitions in France, Malaysia, Scotland and the United States. See Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Restructuring and Impairment Charges. During fiscal year 2002, we incurred $52.1 million in restructuring charges related to reductions in our cost structure. These charges included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites. These charges were largely intended to align our capacity and infrastructure to anticipated customer demand. Approximately $7.2 million related to asset write-off costs, $10.6 million to lease exit costs, $32.1 million to employee severance and termination benefit costs and $2.2 million in other restructuring costs.

      The employee severance and benefit termination costs included in our restructuring charges were related to the elimination of approximately 2,800 employees during fiscal year 2002. The majority of these employees were engaged in direct and indirect manufacturing activities in various facilities around the world. Costs related to lease commitments consisted primarily of future lease payments for facilities vacated as a result of the consolidation of facilities. The fixed asset impairment charge primarily resulted from a decision made to vacate several smaller facilities in the United States, Europe and Asia due to adverse macroeconomic conditions. For additional information regarding restructuring costs, see Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

      Interest Income. Interest income increased to $9.8 million in fiscal year 2002 from $8.2 million in fiscal year 2001 reflecting increased income on greater cash balances resulting from positive cash flow from operations during fiscal year 2002 and the proceeds from our issuance of convertible notes completed in the third quarter of fiscal year 2001.

      Interest Expense. Interest expense increased to $13.1 million in fiscal year 2002, from $5.9 million in fiscal year 2001, primarily as a result of our issuance of convertible notes near the end of the third quarter of fiscal year 2001 and imputed interest on deferred acquisition payments related to the Marconi acquisition.

      Income Taxes. In fiscal year 2002, our effective tax rate decreased to 22.4% from 28.7% in fiscal year 2001. The tax rate is predominantly a function of the mix of domestic versus international income from operations. As the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply. In addition to the increase in foreign source income, the effective tax rate for fiscal year 2002, as compared to fiscal year 2001 decreased due to the mix of the effective tax rates in the tax jurisdictions in which our restructuring and acquisition-related charges were incurred and the tax treatment of the amortization of intangibles in each jurisdiction. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Quarterly Results (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the 2003 and 2002 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2003				Fiscal Year 2002

	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2003	2003	2003	2002	2002	2002	2002	2001

	(in thousands, except per share data)
Net revenue	$1,296,015	$1,219,304	$1,145,917	$1,068,246	$988,223	$850,602	$822,074	$884,567
Cost of revenue	1,175,611	1,106,673	1,041,030	970,702	892,597	766,737	748,582	802,959

Gross profit	120,404	112,631	104,887	97,544	95,626	83,865	73,492	81,608
Selling, general and administrative	65,051	62,462	60,310	55,840	55,106	49,404	49,732	49,603
Research and development	2,506	2,353	2,431	2,616	2,053	2,074	1,859	1,878
Amortization of intangibles	12,514	8,489	9,716	6,151	4,624	3,467	4,180	2,842
Acquisition-related charges	3,934	3,920	3,697	3,715	3,951	1,068	546	2,011
Restructuring and impairment charges	8,958	32,863	17,128	26,359	27,555	—	10,446	14,142

Operating income	27,441	2,544	11,605	2,863	2,337	27,852	6,729	11,132
Other income	—	—	—	(2,600)
Interest income	(1,684)	(1,465)	(1,847)	(1,924)	(2,509)	(3,073)	(2,008)	(2,171)
Interest expense	5,246	3,862	4,182	3,729	3,041	3,766	3,465	2,783

Income before income taxes	23,879	147	9,270	3,658	1,805	27,159	5,272	10,520
Income tax expense (benefit)	3,807	(4,319)	(842)	(4,699)	(27)	6,353	1,570	2,145

Net income	$20,072	$4,466	$10,112	$8,357	$1,832	$20,806	$3,702	$8,375

Earnings per share:
Basic	$0.10	$0.02	$0.05	$0.04	$0.01	$0.11	$0.02	$0.04

Diluted	$0.10	$0.02	$0.05	$0.04	$0.01	$0.10	$0.02	$0.04

Common shares used in the calculations of earnings per share:
Basic	199,059	198,596	198,351	197,972	197,787	197,481	197,305	197,012

Diluted	203,980	202,132	200,726	200,099	200,643	200,997	201,348	199,515

      The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2003				Fiscal Year 2002

	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2003	2003	2003	2002	2002	2002	2002	2001

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	90.7	90.8	90.8	90.9	90.3	90.2	91.1	90.8

Gross profit	9.3	9.2	9.2	9.1	9.7	9.8	8.9	9.2
Selling, general and administrative	5.0	5.1	5.3	5.2	5.6	5.8	6.0	5.6
Research and development	0.2	0.2	0.2	0.2	0.2	0.3	0.2	0.2
Amortization of intangibles	1.0	0.7	0.9	0.6	0.5	0.4	0.5	0.3
Acquisition-related charges	0.3	0.3	0.3	0.3	0.4	0.1	0.1	0.2
Restructuring and impairment charges	0.7	2.7	1.5	2.5	2.8	—	1.3	1.6

Operating income	2.1	0.2	1.0	0.3	0.2	3.2	0.8	1.3
Other income	—	—	—	(0.2)
Interest income	(0.1)	(0.1)	(0.2)	(0.2)	(0.3)	(0.4)	(0.2)	(0.2)
Interest expense	0.4	0.3	0.4	0.3	0.3	0.4	0.4	0.3

Income before income taxes	1.8	0.0	0.8	0.4	0.2	3.2	0.6	1.2
Income tax expense (benefit)	0.3	(0.4)	(0.1)	(0.4)	0.0	0.8	0.2	0.3

Net income	1.5%	0.4%	0.9%	0.8%	0.2%	2.4%	0.4%	0.9%

Liquidity and Capital Resources

      At August 31, 2003, we had cash and cash equivalent balances totaling $699.7 million, total notes payable, long-term debt and capital lease obligations of $644.3 million and $405.1 million available for borrowings under our revolving credit facilities.

      Net cash provided by operating activities for fiscal year 2003 was $263.5 million. This consisted primarily of $43.0 million of net income, $224.4 million of depreciation and amortization, $68.6 million from decreases of inventory, $194.7 million from increases in accounts payable and accrued expenses and $56.4 million of non-cash restructuring charges, offset by increases in accounts receivable of $286.6 million and increases in deferred income taxes of $29.0 million.

      Net cash used in investing activities of $517.5 million for fiscal year 2003 consisted of our capital expenditures of $117.2 million for construction and equipment worldwide and cash paid of $415.2 million in the acquisition of businesses, net of $14.9 million of proceeds from the sale of property and equipment.

      Net cash provided by financing activities of $312.4 million for fiscal year 2003 resulted primarily from net proceeds of $297.2 million from the issuance of $300 million Senior Notes described below and $17.1 million net proceeds from the issuance of common stock under option and employee purchase plans. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 8 — “Stockholders’ Equity” to the Consolidated Financial Statements.

      We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facility described below, as well as additional public and private offerings of our debt and equity. During the first quarter of fiscal year 1999, we filed a $750 million “shelf” registration statement with the SEC registering the potential sale of debt and equity securities in the future, from time-to-time, to augment our liquidity and capital resources. In June 2000, we sold 13.0 million shares of our common stock pursuant to our “shelf ” registration statement, which generated net proceeds of $525.4 million. In August 2000, we increased the amount of securities available to be issued under a shelf registration statement to $1.5 billion. In May 2001, we issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes (the “Convertible Notes”) at par, resulting in net proceeds of approximately $337.5 million. The Convertible Notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each Convertible Note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of Convertible Notes. Holders may require us to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Accordingly, the Convertible Notes are classified as current debt as of August 31, 2003. If holders require us to purchase Convertible Notes from them, we may choose to pay the purchase price in cash or common stock valued at 95% of its then market price. We may redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. In July 2003, we issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15, commencing January 15, 2004. Both the Convertible Notes and 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. Approximately $855 million of securities remain registered with the SEC under such registration statement.

      In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap is $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we will pay an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we will receive a fixed rate of 5.875%. At August 31, 2003, $17 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

      At August 31, 2003, our principal sources of liquidity consisted of cash, cash equivalents and available borrowings under our revolving credit facilities.

      On November 29, 2002, we renegotiated our then existing line of credit facility and established a three-year, $295.0 million credit facility (the “Revolver”). A 65% equity interest in a foreign subsidiary was pledged to secure repayment of the Revolver. Under the terms of the Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. Interest accrued on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus federal funds rate. Interest accrued on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. A facility fee based on the commitment amount of the Revolver was payable quarterly at a rate equal to 0.225% to 0.40%. If our borrowings on the Revolver exceeded 33 1/3% of the aggregate commitment, a usage fee would be due. The usage fee rate ranged from 0.125% to 0.25%. The interest spread, facility fee and usage fee were determined based on our general corporate rating as determined by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The Revolver had an expiration date of November 29, 2005 when outstanding borrowings would then be due and payable.

      On July 14, 2003, we amended and revised the Revolver and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). The pledge of the 65% of the equity interest in the foreign subsidiary was released. Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33 1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by S&P and Moody’s. As of August 31, 2003, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of August 31, 2003. As of August 31, 2003, there were no borrowings outstanding on the Amended Revolver.

      On November 29, 2002, we negotiated a 364-day, $305.0 million line of credit facility with a syndicate of banks. A 65% equity interest in a foreign subsidiary was pledged to secure repayment of the facility. The terms of the line of credit agreement mirrored the terms of the Revolver described above. The 364-day facility was to expire on November 29, 2003. At the time we entered into the Amended Revolver on July 14, 2003, we terminated this line of credit facility.

      On May 28, 2003, we negotiated a six-month, 1.8 billion Japanese Yen (“JPY”) (approximately $15.2 million based on currency exchange rates at the time) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the credit facility, interest accrued on outstanding borrowings based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a spread of 1.75%. The credit facility was to expire on December 2, 2003 and any outstanding borrowings would then be due and payable. During the fourth quarter of fiscal year 2003, we borrowed 1.8 billion JPY on this facility. The cash proceeds, which translated to $15.2 million based on foreign currency rates in effect at the date of the borrowing, were used to partially fund the acquisition of certain operations of NEC in Gotemba, Japan. On August 28, 2003, we renegotiated the 1.8 billion JPY credit facility by converting it into a five-year term loan (“Japan Term Loan”), with the final principal payment due May 31, 2008. We pay interest on the Japan Term Loan quarterly at a fixed annual rate of 2.97%. The Japan Term Loan requires quarterly repayments of principal of 105 million JPY beginning May 31, 2004. The Japan Term Loan requires compliance with financial and operating covenants including maintaining a minimum equity balance at the respective subsidiary level. We were in compliance with the respective covenants as of August 31, 2003.

      On May 28, 2003, we negotiated a six-month, 0.6 billion JPY (approximately $5.1 million based on currency exchange rates at the time) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on TIBOR plus a spread of 1.75%. The credit facility expires on December 2, 2003 and any outstanding borrowings are then due and payable. We plan to renew this facility in the first quarter of fiscal year 2004. As of August 31, 2003, there were no borrowings outstanding under this facility.

      On June 23, 2003, we paid the remaining $8.3 million outstanding balance of the $50.0 million, 6.89% Senior Notes we originally issued in May 1996 that were scheduled to mature in May 2004.

      During fiscal year 2002 and early fiscal year 2003, we had an accounts receivable securitization program that provided for the sale of up to $100.0 million of eligible accounts receivables of certain U.S. plants. We allowed the program to expire in May 2003.

      Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations through greenfield growth or acquisitions. It is possible that future expansions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory and shipments, changes in customer order volumes and timing of expenditures for new equipment.

      We currently believe that during the next twelve months, our capital expenditures will be approximately $80 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our Amended Revolver, and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our Amended Revolver or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

      Our contractual obligations for short and long-term debt arrangements, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations as of August 31, 2003 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)

		Less than			After 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Notes payable, long-term debt and long-term lease obligations	$644,255	$347,237	$8,114	$6,516	$282,388
Operating leases	161,014	36,341	50,048	32,544	42,081

Total contractual cash obligations	$805,269	$383,578	$58,162	$39,060	$324,469

FACTORS AFFECTING FUTURE RESULTS

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

      Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

      The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of our overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Quarterly Results.”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

      For the fiscal year ended August 31, 2003, our five largest customers accounted for approximately 53% of our net revenue and 32 customers accounted for over 95% of our net revenue. For the fiscal year ended August 31, 2003, Cisco, Philips and HP accounted for approximately 16%, 15% and 11% of our net revenue, respectively. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. The industry’s revenue declined in mid-2001 as a result of significant cut backs in its customers’ production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business — Customers and Marketing.”

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

We depend on industries that utilize electronics components, which includes the telecommunications industry, which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business.

      Factors affecting the industries that utilize electronics components in general could seriously harm our customers and, as a result, us. These factors include:

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

      In addition, if we are unable to offer technologically advanced, cost effective, quick response manufacturing service to customers, demand for our services will also decline. A substantial portion of our net revenue is derived from our offering of complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net revenue may significantly decline.

Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.

      The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products;

•	our customers’ attempts to manage their inventory;

•	electronic design changes;

•	changes in our customers’ manufacturing strategy; and

•	acquisitions of or consolidations among customers.

      Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. In addition, the current business environment resulting from uncertainties relating to economic recession has made planning even more complex. A business downturn resulting from any of these external factors could have a material adverse effect on our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business — Backlog.”

Our customers may cancel their orders, change production quantities or delay production.

      EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers’ products in the market affects our business. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results.

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

      On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results.

We compete with numerous EMS providers and others, including our current and potential customers who may decide to manufacture all of their products internally.

      The EMS business is highly competitive. We compete against numerous domestic and foreign manufacturers, including Celestica, Inc., Flextronics International, Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, EMS. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than us. These competitors may:

•	respond more quickly to new or emerging technologies;

•	have greater name recognition, critical mass and geographic market presence;

•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their services; and

•	be better positioned to compete on price for their services.

      We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, ODMs, companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs, such as Hon Hai Precision Industry Co., Ltd., may increase if our business in these markets grows or if ODMs expand further into or beyond these markets. See “Business — Competition.”

Increased competition may result in decreased demand or prices for our services.

      The EMS industry is highly competitive. We compete against numerous U.S. and foreign EMS providers with global operations, as well as those who operate on a local or regional basis. In addition,

current and prospective customers continually evaluate the merits of manufacturing products internally. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, systems, R&D, sales and marketing resources than we do. Consolidation in the EMS industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

      We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

      We derived 80.7% of revenues from international operations in fiscal year 2003 compared to 60.6% in fiscal year 2002. We expect our revenues from international operations to continue to increase. We currently operate outside the United States in Vienna, Austria; Bruges, Brussels and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pimpri, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Kwidzyn, Poland; Ayr and Livingston, Scotland; and Singapore City, Singapore. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable export duties, import controls and trade barriers (including quotas);

•	governmental restrictions on the transfer of funds to us from our operations outside the United States;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction.

      In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

If we do not manage our growth effectively, our profitability could decline.

      We have grown rapidly. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Selected Consolidated Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

We may not achieve expected profitability from our acquisitions.

      We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

•	Financial risks, such as (1) potential liabilities of the acquired businesses; (2) costs associated with integrating acquired operations and businesses; (3) the dilutive effect of the issuance of additional equity securities; (4) the incurrence of additional debt; (5) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; (6) possible adverse tax and accounting effects; and (7) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close facilities at our cost.

•	Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; (5) unforeseen difficulties in the acquired operations; and (6) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

      We have acquired and will continue to pursue the acquisition of manufacturing and supply chain management operations from OEMs. In these acquisitions, the divesting OEM will typically enter a supply arrangement with the acquiror. Therefore, the competition for these acquisitions is intense. In addition, certain OEMs may not choose to consummate these acquisitions with us because of our current supply arrangements with other OEMs. If we are unable to attract and consummate some of these acquisition opportunities, our growth could be adversely impacted.

      Arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting OEM, may bear the risk of excess capacity;

•	we may not achieve anticipated cost reductions and efficiencies;

•	we may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions; and

•	if demand for the OEM’s products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

      As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenues or contribute positively to our earnings.

      Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume, product quality, timeliness and pricing requirements, and our ability to achieve the OEMs expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

We face risks arising from the restructuring of our operations.

      Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, reducing staff levels, realigning our business processes and reorganizing our management. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operations may suffer.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.

      Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry wide shortages of electronic components have occurred, particularly of memory and logic devices. Such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Business — Components Procurement.”

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

      Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we establish or acquire, we may not be able to maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to maintain our engineering, technological and manufacturing expertise, could have a material adverse effect on our business.

If we manufacture products containing design or manufacturing defects, or if our manufacturing processes do not comply with applicable statutory and regulatory requirements, demand for our services may decline and we may be subject to liability claims.

      We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration. Similarly, items we manufacture for customers in defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services, as defects in medical devices, automotive components, and aerospace and defense systems could kill or seriously harm users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects.

Our increasing design services offerings may increase our exposure to product liability, intellectual property infringement and other claims.

      We have increased our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers. Providing such services can expose us to different or greater potential liabilities than those we face from providing our regular manufacturing services. Historically, we have generally not agreed in our customer contracts to be liable for product design defects. However, with the growth of our design services business, we are assuming some of those risks. As a result, we have increasing exposure to potential product liability claims resulting from injuries resulting from defects in products we design, as well as potential claims that products we design infringe on third-parties’ intellectual property. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure with respect to products we design that may be recalled due to product problems. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations.

Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.

      We have completed the installation of an Enterprise Resource Planning system in sixteen of our manufacturing sites and in our corporate location. We are in the process of installing this system in certain of our remaining plants, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

      As of August 31, 2003, our executive officers, directors and certain of their family members collectively beneficially own 21.1% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owns 15.3%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

Our credit rating is subject to change.

      Our credit is rated by credit rating agencies. For example, our 5.875% Senior Notes were rated Baa3 by Moody’s Investor Service, which is considered “investment grade” debt and BB+ by Standard and Poor’s Rating Service, which is considered one level below “investment grade” debt. If in the future our credit rating is downgraded so that neither credit rating agency rates our 5.875% Senior Notes as “investment grade” debt, such a downgrade may increase our cost of capital should we borrow under our revolving credit facilities, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all, may negatively impact the price of our common stock and may have other negative implications on our business, many of which are beyond our control.

We are subject to risks of currency fluctuations and related hedging operations.

      A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

An adverse change in the interest rates for our borrowings could adversely affect our financial condition.

      We pay interest on outstanding borrowings under our revolving credit facilities and other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows.

We are exposed to intangible asset risk.

      We have recorded intangible assets, including goodwill, in connection with business acquisitions. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

Consolidation in industries that utilize electronics components may adversely affect our business.

      In the current economic climate, consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economies of scale and other synergies. Consolidation in industries that utilize electronics components could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for the EMS industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industry sectors. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

Customer relationships with emerging companies may present more risks than with established companies.

      Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. Also, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or we previously experienced. This tightening of financing for start-up customers, together with many start-

up customers’ lack of prior earnings and unproven product markets increase our credit risk, especially in accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate. This risk exists for any new emerging company customers in the future.

Our stock price may be volatile.

      Our common stock is traded on the New York Stock Exchange. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in the EMS, automotive, computing and storage, consumer products, instrumentation and medical, networking, peripherals and telecommunications industries. Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

Our certificate of incorporation, bylaws and Delaware law may have certain anti-takeover effects.

      The Corporation Law of the State of Delaware and our certificate of incorporation and bylaws each contain certain provisions that may, in effect, discourage, delay or prevent a change of control of Jabil or unsolicited acquisition proposals from taking place.

Generally, we do not have employment agreements with any of our key personnel, the loss of which could hurt our operations.

      Our continued success depends largely on the efforts and skills of our key managerial and technical employees. The loss of the services of certain of these key employees or an inability to attract or retain qualified employees could have a material adverse effect on us. Generally, we do not have employment agreements or non-competition agreements with our key employees.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

      We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. On September 1, 2000, the Company adopted SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 and Statement of Financial Accounting Standards No. 149, Amendment on Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair market values.

      The aggregate notional amount of outstanding contracts as of August 31, 2003 was $122.3 million. The fair value of these contracts amounted to $1.2 million and was recorded as a net liability on the Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with seven months being the maximum term of the contracts outstanding at August 31, 2003. The forward contracts will settle in British Pounds, Euros, Hungarian Forints, Mexican Pesos, Japanese Yen, Swiss Francs and U.S. dollars.

Interest Rate Risk

      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of August 31, 2003, the outstanding amount in the investment portfolio was $213.4 million, comprised mainly of money market funds with an average return of 0.97%.

      We have issued convertible debt with a principal maturity of $345 million due in May 2021. The notes can be redeemed by the holder at par value plus accrued interest on May 15, 2004, May 15, 2006, May 15, 2009 and May 15, 2014. We are not exposed to interest rate risk on the convertible debt because (i) the interest on the principal amount is fixed at 1.75%, (ii) the principal payable at maturity is fixed and (iii) the conversion into our common stock is fixed.

      We have also issued senior notes with a principal maturity of $300 million due in July 2010. The notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300 million. Under the terms of the swap, we will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we will receive a fixed rate of 5.875%. At August 31, 2003, $17 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

      We pay interest on outstanding borrowings under our Amended Revolver and our 0.6 million JPY credit facility at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these revolving credit facilities at August 31, 2003.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Factors Affecting Future Results — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and — An adverse change in the interest rates for our borrowings could adversely affect our financial condition.” See Note 1 — “Description of Business and Summary of Significant Accounting Policies”, Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 10 — “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

      Certain information required by this item is included in Item 7 of Part II of this Report under the heading “Quarterly Results” and is incorporated into this item by reference. All other information required by this item is included in Item 15 of Part IV of this Report and is incorporated into this item by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There have been no changes in or disagreements with our accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

      There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended August 31, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

      Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the information set forth under the caption “Proposal No. 1: Election of Directors” in our Proxy Statement for the Annual Meeting of

Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended August 31, 2003.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2003.

Our Executive Officers

      Officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our officers and directors.

      Timothy L. Main (age 46) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

      Mark Mondello (age 39) was promoted to Chief Operating Officer in November 2002. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. Mondello holds a B.S. in Mechanical Engineering from the University of South Florida.

      Scott Brown (age 41) was named Executive Vice President in November 2002. Brown joined Jabil as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Brown has served as Senior Vice President, Strategic Planning since November 2000. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. Brown holds a B.S. in Economics from the University of Michigan.

      Chris Lewis (age 43) has served as Chief Financial Officer since August 1996. Lewis joined Jabil as Treasurer in June 1995. Prior to joining Jabil, Lewis served as U.S. Controller of Peek PLC and was a CPA with the accounting firm of KPMG Peat Marwick. Lewis holds a B.A. in Business Administration from Wittenberg University in Springfield, Ohio.

      Michel Charriau (age 61) was named Chief Operating Officer — Europe in December 2002. Prior to joining Jabil, Charriau was Executive Vice President of Philips Consumer Electronics and the Chief Executive Officer of Philips Contract Manufacturing Services, both divisions of Philips. Charriau joined Philips in 1969 with its Semiconductor Division in France after graduating from Ecole Centrale de Lille with a degree in Engineering. Charriau held several executive positions with Philips, including Chief Purchasing Officer of Consumer Electronics and Chief Operating Officer of Car Systems in Germany.

      John Lovato (age 43) was named Senior Vice President, Business Development in November 2002. Lovato joined Jabil in 1990 as Business Unit Manager, served as General Manager of Jabil’s California facility and in 1999 was named Vice President, Global Business Units. Before joining Jabil, Lovato held positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

      William E. Peters (age 40) was named Senior Vice President, Operations in November 2000. Peters joined Jabil in 1990 as a buyer, was promoted to Purchasing Manager and in 1993 was named Operations

Manager for Jabil’s Michigan facility. Peters served as Vice President, Operations from January 1999 to November 2000. Prior to joining Jabil, Peters was a financial analyst for Electronic Data Systems. Peters earned a B.A. in Economics from Michigan State University.

      Wesley “Butch” Edwards (age 51) was named Senior Vice President, Strategic Operations in November 2000. Edwards joined Jabil as Manufacturing Manager of Jabil’s Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. Edwards was named Vice President, Operations in May 1994 and was promoted to Senior Vice President, Operations in August 1996. He holds a B.A. and an M.B.A. from the University of Florida.

      J. Patrick Redmond (age 43) has served as Jabil’s Controller since July 1999. Redmond joined Jabil in May 1995 as Plant Controller for Jabil’s Florida facility and later became Plant Controller for Jabil’s Scotland facility. Prior to joining Jabil, Redmond was Plant Controller for Loral Data Systems and held a variety of financial and business management positions at Schlumberger. Redmond earned a B.A. in Accounting from the University of South Florida.

      Robert L. Paver (age 47) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Fla. He has served as an adjunct professor of law at Stetson University College of Law since 1985. Paver holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

      Forbes I.J. Alexander (age 43) has served as Treasurer since November 1996. Alexander joined Jabil in 1993 as Controller of Jabil’s Scotland facility and was promoted to Assistant Treasurer in April 1996. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Fellow at the Chartered Institute of Management Accountants. He holds a B.A. in Accounting from Dundee College, Scotland.

      We have adopted a code of ethics that applies to our principal executive officer and senior financial officers, including the principal financial officer, principal accounting officer, controller and other persons performing similar functions. This code of ethics is posted on our website, which is located at http://www.jabil.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Item 11.	Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors — “Compensation of Directors” and “Executive Officer Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information — Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2003.

      The following table sets forth certain information relating to our equity compensation plans as of August 31, 2003:

Equity Compensation Plan Information

		Weighted-average	Number of securities
	Number of securities to	exercise price of	remaining available
	be issued upon exercise	outstanding	for future issuance
	of outstanding options,	options, warrants	under equity
Plan Category	warrants and rights	and rights	compensation plans

Equity compensation plans approved by security holders:
1992 Stock Option Plan	11,200,120	16.98	—
1992 Employee Stock Purchase Plan	NA	NA	—
2002 Stock Option Plan	3,841,748	13.09	4,920,044
2002 CSOP Plan	179,010	12.95	425,340
2002 FSOP Plan	36,500	16.65	163,500
2002 Employee Stock Purchase Plan	NA	NA	1,430,828
Equity compensation plans not approved by security holders:
2001 Stock Award Plan	NA	NA	88,350

Total	15,257,378		7,028,062

      In February 2001, we adopted a Stock Award Plan, which was not required to be approved by our stockholders. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees, motivate such persons to stay with us and to increase their efforts to make our business more successful. As of August 31, 2003, 11,650 shares have been issued to employees under the Stock Award Plan, of which 5,000 shares have lapsed. See Note 8(a) — “Stockholders’ Equity — Stock Option Plans” and Note 8(b) — “Stockholders’ Equity — Stock Purchase and Award Plans” to the Consolidated Financial Statements.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2003.

Item 14.     Principal Accounting Fees and Services

      Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors — Principal Accounting Fees and Services” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Financial Statements. Our consolidated financial statements, and related notes thereto, with independent auditors report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 46 of this report.

2. Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 46 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(c) below.

      (b) Reports on Form 8-K.

1. During the quarterly period ended August 31, 2003, the Registrant filed a Current Report on Form 8-K dated June 18, 2003, in which it disclosed and furnished under Items 7 and 9 of Form 8-K a press release issued by the Registrant announcing its results of operations for the third quarter ended May 31, 2003.

2. During the quarterly period ended August 31, 2003, the Registrant filed a Current Report on Form 8-K dated July 16, 2003, in which it disclosed and furnished under Items 7 and 9 of Form 8-K a press release issued by the Registrant announcing a public offering by it of $300 million aggregate principal amount Senior Notes due 2010.

3. During the quarterly period ended August 31, 2003, the Registrant filed a Current Report on Form 8-K dated July 21, 2003, in which it disclosed and filed under Items 5 and 7 of Form 8-K certain exhibits to Registration Statement No. 333-42992 in connection with the public offering by it of $300 million aggregate principal amount Senior Notes due 2010.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

October 16, 2003

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents (note 1)	$699,748	$640,735
Accounts receivable, less allowance for doubtful accounts of $6,299 in 2003 and $4,689 in 2002 (note 9)	759,696	446,879
Inventories (note 2)	510,218	395,918
Refundable income taxes	27,757	49,411
Prepaid expenses and other current assets	62,942	34,128
Deferred income taxes (note 6)	33,586	21,273

Total current assets	2,093,947	1,588,344
Property, plant and equipment, net (note 3)	746,204	740,868
Goodwill (notes 1, 4 and 12)	295,520	146,328
Intangible assets, net (notes 1, 4 and 12)	85,799	48,119
Other assets	23,275	24,247

Total assets	$3,244,745	$2,547,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 5)	$347,237	$8,692
Accounts payable	712,697	431,588
Accrued compensation and employee benefits	88,138	62,544
Other accrued expenses	115,146	90,558

Total current liabilities	1,263,218	593,382
Notes payable, long-term debt and long-term lease obligations less current installments (note 5)	297,018	354,668
Deferred income taxes (note 6)	19,223	41,323
Other liabilities (notes 7 and 10)	76,810	51,567

Total liabilities	1,656,269	1,040,940

Commitments and contingencies (note 11)
Stockholders’ equity (notes 1 and 8):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 199,345,958 shares in 2003, and 197,950,937 in 2002	199	198
Additional paid-in capital	944,145	926,345
Retained earnings	623,053	580,046
Accumulated other comprehensive income	21,079	377

Total stockholders’ equity	1,588,476	1,506,966

Total liabilities and stockholders’ equity	$3,244,745	$2,547,906

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

	Years ended August 31,

	2003	2002	2001

Net revenue (note 9)	$4,729,482	$3,545,466	$4,330,655
Cost of revenue	4,294,016	3,210,875	3,936,589

Gross profit	435,466	334,591	394,066
Operating expenses:
Selling, general and administrative	243,663	203,845	184,112
Research and development	9,906	7,864	6,448
Amortization of intangibles	36,870	15,113	5,820
Acquisition-related charges (note 12)	15,266	7,576	6,558
Restructuring and impairment charges (note 13)	85,308	52,143	27,366

Operating income	44,453	48,050	163,762
Other income	(2,600)	—	—
Interest income	(6,920)	(9,761)	(8,243)
Interest expense	17,019	13,055	5,857

Income before income taxes	36,954	44,756	166,148
Income tax (benefit) expense (note 6)	(6,053)	10,041	47,631

Net income	$43,007	$34,715	$118,517

Earnings per share:
Basic	$0.22	$0.18	$0.62

Diluted	$0.21	$0.17	$0.59

Common shares used in the calculations of earnings per share:
Basic	198,495	197,396	191,862

Diluted	202,103	200,782	202,223

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended August 31,

	2003	2002	2001

Net income	$43,007	$34,715	$118,517
Other comprehensive income (loss):
Foreign currency translation adjustment	26,861	875	107
Change in fair market value of derivative instruments	(865)	(177)	177
Minimum pension liability	(5,294)	—	—

Comprehensive income	$63,709	$35,413	$118,801

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common stock				Accumulated
			Additional		Other	Net
	Shares		Paid-in	Retained	Comprehensive	Stockholders’
	Outstanding	Par value	Capital	Earnings	Income (loss)	Equity

Balance at August 31, 2000	190,250,685	$190	$843,784	$426,814	$(605)	$1,270,183
Shares issued to non-employees under stock option plans	—	—	67	—	—	67
Shares issued upon exercise of stock options	6,103,623	7	11,604	—	—	11,611
Shares issued under employee stock purchase plan	516,960	—	4,964	—	—	4,964
Tax benefit of options exercised	—	—	8,450	—	—	8,450
Comprehensive income	—	—	—	118,517	284	118,801

Balance at August 31, 2001	196,871,268	197	868,869	545,331	(321)	1,414,076

Shares issued to non-employees under stock option plans	—	—	59	—	—	59
Shares issued upon exercise of stock options	476,818	—	3,391	—	—	3,391
Shares issued under employee stock purchase plan	602,851	1	11,230	—	—	11,231
Tax benefit of options exercised	—	—	42,796	—	—	42,796
Comprehensive income	—	—	—	34,715	698	35,413

Balance at August 31, 2002	197,950,937	198	926,345	580,046	377	1,506,966

Shares issued to non-employees under stock option plans	—	—	86	—	—	86
Shares issued upon exercise of stock options	825,394	1	8,147	—	—	8,148
Shares issued under employee stock purchase plan	569,627	—	8,877	—	—	8,877
Tax benefit of options exercised	—	—	690	—	—	690
Comprehensive income	—	—	—	43,007	20,702	63,709

Balance at August 31, 2003	199,345,958	$199	$944,145	$623,053	$21,079	$1,588,476

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended August 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$43,007	$34,715	$118,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,439	188,308	155,388
Recognition of deferred grant proceeds	(1,809)	(1,918)	(1,532)
Deferred income taxes	(28,958)	922	9,056
Accrued interest on deferred acquisition payments	760	1,703	470
Imputed interest on acquisition payments	395	—	—
Non-cash restructuring charges	56,444	28,566	11,465
Provision for doubtful accounts	3,227	887	1,371
Tax benefit of options exercised	690	42,796	8,450
Gain on sale of property	(202)	(1,632)	(175)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(286,644)	80,549	(6,471)
Inventories	68,640	154,652	97,698
Prepaid expenses and other current assets	(26,189)	(114)	(3,013)
Other assets	(3,838)	1,213	(6,752)
Accounts payable and accrued expenses	194,702	67,704	(171,435)
Income taxes payable	18,829	(44,789)	(30,342)

Net cash provided by operating activities	263,493	553,562	182,695

Cash flows from investing activities:
Net cash paid for business acquisitions	(415,166)	(278,617)	(139,200)
Acquisition of property, plant and equipment	(117,215)	(85,310)	(309,202)
Proceeds from sale of property, plant and equipment	14,888	13,704	6,886

Net cash used in investing activities	(517,493)	(350,223)	(441,516)

Cash flows from financing activities:
Borrowings under bank credit facilities	165,186	—	—
Payments on debt and capital leases	(167,135)	(8,333)	(8,333)
Net proceeds from issuance of long-term debt	297,209	—	337,549
Net proceeds from issuance of common stock under option and employee purchase plans	17,111	14,681	16,642
Proceeds from deferred grant	49	—	5,929

Net cash provided by financing activities	312,420	6,348	351,787

Effect of exchange rate changes on cash	593	396	84

Net increase in cash and cash equivalents	59,013	210,083	93,050
Cash and cash equivalents at beginning of period	640,735	430,652	337,602

Cash and cash equivalents at end of period	$699,748	$640,735	$430,652

Supplemental disclosure information:
Interest paid	$14,367	$13,010	$4,209

Income taxes paid, net of refunds received	$6,937	$13,616	$52,227

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Summary of Significant Accounting Policies

      Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services for electronic circuit board assemblies and systems to major original equipment manufacturers in the automotive, computing and storage, consumer products, instrumentation and medical, networking, peripherals and telecommunications industries. The Company’s manufacturing services combine a high volume, highly automated continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the United States, Europe, Asia and Latin America.

      Significant accounting policies followed by the Company are as follows:

a.	Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements.

      Certain amounts in the prior years’ financial statements have been reclassified to conform to current year presentation.

b.	Use of Accounting Estimates

      Management is required to make estimates and assumptions during the preparation of the consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amounts of net income. Actual results could differ materially from these estimates and assumptions.

c.	Cash, Cash Equivalents and Other Financial Instruments

      The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2003 and 2002 cash equivalents totaled approximately $213.4 million and $237.1 million, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

d.	Inventories

      Inventories are stated at the lower of cost (first in, first out (FIFO) method) or market.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e.	Property, Plant and Equipment

      Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life

Machinery, equipment and computer software	3 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or useful
life of the improvement
Buildings	35 years

      Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of earnings as a component of operating income.

f.	Goodwill and Other Intangible Assets

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, Business Combinations(“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. SFAS 142 was effective for fiscal years beginning after December 15, 2001. However, the Company elected to early-adopt the standard as of the beginning of fiscal year 2002.

      Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 10 to 15 years. The Company assessed the recoverability of goodwill by determining whether the unamortized goodwill balance could be recovered through undiscounted future cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds.

g.	Impairment of Long-lived Assets

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS 142. See Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Intangible Assets.”

      Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

h.	Revenue Recognition

      The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is recognized, net of estimated product return costs, when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment.

i.	Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change.

j.	Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

Numerator:
Net Income	$43,007	$34,715	$118,517
Interest expensed on convertible debt, net of tax	—	—	1,277

Adjusted Net Income	$43,007	$34,715	$119,794

Denominator:
Weighted average shares outstanding — basic	198,495	197,396	191,862
Stock options	3,608	3,386	7,290
Shares issuable upon conversion of convertible notes	—	—	3,071

Weighted average shares outstanding — diluted	202,103	200,782	202,223

Earnings per common share:
Basic	$0.22	$0.18	$0.62

Diluted	$0.21	$0.17	$0.59

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended August 31, 2003, 2002 and 2001, options to purchase 4,816,789, 3,105,467, and 580,313 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock, and therefore, the effect would be anti-dilutive.

      In addition, the computation of diluted earnings per share for the year ended August 31, 2003 and 2002 did not include 8,406,960 shares of common stock issuable upon the conversion of the $345.0 million, 20-year, 1.75% convertible subordinated notes (“Convertible Notes”) as their effect would have been anti-dilutive. The computation for the years ended August 31, 2003 and 2002, also did not include the elimination of $3.8 million in interest expense on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive. However 3,071,000 weighted-average shares of common stock were included in the computation for the year ended August 31, 2001, as the effect of the conversion would have been dilutive.

      For the years ended August 31, 2003, 2002 and 2001, interest expense on the Convertible Notes, net of tax, was $3.8 million, $3.8 million and $1.3 million, respectively.

k.	Foreign Currency Transactions

      For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the weighted average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in operating income.

l.	Profit Sharing, 401(k) Plan and Defined Contribution Plans

      The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service, through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. Company contributions are at the discretion of the Company’s Board of Directors. In relation to these plans, the Company contributed approximately $19.3 million, $18.0 million and $21.9 million for the years ended August 31, 2003, 2002 and 2001, respectively.

m.	Stock Based Compensation

      Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options granted in fiscal year 1996 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At August 31, 2003, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2003	2002	2001

Reported net income	$43,007	$34,715	$118,517
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,181)	(32,961)	(26,386)

Pro forma net income	$8,826	$1,754	$92,131

Earnings per common share:
Reported net income per share — basic	$0.22	$0.18	$0.62

Pro forma net income per share — basic	$0.04	$0.01	$0.48

Reported net income per share — diluted	$0.21	$0.17	$0.59

Pro forma net income per share — diluted	$0.04	$0.01	$0.46

      The disclosure presented above represents only the estimated fair value of stock options granted in fiscal year 1996 and subsequent years. Such disclosure is not necessarily indicative of the fair value of stock options that could be granted by the Company in future fiscal years or of all options currently outstanding. See Note 8 — “Stockholders’ Equity” for further discussion and assumptions used to calculate the above pro forma information.

n.	Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

      Accumulated other comprehensive income, net of tax if applicable, consists of the following (in thousands):

	August 31,

	2003	2002

Foreign currency translation adjustment	$27,238	$377
Accumulated derivative net losses	(865)	—
Minimum pension liability	(5,294)	—

	$21,079	$377

      The minimum pension liability recorded to accumulated other comprehensive income during fiscal year 2003 is net of a $2.27 million tax benefit.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

o.	Warranty Provision

      The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty period varies by product and customer sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is evaluated periodically for accuracy. The warranty provision was insignificant for all periods presented.

p.	Derivative Instruments

      On September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment on Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. If a derivative instrument is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

2.	Inventories

      Inventories consist of the following (in thousands):

	August 31,

	2003	2002

Raw materials	$347,627	$284,318
Work in process	104,741	67,023
Finished goods	57,850	44,577

	$510,218	$395,918

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment

      Property, plant and equipment consists of the following (in thousands):

	August 31,

	2003	2002

Land and improvements	$72,668	$64,704
Buildings	315,330	256,016
Leasehold improvements	31,340	39,102
Machinery and equipment	514,850	611,022
Furniture, fixtures and office equipment	42,503	48,228
Computer equipment	139,152	125,222
Transportation equipment	5,032	4,745
Construction in progress	49,902	57,018

	1,170,777	1,206,057
Less accumulated depreciation and amortization	424,573	465,189

	$746,204	$740,868

      Depreciation expense of approximately $187.6 million, $173.2 million and $149.6 million was recorded for the years ended August 31, 2003, 2002 and 2001, respectively.

      During the fiscal year 2003, the Company completed construction of and commenced operations in a new manufacturing facility in Huangpu, China.

      During the years ended August 31, 2003, 2002, and 2001, the Company capitalized approximately $0.9 million, $1.7 million and $3.0 million, respectively, in interest related to constructed facilities.

      Maintenance and repair expense was approximately $34.8 million, $24.9 million and $22.1 million for the years ended August 31, 2003, 2002 and 2001, respectively.

4.	Goodwill and Other Intangible Assets

      As discussed in Note 1(f) above, the Company elected to early adopt SFAS 142. As a result, the Company ceased all goodwill amortization and did not recognize $13.1 million of goodwill amortization expense that would have been recognized during fiscal year 2002 under the previous accounting standard.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the impact of SFAS 142 on net income and net income per share had the standard been in effect for fiscal year 2001 (in thousands):

Fiscal Year Ended

August 31, 2001

Reported net income	$118,517
Adjustments:
Amortization of goodwill	2,955
Income tax effect	(1,229)

Net adjustments	1,726

Adjusted net income	$120,243

Reported net income per share — basic	$0.62

Adjusted net income per share — basic	$0.63

Reported net income per share — diluted	$0.59

Adjusted net income per share — diluted	$0.59

      SFAS 142 required the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of fiscal year 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2003 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 9 — “Concentration of Risk and Segment Data,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill in connection with its adoption of SFAS 142.

      All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through material business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from NEC Corporation (“NEC”), Seagate Technology — Reynosa, S. de R.L. de C.V. (“Seagate”), Royal Philips Electronics (“Philips”) and Quantum Corporation (“Quantum”), as well as the Ft. Worth portion of Valeo S.A. (“Valeo”). The increase in the gross carrying amount of the Company’s intangible assets, other than goodwill, from August 31, 2002 is attributed to acquisitions consummated during fiscal year 2003. See Note 12 — “Business Acquisitions” for further discussion of these acquisitions.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables present the Company’s total purchased intangible assets at August 31, 2003 and August 31, 2002 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
As of August 31, 2003	Amount	Amortization	Amount

Contractual Agreements	$136,619	$(51,213)	$85,406
Patents	800	(407)	393

Total	$137,419	$(51,620)	$85,799

	Gross		Net
	Carrying	Accumulated	Carrying
As of August 31, 2002	Amount	Amortization	Amount

Contractual Agreements	$62,069	$(14,423)	$47,646
Patents	800	(327)	473

Total	$62,869	$(14,750)	$48,119

      Intangible asset amortization for fiscal years 2003, 2002 and 2001, including goodwill amortization in fiscal year 2001, was approximately $36.9 million, $15.1 million and $5.8 million, respectively.

      The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2004	$39,615
2005	31,915
2006	11,089
2007	2,626
2008	554

Total	$85,799

      The following table presents the changes in goodwill allocated to the reportable segments during the twelve months ended August 31, 2003 (in thousands):

	Balance at			Foreign	Balance at
Reportable	August 31,			Currency	August 31,
Segment	2002	Acquired	Adjustments	Impact	2003

United States	$35,676	$374	$(9,600)	$—	$26,450
Latin America	4,509	2,054	9,600	—	16,163
Europe	104,689	97,457	(6,513)	15,811	211,444
Asia	1,454	40,970	—	(961)	41,463

Total	$146,328	$140,855	$(6,513)	$14,850	$295,520

      The adjustments to goodwill during fiscal year 2003 are due primarily to the settlement of deferred purchase payments with Marconi Communications plc (“Marconi”) under the amended business sale agreement and finalization of third-party valuations for the Compaq Computer Corporation (“Compaq”) and Alcatel Business Systems (“Alcatel”) acquisitions, which were preliminary as of August 31, 2002, resulting in an adjustment of the allocation between goodwill and purchased intangible assets. Additionally, $9.6 million was reclassified from the United States to Latin America due to the transfer of production between segments. For further discussion of the Company’s acquisitions, see Note 12 — “Business Acquisitions.”

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable, Long-Term Debt and Long-Term Lease Obligations

      Notes Payable, long-term debt and long-term lease obligations consist of the following (in thousands):

	August 31,

	2003	2002

6.89% Senior notes due 2004(a)	$—	$16,667
Borrowings under revolving credit facility(b)	—	—
Long-term capital lease obligations(c)	1,450	1,693
Loan from Japanese bank due 2008(d)	15,417	—
Borrowings under revolving credit facility with Japanese bank(e)	—	—
5.875% Senior Notes due 2010(f)	282,388	—
1.75% Convertible Notes due 2021(g)	345,000	345,000

Total notes payable, long-term debt and long-term lease obligations	644,255	363,360
Less current installments of notes payable, long-term debt and long-term lease obligations	347,237	8,692

Notes payable, long-term debt and long-term lease obligations, less current installments	$297,018	$354,668

(a)	In May 1996, the Company completed a private placement of $50,000,000 Senior Notes (“6.89% Senior Notes”) due in fiscal year 2004. The 6.89% Senior Notes had a fixed interest rate of 6.89%, with interest payable on a semi-annual basis. Principal was payable in six equal annual installments which began May 30, 1999. On June 23, 2003, the Company repaid the remaining outstanding balance of the 6.89% Senior Notes due 2004.

(b)	In July 2003, the Company amended and revised its then existing three-year, $295.0 million credit facility (the “Revolver”), cancelled its then existing 364-day, $305.0 million credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (“Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. The Company also pays a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. The Company also pays a usage fee if the borrowing on the Amended Revolver exceeds 33 1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on the Company’s general corporate rating or rating of senior unsecured long-term indebtedness as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. As of August 31, 2003, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver also requires compliance with certain operating covenants, which limit, among other things, the Company’s incurrence of additional indebtedness. The Company was in compliance with the respective covenants as of August 31, 2003. As of August 31, 2003, there were no borrowings outstanding on this facility.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The Company assumed a capital lease obligation as part of its purchase of certain operations of Valeo during the fourth quarter of fiscal year 2002. This lease covers the land and building in Meung-sur-Loire, France and payments are due quarterly through fiscal year 2007.

(d)	In August 2003, the Company negotiated a five-year, 1.8 billion Japanese Yen (“JPY”) term loan with a Japanese bank (“Japan Term Loan”). The Company pays interest quarterly at a fixed annual rate of 2.97%. The Japan Term Loan requires quarterly repayments of principal of 105 million JPY beginning May 31, 2004. The final principal payment is due May 31, 2008. The Japan Term Loan requires compliance with financial and operating covenants including maintaining a minimum equity balance at the respective subsidiary level. The Company was in compliance with these covenants at August 31, 2003. The Japan Term Loan replaced a six-month, 1.8 billion JPY credit facility that was negotiated in May 2003.

(e)	In May 2003, the Company negotiated a six-month, 0.6 billion JPY credit facility with a Japanese bank. Under the terms of the facility, the Company pays interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2003 and any outstanding borrowings are then due and payable. As of August 31, 2003, there were no borrowings outstanding under this facility.

(f)	In July 2003, the Company issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15, commencing January 15, 2004.

(g)	In May 2001, the Company issued a total of $345 million, 20-year, 1.75% convertible subordinated notes (the “Convertible Notes”) at par, resulting in net proceeds of approximately $338 million. The Convertible Notes mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each Convertible Note is convertible at any time after the date of original issuance and prior to the close of business on the business day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of Convertible Notes. Holders may require the Company to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Accordingly, the Convertible Notes are classified as current debt as of August 31, 2003. The Company may choose to pay the purchase price in cash or common stock valued at 95% of its market price. The Company may redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

      Debt maturities as of August 31, 2003 for the next five years are as follows (in thousands):

Fiscal year ending August 31,

2004	$347,237
2005	4,057
2006	4,057
2007	3,688
2008	2,828
Thereafter	282,388

$644,255

      In August, 2000 the Company entered into an asset backed securitization program with a financial institution, which provided for the sale of up to $225.0 million of eligible accounts receivables of certain North American plants with an expiration date in August 2001, which was later extended to November

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001. The Company renewed the facility with a new funding capacity of $100.0 million in November 2001. In May 2002, the facility was extended to May 2003, at which time the Company allowed the facility to expire.

6.	Income Taxes

      Income tax (benefit) expense amounted to $(6.1) million, $10.0 million and $47.6 million for the years ended August 31, 2003, 2002 and 2001, respectively (an effective rate of (16.4)%, 22.4% and 28.7%, respectively). The actual (benefit) expense differs from the “expected” tax (benefit) expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

	Years ended August 31,

	2003	2002	2001

Computed “expected” tax expense	$12,934	$15,665	$58,152
State taxes, net of Federal benefit	307	(1,109)	1,504
Impact of foreign tax rates	(21,617)	(11,497)	(14,500)
Non-deductible restructuring cost — UK	—	3,246	—
Permanent impact of non-deductible cost	1,671	—	—
Other, net	652	3,736	2,475

Provision for income taxes	($6,053)	$10,041	$47,631

Effective tax rate	(16.4)%	22.4%	28.7%

      The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

	Years ended August 31,

	2003	2002	2001

U.S.	$(63,254)	$(25,671)	$84,893
Foreign	100,208	70,427	81,255

	$36,954	$44,756	$166,148

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income tax (benefit) expense for the fiscal years ended August 31, 2003, 2002 and 2001 were as follows (in thousands):

	Years ended August 31,	Current	Deferred	Total

2003:	U.S. — Federal	$(3,414)	$(21,200)	$(24,614)
	U.S. — State	1,616	(1,144)	472
	Foreign	24,982	(6,893)	18,089

		$23,184	$(29,237)	$(6,053)

2002:	U.S. — Federal	$(11,899)	$5,004	$(6,895)
	U.S. — State	(1,311)	(395)	(1,706)
	Foreign	22,329	(3,687)	18,642

		$9,119	$922	$10,041

2001:	U.S. — Federal	$21,330	$9,571	$30,901
	U.S. — State	1,517	797	2,314
	Foreign	15,728	(1,312)	14,416

		$38,575	$9,056	$47,631

      The Company has been granted tax incentives, including tax holidays, for its Hungarian, Chinese and Malaysian subsidiaries. These tax incentives, including tax holidays, expire through 2010, and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the years ended August 31, 2003, 2002 and 2001, resulting in a tax benefit of approximately $14.3 million ($.07 per share), $11.7 million ($.06 per share) and $15.2 million ($.08 per share), respectively.

      The Company currently intends to re-invest income from all of its foreign subsidiaries for the foreseeable future. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $345.2 million as of August 31, 2003. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended August 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$3,574	$2,854
Accounts receivable, principally due to allowance for doubtful accounts	2,751	1,734
Grant receivable	1,092	1,758
Inventories, principally due to costs capitalized for tax purposes pursuant to the Tax Reform Act of 1986	5,169	4,281
Compensated absences, principally due to accrual for financial reporting purposes	2,382	3,168
Accrued expenses, principally due to accrual for financial reporting purposes	23,761	7,551
Accrued UK interest, deductible when paid	4,107	3,331
Foreign currency translation gains and losses	3,508	—
Other	5,591	1,280

Total gross deferred tax assets	51,935	25,957
Less valuation allowance	(2,394)	(2,056)

Net deferred tax assets	$49,541	$23,901

Deferred tax liabilities:
Intangible assets	$2,291	$3,340
Property, plant and equipment, principally due to differences in depreciation and amortization	30,718	40,611
Other	2,169	—

Deferred tax liabilities	$35,178	$43,951

      Net current deferred tax assets were $33.6 million and $21.3 million at August 31, 2003 and August 31, 2002, respectively, and net noncurrent deferred tax liabilities were $19.2 million and $41.3 million at August 31, 2003 and August 31, 2002, respectively.

      The net change in the total valuation allowance for years ended August 31, 2003 and 2002 was $338 thousand and ($46) thousand, respectively. In addition, at August 31, 2003, the Company has net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $1.8 million, $0.3 million and $1.5 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2019.

      Based on the Company’s historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

7.	Pension and Other Postretirement Benefits

      During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi. The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan provides benefits based on average employee earnings over a three-year service period preceding retirement. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist mainly of common stock and fixed-income investments. The plan does not hold any of the Company’s stock.

      During the fourth quarter of fiscal year 2002, the Company purchased operations in Brest and Meung-sur-Loire, France from Alcatel and Valeo, respectively. During the first and second quarters of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Belgium, Brazil, Hong Kong/China, Hungary, India, Poland and Singapore. During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Japan. These acquisitions included the assumption of unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition the Company also assumed post-retirement medical benefit plans.

      Changes in the projected benefit obligation and plan assets follow (in thousands of dollars):

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in projected benefit obligation:

Beginning balance	$58,735	$—	$—	$—
Transferred balance	—	49,516	—	—
Service cost	2,363	1,238	28	—
Interest cost	3,746	2,187	15	—
Actuarial loss	11,172	5,160	(70)	—
Curtailment gain	(4,236)	(3,644)	—	—
Total benefits paid	(9,451)	(1,390)	—	—
Plan participant contribution	1,446	951	—	—
Acquisitions	18,287	5,233	182	—
Effect of Conversion to USD	5,812	(516)	43	—

Ending balance	$87,874	$58,735	$198	$—

Change in plan assets:

Beginning balance	$50,767	$—	$—	$—
Transferred balance	—	50,857	—	—
Actual return on plan assets	3,237	(732)	—	—
Employer contribution	3,951	1,609	—	—
Benefits paid from plan assets	(8,506)	(1,390)	—	—
Plan participant contribution	1,446	951	—	—
Effect of Conversion to USD	3,966	(528)	—	—

Ending balance	$54,861	$50,767	$—	$—

Funded status	$(33,013)	$(7,969)	$(198)	$—
Unrecognized net actuarial loss	12,078	3,783	(70)	—

Net amount recognized	$(20,935)	$(4,186)	$(268)	$—

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Amounts recognized in the Consolidated Balance Sheet consist of:

Prepaid Benefit cost	$—	$1,047	$—	$—
Accrued Benefit Liability	(28,497)	(5,233)	(268)	—
Accumulated Other Comprehensive Income	7,562	—	—	—

Net amount recognized	$(20,935)	$(4,186)	$(268)	$—

      Major assumptions used in the accounting for the pension plans are shown in the following table as weighted-averages:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Discount Rate	4.6%	6.2%	14.7%	—
Expected long-term rate of return on plan assets	7.0%	7.5%	—	—
Rate of compensation increases	3.3%	3.9%	8.0%	—

	Pension Benefits		Other Benefits

Components of Net Periodic Benefit Cost:	2003	2002	2003	2002

Service cost	$2,363	$1,238	$28	$—
Interest cost	3,746	2,187	15	—
Expected long-term return on plan assets	(4,110)	(2,863)	—	—
Net curtailment gain	(211)	—	—	—

Net periodic pension benefit cost	$1,788	$562	$43	$—

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $87.9 million, $77.9 million and $54.9 million as of August 31, 2003, respectively, and $5.2 million, $3.7 million, and $0 as of August 31, 2002, respectively.

      Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $0.03 million and $0.14 million, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $0.06 million and $0.20 million, respectively. The annual increase in cost of postretirement benefits is assumed to increase one percentage point per year.

8.     Stockholders’ Equity

a. Stock Option Plans

      The Company’s 1992 Stock Option Plan (the “1992 Plan”) provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. A total of 23,440,000 shares of common stock were reserved for issuance under the 1992 Plan. The 1992 Plan was adopted by the Board of Directors in November of 1992 and was terminated in October 2002 with the remaining shares transferred into a new plan created in fiscal year 2002.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of both Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock and other stock-based awards. The 2002 Incentive Plan has a total of 9,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan. All outstanding options issued under the 2002 Incentive Plan vest at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50 month period. As of August 31, 2003, options to purchase 4,057,258 shares were outstanding under the 2002 Incentive Plan, CSOP Plan and FSOP Plan.

      Generally, the exercise price of incentive stock options granted under the 2002 Incentive Plan is to be at least equal to the fair market value of shares of common stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other options under the 2002 Incentive Plan may not exceed ten years.

      The following table summarizes option activity from September 1, 2000 through August 31, 2003:

	Options		Weighted
	Available	Outstanding	Average
	For Grant	Options	Option price

Balance at September 1, 2000	9,031,527	12,982,627	7.60
Options authorized	—	—	—
Options granted	(3,171,350)	3,171,350	25.50
Options forfeited	234,245	(234,245)	16.41
Options exercised	—	(6,103,623)	0.98

Balance at August 31, 2001	6,094,422	9,816,109	17.42
Options authorized	7,000,000	—	—
Options granted	(4,377,525)	4,377,525	15.19
Options forfeited	764,415	(764,415)	12.62
Options exercised	—	(470,268)	6.70

Balance at August 31, 2002	9,481,312	12,958,951	16.84
Options authorized	—	—	—
Options expired	(850,951)	—	—
Options granted	(4,247,200)	4,247,200	13.11
Options forfeited	1,125,723	(1,125,723)	19.47
Options exercised	—	(823,050)	10.18

Balance at August 31, 2003	5,508,884	15,257,378	15.95

      At August 31, 2003, options for 7,882,273 shares were exercisable under the 1992 Plan and options for 772,774 shares were exercisable under the 2002 Incentive Plan.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of exercise prices, shares, weighted average remaining contractual life and exercise price for the options outstanding as of August 31, 2003 are presented below:

		Weighted-Average	Weighted-
		Remaining	Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price

$ 0.63 – 5.88	1,785,140	4.31	$4.77
6.47 – 19.70	9,046,675	8.06	13.19
20.65 – 29.20	3,816,433	6.74	22.51
31.63 – 63.78	609,130	7.06	42.65

$ 0.63 – 63.78	15,257,378	7.25	$15.71

      The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 2003 are presented below:

		Weighted-
	Shares	Average
Range of Exercise Prices	Exercisable	Exercise Price

$ 0.63 – 5.88	1,785,140	$4.77
6.47 – 19.70	3,506,976	13.64
20.65 – 29.20	2,941,309	22.40
31.63 – 63.78	421,622	42.73

$ 0.63 – 63.78	8,655,047	$16.20

      The per-share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $8.95, $10.72 and $18.02, respectively, on the date of the grant using the Black-Scholes option-pricing model. Following are the weighted-average assumptions used for each respective year:

	Years ended August 31,

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.03%	4.2%	5.0%
Expected volatility	88.4%	91.0%	94%
Expected life	5 years	5 years	4 years

b. Stock Purchase and Award Plans

      The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of August 31, 2003 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2002.

      In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. There are 2,000,000 shares reserved under the 2002 Purchase Plan. As of August 31, 2003, a total of 569,172 shares had been issued under the 2002 Purchase Plan.

      Employees are eligible to participate in the Purchase Plans after 90 days of employment with the Company. The Purchase Plans permit eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined, at a price equal to 85%

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. The Purchase Plans are intended to qualify under section 423 of the Internal Revenue Code. Unless terminated sooner, the 2002 Purchase Plan will terminate on August 31, 2012.

      The per-share weighted-average fair value of stock issued to employees in 2003, 2002 and 2001, respectively, under the Company’s Purchase Plans was $5.59, $8.80 and $17.18 respectively, using the Black-Scholes option-pricing model with the following assumptions:

	Years ended August 31,

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.8%	1.7%	1.1%
Expected volatility	66.2%	91.0%	89.0%
Expected life	0.5 years	0.5 years	0.5 years

      In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees to the Company and motivate such persons to stay with the Company and to increase their efforts to make the business of the Company more successful. A total of 100,000 shares of common stock have been reserved for issuance under the Stock Award Plan. As of August 31, 2003, 11,650 shares have been issued to employees under the Stock Award Plan, of which 5,000 shares have lapsed, leaving 88,350 available for future grants.

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

      Sales of the Company’s products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net			Percentage of
	Revenue Year ended			Accounts Receivable
	August 31,			August 31,

	2003	2002	2001	2003	2002

Cisco Systems, Inc.	16%	24%	23%	*	*
Royal Philips Electronics	15%	*	*	28%	*
Hewlett-Packard Company	11%	*	*	10%	20%
Marconi Communications plc	*	13%	*	*	11%
Dell Computer Corporation	*	*	14%	*	*

*	Amount was less than 10% of total

b.	Segment Data

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company derives its revenues from providing manufacturing services to major electronic OEMs on a contract basis in various countries throughout the world. Operating segments consist of four geographical regions — the United States, Europe, Asia and Latin America. Revenues are attributed to the location in which the product is manufactured. The services provided, the manufacturing processes, class of customers and the order fulfillment process is similar and interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as revenue less cost of revenue and selling, general and administrative expenses and does not include research and development, intangible amortization, acquisition-related charges, restructuring and impairment charges, other income, interest income, interest expense or income taxes.

      The following table sets forth segment information (in thousands):

	Year ended August 31,

	2003	2002	2001

Net revenue
United States	$969,684	$1,487,555	$2,375,663
Europe	1,700,218	716,980	536,902
Asia	1,244,688	642,206	759,585
Latin America	1,037,756	846,275	952,585
Inter-company Eliminations	(222,864)	(147,550)	(294,080)

	$4,729,482	$3,545,466	$4,330,655

	2003	2002	2001

Depreciation expense
United States	$50,588	$72,166	$73,612
Europe	53,618	33,806	18,820
Asia	34,612	25,762	21,369
Latin America	39,260	32,699	27,937
Corporate	9,491	8,762	7,830

	$187,569	$173,195	$149,568

	2003	2002	2001

Segment income and reconciliation of income before income taxes
United States	$36,688	$71,419	$141,873
Europe	103,721	55,809	31,728
Asia	101,089	55,848	60,372
Latin America	57,496	60,641	56,683
Corporate and non-allocated charges	(263,373)	(199,019)	(129,414)
Inter-company Eliminations	1,333	58	4,906

Income before income taxes	$36,954	$44,756	$166,148

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Property, plant and equipment
United States	$139,963	$242,115	$298,161
Europe	182,674	158,291	103,558
Asia	195,561	125,423	119,845
Latin America	179,297	163,914	178,293
Corporate	48,709	51,125	44,866

	$746,204	$740,868	$744,723

	2003	2002	2001

Total assets
United States	$338,821	$564,984	$738,421
Europe	1,465,369	745,791	490,496
Asia	837,073	440,315	414,022
Latin America	483,589	339,192	390,475
Corporate	119,893	457,624	324,164

	$3,244,745	$2,547,906	$2,357,578

	2003	2002	2001

Capital expenditures
United States	$10,586	$10,231	$101,939
Europe	35,530	20,340	33,067
Asia	47,027	17,889	61,606
Latin America	18,108	18,907	93,156
Corporate	5,964	17,943	19,434

	$117,215	$85,310	$309,202

      As noted in Note 13 — “Restructuring and Impairment Charges,” the Company implemented restructuring programs during fiscal years 2003, 2002 and 2001. Total restructuring costs of $85.3 million, $52.1 million and $27.4 million were charged against earnings during fiscal years 2003, 2002 and 2001, respectively. Approximately $51.0 million, $2.2 million, $25.1 million and $7.0 million of restructuring charges were incurred during fiscal year 2003 in the United States, Latin America, Europe and Asia, respectively. Approximately $14.6 million, $1.4 million, $27.7 million and $8.4 million of restructuring related charges were incurred during fiscal year 2002 in the United States, Latin America, Europe and Asia, respectively. Approximately $14.1 million, $9.6 million and $3.7 million of restructuring related charges were incurred during fiscal year 2001 in the United States, Latin America and Asia, respectively.

      The Company operates in 17 countries worldwide. Sales to unaffiliated customers are based on the Company’s manufacturing location providing services. The following table sets forth external revenue, net

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Year ended August 31,

	2003	2002	2001

External Revenue:
Mexico	$949,327	$797,709	$895,885
United States	916,868	1,396,915	2,150,392
Malaysia	569,448	409,584	489,170
China	506,875	229,774	238,459
Scotland	399,019	294,256	247,391
Other	1,387,945	417,228	309,358

	$4,729,482	$3,545,466	$4,330,655

	2003	2002	2001

Long-lived Assets:
United States	$216,257	$334,642	$369,656
Mexico	189,078	161,473	175,465
China	138,226	29,736	36,602
Malaysia	84,549	102,111	82,995
England	1,131	82,465	87,189
Other	498,282	224,888	141,704

	$1,127,523	$935,315	$893,611

      Total foreign source revenue was approximately $3.8 billion, $2.1 billion and $2.2 billion for the years ended August 31, 2003, 2002 and 2001, respectively. Total long-lived assets related to the Company’s foreign operations was approximately $911.3 million, $600.7 million and $524.0 million for the years ended August 31, 2003, 2002 and 2001, respectively.

10.	Derivative Instruments and Hedging Activities

      In June 1998 the FASB issued SFAS 133. This standard was later amended by the issuance of SFAS 138 in June 2000 and SFAS 149 in April 2003. SFAS 133, SFAS 138 and SFAS 149 require that all derivative instruments be recorded on the balance sheet at their respective fair market values. The Company adopted SFAS 133 and SFAS 138 on September 1, 2000 and SFAS 149 on June 30, 2003. There were no transition amounts recorded upon adoption of SFAS 133 and its related amendments. The Company utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

a.	Foreign Currency Risk

      The Company enters into forward contracts to hedge against the impact of currency fluctuations on U.S. dollar and foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. These forward contracts are designated as cash flow hedges in

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with SFAS 133. Accordingly, changes in the derivative fair values are deferred and recorded as a component of other comprehensive income until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from other comprehensive income to the Consolidated Statement of Earnings in the same financial statement category as the underlying transaction. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      At August 31, 2003, the Company had $122.3 million of forward contracts for various currencies. The maximum term of the forward contracts that hedged forecasted transactions was seven months. The Company recorded the change in fair value related to cash flow hedges in other comprehensive income. These contracts will expire during fiscal year 2004, with the resulting change in value being reflected in the Consolidated Statement of Earnings. At August 31, 2002, the Company did not have any open forward contracts. See Note 1(n) — “Description of Business and Summary of Significant Accounting Policies — Comprehensive Income.”

b.	Interest Rate Risk

      The Company uses an interest rate swap as part of its interest rate risk management strategy. During the fourth quarter of fiscal year 2003, Jabil entered into an interest rate swap transaction to effectively convert the fixed interest rate of its 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300.0 million, which is related to the 5.875% fixed rate, $300.0 million of public debt issued by the Company on July 21, 2003. Under the terms of the swap, Jabil will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, Jabil will receive a fixed rate of 5.875%. The swap transaction qualifies for the shortcut method of recognition under SFAS 133; therefore, no portion of the swap is treated as ineffective. At August 31, 2003, $17 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

11.     Commitments and Contingencies

a.	Lease Agreements

      The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2003 are as follows (in thousands):

Fiscal year ending August 31,

2004	$36,341
2005	28,375
2006	21,673
2007	18,263
2008	14,281
Thereafter	42,081

Total minimum lease payments	$161,014

      Total rent expense for operating leases was approximately $40.7 million, $33.2 million and $29.5 million for the years ended August 31, 2003, 2002 and 2001 respectively.

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

      The business acquisitions described below have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired businesses are included in the Consolidated Financial Statements of the Company from the effective date of acquisition.

      During the second quarter of fiscal year 2001, the Company entered into a business sale agreement with Marconi to purchase certain operations of its communications division located in the United States, England, Italy and Germany. The Company entered into this agreement to enhance its European profile, broaden participation in the communications sector and to invest in advanced technology manufacturing competencies. During the fourth quarter of fiscal year 2001, the Company consummated the English and Italian portions of the acquisition and modified certain terms of the transaction. Simultaneous with the closing, the Company entered into a four-year supply agreement with Marconi.

      During the first quarter of fiscal year 2002, the portion of the Marconi transaction related to the United States was completed. The acquisition price of the United States portion was approximately $39.0 million. Based on a third-party valuation of the United States operations acquired, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $9.8 million and goodwill of approximately $13.7 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

      Under the terms of the original Marconi business sale agreement, the Company was to make three deferred payments totaling $45.0 million to Marconi with the initial payment due upon completion of the German portion of the acquisition. The remaining two payments were to be made 24 and 36 months after the initial closing date. These payments were discounted based on the date each payment was due and recorded in other long-term liabilities at net present value using a discount rate of seven percent. Imputed interest was amortized over the original term of the payments and was recorded as interest expense through January 22, 2003. On January 22, 2003, the original business sale agreement and the original supply agreement were amended in conjunction with a rationalization of the acquired Marconi European operations. The modification to the supply agreement eliminates original provisions that dealt with products ultimately to be manufactured at the German facility once it was acquired as such provisions could no longer come into effect in light of the decision not to complete the purchase of the German operations. Under the terms of the amended business sale agreement, the Company agreed to pay $27.0 million to Marconi as full settlement of the deferred payments. The difference between the net present value of the payments as of January 22, 2003 and the final settlement was approximately $10.9 million and was recorded as a reduction in goodwill in the second quarter of fiscal year 2003.

      During the first quarter of fiscal year 2002, the Company acquired certain operations of Intel Corporation (“Intel”) in Penang, Malaysia. The Company acquired these operations to expand its manufacturing capability in the radio frequency access area, to broaden its relationship with Intel and to strategically expand its Asian manufacturing capability. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Intel. Total consideration paid was approximately $38.0 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $8.2 million and goodwill of approximately $1.4 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of fiscal year 2002, the Company acquired certain operations of Compaq in Ayr, Scotland. The Company acquired these operations in an effort to broaden its participation in the high-end server sector and to boost its profile in Europe. Simultaneous with the acquisition, the Company entered into a three-year supply agreement with Compaq to be designated as the sole and exclusive manufacturer of current Ayr-manufactured server product sub-assemblies and future products. Total consideration paid was approximately $89.6 million. Based on a third-party valuation, the purchase price was primarily allocated to inventory, property, plant and equipment, purchased intangible assets of approximately $17.4 million and goodwill of approximately $2.1 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

      During the fourth quarter of fiscal year 2002, the Company acquired certain operations of Alcatel in Brest, France. The Company acquired these operations in an effort to solidify its manufacturing relationship with Alcatel, to broaden its advanced system integration and test services and to expand its European profile. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Alcatel. Total consideration paid was approximately $51.5 million, based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price was allocated primarily to inventory, property, plant and equipment, purchased intangible assets of approximately $2.0 million and goodwill of approximately $5.5 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

      During the fourth quarter of fiscal year 2002, the Company acquired certain operations of Valeo in Meung-sur-Loire, France. The Company acquired these operations in an effort to broaden its base of manufacturing for the automotive industry in Europe. As part of the transaction, the Company acquired the electronics manufacturing production previously located at Valeo’s Switches & Detection Systems operation in Fort Worth, Texas and its Valeo Electrical Systems Inc. facility in Juarez, Mexico. These operations are in the process of being transferred to the Company’s operations in Chihuahua, Mexico and the transfer is expected to be complete by the end of the second quarter of fiscal year 2004. Simultaneous with the acquisitions, the Company entered into a three-year supply agreement with Valeo to manufacture a broad base of automotive electronic and integrated systems. Total consideration paid, including amounts related to the Ft. Worth and Juarez operations, was approximately $49.2 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation of the Meung-sur-Loire operations and a preliminary third-party valuation of the Ft. Worth and Juarez operations, the purchase price is anticipated to result in purchased intangible assets of approximately $3.7 million and goodwill of approximately $12.2 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

      During the first quarter of fiscal year 2003, the Company purchased certain operations of Lucent Technologies of Shanghai in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies Inc. (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. Total consideration paid was approximately $83.8 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $20.5 million and goodwill of approximately $15.4 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

      During the first quarter of fiscal year 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly-owned subsidiary entered into a two-year

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

renewable agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. Total consideration paid was approximately $26.8 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $1.8 million, which are amortized over a period of two years.

      During the second quarter of fiscal year 2003, the Company purchased certain operations of Quantum in Penang, Malaysia. The Company acquired these operations in an effort to broaden its base of manufacturing for the computing and storage sector in Asia, to expand its mechanical assemble capabilities and to further strengthen its relationship with Quantum. Simultaneous with the purchase, the Company entered into a three-year supply agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.9 million. Based on a preliminary third-party valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $1.1 million, which are amortized over a period of three years.

      During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Gotemba, Japan. The Company acquired these operations in an effort to provide customer and product sector diversification while adding strong competencies in a targeted market. Simultaneous with the purchase, the Company entered into a five-year agreement with NEC to manufacture and assemble transmission and studio equipment used in television and radio broadcasting, as well as video cameras and systems for monitoring and multimedia applications. Total consideration paid was approximately $63.0 million in cash, based on foreign currency rates in effect at the date of the acquisition. Based on management’s preliminary valuation, the purchase price is anticipated to result in purchased intangible assets of approximately $5.0 million and goodwill of approximately $21.8 million. The purchased intangible assets (other than goodwill) are amortized over a period of five years.

      Pro forma results of operations have not been presented with respect to any of the above acquisitions because the effects of those acquisitions were not material on either an individual or an aggregate basis in any one fiscal year.

      During the first quarter of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Brazil, Hong Kong/China, Hungary, Poland and Singapore. The Company completed the purchase of three additional sites in Belgium and India during the second quarter of fiscal year 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $198.3 million, based on foreign currency rates in effect at the date of the acquisition, and is subject to final net operating capital adjustments per the terms of the purchase agreement. Based on a preliminary third-party valuation, the purchase price for the acquired sites resulted in purchased intangibles of approximately $37.1 million and goodwill of approximately $94.3 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

      The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations acquired from Philips as if the acquisition had occurred as of the beginning of fiscal years 2002 and 2003 (in thousands, except per share data). The pro forma financial information presented gives effect to certain adjustments, including amortization of goodwill and intangible

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The pro forma financial information presented is not necessarily indicative of the Company’s results of operations had the transactions been completed at the beginning of the periods presented.

	Fiscal Year Ended

	August 31,	August 31,
	2003	2002

Net revenue	$5,004,136	$4,706,138

Income before taxes	$45,269	$73,605

Net income	$48,506	$53,327

Earnings per common share:
Basic	$0.24	$0.27

Diluted	$0.24	$0.27

      In connection with all of the above acquisitions, acquisition-related costs of $15.3 million, $7.6 million and $6.6 million were recorded for the years ended August 31, 2003, 2002 and 2001, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of these acquired operations.

13.	Restructuring and Impairment Charges

      During the third quarter of fiscal year 2001, the Company implemented a restructuring program to reduce its cost structure due to global economic downturn. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites.

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

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2001 were related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities into new customer development sites. Fixed asset impairments consisted primarily of the leasehold improvements in the facilities that were subject to restructuring.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the significant components and activity in the restructuring program during fiscal year 2001, the inception of the first restructuring program (in thousands):

		Asset
	Restructuring	Impairment
	Related	Charge	Cash	Balance at
	Charges	(Non-cash)	Payments	August 31, 2001

Employee severance and termination benefits	$8,903	$—	$(7,931)	$972
Lease costs	5,622	—	(1,735)	3,887
Fixed asset impairment	11,465	(11,465)	—	—
Other	1,376	—	(715)	661

Total	$27,366	$(11,465)	$(10,381)	$5,520

      The macroeconomic conditions facing the Company, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during fiscal year 2002, resulting in additional restructuring programs being implemented during fiscal year 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities.

      During fiscal year 2002, the Company charged $52.1 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $32.1 million, costs related to lease commitments of approximately $10.6 million, fixed asset impairments of approximately $7.2 million and other restructuring related costs of approximately $2.2 million, primarily related to professional fees incurred in connection with the restructuring activities.

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2002 were related to the elimination of approximately 2,800 employees, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities around the world. Lease commitment costs consisted primarily of future lease payments for facilities vacated because of the consolidation of facilities. The fixed asset impairment charge primarily resulted from a decision made to vacate several smaller facilities in the United States, Europe and Asia.

      The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2002 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	August 31,	Related	Charge	Cash	August 31,
	2001	Charges	(Non-Cash)	Payments	2002

Employee severance and termination benefits	$972	$32,156	$—	$(20,210)	$12,918
Lease costs	3,887	10,578	—	(6,930)	7,535
Fixed asset impairment	—	7,189	(7,189)	—	—
Other	661	2,220	—	(1,956)	925

Total	$5,520	$52,143	$(7,189)	$(29,096)	$21,378

      During fiscal year 2003, the Company charged $85.3 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $29.9 million, costs related to lease commitments of approximately $14.9 million, fixed asset impairments of approximately $37.6 million and other restructuring costs of approximately $2.9 million, primarily related to professional fees incurred in connection with the restructuring activities.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2003 are related to the elimination of approximately 2,300 employees, the majority of which were engaged in direct and indirect manufacturing activities in manufacturing facilities in the United States and Europe. Lease commitment costs consist primarily of future lease payments for facilities vacated because of the closure and consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of the Boise, Idaho and Coventry, England facilities, as well as a realignment of worldwide capacity due to the restructuring activities carried out during fiscal year 2003.

      The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2003 (in thousands):

			Asset
		Restructuring	Impairment
	Balance at	Related	Charge	Cash	Balance at
	August 31, 2002	Charges	(Non-Cash)	Payments	August 31, 2003

Employee severance and termination benefits	$12,918	$29,897	$—	$(36,326)	$6,489
Lease costs	7,535	14,877	—	(7,366)	15,046
Fixed asset impairment	—	37,661	(37,661)	—	—
Other	925	2,873	—	(3,638)	160

Total	$21,378	$85,308	$(37,661)	$(47,330)	$21,695

      As of August 31, 2003, total liabilities of $12.9 million related to these restructuring activities are expected to be paid out within the next twelve months. The remaining balance is expected to be paid out through August 31, 2006.

14.	New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 relates to the accounting for obligations associated with the retirement of tangible long-lived assets. The Company adopted SFAS 143 effective September 1, 2002. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 144 establishes methods of accounting and reporting for the impairment of long-lived assets other than goodwill and intangible assets not being amortized. The Company adopted SFAS 144 effective September 1, 2002. SFAS 144 distinguishes between long-lived assets to be held and used, long-lived assets to be disposed of by sale and long-lived assets to be disposed of other than by sale. Historically, and as of the date of adoption, all of the Company’s assets were classified as assets to be held and used. Impairments on such assets have historically been measured and recorded in a manner consistent with the requirements of SFAS 144. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 relates to the accounting and reporting for costs associated with exit or disposal activities, including those undertaken in the course of a restructuring. Specifically, SFAS 146 requires that a liability for such costs be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that fair value should be used for the initial measurement of liabilities recorded in association with exit or disposal activities. The Company adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 impacted the timing of

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the recognition of the costs and liabilities resulting from the restructuring plans implemented subsequent to January 1, 2003. For further discussion of the Company’s restructuring programs, refer to Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

      Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in the financial statements regarding the effects of stock-based compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, including certain amendments to required disclosures related to stock-based compensation included in condensed financial statements for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based compensation in the foreseeable future under the existing accounting literature and therefore this standard will not have a material impact on the Company’s financial position, results of operations or cash flows. For further discussion of the Company’s stock-based compensation, see Note 8 — “Stockholders’ Equity” to the Consolidated Financial Statements.

      FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. The Interpretation also requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. Product warranties, guarantees of contingent consideration in a business combination and guarantees issued between parents and their subsidiaries are subject to the disclosure requirements of FIN 45, but are not subject to the provisions for initial recognition and measurement. The disclosure requirements of FIN 45 are effective for interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

      FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. The Interpretation is effective immediately for variable interest entities created after January 31, 2003. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, the Interpretation applies in the first fiscal year or interim period beginning after December 15, 2003. The Company does not believe the issuance of this interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 was issued to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Specifically, this Standard clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. Additionally, SFAS 149 amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. SFAS 149 is

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for contracts entered into or modified subsequent to June 30, 2003 and hedging relationships designated subsequent to June 30, 2003. The provisions of this standard are to be applied prospectively. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Standard requires that certain freestanding financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ TIMOTHY L. MAIN

Timothy L. Main
President and Chief Executive Officer

Date: November 12, 2003

POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy L. Main and Chris A. Lewis and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	November 12, 2003

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	November 12, 2003

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2003

By:	/s/ CHRIS A. LEWIS Chris A. Lewis	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2003

By:	/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director	November 12, 2003

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	November 12, 2003

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	November 12, 2003

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	November 12, 2003

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	November 12, 2003

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	charged to
	beginning	costs and		Balance at
	of period	Expenses	Write-offs	end of period

Year ended August 31, 2003:
Allowance for uncollectible accounts receivable	$4,689	$3,227	$1,617	$6,299

Year ended August 31, 2002:
Allowance for uncollectible accounts receivable	$4,411	$887	$609	$4,689

Year ended August 31, 2001:
Allowance for uncollectible accounts receivable	$5,008	$1,371	$1,968	$4,411

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit
No.		Description

3.1(5)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(5)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.
4.2(8)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.3(8)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.4(14)		Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.
4.5(14)		First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.
10.1(4)(6)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.
10.2(4)(7)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended.
10.3(1)(4)	—	Restated cash or deferred profit sharing plan under section 401(k).
10.4(1)(4)	—	Form of Indemnification Agreement between Registrant and its officers and Directors.
10.5(3)	—	Agreement and Plan of Merger among Jabil Circuit, Inc., JG Acquisition, Inc., GET Manufacturing, Inc. and Mr. Shin Fang dated August 11, 1999 and amended September 13, 1999.
10.6(5)	—	Amended and Restated Loan Agreement dated as of April 7, 2000 between Registrant and certain banks and Bank One and SunTrust Bank as agents for banks.
10.7(9)	—	Receivables Sale Agreement dated as of August 10, 2000 among Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as originators and Jabil Circuit Financial, Inc. as buyer.
10.8(9)	—	Receivables Purchase Agreement dated as of August 10, 2000 among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.9(10)	—	Amendment No. 1 dated November 16, 2001 to Receivables Sales Agreement among Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as originators and Jabil Circuit Financial, Inc. as buyer.
10.10(10)	—	Amendment No. 5 dated November 16, 2001 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.11(4)(11)	—	Jabil 2002 Employment Stock Purchase Plan
10.12(4)(12)	—	Jabil 2002 Stock Incentive Plan
10.13(17)	—	Amendment No. 2 dated February 21, 2002 to Receivables Sales Agreement among Jabil Circuit, Inc. and Jabil Circuit of Texas, L.P. as originators and Jabil Circuit Financial, Inc. as buyer.
10.14(17)	—	Amendment No. 6 dated February 21, 2002 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.15(17)	—	Amendment No. 7 dated May 8, 2002 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.
10.16(17)	—	Amendment No. 8 dated May 8, 2002 to Receivables Purchase Agreement among Jabil Circuit Financial, Inc. as seller and servicer and Jabil Circuit, Inc. as sub-servicer and Falcon Asset Securitization Corporation and Bank One as agent for Falcon.

Exhibit
No.		Description

10.17(4)(13)	—	Stock Award Plan
10.18(4)(15)	—	Employment Agreement between the Registrant and European Chief Operating Officer dated December 1, 2002.
10.19(15)	—	364-Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.20(15)	—	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.21(5)(16)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.
10.22	—	Amended and Restated Three-year Loan Agreement dated as of July 14, 2003 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.23(4)(12)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.
21.1	—	List of Subsidiaries.
23.1	—	Independent Auditors’ Consent.
24.1	—	Power of Attorney (See Signature page).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to exhibit to the Registrant’s Current Report on Form 8-K filed by the Registrant on September 28, 1999.

(4)	Indicates management compensatory plan, contract or arrangement.

(5)	Incorporated by reference to exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(6)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on August 31, 1999.

(7)	Incorporated by reference to the Registration Statement on Form S-8 filed by the Registrant on October 10, 1997.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2001.

(11)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(12)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(13)	Incorporated by reference to the Registrant’s Form S-8 filed by the Registrant on February 5, 2001.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2002.

(16)	Incorporated by reference to the Registrant’s Form S-8 filed by the Registrant on June 13, 2003.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.