Form 10-Q
period 2003-11-30
JABIL CIRCUIT INC
filed 2004-01-14
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

or

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

      As of January 5, 2004, there were 200,000,121 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,	August 31,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748,680	$699,748
Accounts receivable, less allowance for doubtful accounts of $6,639 at November 30, 2003 and $6,299 at August 31, 2003	865,450	759,696
Inventories	588,776	510,218
Refundable income taxes	23,678	27,757
Prepaid expenses and other current assets	78,590	62,942
Deferred income taxes	69,213	33,586

Total current assets	2,374,387	2,093,947
Property, plant and equipment, net	737,910	746,204
Goodwill	299,909	295,520
Intangible assets, net	80,621	85,799
Other assets	24,398	23,275

Total assets	$3,517,225	$3,244,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$348,353	$347,237
Accounts payable	872,869	712,697
Accrued expenses	217,746	203,284

Total current liabilities	1,438,968	1,263,218
Notes payable, long-term debt and long-term lease obligations, less current installments	302,974	297,018
Deferred income taxes	43,716	19,223
Other liabilities	67,915	76,810

Total liabilities	1,853,573	1,656,269

Stockholders’ equity:
Common stock	200	199
Additional paid-in capital	951,543	944,145
Retained earnings	665,549	623,053
Accumulated other comprehensive income, net of tax	46,360	21,079

Total stockholders’ equity	1,663,652	1,588,476

Total liabilities and stockholders’ equity	$3,517,225	$3,244,745

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended

	November 30, 2003	November 30, 2002

Net revenue	$1,508,994	$1,068,246
Cost of revenue	1,375,545	970,702

Gross profit	133,449	97,544
Operating expenses:
Selling, general and administrative	66,009	55,840
Research and development	2,906	2,616
Amortization of intangibles	10,159	6,151
Acquisition-related charges	1,339	3,715
Restructuring and impairment charges	—	26,359

Operating income	53,036	2,863
Other income	—	(2,600)
Interest income	(1,656)	(1,924)
Interest expense	4,760	3,729

Income before income taxes	49,932	3,658
Income tax expense (benefit)	7,436	(4,699)

Net income	$42,496	$8,357

Earnings per share:
Basic	$0.21	$0.04

Diluted	$0.20	$0.04

Common shares used in the calculations of earnings per share:
Basic	199,626	197,972

Diluted	213,940	200,099

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended

	November 30, 2003	November 30, 2002

Net income	$42,496	$8,357
Other comprehensive income (loss):
Foreign currency translation adjustment	24,509	(3,655)
Change in fair market value of derivative instruments	772	—

Comprehensive income	$67,777	$4,702

      Accumulated foreign currency translation gains were $51.7 million at November 30, 2003 and $27.2 million at August 31, 2003. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency.

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended

	November 30, 2003	November 30, 2002

Cash flows from operating activities:
Net income	$42,496	$8,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,328	51,483
Recognition of deferred grant proceeds	(412)	(482)
Deferred income taxes	(5,863)	(5,022)
Accrued interest on deferred acquisition payments	—	1,367
Non-cash restructuring charges	—	23,904
Provision for doubtful accounts	382	193
Loss on sale of property	1,633	470
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(87,236)	(127,443)
Inventories	(68,797)	42,477
Prepaid expenses and other current assets	(13,847)	(4,829)
Other assets	(1,175)	(7,711)
Accounts payable and accrued expenses	149,663	115,056
Income taxes payable	3,665	(4,236)

Net cash provided by operating activities	76,837	93,584

Cash flows from investing activities:
Net cash paid for business acquisitions	(689)	(287,216)
Net cash held in escrow for business acquisitions	—	(37,540)
Acquisition of property, plant and equipment	(40,806)	(24,983)
Proceeds from sale of property and equipment	2,319	3,386

Net cash used in investing activities	(39,176)	(346,353)

Cash flows from financing activities:
Borrowings under bank credit facilities	—	150,000
Payments on debt and capital leases	(118)	(82)
Net proceeds from issuance of common stock under option and employee purchase plans	7,399	352
Proceeds from deferred grant	—	23

Net cash provided by financing activities	7,281	150,293

Effect of exchange rate changes on cash	3,990	—

Net increase (decrease) in cash and cash equivalents	48,932	(102,476)
Cash and cash equivalents at beginning of period	699,748	640,735

Cash and cash equivalents at end of period	$748,680	$538,259

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the year ended August 31, 2003. Operating results for the three-month period ended November 30, 2003 are not necessarily an indication of the results that may be expected for the year ending August 31, 2004.

Note 2. Inventories

      The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2003	2003

Raw materials	$399,389	$347,627
Work-in-process	116,990	104,741
Finished goods	72,397	57,850

Total inventories	$588,776	$510,218

Note 3. Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	November 30,

	2003	2002

Numerator:
Net Income	$42,496	$8,357
Interest expense on convertible debt, net of tax	942	—

Adjusted Net Income	$43,438	$8,357

Denominator:
Weighted-average shares outstanding – basic	199,626	197,972
Dilutive common shares issuable upon exercise of stock options	5,907	2,127
Dilutive common shares issuable upon conversion of Convertible Notes	8,407	—

Weighted average shares – diluted	213,940	200,099

Earnings per common share:
Basic	$0.21	$0.04

Diluted	$0.20	$0.04

      For the three months ended November 30, 2003, options to purchase 624,196 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three-month period ended November 30, 2002, 5,167,372 options were excluded for the same reason.

      The computation of diluted earnings per share for the three-month period ended November 30, 2002 did not include 8,406,960 shares of common stock issuable upon the conversion of the Convertible Notes, as their effect would have been anti-dilutive. The computation of diluted earnings per share for the three-month period ended November 30, 2002, also did not include the elimination of $0.9 million in interest expense, net of tax, on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive.

Note 4. Stock-Based Compensation

      At November 30, 2003, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended
	November 30,

	2003	2002

	(Unaudited)	(Unaudited)
Reported net income	$42,496	$8,357
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,000)	(7,510)

Pro forma net income for calculation of basic earnings per share	$32,496	$847
Interest expense on convertible debt, net of tax	942	—

Pro forma net income for calculation of diluted earnings per share	$33,438	$847

Earnings per common share:
Reported net income per share — basic	$0.21	$0.04

Pro forma net income per share — basic	$0.16	$0.00

Reported net income per share — diluted	$0.20	$0.04

Pro forma net income per share — diluted	$0.16	$0.00

      The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three months ended November 30, 2003 and 2002.

	Three months ended
	November 30,

	2003	2002

Stock Option Plans
Expected dividend yield	0%	0%
Risk-free interest rate	3.4%	2.7%
Expected volatility	87.7%	89.0%
Expected life	5 years	5 years

	Three months ended
	November 30,

	2003	2002

Employee Stock Purchase Plans
Expected dividend yield	0%	0%
Risk-free interest rate	1.8%	1.1%
Expected volatility	66.2%	89.0%
Expected life	0.5 years	0.5 years

Note 5. Segment Information

      The Company derives its revenues from providing manufacturing services to major original equipment manufacturers (“OEMs”) on a contract basis in various countries throughout the world. Operating segments consist of four geographic regions – the United States, Europe, Asia and Latin America. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development costs, intangible amortization, acquisition-related charges, restructuring and impairment charges, other income, interest income, interest expense or income taxes. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments.

      The following table sets forth segment information (in thousands):

	Three months ended
	November 30,

	2003	2002

Net revenue
United States	$199,050	$294,028
Europe	626,953	347,995
Asia	462,253	218,004
Latin America	278,619	252,878
Inter-company eliminations	(57,881)	(44,659)

	$1,508,994	$1,068,246

	2003	2002

Depreciation expense
United States	$8,914	$15,623
Europe	15,309	10,441
Asia	9,553	7,988
Latin America	10,064	8,734
Corporate	2,329	2,546

	$46,169	$45,332

	Three months ended
	November 30,

	2003	2002

Segment income and reconciliation of income before income taxes
United States	$9,056	$13,598
Europe	47,331	20,439
Asia	30,668	18,327
Latin America	13,428	16,500
Corporate and non-allocated charges	(51,046)	(64,813)
Inter-company eliminations	495	(393)

Income before income taxes	$49,932	$3,658

	2003	2002

Capital expenditures
United States	$6,070	$2,676
Europe	20,886	487
Asia	6,036	9,061
Latin America	6,124	11,840
Corporate	1,690	919

	$40,806	$24,983

	November 30,	August 31,
	2003	2003

Property, plant and equipment, net
United States	$132,016	$139,963
Europe	189,806	182,674
Asia	193,920	195,561
Latin America	175,934	179,297
Corporate	46,234	48,709

	$737,910	$746,204

Total assets
United States	$329,148	$338,821
Europe	1,387,786	1,465,369
Asia	880,089	837,073
Latin America	522,434	483,589
Corporate	397,768	119,893

	$3,517,225	$3,244,745

      As noted in Note 7 – “Restructuring and Impairment Charges,” the Company implemented restructuring programs during fiscal year 2003. Total restructuring and impairment costs of zero and $26.4 million were charged against earnings during the three months ended November 30, 2003 and 2002, respectively. Approximately $26.1 million, $0.1 million and $0.2 million of restructuring and impairment costs were incurred in the United States, Europe and Asia, respectively, during the three months ended November 30, 2002.

      Foreign source revenue represented 87.6% of net revenue for the three months ended November 30, 2003 compared to 74.1% for the same period of fiscal 2003.

Note 6. Commitments and Contingencies

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

Note 7. Restructuring and Impairment Charges

      During fiscal year 2001, the global economic downturn resulted in excess production capacity and a decline in customer demand for the Company’s services. As a result, during the third quarter of fiscal year 2001, the Company implemented a restructuring program to reduce its cost structure. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities from high volume manufacturing facilities into new customer development sites.

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

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2001 were related to the elimination of approximately 3,700 regular employees, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities from high volume manufacturing facilities into new customer development sites. Fixed asset impairments consisted primarily of the leasehold improvements in the facilities that were subject to restructuring.

      The macroeconomic conditions facing the Company, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during fiscal year 2002, resulting in a continued decline in customer demand, additional excess production capacity and customer requirements for a shift in the Company’s geographic production footprint. As a result, additional restructuring programs were implemented during fiscal year 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities.

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

      During fiscal year 2003, the geographic production demands of the Company’s customers continued to shift. As a result, the Company charged $85.3 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs of approximately $29.9 million, costs related to lease commitments of approximately $14.9 million, fixed asset impairments of approximately $37.6 million and other restructuring costs of approximately $2.9 million, primarily related to professional fees incurred in connection with the restructuring activities.

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2003 were related to the elimination of approximately 2,300 employees, the majority of which were engaged in direct and indirect manufacturing activities in manufacturing facilities in the United States and Europe. Lease commitment costs consist primarily of future lease payments for facilities vacated because of the closure and consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of the Boise, Idaho and Coventry, England facilities, as well as a realignment of worldwide capacity due to the restructuring activities carried out during fiscal year 2003.

      The table below sets forth the significant components and activity in the restructuring programs during the three months ended November 30, 2003 (in thousands):

	Balance at	Restructuring		Balance at
	August 31, 2003	Related Charges	Cash Payments	November 30, 2003

Employee severance and termination benefits	$6,489	$(14)	$(3,884)	$2,591
Lease costs	15,046	—	(1,467)	13,579
Other	160	14	(15)	159

Total	$21,695	$—	$(5,366)	$16,329

      As of November 30, 2003, total liabilities of $7.9 million, primarily for severance and benefit costs related to the remaining restructuring activities and lease commitment costs, are expected to be paid out within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

Note 8. Goodwill and Other Intangible Assets

      The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2003 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 5 – “Segment Information,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill intangible assets in connection with its adoption of SFAS 142.

      All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through material business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from NEC Corporation (“NEC”) and Royal Philips Electronics (“Philips”). See Note 9 – “Business Acquisitions” for further discussion of these acquisitions.

      The following tables present the Company’s total purchased intangible assets at November 30, 2003, and August 31, 2003 (in thousands):

	Gross Carrying	Accumulated
November 30, 2003	Amount	Amortization	Net Carrying Amount

Contractual Agreements	$140,873	$(60,625)	$80,248
Patents	800	(427)	373

Total	$141,673	$(61,052)	$80,621

	Gross Carrying	Accumulated
August 31, 2003	Amount	Amortization	Net Carrying Amount

Contractual Agreements	$136,619	$(51,213)	$85,406
Patents	800	(407)	393

Total	$137,419	$(51,620)	$85,799

      Intangible asset amortization for the three months ended November 30, 2003 and 2002, was approximately $10.2 million and $6.2 million, respectively.

      The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2004 (remaining 9 months)	$30,795
2005	33,247
2006	12,427
2007	3,327
2008	825
Remaining	—

Total	$80,621

      The following table presents the changes in goodwill allocated to the reportable segments during the three months ended November 30, 2003 (in thousands):

	Balance at			Foreign Currency	Balance at
Reportable Segment	August 31, 2003	Acquired	Adjustments	Impact	November 30, 2003

United States	$26,450	$3,430	$—	$—	$29,880
Latin America	16,163	—	13,791	100	30,054
Europe	211,444	—	(22,837)	7,366	195,973
Asia	41,463	—	1,181	1,358	44,002

Total	$295,520	$3,430	$(7,865)	$8,824	$299,909

      The adjustments to goodwill are due primarily to the reallocation of goodwill related to the Philips acquisition to the respective reportable segments and revisions in the preliminary valuation for the Philips acquisition. For further discussion of the Company’s acquisitions, see Note 9 – “Business Acquisitions.”

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

      During the first quarter of fiscal 2003, the Company purchased certain operations of LTOS in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies Inc. (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. Total consideration paid was approximately $83.9 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $20.5 million and goodwill of $15.5 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

      During the first quarter of fiscal year 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate Technology – Reynosa, S. de R.L. de C.V. (“Seagate”) in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly-owned subsidiary entered into a two-year renewable agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. Total consideration paid was approximately $26.8 million. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $1.8 million, which are amortized over a period of two years.

      During the second quarter of fiscal year 2003, the Company purchased certain operations of Quantum Corporation (“Quantum”) in Penang, Malaysia. The Company acquired these operations in an effort to broaden its base of manufacturing for the computing and storage sector in Asia, to expand its mechanical assemble capabilities and to further strengthen its relationship with Quantum. Simultaneous with the purchase, the Company entered into a three-year supply agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.9 million. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $1.1 million, which are amortized over a period of three years.

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

      During the first quarter of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Brazil, Hong Kong/China, Hungary, Poland and Singapore. The Company completed the purchase of three additional sites in Belgium and India during the second quarter of fiscal year 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $226.2 million, based on foreign currency rates in effect at the date of the acquisition. Based on a third-party valuation, the purchase price for the acquired sites resulted in purchased intangibles of approximately $36.7 million and goodwill of approximately $96.4 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

      The following unaudited pro forma financial information presents the combined results of operations of the Company with the operations acquired from Philips as if the acquisition had occurred as of the beginning of fiscal year 2003 (in thousands, except per share data). The pro forma financial information presented gives effect to certain adjustments, including amortization of goodwill and intangible assets. The pro forma financial information presented is not necessarily indicative of the Company’s results of operations had the transactions been completed at the beginning of the periods presented.

Three months ended

November 30,
2002

(Unaudited)
Net revenue	$1,224,297

Income before taxes	$4,888

Net income	$9,231

Earnings per common share:
Basic	$0.05

Diluted	$0.05

      In connection with the acquisitions consummated in fiscal years 2003 and 2002, acquisition-related costs of $1.3 million and $3.7 million were recorded for the three months ended November 30, 2003 and 2002, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

      References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, any subsequent Reports on Form 10-Q and Form 8-K and other securities filings.

      All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of. You should read this document and the documents, if any, that we incorporate by reference into this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

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

Long-Lived Assets

      We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the property exceeds its fair market value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy.

      We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with material business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2003 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 – “Segment Information” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy.

Restructuring and Impairment Charges

      We recognized restructuring and impairment charges in fiscal 2003 and 2002 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges required that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 - “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Results of Operations

      The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue.

	Three months ended

	November 30, 2003	November 30, 2002

Net revenue	100.0%	100.0%
Cost of revenue	91.2%	90.9%

Gross profit	8.8%	9.1%
Operating expenses:
Selling, general and administrative	4.4%	5.2%
Research and development	0.2%	0.2%
Amortization of intangibles	0.6%	0.6%
Acquisition-related charges	0.1%	0.3%
Restructuring and impairment charges	0.0%	2.5%

Operating income	3.5%	0.3%
Other income	0.0%	(0.2)%
Interest income	(0.1)%	(0.2)%
Interest expense	0.3%	0.3%

Income before income taxes	3.3%	0.4%
Income tax expense (benefit)	0.5%	(0.4)%

Net income	2.8%	0.8%

      Net Revenue. Our net revenue for the three months ended November 30, 2003 increased 41.3% to $1.5 billion, from $1.1 billion for the three months ended November 30, 2002. The increase for the three months ended November 30, 2003 from the same period of the previous fiscal year was primarily due to a 192% increase in the production of consumer products, a 211% increase in the production of instrumentation and medical products, a 26% increase in the production of computing and storage products and a 13% increase in the production of automotive products due to the addition of new customers, acquisitions and organic growth in those sectors. The increase in the consumer products sector was primarily attributable to the acquisition of certain operations of Philips during fiscal year 2003. These increases were partially offset by a 7% decrease in the production of networking products, a 10% decrease in the production of telecommunications products and a 16% decrease in the production of peripherals products due to reduced demand in these sectors.

      Foreign source revenue represented 87.6% of net revenue for the three months ended November 30, 2003, compared to 74.1% for the same period of fiscal 2003. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, Belgium, China, Hungary, India, Japan, Malaysia, Mexico, Poland and Singapore during fiscal year 2003. We expect our foreign source revenue to continue to increase as a percentage of total net revenue.

      Gross Profit. Gross profit decreased to 8.8% of revenue for the three months ended November 30, 2003, from 9.1% of revenue for the same period of fiscal 2003, primarily due to a decrease in the portion of manufacturing-based revenue and the mix of value-add based revenue from our acquisitions, partially offset by cost reductions realized from our restructuring activities in previous fiscal years. In absolute dollars, gross profit for the three months ended November 30, 2003 increased $35.9 million versus the same periods of fiscal 2003 due to the increased revenue base.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2003 increased to $66.0 million (4.4% of net revenue) compared to $55.8 million (5.2% of net revenue) for the three months ended November 30, 2002. The absolute dollar increase was primarily due to operations acquired subsequent to the first quarter of fiscal 2003 and to operations in facilities for which construction was completed during fiscal year 2003, partially offset by cost reductions realized from our restructuring activities. The decrease as a percentage of net revenue was primarily due to the increased revenue base and the cost reductions realized from our restructuring activities.

      Research and Development. Research and development expenses for the three months ended November 30, 2003 increased to $2.9 million from $2.6 million for the three months ended November 30, 2002, but remained at 0.2% of net revenue. Despite the recent economic conditions, we continued to engage in research and development activities, including design of circuit board assemblies and the related production process, development of new products and new failure analysis techniques at our historical levels.

      Amortization of Intangibles. We recorded $10.2 million of amortization of intangible assets for the three months ended November 30, 2003 as compared to $6.2 million for the three months ended November 30, 2002. The increase was attributable to acquired amortizable intangible assets resulting from our acquisitions subsequent to November 30, 2002. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Consolidated Financial Statements.

      Acquisition-Related Charges. During the three months ended November 30, 2003, we recorded acquisition-related charges of $1.3 million primarily in connection with the acquisition of certain operations of Philips and NEC. During the three months ended November 30, 2002, we recorded acquisition-related charges of $3.7 million in connection with the acquisitions of certain operations of Alcatel, Valeo, Lucent, Seagate and Philips. See Note 9 – “Business Acquisitions” to the Consolidated Financial Statements.

      Restructuring and Impairment Charges. There were no restructuring charges incurred during the three months ended November 30, 2003. During the first quarter of fiscal year 2003, we initiated a restructuring program to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. This restructuring program resulted in restructuring and impairment charges for the three months ended November 30, 2002 of $26.4 million.

      As of November 30, 2003, total liabilities of $7.9 million, primarily related to severance and benefit costs related to the remaining restructuring activities, are expected to be paid out within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

      As a result of the restructuring activities completed through August 31, 2003, we realized a cumulative cost savings of approximately $6.0 million in the first quarter of fiscal year 2004, which we expect to realize in the second quarter of fiscal year 2004 and in each quarter thereafter. This quarterly cost savings consists of $4.8 million reduction in cost of revenue due to a reduction in employee payroll and benefit expense of $2.9 million and $1.9 million in depreciation expense, and $1.2 million reduction in selling, general and administrative expenses.

      The restructuring programs discussed above and in Note 7 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements have allowed us to align our production capacity and shift our geographic footprint to meet current customer requirements. As a result, particularly in light of emerging increases in customer demand, we currently have no plans for additional material restructuring activities. However, we continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. A change in any of these factors could result in additional restructuring and impairment charges in the future.

      Other Income. There was no other income recorded during the three months ended November 30, 2003. During the three months ended November 30, 2002, we recorded $2.6 million of other income related to proceeds received in the first quarter of fiscal year 2003 in connection with facility closure costs.

      Interest Income. Interest income decreased to $1.7 million in the first quarter of fiscal year 2004 from $1.9 million in the first quarter of fiscal year 2003 primarily due to lower interest yields.

      Interest Expense. Interest expense increased to $4.8 million in the first quarter of fiscal year 2004 from $3.7 million in the first quarter of fiscal year 2003 primarily as a result of the issuance of the $300.0 million, seven-year, 5.875% senior notes in the fourth quarter of fiscal year 2003.

      Income Taxes. We recognized an effective tax rate of 14.9% in the first quarter of fiscal year 2004 as compared to an income tax benefit of 128.5% in the first quarter of fiscal year 2003. The tax rate is predominantly a function of the mix of domestic versus international income from operations. The amount of restructuring charges recorded during the first quarter of fiscal year 2003, and the fact that the income taxes associated with the restructuring charges were calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate has decreased as our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire at various dates through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

      Production levels for our consumer and automotive sectors are subject to seasonal influences. We may realize greater net sales during our first fiscal quarter, which includes a majority of the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

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

      We have made a number of acquisitions in the previous two fiscal years, all of which were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition.

      For further discussion of our acquisitions, see Note 9 – “Business Acquisitions” to the Consolidated Financial Statements.

Liquidity and Capital Resources

      At November 30, 2003, our principal sources of liquidity consisted of cash and available borrowings under our credit facilities.

      We generated $76.8 million of cash from operating activities for the three months ended November 30, 2003. This consisted primarily of $42.5 million of net income, $56.3 million of depreciation and amortization, $149.7 million of increases in accounts payable and accrued expenses, offset by $87.2 million of increases in accounts receivable, $68.8 million of increases in inventories, $5.9 million of increases in deferred income taxes and $13.8 million of increases in prepaid expenses and other current assets. Inventory levels have increased during the three months ended November 30, 2003 in anticipation of forecasted demand. The increase in accounts payable was due to increased emphasis on cash management to match longer customer payment terms in Europe, as well as the timing of purchases near quarter-end. The increase in the accounts receivable balance was due primarily to increased revenue during the three months ended November 30, 2003, as well as longer customer payment terms in Europe.

      Net cash used in investing activities of $39.2 million for the three months ended November 30, 2003 primarily consisted of our capital expenditures of $40.8 million for construction and equipment worldwide, offset by proceeds from the sales of property and equipment of $2.3 million. Purchases of manufacturing and computer equipment were made to support our ongoing business.

      Net cash provided by financing activities of $7.3 million for fiscal year 2003 resulted primarily from $7.4 million net proceeds from the issuance of common stock under option and employee purchase plans.

      During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33-1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service and Moody’s Investor Service. As of November 30, 2003, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of November 30, 2003. As of November 30, 2003, there were no borrowings outstanding on the Amended Revolver.

      During the first quarter of fiscal year 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.5 million based on currency exchange rates at November 30, 2003) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on TIBOR plus a spread of 1.75%. The credit facility expires on December 2, 2004 and any outstanding borrowings are then due and payable. As of November 30, 2003, there were no borrowings outstanding under this facility.

      We currently believe that during the next twelve months, our capital expenditures will be approximately $120 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our Amended Revolver, and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. In May 2001, we issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338.0 million (the “Convertible Notes”), which mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each Convertible Note is convertible at any time after the date of original issuance and prior to the close of business on the day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes (which would be equivalent to converting at a $41.038 per share basis). The holders of the Convertible Notes may require that we purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Accordingly, the Convertible Notes are classified as current debt as of November 30, 2003. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. Should the holders of the Convertible Notes require us to purchase their Convertible Notes in 2004 or should we desire to consummate significant additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

      Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of November 30, 2003 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt and capital lease obligations	$651,327	$348,353	$8,584	$5,946	$288,444
Operating leases	154,487	34,971	48,879	30,535	40,102

Total contractual cash obligations	$805,814	$383,324	$57,463	$36,481	$328,546

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in our market risk during the three months ended November 30, 2003. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and is incorporated herein by reference.

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

Changes in Internal Controls

      There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

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

      None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

      None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

Item 5: OTHER INFORMATION

      None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(1)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.
4.2(3)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.3(3)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.
4.4(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.
4.5(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.6(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

      (b) Reports on Form 8-K.

1.	During the quarterly period ended November 30, 2003, the Registrant filed a Current Report on Form 8-K dated September 18, 2003, in which it disclosed and furnished under Item 12 of Form 8-K a press release issued by the Registrant announcing its results of operations for the fourth quarter and fiscal year ended August 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: January 14, 2004	By:	/s/ Timothy L. Main

Timothy L. Main President/CEO

Date: January 14, 2004	By:	/s/ Chris A. Lewis

Chris A. Lewis Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.