Form 10-Q
period 2004-02-29
JABIL CIRCUIT INC
filed 2004-04-13
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

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

As of April 5, 2004, there were 200,719,701 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 29,	August 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$900,687	$699,748
Accounts receivable, less allowance for doubtful accounts of $6,023 at February 29, 2004 and $6,299 at August 31, 2003	687,915	759,696
Inventories	675,730	510,218
Refundable income taxes	32,272	27,757
Prepaid expenses and other current assets	102,244	62,942
Deferred income taxes	68,186	33,586

Total current assets	2,467,034	2,093,947
Property, plant and equipment, net	738,128	746,204
Goodwill	296,890	295,520
Intangible assets, net	80,022	85,799
Other assets	19,640	23,275

Total assets	$3,601,714	$3,244,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$349,346	$347,237
Accounts payable	902,952	712,697
Accrued expenses	211,082	203,284

Total current liabilities	1,463,380	1,263,218
Notes payable, long-term debt and long-term lease obligations, less current installments	309,795	297,018
Deferred income taxes	46,872	19,223
Other liabilities	53,349	76,810

Total liabilities	1,873,396	1,656,269

Stockholders’ equity:
Common stock	200	199
Additional paid-in capital	962,366	944,145
Retained earnings	705,564	623,053
Accumulated other comprehensive income, net of tax	60,188	21,079

Total stockholders’ equity	1,728,318	1,588,476

Total liabilities and stockholders’ equity	$3,601,714	$3,244,745

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net revenue	$1,491,876	$1,145,917	$3,000,870	$2,214,163
Cost of revenue	1,360,549	1,041,030	2,736,094	2,011,732

Gross profit	131,327	104,887	264,776	202,431
Operating expenses:
Selling, general and administrative	65,986	60,310	131,995	116,150
Research and development	3,184	2,431	6,090	5,047
Amortization of intangibles	11,952	9,716	22,111	15,867
Acquisition-related charges	—	3,697	1,339	7,412
Restructuring and impairment charges	—	17,128	—	43,487

Operating income	50,205	11,605	103,241	14,468
Other income	—	—	—	(2,600)
Interest income	(1,815)	(1,847)	(3,471)	(3,771)
Interest expense	4,776	4,182	9,536	7,911

Income before income taxes	47,244	9,270	97,176	12,928
Income tax expense (benefit)	7,229	(842)	14,665	(5,541)

Net income	$40,015	$10,112	$82,511	$18,469

Earnings per share:
Basic	$0.20	$0.05	$0.41	$0.09

Diluted	$0.19	$0.05	$0.39	$0.09

Common shares used in the calculations of earnings per share:
Basic	200,267	198,351	199,946	198,162

Diluted	214,738	200,726	214,413	200,419

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net income	$40,015	$10,112	$82,511	$18,469
Other comprehensive income:
Foreign currency translation adjustment	13,383	24,190	37,892	20,535
Change in fair market value of derivative instruments	445	36	1,217	36

Comprehensive income	$53,843	$34,338	$121,620	$39,040

     Accumulated foreign currency translation gains were $65.1 million at February 29, 2004 and $27.2 million at August 31, 2003. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency.

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	February 29,	February 28,
	2004	2003
Cash flows from operating activities:
Net income	$82,511	$18,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,986	109,837
Recognition of deferred grant proceeds	(824)	(950)
Deferred income taxes	(1,513)	(8,614)
Accrued interest on deferred acquisition payments	—	760
Imputed interest on acquisition payments	—	399
Non-cash restructuring charges	—	34,430
Provision for doubtful accounts	74	193
Loss on sale of property	1,245	789
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	94,825	(208,781)
Inventories	(151,557)	12,488
Prepaid expenses and other current assets	(37,031)	(6,583)
Other assets	2,300	1,326
Accounts payable and accrued expenses	161,703	165,803
Income taxes payable	(4,976)	32,216

Net cash provided by operating activities	257,743	151,782

Cash flows from investing activities:
Net cash paid for business acquisitions	(1,669)	(357,274)
Acquisition of property, plant and equipment	(85,503)	(51,755)
Proceeds from sale of property and equipment	10,549	4,393

Net cash used in investing activities	(76,623)	(404,636)

Cash flows from financing activities:
Borrowings under bank credit facilities	—	150,000
Payments on debt and capital leases	(245)	(50,052)
Net proceeds from issuance of common stock under option and employee purchase plans	18,222	7,118
Proceeds from deferred grant	—	32

Net cash provided by financing activities	17,977	107,098

Effect of exchange rate changes on cash	1,842	2,372

Net increase (decrease) in cash and cash equivalents	200,939	(143,384)
Cash and cash equivalents at beginning of period	699,748	640,735

Cash and cash equivalents at end of period	$900,687	$497,351

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the year ended August 31, 2003. Operating results for the six-month period ended February 29, 2004 are not necessarily an indication of the results that may be expected for the year ending August 31, 2004.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	February 29,	August 31,
	2004	2003
Raw materials	$442,160	$347,627
Work-in-process	144,017	104,741
Finished goods	89,553	57,850

Total inventories	$675,730	$510,218

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Numerator:
Net Income	$40,015	$10,112	$82,511	$18,469
Interest expense on convertible debt, net of tax	942	—	1,884	—

Adjusted Net Income	$40,957	$10,112	$84,395	$18,469

Denominator:
Weighted-average shares outstanding – basic	200,267	198,351	199,946	198,162
Dilutive common shares issuable upon exercise of stock options	6,064	2,375	6,060	2,257
Dilutive common shares issuable upon conversion of Convertible Notes	8,407	—	8,407	—

Weighted average shares – diluted	214,738	200,726	214,413	200,419

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Earnings per common share:
Basic	$0.20	$0.05	$0.41	$0.09

Diluted	$0.19	$0.05	$0.39	$0.09

     For the three months and six months ended February 29, 2004, options to purchase 617,565 and 619,881 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three months and six months ended February 28, 2003, options to purchase 4,940,691 and 5,045,944 shares of common stock, respectively, were excluded for the same reason.

     The computation of diluted earnings per share for the three months and six months ended February 28, 2003 did not include 8,406,960 shares of common stock issuable upon the conversion of the $345 million, 20-year, 1.75% convertible subordinated notes (“Convertible Notes”), as their effect would have been anti-dilutive. The computation of diluted earnings per share for the three months and six months ended February 28, 2003 also did not include the elimination of $0.9 million and $1.9 million, respectively, in interest expense, net of tax, on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive.

Note 4. Stock-Based Compensation

     At February 29, 2004, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported net income	$40,015	$10,112	$82,511	$18,469
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15,226)	(9,151)	(25,242)	(16,620)

Pro forma net income for calculation of basic earnings per share	$24,789	$961	$57,269	$1,849
Interest expense on convertible debt, net of tax	942	—	1,884	—

Pro forma net income for calculation of diluted earnings per share	$25,731	$961	$59,153	$1,849

Earnings per common share:
Reported net income per share - basic	$0.20	$0.05	$0.41	$0.09

Pro forma net income per share - basic	$0.12	$0.00	$0.29	$0.01

Reported net income per share - diluted	$0.19	$0.05	$0.39	$0.09

Pro forma net income per share - diluted	$0.12	$0.00	$0.28	$0.01

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three months and six months ended February 29, 2004 and February 28, 2003.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	2.7%	3.4%	2.7%
Expected volatility	87.7%	89.0%	87.7%	89.0%
Expected life	5 years	5 years	5 years	5 years

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Employee Stock Purchase Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	1.1%	1.0%	1.1%
Expected volatility	41.5%	81.3%	41.5%	81.3%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

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

     The following table sets forth segment information (in thousands):

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net revenue
United States	$253,133	$270,969	$452,183	$564,997
Europe	573,094	416,014	1,200,047	764,009
Asia	506,575	261,853	968,828	479,857
Latin America	266,562	261,072	545,181	513,950
Inter-company eliminations	(107,488)	(63,991)	(165,369)	(108,650)

	$1,491,876	$1,145,917	$3,000,870	$2,214,163

	2004	2003	2004	2003
Depreciation expense
United States	$7,734	$14,082	$16,648	$29,705
Europe	14,366	13,985	29,675	24,426
Asia	8,910	9,182	18,463	17,170
Latin America	9,087	9,448	19,151	18,182
Corporate	2,609	1,941	4,938	4,487

	$42,706	$48,638	$88,875	$93,970

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Segment income and reconciliation of income before income taxes
United States	$14,803	$12,616	$23,859	$26,214
Europe	34,730	21,954	82,061	42,393
Asia	32,691	18,011	63,359	36,338
Latin America	8,516	16,634	21,944	33,134
Corporate and non-allocated charges	(43,566)	(60,085)	(94,612)	(124,898)
Inter-company eliminations	70	140	565	(253)

Income before income taxes	$47,244	$9,270	$97,176	$12,928

	2004	2003	2004	2003
Capital expenditures
United States	$8,927	$2,790	$14,997	$5,466
Europe	20,007	5,868	40,893	6,355
Asia	10,359	17,353	16,395	26,414
Latin America	2,869	646	8,993	12,486
Corporate	2,533	115	4,225	1,034

	$44,695	$26,772	$85,503	$51,755

	February 29,	August 31,
	2004	2003
Property, plant and equipment, net
United States	$128,139	$139,963
Europe	201,115	182,674
Asia	192,144	195,561
Latin America	170,430	179,297
Corporate	46,300	48,709

	$738,128	$746,204

Total assets
United States	$347,476	$338,821
Europe	1,779,249	1,465,369
Asia	882,672	837,073
Latin America	555,263	483,589
Corporate	37,054	119,893

	$3,601,714	$3,244,745

     As noted in Note 7 – “Restructuring and Impairment Charges,” the Company implemented restructuring programs during fiscal year 2003. There were no restructuring and impairment costs incurred during the three months and six months ended February 29, 2004. Total restructuring and impairment costs of $17.1 million and $43.5 million were charged against earnings during the three months and six months ended February 28, 2003, respectively. Approximately $1.5 million and $15.6 million of restructuring and impairment costs were incurred in the United States and Europe, respectively, during the three months ended February 28, 2003. Approximately $27.7 million, $15.7 million and $0.1 million of restructuring and impairment costs were incurred in the United States, Europe and Asia, respectively, during the six months ended February 28, 2003.

     Foreign source revenue represented 83.8% and 85.7% of net revenue for the three months and six months ended February 29, 2004, respectively, compared to 77.7% and 76.0% for the three months and six months ended February 28, 2003, respectively.

Note 6. Commitments and Contingencies

Legal Proceedings

     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Warranty Provision

     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. The balance of the warranty provision was insignificant for all periods presented.

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

     The table below sets forth the significant components and activity in the restructuring programs during the three months ended February 29, 2004 (in thousands):

	Balance at	Restructuring		Balance at
	November 30,	Related	Cash	February 29,
	2003	Charges	Payments	2004
Employee severance and termination benefits	$2,591	$—	$(1,137)	$1,454
Lease costs	13,579	—	(1,470)	12,109
Other	159	—	(36)	123

Total	$16,329	$—	$(2,643)	$13,686

     The table below sets forth the significant components and activity in the restructuring programs during the six months ended February 29, 2004 (in thousands):

	Balance at	Restructuring		Balance at
	August 31,	Related	Cash	February 29,
	2003	Charges	Payments	2004
Employee severance and termination benefits	$6,489	$(14)	$(5,021)	$1,454
Lease costs	15,046	—	(2,937)	12,109
Other	160	14	(51)	123

Total	$21,695	$—	$(8,009)	$13,686

     As of February 29, 2004, liabilities of $6.5 million, primarily for severance and benefit costs related to the remaining restructuring activities and lease commitment costs, are expected to be paid out within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

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

     All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through material business acquisitions are principally determined based on third-party valuations of the net assets acquired. See Note 9 – “Business Acquisitions” for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets at February 29, 2004 and August 31, 2003 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
February 29, 2004	Amount	Amortization	Amount
Contractual Agreements	$152,224	$(72,555)	$79,669
Patents	800	(447)	353

Total	$153,024	$(73,002)	$80,022

	Gross
	Carrying	Accumulated	Net Carrying
August 31, 2003	Amount	Amortization	Amount
Contractual Agreements	$136,619	$(51,213)	$85,406
Patents	800	(407)	393

Total	$137,419	$(51,620)	$85,799

     Intangible asset amortization for the three months and six months ended February 29, 2004 was approximately $12.0 million and $22.1 million, respectively. Intangible asset amortization for the three months and six months ended February 28, 2003, was approximately $9.7 million and $15.9 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2004 (remaining 6 months)	$21,754
2005	35,555
2006	14,803
2007	5,505
2008	2,405
Remaining	—

Total	$80,022

     The following table presents the changes in goodwill allocated to the reportable segments during the six months ended February 29, 2004 (in thousands):

	Balance at			Foreign	Balance at
	August 31,			Currency	February 29,
Reportable Segment	2003	Acquired	Adjustments	Impact	2004
United States	$26,450	$3,430	$31	$—	$29,911
Latin America	16,163	—	14,904	338	31,405
Europe	211,444	—	(24,022)	10,463	197,885
Asia	41,463	—	(5,154)	1,380	37,689

Total	$295,520	$3,430	$(14,241)	$12,181	$296,890

     The adjustments to goodwill are due primarily to the reallocation of goodwill related to the Royal Electronics (“Philips”) acquisition to the respective reportable segments and revisions in the preliminary valuations for the Philips and NEC Corporation (“NEC”) acquisitions. For further discussion of the Company’s acquisitions, see Note 9 – “Business Acquisitions.”

Note 9. Business Acquisitions

     The business acquisitions described below have been accounted for under the purchase method of accounting. Accordingly, the operating results of the acquired businesses are included in the Consolidated Financial Statements of the Company from the respective date of acquisition. In accordance with SFAS 142, the goodwill related to the acquisitions is not being amortized and will be tested for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

     During the first quarter of fiscal 2003, the Company purchased certain operations of Lucent Technologies of Shanghai in Shanghai, China. The Company acquired these operations in an effort to enhance its competencies in complex optical assembly and design services, to broaden its base of manufacturing for the communications industry in Asia and to strengthen its relationship with Lucent Technologies Inc. (“Lucent”). Simultaneous with the purchase, the Company entered into a three-year supply agreement with Lucent to manufacture optical switching and other communications infrastructure products. Total consideration paid was approximately $83.9 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $20.5 million and goodwill of $15.5 million. The purchased intangible assets (other than goodwill) are amortized over a period of three years.

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

     During the second quarter of fiscal year 2003, the Company purchased certain operations of Quantum Corporation (“Quantum”) in Penang, Malaysia. The Company acquired these operations in an effort to broaden its base of manufacturing for the computing and storage industry sector in Asia, to expand its mechanical assemble capabilities and to further strengthen its relationship with Quantum. Simultaneous with the purchase, the Company entered into a three-year supply agreement with Quantum to manufacture internal tape drives. Total consideration paid was approximately $16.9 million. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $1.1 million, which are amortized over a period of three years.

     During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Gotemba, Japan. The Company acquired these operations in an effort to provide customer and product industry sector diversification. Simultaneous with the purchase, the Company entered into a five-year agreement with NEC to manufacture and assemble transmission and studio equipment used in television and radio broadcasting, as well as video cameras and systems for monitoring and multimedia applications. Total consideration paid was approximately $63.5 million in cash, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of approximately $15.4 million and goodwill of approximately $15.5 million. The purchased intangible assets (other than goodwill) are amortized over a period of five years.

     Pro forma results of operations, in respect to the acquisitions described in the preceding four paragraphs, have not been presented because the effects of these acquisitions were not material on either an individual or an aggregate basis.

     During the first quarter of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Brazil, Hong Kong/China, Hungary, Poland and Singapore. The Company completed the purchase of three additional sites in Belgium and India during the second quarter of fiscal year 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $226.3 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price for the acquired sites resulted in purchased intangibles of approximately $36.8 million and goodwill of approximately $95.9 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

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

	Three months	Six months
	ended	ended
	February 28,	February 28,
	2003	2003
	(Unaudited)	(Unaudited)
Net revenue	$1,168,037	$2,495,577

Income before taxes	$10,793	$19,127

Net income	$11,043	$22,569

Earnings per common share:
Basic	$0.06	$0.11

Diluted	$0.06	$0.11

     In connection with the acquisitions consummated in fiscal year 2003, acquisition-related costs of zero and $1.3 million were recorded for the three months and six months ended February 29, 2004, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations. In connection with the acquisitions consummated in fiscal years 2003 and 2002, acquisition-related costs of $3.7 million and $7.4 million were recorded for the three months and six months ended February 28, 2003, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

Note 10. Accounts Receivable Securitization

     In February 2004, the Company entered into an asset backed securitization program with a bank, which currently provides for total proceeds of up to $100 million on the sale of eligible accounts receivable of certain domestic operations. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned entity, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned entity is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. We were in compliance with the respective covenants as of February 29, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis.

     For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable in the Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

     During the quarter ended February 29, 2004, the Company sold $167.3 million of eligible accounts receivable. In exchange, the Company received proceeds of approximately $94.6 million and retained an interest in the receivables of approximately $72.6 million. The Company recognized pretax losses on the sale of receivables of approximately $0.1 million in connection with the securitization program.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Factors Affecting Future Results” below, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are one of the leading worldwide independent providers of electronic manufacturing services (“EMS”). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers (“OEMs”) in the automotive, computing and storage, consumer products, instrumentation and medical, networking, peripherals and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Currently, our three largest customers are Royal Philips Electronics (“Philips”), Cisco Systems, Inc. and Hewlett-Packard Company.

     We serve our customers with dedicated work cell business units that combine high volume, highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our work cell business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly and direct order fulfillment; and

•	repair and warranty.

     Our operating segments consist of four geographical regions – the United States, Europe, Asia and Latin America. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Scotland, Singapore, the Netherlands and the United States. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

     The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in its customers’ production requirements, which was consistent with the overall global economic downturn. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Our restructuring activities included reductions in workforce, closure and re-sizing of certain facilities and the transition of certain facilities into new customer development sites. Additionally, we have made concentrated efforts to diversify our customer base through acquisitions and organic growth. Industry revenues have slowly increased over the last year as customer production requirements generally began to stabilize.

Summary of Results

     Revenue for the second quarter of fiscal year 2004 increased 30 percent to $1.5 billion compared to $1.1 billion for the same period of fiscal year 2003. Our sales levels during the second quarter of fiscal year 2004 were stronger across most industry sectors, offsetting the anticipated seasonal slowdown in consumer electronics. The increase in our revenue base represents stronger demand from existing programs, as well as organic growth from new and existing customers.

     The following table sets forth, for the three-month and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net Revenue	$1,491,876	$1,145,917	$3,000,870	$2,214,163
Gross Profit	$131,327	$104,887	$264,776	$202,431
Operating Income	$50,205	$11,605	$103,241	$14,468
Net Income	$40,015	$10,112	$82,511	$18,469
Diluted earnings per share	$0.19	$0.05	$0.39	$0.09

Key Performance Indicators

     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 29,	November 30,	August 31,	May 31,
	2004	2003	2003	2003
Sales Cycle	26 days	33 days	37 days	41 days
Inventory Turns	8 turns	9 turns	9 turns	9 turns
Days in Accounts Receivable	42 days	52 days	53 days	53 days
Days in Inventory	45 days	39 days	39 days	40 days
Days in Accounts Payable	60 days	57 days	55 days	52 days

     The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have decreased ten days during the three months ended February 29, 2004 primarily as a result of the accounts receivable securitization program entered into in February 2004 and improved collection efforts during the quarter. Days in inventory have increased during the three months ended February 29, 2004, primarily as a result of positioning for third quarter forecasted demand, which includes additional programs from new and existing customers. These higher inventory levels have contributed to the decrease in inventory turns by one day. Additionally, the demand in the instrumentation and medical industry sector, which has characteristically slower inventory turns, was strong in the second quarter further contributing to the decrease in inventory turns. Accounts payable days have increased primarily as a result of increased emphasis on cash management to match longer customer payment terms in Europe.

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

     We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with material business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2003 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 – “Segment Information” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 8 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges

     We recognized restructuring and impairment charges in fiscal years 2003 and 2002 related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Pension and Postretirement Benefits

     We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 7 – “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Income Taxes

     We estimate our income tax provision in each of the jurisdictions in which we operate, including estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 6 – “Income Taxes” to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Results of Operations

     The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.2%	90.9%	91.2%	90.9%

Gross profit	8.8%	9.1%	8.8%	9.1%
Operating expenses:
Selling, general and administrative	4.4%	5.3%	4.4%	5.2%
Research and development	0.2%	0.2%	0.2%	0.2%
Amortization of intangibles	0.8%	0.8%	0.8%	0.7%
Acquisition-related charges	0.0%	0.3%	0.0%	0.3%
Restructuring and impairment charges	0.0%	1.5%	0.0%	2.0%

Operating income	3.4%	1.0%	3.4%	0.7%
Other income	0.0%	0.0%	0.0%	(0.1)%
Interest income	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Interest expense	0.3%	0.4%	0.3%	0.4%

Income before income taxes	3.2%	0.8%	3.2%	0.6%
Income tax expense (benefit)	0.5%	(0.1)%	0.5%	(0.2)%

Net income	2.7%	0.9%	2.7%	0.8%

     Net Revenue. Our net revenue for the three months ended February 29, 2004 increased 30% to $1.5 billion, from $1.1 billion for the three months ended February 28, 2003. The increase for the three months ended February 29, 2004 from the same period of the previous fiscal year was due to increased sales levels across all industry sectors. Specific increases include a 25% increase in the sale of consumer products; a 286% increase in the sale of instrumentation and medical products; a 13% increase in the sale of computing and storage products; a 20% increase in the sale of networking products; a 10% increase in the sale of telecommunications products; and an 18% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more companies are electing to outsource their production in these areas.

     Our net revenue for the six months ended February 29, 2004 increased 36% to $3.0 billion, from $2.2 billion for the six months ended February 28, 2003. The increase for the six months ended February 29, 2004 from the same period of the previous fiscal year was due to increased sales levels across all industry sectors. Specific increases include a 91% increase in the sale of consumer products; a 247% increase in the sale of instrumentation and medical products; a 19% increase in the sale of computing and storage products; a 7% increase in the sale of networking products; and a 15% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the consumer products industry sector was primarily attributable to the acquisition of certain operations of Philips during fiscal year 2003. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more companies are electing to outsource their production in these areas.

     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: increased business from new and existing customers; fluctuations in customer demand; seasonality, especially in the automotive and consumer products industry sectors; and increased growth in the instrumentation and medical products industry sector as more companies are electing to outsource their production in these areas.

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Automotive	8%	8%	8%	9%
Computing and Storage	14%	16%	13%	15%
Consumer	21%	22%	26%	19%
Instrumentation and Medical	11%	4%	11%	4%
Networking	23%	25%	20%	26%
Peripherals	6%	7%	6%	8%
Telecommunications	12%	14%	11%	15%
Other	5%	4%	5%	4%

Total	100%	100%	100%	100%

     Foreign source revenue represented 83.8% and 85.7% of net revenue for the three months and six months ended February 29, 2004, respectively. This is compared to 77.7 % and 76.0% for the three months and six months ended February 28, 2003. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, Belgium, China, Hungary, India, Japan, Malaysia, Mexico, Poland and Singapore during fiscal year 2003. We expect our foreign source revenue to continue to increase as a percentage of total net revenue.

     Gross Profit. Gross profit decreased to 8.8% of net revenue for the three months ended February 29, 2004, from 9.1% of net revenue for the three months ended February 28, 2003. This percentage decrease was primarily due to a lower portion of manufacturing-based revenue as production continues to shift to lower cost regions and the mix of value-add based revenue from our acquisitions. This decrease was partially offset by cost reductions realized from our restructuring activities in previous fiscal years. In absolute dollars, gross profit for the three months ended February 29, 2004 increased $26.4 million versus the same period of fiscal 2003 due to the increased revenue base. Gross profit decreased to 8.8% of net revenue for the six months ended February 29, 2004, from 9.1% of net revenue for the six months ended February 28, 2003. In absolute dollars, gross profit for the six months ended February 29, 2004 increased $62.3 million versus the same period of fiscal 2003 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months and six months ended February 29, 2004 increased to $66.0 million (4.4% of net revenue) and $132.0 million (4.4% of net revenue), respectively, compared to $60.3 million (5.3% of net revenue) and $116.2 million (5.2% of net revenue) for the three months and six months ended February 28, 2003, respectively. The absolute dollar increase was primarily due to operations acquired subsequent to the first quarter of fiscal 2003 and to operations in facilities for which construction was completed during fiscal year 2003, partially offset by $1.2 million of cost reductions realized from our restructuring activities. The decrease as a percentage of net revenue was primarily due to the increased revenue base and the cost reductions realized from our restructuring activities.

     Amortization of Intangibles. We recorded $12.0 million and $22.1 million of amortization of intangible assets for the three months and six months ended February 29, 2004, respectively, as compared to $9.7 million and $15.9 million for the three months and six months ended February 28, 2003, respectively. The increase was attributable to acquired amortizable intangible assets resulting from our acquisitions subsequent to November 30, 2002. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Consolidated Financial Statements.

     Restructuring and Impairment Charges. There were no restructuring charges incurred during the three months and six months ended February 29, 2004. During the first quarter of fiscal year 2003, we initiated a restructuring program to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. This restructuring program resulted in restructuring and impairment charges for the three months and six months ended February 28, 2003 of $17.1 million and $43.5 million, respectively.

     As of February 29, 2004, liabilities related to our restructuring activities total approximately $13.7 million. Approximately $6.5 million of this total is expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities and lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

     As a result of the restructuring activities completed through August 31, 2003, we realized a cumulative cost savings of approximately $6.0 million in the second quarter of fiscal year 2004. This quarterly cost savings consisted of $4.8 million reduction in cost of revenue due to a reduction in employee payroll and benefit expense of $2.9 million and $1.9 million in depreciation expense, and $1.2 million reduction in selling, general and administrative expenses. We expect to continue to realize this level of cost savings in future quarters.

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

     Interest Income. Interest income decreased slightly to $1.8 million and $3.5 million for the three months and six months ended February 29, 2004, respectively, from $1.8 million and $3.8 million for the same periods of fiscal year 2003, respectively, primarily due to lower interest yields.

     Interest Expense. Interest expense increased to $4.8 million and $9.5 million for the three months and six months ended February 29, 2004, respectively, from $4.2 million and $7.9 million for the same periods of fiscal year 2003, respectively, primarily as a result of the issuance of the $300.0 million, seven-year, 5.875% senior notes in the fourth quarter of fiscal year 2003.

     Income Taxes. Income tax expense reflects an effective tax rate of 15.3% and 15.1% for the three months and six months ended February 29, 2004, respectively, as compared to an income tax benefit of 9.1% and 42.9% for the three months and six months ended February 28, 2003, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. The amount of restructuring charges recorded during the first quarter of fiscal year 2003, and the fact that the income taxes associated with the restructuring charges were calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate, excluding the impact of restructuring charges, has decreased. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire at various dates through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply.

Acquisitions

     We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Factors Affecting Future Results – We may not achieve expected profitability from our acquisitions.” For further discussion of our acquisitions, see Note 9 – “Business Acquisitions” to the Consolidated Financial Statements.

Seasonality

     Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net sales during our first fiscal quarter, which includes a majority of the holiday selling season. Therefore, quarterly and year-to-date results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Liquidity and Capital Resources

     At February 29, 2004, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six months ended
	February 29,	February 28,
	2004	2003
Net cash provided by operating activities	$257,743	$151,782
Net cash used in investing activities	(76,623)	(404,636)
Net cash provided by financing activities	17,977	107,098
Effect of exchange rate changes on cash	1,842	2,372

Net increase (decrease) in cash and cash equivalents	$200,939	$(143,384)

     We generated $257.7 million of cash from operating activities for the six months ended February 29, 2004. This consisted primarily of $82.5 million of net income, $111.0 million of non-cash depreciation and amortization charges, $161.7 million of increases in accounts payable and accrued expenses, $94.8 million of decreases in accounts receivable, offset by $151.6 million of increases in inventories, $5.0 million of increases in income taxes receivable and $37.0 million of increases in prepaid expenses and other current assets. The increase in accounts payable was due to increased emphasis on cash management to match longer customer payment terms in Europe. The decrease in the accounts receivable balance was due primarily to the securitization of eligible domestic accounts receivable during the second quarter of fiscal year 2004, which resulted in cash proceeds of approximately $94.6 million. Inventory levels have increased during the six months ended February 29, 2004 in anticipation of forecasted demand, which includes additional programs from new and existing customers. Additionally, demand in our instrumentation and medical industry sector, which has characteristically slower inventory turns, was higher in the second quarter of fiscal year 2004 than in previous quarters, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Revenue.”

     Net cash used in investing activities of $76.6 million for the six months ended February 29, 2004 primarily consisted of our capital expenditures of $85.5 million for construction and equipment worldwide, offset by proceeds from the sales of property and equipment of $10.5 million. Purchases of manufacturing and computer equipment were made to support our ongoing business.

     Net cash provided by financing activities of $18.0 million for the six months ended February 29, 2004 resulted primarily from $18.2 million net proceeds from the issuance of common stock under option and employee purchase plans, offset slightly by payments on capital lease obligations.

     During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33-1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service and Moody’s Investor Service. As of February 29, 2004, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of February 29, 2004. As of February 29, 2004, there were no borrowings outstanding on the Amended Revolver.

     During the first quarter of fiscal year 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.5 million based on currency exchange rates at February 29, 2004) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2004 and any outstanding borrowings are then due and payable. As of February 29, 2004, there were no borrowings outstanding under this facility.

     During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which currently provides for total proceeds of up to $100 million on the sale of eligible accounts receivable of certain domestic operations. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned entity, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned entity is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. We were in compliance with the respective covenants as of February 29, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable in the Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. During the quarter ended February 29, 2004, we sold $167.3 million of eligible accounts receivable. In exchange, we received proceeds of approximately $94.6 million and retained an interest in the receivables of approximately $72.6 million. We recognized pretax losses on the sale of receivables of approximately $0.1 million in connection with the securitization program.

     We currently believe that during the next twelve months, our capital expenditures will be approximately $150 million, principally for machinery, equipment, facilities and related expenses. We believe that our level of resources, which include cash on hand, available borrowings under our Amended Revolver, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. In May 2001, we issued $345.0 million, 20-year, 1.75% convertible subordinated notes at par, resulting in net proceeds of approximately $338.0 million (the “Convertible Notes”), which mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Each Convertible Note is convertible at any time after the date of original issuance and prior to the close of business on the day immediately preceding the maturity date by the holder at a conversion rate of 24.368 shares per $1,000 principal amount of notes (which would be equivalent to converting at a $41.038 per share basis). The holders of the Convertible Notes may require that we purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Accordingly, the Convertible Notes are classified as current debt as of February 29, 2004. We may choose to pay the purchase price in cash or common stock valued at 95% of its market price. We may redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. Should the holders of the Convertible Notes require us to purchase their Convertible Notes in 2004 or should we desire to consummate significant additional acquisition opportunities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of February 29, 2004 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt and capital lease obligations	$659,141	$349,346	$8,590	$4,947	$296,258
Operating leases	150,841	34,722	47,870	29,614	38,635

Total contractual cash obligations	$809,982	$384,068	$56,460	$34,561	$334,893

Factors Affecting Future Results

     As referenced, this Quarterly Report on Form 10-Q includes certain forward-looking statements regarding various matters. The ultimate correctness of those forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by those statements. Undue reliance should not be placed on those forward-looking statements. The following important factors, among others, as well as those factors set forth in our other SEC filings from time to time, could affect future results and events, causing results and events to differ materially from those expressed or implied in our forward-looking statements.

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

     The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In the past, changes in customer orders have had a significant effect on our results of operations due to corresponding changes in the level of our overhead absorption. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

     We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. The industry’s revenue declined in mid-2001 as a result of significant cut backs in its customers’ production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See “Business – Customers and Marketing” of our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We depend on industries that utilize electronics components, which continually produces technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business.

     Factors affecting the industries that utilize electronics components in general could seriously harm our customers and, as a result, us. These factors include:

•	The inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles.

•	The inability of our customers to develop and market their products, some of which are new and untested, the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance.

•	Recessionary periods in our customers’ markets.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. A business downturn resulting from any of these external factors could have a material adverse effect on our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression, or loss of market share.

We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

     We derived 83.8% and 85.7% of revenues from international operations for the three months and six months ended February 29, 2004, respectively. We expect our revenues from international operations to continue to increase. We currently operate outside the United States in Vienna, Austria; Bruges, Brussels and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pimpri, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; and Amsterdam, The Netherlands. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

     We have grown rapidly. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We have acquired and may continue to pursue the acquisition of manufacturing and supply chain management operations from OEMs. In these acquisitions, the divesting OEM will typically enter a supply arrangement with the acquiror. Therefore, the competition for these acquisitions is intense. In addition, certain OEMs may not choose to consummate these acquisitions with us because of our current supply arrangements with other OEMs. If we are unable to attract and consummate some of these acquisition opportunities, our growth could be adversely impacted.

     Arrangements entered into with divesting OEMs typically involve many risks, including the following:

•	The integration into our business of the acquired assets and facilities may be time-consuming and costly.

•	We, rather than the divesting OEM, may bear the risk of excess capacity.

•	We may not achieve anticipated cost reductions and efficiencies.

•	We may be unable to meet the expectations of the OEM as to volume, product quality, timeliness and cost reductions.

•	If demand for the OEM’s products declines, the OEM may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other OEMs.

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

     Substantially all of our net revenue is derived from provision of EMS services in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of memory and logic devices. Such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-US counterparts of this agency. Similarly, items we manufacture for customers in defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services, as defects in medical devices, automotive components, and aerospace and defense systems could kill or seriously harm users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects.

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

     We have completed the installation of an Enterprise Resource Planning system in a majority of our manufacturing sites and in our corporate location. We are in the process of installing this system in certain of our remaining plants, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

     As of November 14, 2003, our executive officers, directors and certain of their family members collectively beneficially owned 18.8% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 14.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

     We pay interest on outstanding borrowings under our revolving credit facilities and other long-term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows.

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

     Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior earnings and unproven product markets increase our credit risk, especially in accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our reserves for accounts receivable and inventories for all customers, including start-up customers, based on the information available, these reserves may not be adequate. This risk exists for any new emerging company customers in the future.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our market risk during the six months ended February 29, 2004. Market risk information is contained under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and is incorporated herein by reference.

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

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

     None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders, held on January 13, 2004, the following proposals were voted upon by the shareholders as indicated below:

     1. To elect the full Board of Directors.

	Number of Shares
	For	Withheld
William D. Morean	161,216,462	14,401,108
Thomas A. Sansone	162,088,480	13,529,090
Timothy L. Main	165,328,494	10,289,076
Lawrence J. Murphy	166,101,211	9,516,359
Mel S. Lavitt	163,775,080	11,842,490
Steven A. Raymund	163,787,485	11,830,085
Frank A. Newman	163,779,205	11,838,365
Laurence S. Grafstein	169,135,246	6,482,324

     2. To approve amendments to the Jabil Circuit, Inc. 2002 Incentive Plan.

For	Against	Abstain	Broker Non-Votes
130,169,063	20,459,480	1,003,422	23,985,605

     3. To ratify the selection of KPMG LLP as independent auditors for the Company.

For	Against	Abstain	Broker Non-Votes
172,077,642	2,692,064	847,864	—

Item 5: OTHER INFORMATION

     None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.3(3)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.5(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.6(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.24	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks.

10.25	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.26	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

     (b) Reports on Form 8-K.

1.	During the quarterly period ended February 29, 2004, the Registrant filed a Current Report on Form 8-K dated December 17, 2003, in which it disclosed and furnished under Item 12 of Form 8-K a press release issued by the Registrant announcing its results of operations for the first quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: April 13, 2004	By:	/s/ Timothy L. Main

Timothy L. Main President/CEO

Date: April 13, 2004	By:	/s/ Chris A. Lewis

Chris A. Lewis Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.24	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks.

10.25	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.26	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.