Form 10-Q
period 2004-05-31
JABIL CIRCUIT INC
filed 2004-07-02
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

     As of June 21, 2004, there were 200,953,894 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	August 31,
	2004	2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$596,164	$699,748
Accounts receivable, less allowance for doubtful accounts of $6,873 at May 31, 2004 and $6,299 at August 31, 2003	720,490	759,696
Inventories	656,994	510,218
Refundable income taxes	5,922	27,757
Prepaid expenses and other current assets	73,807	62,942
Deferred income taxes	79,590	33,586

Total current assets	2,132,967	2,093,947

Property, plant and equipment, net	742,987	746,204
Goodwill	293,271	295,520
Intangible assets, net	68,400	85,799
Other assets	13,386	23,275

Total assets	$3,251,011	$3,244,745

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$4,332	$347,237
Accounts payable	892,484	712,697
Accrued expenses	213,220	203,284

Total current liabilities	1,110,036	1,263,218

Notes payable, long-term debt and long-term lease obligations, less current installments	295,192	297,018
Deferred income taxes	25,434	19,223
Other liabilities	62,328	76,810

Total liabilities	1,492,990	1,656,269

Stockholders’ equity:
Common stock	201	199
Additional paid-in capital	969,400	944,145
Retained earnings	745,695	623,053
Accumulated other comprehensive income, net of tax	42,725	21,079

Total stockholders’ equity	1,758,021	1,588,476

Total liabilities and stockholders’ equity	$3,251,011	$3,244,745

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Net revenue	$1,625,850	$1,219,304	$4,626,720	$3,433,467
Cost of revenue	1,489,935	1,106,673	4,226,029	3,118,405

Gross profit	135,915	112,631	400,691	315,062
Operating expenses:
Selling, general and administrative	65,913	62,462	197,908	178,612
Research and development	3,318	2,353	9,408	7,400
Amortization of intangibles	10,792	8,489	32,903	24,356
Acquisition-related charges	—	3,920	1,339	11,332
Restructuring and impairment charges	—	32,863	—	76,350

Operating income	55,892	2,544	159,133	17,012
Other loss (income)	6,370	—	6,370	(2,600)
Interest income	(2,087)	(1,465)	(5,558)	(5,236)
Interest expense	5,584	3,862	15,120	11,773

Income before income taxes	46,025	147	143,201	13,075
Income tax expense (benefit)	5,894	(4,319)	20,559	(9,860)

Net income	$40,131	$4,466	$122,642	$22,935

Earnings per share:
Basic	$0.20	$0.02	$0.61	$0.12

Diluted	$0.19	$0.02	$0.59	$0.11

Common shares used in the calculations of earnings per share:
Basic	200,716	198,596	200,203	198,306

Diluted	206,371	202,132	206,151	201,404

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Net income	$40,131	$4,466	$122,642	$22,935

Other comprehensive income:
Foreign currency translation adjustment	(17,436)	32,985	20,456	53,520
Change in fair market value of derivative instruments	(27)	1,378	1,190	1,414

Comprehensive income	$22,668	$38,829	$144,288	$77,869

     Accumulated foreign currency translation gains were $47.7 million at May 31, 2004 and $27.2 million at August 31, 2003. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use the local currency as their functional currency.

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	May 31,	May 31,
	2004	2003
Cash flows from operating activities:
Net income	$122,642	$22,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,600	166,105
Recognition of deferred grant proceeds	(1,237)	(1,395)
Deferred income taxes	(34,192)	(12,272)
Write-off of unamortized debt issuance costs	6,370	—
Accrued interest on deferred acquisition payments	—	760
Imputed interest on acquisition payments	—	395
Non-cash restructuring charges	—	62,120
Provision for doubtful accounts	933	291
Tax benefit of options exercised	3,095	690
Loss on sale of property	1,941	1,343
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	55,656	(238,524)
Inventories	(136,676)	60,555
Prepaid expenses and other current assets	(9,270)	(15,614)
Other assets	2,192	(1,413)
Accounts payable and accrued expenses	154,137	133,726
Income taxes payable	21,148	16,205

Net cash provided by operating activities	352,339	195,907

Cash flows from investing activities:
Net cash paid for business acquisitions	(1,492)	(365,415)
Acquisition of property, plant and equipment	(140,556)	(74,096)
Proceeds from sale of property and equipment	13,355	11,921

Net cash used in investing activities	(128,693)	(427,590)

Cash flows from financing activities:
Borrowings under bank credit facilities	—	150,000
Payments on debt and capital leases	(346,332)	(58,304)
Net proceeds from issuance of common stock under option and employee purchase plans	22,162	7,894

Net cash (used in) provided by financing activities	(324,170)	99,590

Effect of exchange rate changes on cash	(3,060)	5,783

Net decrease in cash and cash equivalents	(103,584)	(126,310)
Cash and cash equivalents at beginning of period	699,748	640,735

Cash and cash equivalents at end of period	$596,164	$514,425

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the year ended August 31, 2003. Operating results for the nine-month period ended May 31, 2004 are not necessarily an indication of the results that may be expected for the year ending August 31, 2004.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	May 31,	August 31,
	2004	2003
Raw materials	$431,962	$347,627
Work-in-process	134,496	104,741
Finished goods	90,536	57,850

Total inventories	$656,994	$510,218

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Numerator:
Net Income	$40,131	$4,466	$122,642	$22,935

Denominator:
Weighted-average shares outstanding — basic	200,716	198,596	200,203	198,306
Dilutive common shares issuable upon exercise of stock options	5,655	3,536	5,948	3,098

Weighted average shares — diluted	206,371	202,132	206,151	201,404

Earnings per common share:
Basic	$0.20	$0.02	$0.61	$0.12

Diluted	$0.19	$0.02	$0.59	$0.11

     For the three months and nine months ended May 31, 2004, options to purchase 660,987 and 655,215 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three months and nine months ended May 31, 2003, options to purchase 4,681,941 and 4,880,324 shares of common stock, respectively, were excluded for the same reason.

     The computation of diluted earnings per share for the three months and nine months ended May 31, 2003 did not include 8,406,960 shares of common stock previously issuable upon the conversion of the Company’s $345 million, 20-year, 1.75% convertible subordinated notes that were redeemed in May 2004 (“Convertible Notes”), as their effect would have been anti-dilutive. The computation of diluted earnings per share for the three months and nine months ended May 31, 2003 also did not include the elimination of $0.9 million and $2.8 million, respectively, in interest expense, net of tax, on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive. During the third quarter of fiscal year 2004, the Company redeemed the Convertible Notes for cash. For further discussion of the redemption, see Note 12 — “Convertible Debt Redemption.”

Note 4. Stock-Based Compensation

     At May 31, 2004, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported net income	$40,131	$4,466	$122,642	$22,935
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9,881)	(7,265)	(35,430)	(23,710)

Pro forma net income for calculation of earnings per share	$30,250	$(2,799)	$87,212	$(775)

Earnings per common share:
Reported net income per share — basic	$0.20	$0.02	$0.61	$0.12

Pro forma net income per share — basic	$0.15	$(0.01)	$0.44	$0.00

Reported net income per share — diluted.	$0.19	$0.02	$0.59	$0.11

Pro forma net income per share — diluted	$0.15	$(0.01)	$0.42	$0.00

The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant. The following weighted-average assumptions were used in the model for the three months and nine months ended May 31, 2004 and 2003:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.4%	2.7%	3.4%	2.7%
Expected volatility	87.7%	89.0%	87.7%	89.0%
Expected life	5years	5years	5years	5years

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Employee Stock Purchase Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.0%	1.1%	1.0%	1.1%
Expected volatility	41.5%	89.0%	41.5%	89.0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

Note 5. Segment Information

     The Company derives its revenues from providing manufacturing services to major original equipment manufacturers (“OEMs”) on a contract basis in various countries throughout the world. Operating segments consist of four geographic regions — the United States, Europe, Asia and Latin America. Revenues are attributed to the location in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development costs, intangible amortization, acquisition-related charges, restructuring and impairment charges, other loss (income), interest income, interest expense or income taxes. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments.

     The following table sets forth segment information (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31
	2004	2003	2004	2003
Net revenue
United States	$263,583	$218,629	$715,766	$783,626
Europe	606,749	476,240	1,806,796	1,240,249
Asia	540,532	312,724	1,509,360	792,581
Latin America	312,886	278,496	858,067	792,446
Inter-company eliminations	(97,900)	(66,785)	(263,269)	(175,435)

	$1,625,850	$1,219,304	$4,626,720	$3,433,467

Depreciation expense	2004	2003	2004	2003
United States	$8,273	$11,364	$24,921	$41,069
Europe	13,969	14,545	43,644	38,971
Asia	9,968	9,061	28,431	26,231
Latin America	8,832	10,465	27,983	28,647
Corporate	2,780	2,344	7,718	6,831

	$43,822	$47,779	$132,697	$141,749

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
Segment income and reconciliation of income before income taxes	2004	2003	2004	2003
United States	$16,833	$6,304	$40,692	$32,518
Europe	37,615	26,847	119,676	69,240
Asia	30,092	28,348	93,451	64,686
Latin America	15,663	14,980	37,607	48,114
Corporate and non-allocated charges	(54,805)	(76,146)	(149,417)	(201,044)
Inter-company eliminations	627	(186)	1,192	(439)

Income before income taxes	$46,025	$147	$143,201	$13,075

Capital expenditures	2004	2003	2004	2003
United States	$13,245	$1,295	$28,242	$6,761
Europe	15,616	5,995	56,509	12,350
Asia	12,327	12,572	28,722	38,986
Latin America	7,309	1,973	16,302	14,459
Corporate	6,558	506	10,781	1,540

	$55,055	$22,341	$140,556	$74,096

	May 31,	August 31,
	2004	2003
Property, plant and equipment, net
United States	$130,748	$139,963
Europe	200,074	182,674
Asia	194,431	195,561
Latin America	167,542	179,297
Corporate	50,192	48,709

	$742,987	$746,204

Total assets
United States	$367,488	$338,821
Europe	1,335,845	1,465,369
Asia	844,154	837,073
Latin America	566,357	483,589
Corporate	137,167	119,893

	$3,251,011	$3,244,745

     As noted in Note 7 — “Restructuring and Impairment Charges,” the Company continued a restructuring program during fiscal year 2003. There were no restructuring and impairment costs incurred during the three months and nine months ended May 31, 2004. Total restructuring and impairment costs of $32.9 million and $76.4 million were charged against earnings during the three months and nine months ended May 31, 2003, respectively. Approximately $19.3 million, $5.2 million, $6.8 million and $1.6 million of restructuring and impairment costs were incurred in the United States, Europe, Asia and Latin America, respectively, during the three months ended May 31, 2003. Approximately $47.0 million, $20.9 million, $6.9 million and $1.6 million of restructuring and impairment costs were incurred in the United States, Europe, Asia and Latin America, respectively, during the nine months ended May 31, 2003.

     Foreign source revenue represented 84.2% and 85.1% of net revenue for the three months and nine months ended May 31, 2004, respectively, compared to 83.6% and 78.6% for the three months and nine months ended May 31, 2003, respectively.

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

     The table below sets forth the significant components and activity in the restructuring programs during the three months ended May 31, 2004 (in thousands):

	Balance at	Restructuring
	February 29,	Related	Cash	Balance at
	2004	Charges	Payments	May 31, 2004
Employee severance and termination benefits	$1,454	$—	$(299)	$1,155
Lease costs	12,109	—	(1,265)	10,844
Other	123	—	(76)	47

Total	$13,686	$—	$(1,640)	$12,046

     The table below sets forth the significant components and activity in the restructuring programs during the nine months ended May 31, 2004 (in thousands):

	Balance at	Restructuring
	August 31,	Related	Cash	Balance at
	2003	Charges	Payments	May 31, 2004
Employee severance and termination benefits	$6,489	$(14)	$(5,320)	$1,155
Lease costs	15,046	—	(4,202)	10,844
Other	160	14	(127)	47

Total	$21,695	$—	$(9,649)	$12,046

     As of May 31, 2004, liabilities of $6.1 million, primarily for severance and benefit costs related to the remaining restructuring activities and lease commitment costs, are expected to be paid out within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

Note 8. Goodwill and Other Intangible Assets

     The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2003 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 5 — “Segment Information,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill in connection with its adoption of SFAS 142.

     All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through material business acquisitions are principally determined based on third-party valuations of the net assets acquired. See Note 9 — “Business Acquisitions” for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets at May 31, 2004 and August 31, 2003 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
May 31, 2004	Amount	Amortization	Amount
Contractual Agreements	$151,394	$(83,327)	$68,067
Patents	800	(467)	333

Total	$152,194	$(83,794)	$68,400

	Gross
	Carrying	Accumulated	Net Carrying
August 31, 2003	Amount	Amortization	Amount
Contractual Agreements	$136,619	$(51,213)	$85,406
Patents	800	(407)	393

Total	$137,419	$(51,620)	$85,799

     Intangible asset amortization for the three months and nine months ended May 31, 2004 was approximately $10.8 million and $32.9 million, respectively. Intangible asset amortization for the three months and nine months ended May 31, 2003, was approximately $8.5 million and $24.4 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2004 (remaining 3 months)	$10,786
2005	35,216
2006	14,545
2007	5,448
2008	2,405

Total	$68,400

     The following table presents the changes in goodwill allocated to the reportable segments during the nine months ended May 31, 2004 (in thousands):

	Balance at				Foreign	Balance at
	August 31,				Currency	May 31,
Reportable Segment	2003	Acquired	Adjustments		Impact	2004
United States Latin America Europe Asia	$26,450 16,163 211,444 41,463	$3,430 - - -	$31 14,904 (24,298 (5,215	) )	$ - (634 7,915 1,618)	$29,911 30,433 195,061 37,866

Total	$295,520	$3,430	$(14,578)		$8,899	$293,271

     The adjustments to goodwill are due primarily to the reallocation of goodwill related to the Royal Philips Electronics (“Philips”) acquisition to the respective reportable segments and revisions in the preliminary valuations for the Philips and NEC Corporation (“NEC”) acquisitions. For further discussion of the Company’s acquisitions, see Note 9 — “Business Acquisitions.”

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

     During the first quarter of fiscal year 2003, the Company purchased, through its Jabil Global Services subsidiary, certain operations of Seagate Technology — Reynosa, S. de R.L. de C.V. (“Seagate”) in Reynosa, Mexico. The Company acquired these operations to expand its repair presence in the data storage market and to add a low-cost service site in Latin America. Simultaneous with the purchase, the Company’s wholly-owned subsidiary entered into a two-year renewable agreement to provide repair and warranty services for Seagate’s Personal Storage and Enterprise Storage hard disk drives. Total consideration paid was approximately $26.8 million. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $1.8 million, which are amortized over a period of two years.

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

     During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Gotemba, Japan. The Company acquired these operations in an effort to provide customer and product industry sector diversification. Simultaneous with the purchase, the Company entered into a five-year agreement with NEC to manufacture and assemble transmission and studio equipment used in television and radio broadcasting, as well as video cameras and systems for monitoring and multimedia applications. Total consideration paid was approximately $63.5 million in cash, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of approximately $15.4 million and goodwill of approximately $15.4 million. The purchased intangible assets (other than goodwill) are amortized over a period of five years.

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

Based on a final third-party valuation, the purchase price for the acquired sites resulted in purchased intangibles of approximately $36.8 million and goodwill of approximately $95.7 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

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

	Three months ended	Nine months ended
	May 31,	May 31,
	2003	2003
	(Unaudited)	(Unaudited)
Net revenue	$1,219,304	$3,714,881

Income before taxes	$147	$19,274

Net income	$4,466	$27,035

Earnings per common share:
Basic	$0.02	$0.14

Diluted	$0.02	$0.13

     In connection with the acquisitions consummated in fiscal year 2003, acquisition-related costs of zero and $1.3 million were recorded for the three months and nine months ended May 31, 2004, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations. In connection with the acquisitions consummated in fiscal years 2003 and 2002, acquisition-related costs of $3.9 million and $11.3 million were recorded for the three months and nine months ended May 31, 2003, respectively. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

Note 10. Accounts Receivable Securitization

     In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for the sale at any one time of up to $100 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120 million at any one time. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned entity, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned entity is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. The Company was in compliance with the respective covenants as of May 31, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis.

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

     As of May 31, 2004, the Company has sold $200.4 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $120.0 million and retained an interest in the receivables of approximately $80.4 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.2 million and $0.4 million during the three months and nine months ended May 31, 2004, respectively.

Note 11. Pension and Other Postretirement Benefits

     During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi Communications plc (“Marconi”). The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan provides benefits based on average employee earnings over a three-year service period preceding retirement. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and invested in accordance with the plan investment strategy, which requires a benchmarked mix of equity and debt securities.

     During the fourth quarter of fiscal year 2002, the Company purchased operations in Brest and Meung-sur-Loire, France from Alcatel Business Systems and Valeo S.A., respectively. During the first and second quarters of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Belgium, Brazil, Hong Kong/China, Hungary, India, Poland and Singapore. During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Japan. These acquisitions included the assumption of certain unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition the Company also assumed certain post-retirement medical benefit plans.

     The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the three months and nine months ended May 31 (in thousands of dollars):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Service cost	$501	$591	$1,503	$1,772
Interest cost	1,064	936	3,193	2,810
Expected long-term return on plan assets	(1,042)	(1,027)	(3,128)	(3,082)
Net curtailment (gain)/loss	—	(53)	—	(159)
Recognized actuarial loss	113	—	340	—

Net periodic benefit cost	$636	$447	$1,908	$1,341

     The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the three months and nine months ended May 31 (in thousands of dollars):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Service cost	$14	$7	$41	$21
Interest cost	8	4	24	12
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$22	$11	$65	$33

     For the nine months ended May 31, 2004, the Company has made contributions of approximately $284 thousand to its defined benefit pension plan. The Company presently anticipates total fiscal year 2004 contributions to approximate $325 thousand to $375 thousand.

Note 12. Convertible Debt Redemption

     In May 2001, the Company issued a total of its $345 million, 20-year, 1.75% Convertible Notes at par, resulting in net proceeds of approximately $338 million. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. Under the terms of the Convertible Notes, the note holders had the right to require the Company to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Additionally, the Company had the right to redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

     On May 17, 2004, the Company paid $70.4 million par value to certain note holders who exercised their right to require the Company to purchase their Convertible Notes. On May 18, 2004, the Company paid $274.6 million par value upon exercise of its right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, the Company paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, the Company recognized a loss of $6.4 million on the write-off of unamortized debt issuance costs associated with the Convertible Notes. This loss has been recorded as an other loss in the Consolidated Statement of Earnings for the three months and nine months ended May 31, 2004.

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

     Our operating segments consist of four geographic regions — the United States, Europe, Asia and Latin America. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Scotland, Singapore, the Netherlands and the United States. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

     The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in its customers’ production requirements, which was consistent with the overall global economic downturn. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Our restructuring activities included reductions in workforce, closure and re-sizing of certain facilities and the transition of certain facilities into new customer development sites. Additionally, we have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. Industry revenues have slowly increased over the last year as customer production requirements generally began to stabilize.

Summary of Results

     Revenue for the third quarter of fiscal year 2004 increased 33 percent to $1.6 billion compared to $1.2 billion for the same period of fiscal year 2003. Our sales levels during the third quarter of fiscal year 2004 improved across all industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger demand from existing programs, as well as organic growth from new and existing customers.

     The following table sets forth, for the three-month and nine-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Net revenue	$1,625,850	$1,219,304	$4,626,720	$3,433,467
Gross profit	$135,915	$112,631	$400,691	$315,062
Operating income	$55,892	$2,544	$159,133	$17,012
Net income	$40,131	$4,466	$122,642	$22,935
Diluted earnings per share	$0.19	$0.02	$0.59	$0.11

Key Performance Indicators

     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31,	February 29,	November 30,	August 31,
	2004	2004	2003	2003
Sales cycle	26 days	26 days	33 days	37 days
Inventory turns	9 turns	8 turns	9 turns	9 turns
Days in accounts receivable	40 days	42 days	52 days	53 days
Days in inventory	40 days	45 days	39 days	39 days
Days in accounts payable	54 days	61 days	58 days	55 days

     The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have decreased two days during the three months ended May 31, 2004 primarily as a result of improved collection efforts during the quarter. The accounts receivable securitization program entered into in February 2004 also contributed one day to the decrease for the three months ended May 31, 2004. This securitization program was also the primary reason for the significant decrease in days in accounts receivable during the three months ended February 29, 2004. Days in inventory have decreased during the three months ended May 31, 2004, primarily as a result of increased emphasis on inventory management. The increase in inventory turns by one day is a direct result of the decrease in days in inventory. Days in accounts payable have decreased primarily as a result of the timing of inventory purchases and payments of accounts payable. The decrease in accounts payable days is in line with the decrease in days in inventory.

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

     We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with material business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2003 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 — “Segment Information” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 8 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges

     We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges.”

Pension and Postretirement Benefits

     We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 11 — “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

Income Taxes

     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 6 “Income Taxes” to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

Results of Operations

     The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue.

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.6%	90.8%	91.3%	90.8%

Gross profit	8.4%	9.2%	8.7%	9.2%
Operating expenses:
Selling, general and administrative	4.1%	5.1%	4.3%	5.2%
Research and development	0.2%	0.2%	0.2%	0.2%
Amortization of intangibles	0.7%	0.7%	0.7%	0.7%
Acquisition-related charges	0.0%	0.3%	0.1%	0.4%
Restructuring and impairment charges	0.0%	2.7%	0.0%	2.2%

Operating income	3.4%	0.2%	3.4%	0.5%
Other loss (income)	0.4%	0.0%	0.1%	(0.1)%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.3%	0.3%	0.3%	0.3%

Income before income taxes	2.8%	0.0%	3.1%	0.4%
Income tax expense (benefit)	0.3%	(0.4)%	0.4%	(0.3)%

Net income	2.5%	0.4%	2.7%	0.7%

     Net Revenue. Our net revenue for the three months ended May 31, 2004 increased 33.3% to $1.6 billion, from $1.2 billion for the three months ended May 31, 2003. The increase for the three months ended May 31, 2004 from the same period of the previous fiscal year was due to increased sales levels across all industry sectors. Specific increases include a 159% increase in the sale of instrumentation and medical products; a 37% increase in the sale of consumer products; a 23% increase in the sale of networking products; a 19% increase in the sale of telecommunications products; a 21% increase in the sale of automotive products; a 22% increase in the sale of peripheral products; and a five percent increase in the sale of computing and storage products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more companies are electing to outsource their production in these areas.

     Our net revenue for the nine months ended May 31, 2004 increased 34.8% to $4.6 billion, from $3.4 billion for the nine months ended May 31, 2003. The increase for the nine months ended May 31, 2004 from the same period of the previous fiscal year was due to increased sales levels across all industry sectors. Specific increases include a 70% increase in the sale of consumer products; a 208% increase in the sale of instrumentation and medical products; a 12% increase in the sale of networking products; a 14% increase in the sale of computing and storage products; an 18% increase in the sale of automotive products; a six percent increase in the sale of telecommunications products; and a seven percent increase in the sale of peripheral products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the consumer products industry sector was primarily attributable to the acquisition of certain operations of Philips during fiscal year 2003. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more companies are electing to outsource their production in these areas.

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003
Automotive	8%	9%	8%	9%
Computing and Storage	13%	16%	13%	15%
Consumer	22%	22%	25%	20%
Instrumentation and Medical	12%	6%	11%	5%
Networking	21%	22%	20%	24%
Peripherals	7%	7%	6%	8%
Telecommunications	12%	13%	12%	15%
Other	5%	5%	5%	4%

Total	100%	100%	100%	100%

     Foreign source revenue represented 84.2% and 85.1% of net revenue for the three months and nine months ended May 31, 2004, respectively. This is compared to 83.6 % and 78.6% for the three months and nine months ended May 31, 2003. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, Belgium, China, Hungary, India, Japan, Malaysia, Mexico, Poland and Singapore during fiscal year 2003. We expect our foreign source revenue to continue to increase as a percentage of total net revenue.

     Gross Profit. Gross profit decreased to 8.4% of net revenue for the three months ended May 31, 2004, from 9.2% of net revenue for the three months ended May 31, 2003. Gross profit decreased to 8.7% of net revenue for the nine months ended May 31, 2004, from 9.2% of net revenue for the nine months ended May 31, 2003. The percentage decrease for both the three and nine months ended May 31, 2004 versus the same periods of fiscal year 2003 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. The mix of value-add based revenue from our acquisitions also contributed to the decrease.

     Additionally, we have been awarded a significant amount of new business during the nine months ended May 31, 2004. The level of activity required to integrate new business into our factories typically has a slightly dilutive impact on gross profit during the initial period of production where certain costs are incurred before any corresponding increase in revenues might occur. As production for the new business increases the contribution to gross profit typically increases. The percentage decrease in gross profit for the three and nine months ended May 31, 2004 versus the same periods of fiscal year 2003 was partially offset by cost reductions realized from our restructuring activities in previous fiscal years.

     In absolute dollars, gross profit for the three months and nine months ended May 31, 2004 increased $23.3 million and $85.6 million, respectively, versus the same periods of fiscal 2003 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months and nine months ended May 31, 2004 increased to $65.9 million (4.1% of net revenue) and $197.9 million (4.3% of net revenue), respectively, compared to $62.5 million (5.1% of net revenue) and $178.6 million (5.2% of net revenue) for the three months and nine months ended May 31, 2003, respectively. The absolute dollar increases for the three months and nine months ended May 31, 2004 were primarily due to operations acquired during fiscal year 2003 and to operations in facilities for which construction was completed during fiscal year 2003. These increases were partially offset by $1.2 million of quarterly cost reductions realized from our restructuring activities. The decrease as a percentage of net revenue for the three months and nine months ended May 31, 2004 was primarily due to the increased revenue base and the cost reductions realized from our restructuring activities.

     Amortization of Intangibles. We recorded $10.8 million and $32.9 million of amortization of intangible assets for the three months and nine months ended May 31, 2004, respectively, as compared to $8.5 million and $24.4 million for the three months and nine months ended May 31, 2003, respectively. The increases for both such periods were attributable to acquired amortizable intangible assets resulting from our acquisitions subsequent to November 30, 2002. For additional information regarding purchased intangibles, see Note 8 — “Goodwill and Other Intangible Assets” and Note 9 — “Business Acquisitions” to the Consolidated Financial Statements.

     Restructuring and Impairment Charges. There were no restructuring charges incurred during the three months and nine months ended May 31, 2004. During the first quarter of fiscal year 2003, we continued a restructuring program to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. This restructuring program resulted in restructuring and impairment charges for the three months and nine months ended May 31, 2003 of $32.9 million and $76.4 million, respectively.

     As of May 31, 2004, liabilities related to our restructuring activities total approximately $12.0 million. Approximately $6.1 million of this total is expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities and lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

     As a result of the restructuring activities completed through August 31, 2003, we realized a cumulative cost savings of approximately $6.0 million in the third quarter of fiscal year 2004. This quarterly cost savings consisted of $4.8 million reduction in cost of revenue due to a reduction in employee payroll and benefit expense of $2.9 million and $1.9 million in depreciation expense, and $1.2 million reduction in selling, general and administrative expenses. We expect to continue to realize this level of cost savings in future quarters.

     The restructuring programs discussed above and in Note 7 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements have allowed us to align our production capacity and shift our geographic footprint to meet current customer requirements. As a result, particularly in light of emerging increases in customer demand, we currently have no plans for additional material restructuring activities. However, we continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. A change in any of these factors could result in additional restructuring and impairment charges in the future.

     Other Loss (Income). During the three months and nine months ended May 31, 2004, we recorded a $6.4 million loss on the write-off of unamortized debt issuance costs, which resulted from the redemption of our convertible subordinated notes in May 2004. See Note 12 — “Convertible Debt Redemption” to the Consolidated Financial Statements for further discussion of the redemption. During the nine months ended May 31, 2003, we recorded $2.6 million of other income related to proceeds received in the first quarter of fiscal year 2003 in connection with facility closure costs.

     Interest Income. Interest income increased slightly to $2.1 million and $5.6 million for the three months and nine months ended May 31, 2004, respectively, from $1.5 million and $5.2 million for the same periods of fiscal year 2003, respectively. The increases were primarily due to higher average cash balances, partially offset by lower interest yields.

     Interest Expense. Interest expense increased to $5.6 million and $15.1 million for the three months and nine months ended May 31, 2004, respectively, from $3.9 million and $11.8 million for the same periods of fiscal year 2003, respectively, primarily as a result of the issuance of the $300.0 million, seven-year, 5.875% senior notes in the fourth quarter of fiscal year 2003.

     Income Taxes. Income tax expense reflects an effective tax rate of 12.8% and 14.4% for the three months and nine months ended May 31, 2004, respectively, as compared to an income tax benefit of 2,938.1% and 75.4% for the three months and nine months ended May 31, 2003, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. The amount of restructuring charges recorded during the three months and nine months ended May 31, 2003, and the fact that the income taxes associated with the restructuring charges were calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit in those periods. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate, excluding the impact of restructuring charges, has decreased. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax holidays granted to our sites in Malaysia, China and Hungary that expire at various dates through 2010. Such tax holidays are subject to conditions with which we expect to continue to comply.

Acquisitions

     We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions.” For further discussion of our acquisitions, see Note 9 — “Business Acquisitions” to the Consolidated Financial Statements.

Seasonality

     Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net sales during our first fiscal quarter, which includes a majority of the holiday selling season. Therefore, quarterly and year-to-date results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Liquidity and Capital Resources

     At May 31, 2004, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine months ended
	May 31,	May 31,
	2004	2003
Net cash provided by operating activities	$352,339	$195,907
Net cash used in investing activities	(128,693)	(427,590)
Net cash (used in) provided by financing activities	(324,170)	99,590
Effect of exchange rate changes on cash	(3,060)	5,783

Net decrease in cash and cash equivalents	$(103,584)	$(126,310)

     We generated $352.3 million of cash from operating activities for the nine months ended May 31, 2004. This consisted primarily of $122.6 million of net income, $165.6 million of non-cash depreciation and amortization charges, $154.1 million of increases in accounts payable and accrued expenses, $55.7 million of decreases in accounts receivable, $21.1 million of increases in income taxes payable, offset by $136.7 million of increases in inventories and $34.2 million of increases in deferred income taxes. The increase in accounts payable was due to increased emphasis on cash management to match longer customer payment terms in Europe and higher inventory levels. The decrease in the accounts receivable balance was due primarily to the securitization of eligible domestic accounts receivable during the second and third quarters of fiscal year 2004, which resulted in cash proceeds of $120.0 million. This decrease was partially offset by an increased revenue base and longer customer payment terms in Europe. Inventory levels have increased during the nine months ended May 31, 2004 in anticipation of forecasted demand, which includes additional programs from new and existing customers.

     Net cash used in investing activities of $128.7 million for the nine months ended May 31, 2004 primarily consisted of our capital expenditures of $140.6 million for construction and equipment worldwide, offset by proceeds from the sales of property and equipment of $13.4 million. Purchases of manufacturing and computer equipment were made to support our ongoing business.

     Net cash used in financing activities of $324.2 million for the nine months ended May 31, 2004 resulted primarily from the redemption of our Convertible Notes in May 2004 for $345 million and payments on long-term debt and capital lease obligations totaling $1.3 million. These payments were offset slightly by $22.2 million net proceeds for the nine-month period from the issuance of common stock under option and employee purchase plans. For further discussion of the Convertible Notes redemption, see Note 12 — “Convertible Debt Redemption” to the Consolidated Financial Statements.

     During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33-1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service and Moody’s Investor Service. As of May 31, 2004, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of May 31, 2004. As of May 31, 2004, there were no borrowings outstanding on the Amended Revolver.

     During the first quarter of fiscal year 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.5 million based on currency exchange rates at May 31, 2004) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2004 and any outstanding borrowings are then due and payable. As of May 31, 2004, there were no borrowings outstanding under this facility.

     During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for the sale at any one time of up to $100 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120 million at any one time. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned entity, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned entity is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. We were in compliance with the respective covenants as of May 31, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable in the Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of May 31, 2004, we have sold $200.4 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $120.0 million and retained an interest in the receivables of approximately $80.4 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.2 million and $0.4 million during the three months and nine months ended May 31, 2004, respectively.

     During the third quarter of fiscal year 2001, we issued a total of $345 million of our Convertible Notes at par, resulting in net proceeds of approximately $338 million. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. Under the terms of the Convertible Notes, the

Note holders had the right to require us to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Additionally, we had the right to redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest. Accordingly, the Convertible Notes were classified as current debt as of August 31, 2003. On May 17, 2004, we paid $70.4 million par value to certain note holders who exercised their right to require us to purchase their Convertible Notes. On May 18, 2004, we paid $274.6 million par value upon exercise of our right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, we paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, we recognized a loss of $6.4 million on the write-off of unamortized issuance costs associated with the Convertible Notes. This loss has been recorded as an other loss in the Consolidated Statement of Earnings for the three months and nine months ended May 31, 2004.

     We currently believe that during the next twelve months, our capital expenditures will be approximately $150 million, principally for machinery and equipment, and expansion in Eastern Europe and China. We believe that our level of resources, which include cash on hand, available borrowings under our Amended Revolver, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements as of May 31, 2004 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt and capital lease obligations	$299,524	$4,332	$8,439	$3,980	$282,773
Operating leases	146,007	33,959	45,925	29,535	36,588

Total contractual cash obligations	$445,531	$38,291	$54,364	$33,515	$319,361

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

     We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. The industry’s revenue declined in mid-2001 as a result of significant cut backs in its customers’ production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See “Business — Customers and Marketing” of our 2003 Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, original design manufacturers, or “ODMs”, companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs, such as Hon Hai Precision Industry Co., Ltd., may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

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

     We derived 84.2% and 85.1% of revenues from international operations for the three months and nine months ended May 31, 2004, respectively. We expect our revenues from international operations to continue to increase. We currently operate outside the United States in Vienna, Austria; Bruges, Brussels and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pimpri, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; and Amsterdam, The Netherlands. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

     As of May 31, 2004, our executive officers, directors and certain of their family members collectively beneficially owned 19.0% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 14.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the balance sheet at their respective fair market values in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).

     The aggregate notional amount of outstanding contracts as of May 31, 2004 was $97.1 million. The fair value of these contracts amounted to $64.0 thousand and was recorded as a net liability in the Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with seven months being the maximum term of the contracts outstanding at May 31, 2004. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Swiss francs and U.S. dollars.

Interest Rate Risk

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio generally includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of May 31, 2004, the outstanding amount in the investment portfolio was $37.3 million, comprised mainly of money market funds with an average return of one percent.

     We have issued senior notes with a principal maturity of $300 million due in July 2010. The notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300 million. Under the terms of the swap, we will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we receive a payment based on a fixed rate of 5.875%. At May 31, 2004, $16.7 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

     We pay interest on outstanding borrowings under our Amended Revolver and our 0.6 million JPY credit facility at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these revolving credit facilities at May 31, 2004.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Factors Affecting Future Results — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and — An adverse change in the interest rates for our borrowings could adversely affect our financial condition.”

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

Changes in Internal Controls

     There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Item 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5: OTHER INFORMATION

     None.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(1)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.
4.2(3)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.3(3)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and the Bank of New York, as trustee.
4.4(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.
4.5(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.6(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.
10.24(6)	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks.
10.25(6)	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.
10.26(6)	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.
10.27	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(6)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2004.

     (b) Reports on Form 8-K.

1.	During the quarterly period ended May 31, 2004, the Registrant filed a Current Report on Form 8-K dated March 17, 2004, in which it disclosed and furnished under Item 12 of Form 8-K a press release issued by the Registrant announcing its results of operations for the second quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date: July 2, 2004	By: /s/ Timothy L. Main
Timothy L. Main
President/CEO

Date: July 2, 2004	By: /s/ Chris A. Lewis
Chris A. Lewis
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.27	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.