Form 10-K
period 2004-08-31
JABIL CIRCUIT INC
filed 2004-11-05
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21308

Jabil Circuit, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-1886260
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida (Address of principal executive offices)	33716 (Zip Code)

Registrant’s telephone number, including area code:

(727) 577-9749

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	New York Stock Exchange
Series A Preferred Stock Purchase Rights	New York Stock Exchange

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

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 27, 2004 was approximately $4.6 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on October 15, 2004, was 201,501,195. The Registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 20, 2005 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2004 FORM 10-K ANNUAL REPORT

PART I

Item 1.     Business

      References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our past restructuring efforts to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Factors Affecting Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document.

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

The Company

      We are one of the leading worldwide independent providers of electronic manufacturing services (“EMS”). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers (“OEMs”) in the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We serve our customers with dedicated work cell business units that combine high volume, highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our largest customers currently include Cisco Systems, Inc. (“Cisco”), Hewlett-Packard Company (“HP”),

International Business Machines Corporation (“IBM”), Lucent Technologies, Inc. (“Lucent”), Marconi Communications plc (“Marconi”), NEC Corporation (“NEC”), Nokia Corporation, Quantum Corporation (“Quantum”), Royal Philips Electronics (“Philips”) and Valeo S.A. (“Valeo”). For the fiscal year ended August 31, 2004, we had net revenues of approximately $6.3 billion and net income of $166.9 million.

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

      We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Ukraine and the United States. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time.

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

EMS Industry Background

      The EMS industry is composed of companies that provide a range of manufacturing services for OEMs. The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs have chosen to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the EMS industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at that time. Industry revenues have slowly increased over the last year as customer production requirements generally began to stabilize and OEMs continue to turn to outsourcing versus internal manufacturing. We believe further growth opportunities exist for EMS providers to penetrate the worldwide electronics markets. Factors driving OEMs to favor outsourcing to EMS providers include:

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

Our Strategy

      We are focused on expanding our position as one of the leading global EMS providers to major OEMs. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading OEMs in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the last two years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result, we have experienced business growth from existing customers and from new customers as a result of organic business wins. Additionally, our acquisitions have meaningfully contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Work Cell Business Units. Most of our work cell business units are dedicated to one customer and operate with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our work cell business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations. Under certain circumstances, a work cell may include more than one customer in order to maximize resource utilization.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore and Ukraine to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly and Direct Order Fulfillment. Our systems assembly and direct order fulfillment services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Pursue Selective Acquisition Opportunities. OEMs have continued to divest internal manufacturing operations to EMS providers. In many of these situations, the OEM enters into a customer relationship with the EMS provider that acquires the operations. Our acquisition strategy is focused on obtaining OEM, repair and/or design operations that complement our geographic footprint and diversify our business into new industry sectors, while providing opportunities for long-term outsourcing relationships. See “Factors Affecting Future Results — We may not achieve expected profitability from our acquisitions.”

Our Approach to Manufacturing

      In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Work Cell Business Units. Most of our work cell business units are dedicated to one customer and are empowered to formulate strategies tailored to its customer’s needs. Each work cell business unit has dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Work cell business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The work cell business unit approach is modular and enables us to grow incrementally without disrupting the operations of other work cell business units. Under certain circumstances, a work cell may include more than one customer in order to maximize resource utilization.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate on a worldwide basis all financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority, within high-level parameters set by executive management, to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously, within high-level parameters set by executive management, with responsibility for the development of customer relationships and direct profit and loss accountability for work cell business unit performance.

•	Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Factors Affecting Future Results — Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our cost.”

•	Supply Chain Management. We make available an electronic commerce system/electronic data interchange and web-based tools for our customers and suppliers to implement a variety of supply chain management programs. Most of our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with most of our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

Our Design Services

      We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. We offer the following design services:

•	Electronic Design. Our electronic design team provides electronic circuit design services, including application-specific integrated circuit design and firmware development. These services have been used to develop a variety of circuit designs for cellular telephone accessories, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications products, personal digital assistants, communication broadband products, and automotive and consumer appliance controls.

•	Industrial Design Services. Our industrial design team assists in designing the “look and feel” of the plastic and metal enclosures that house printed circuit board (“PCB”) assemblies and systems.

•	Mechanical Design. Our mechanical engineering design team specializes in three-dimensional design and analysis of electronic and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management. The mechanical team is staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities.

•	Computer Assisted Design. Our computer assisted design (“CAD”) team provides PCB design and other related services. These services include PCB design services using advanced CAD/computer assisted engineering tools, PCB design testing and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCB design. We believe that our CAD services result in PCB designs that are optimized for manufacturability and cost, and accelerate the time-to-market and time-to-volume production.

•	Product Solutions. The goal of our Product Solutions group is to make us more profitable by pairing with our OEM partners and collaborating on new product designs. Product Solutions is a launching pad for new technologies and concepts in specific growth areas. This team provides system-based solutions to engineering problems and challenges.

      Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Shanghai and Huangpu, China; St. Petersburg, Florida; Tokyo, Japan; Penang, Malaysia; Auburn Hills, Michigan; and Livingston, Scotland. See “Factors Affecting Future Results — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

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

Our Systems Assembly, Test and Direct Order Fulfillment Services

      We offer systems assembly, test and direct order fulfillment services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBs. We maintain systems assembly capacity to meet the increasing demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the PCBs, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to try to ensure that our products meet or exceed required customer specifications. We also offer direct order fulfillment services for delivery of final products we assemble for our customers.

Our Repair and Warranty Services

      As an extension of our manufacturing model and an enhancement to our total global solution, we offer repair services from strategic hub locations. Jabil repair centers also provide warranty services to certain of our manufacturing customers. We have the ability to service our OEM partners’ products following completion of the traditional manufacturing and fulfillment process.

      Our repair centers are located in: Sao Paulo, Brazil; Shanghai, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Dublin, Ireland; Marcianise, Italy; Louisville, Kentucky; Penang, Malaysia; Reynosa, Mexico; Amsterdam, the Netherlands; and Memphis, Tennessee.

Technology

      We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced high volume, continuous flow manufacturing process technologies. These technologies include surface mount technology, high-density ball grid array, chip scale packages, flip chip/direct chip attach, advanced chip-on-board, thin substrate processes, reflow solder of mixed technology circuit boards, lead-free processing, densification, radio frequency process optimization and other testing and emerging interconnect technologies. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Factors Affecting Future Results — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

      To meet our customers’ increasingly sophisticated needs, we continually engage in R&D activities. These efforts consist of design of the circuit board assembly, mechanical design and the related production design necessary to manufacture the circuit board assembly in the most cost-effective and reliable manner. Additional R&D efforts have focused on new optical, test engineering, radio frequency and wireless failure analysis technologies. We are also engaged in the R&D of new reference designs including network infrastructure systems, handset convergent devices, wireless and broadband access products, consumer products and storage products.

      For fiscal years 2004, 2003 and 2002, we expended $13.8 million, $9.9 million and $7.9 million, respectively, on R&D activities. To date, substantially all of our R&D expenditures have related to internal R&D activities.

Customers and Marketing

      Our core strategy is to establish and maintain long-term relationships with leading OEMs in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. A small number of customers and significant industry sectors have historically comprised a major portion of our revenue, net of estimated product return costs (“net revenue”). The table below sets forth the respective portion of net revenue for the applicable period attributable to our customers who individually accounted for approximately 10% or more of our net revenue in any respective period:

	Year Ended August 31,

	2004	2003	2002

Royal Philips Electronics	18%	15%	*
Cisco Systems, Inc.	12%	16%	24%
Hewlett-Packard Company	*	11%	*
Marconi Communications plc	*	*	13%

*	less than 10% of net revenue

      Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Year Ended August 31,

	2004	2003	2002

Consumer	25%	20%	8%
Networking	20%	23%	30%
Computing and Storage	13%	15%	13%
Instrumentation and Medical	12%	7%	5%
Telecommunications	11%	14%	23%
Automotive	8%	9%	7%
Peripherals	6%	8%	10%
Other	5%	4%	4%

	100%	100%	100%

      In fiscal year 2004, 40 customers accounted for more than 93% of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industry sectors have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry sector in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot provide assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Factors Affecting Future Results — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

      We have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through additional product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

      A key element of our strategy is to provide localized production of global products for OEMs in the major consuming regions of the United States, Europe, Asia and Latin America. Consistent with this strategy, we have established or acquired manufacturing and/or repair facilities in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, and Ukraine. In addition, sales offices have been established in Hong Kong, Japan, Singapore and the Netherlands.

      Our European facilities located in Austria, Belgium, England, France, Hungary, Ireland, Italy, the Netherlands, Poland, Scotland, and Ukraine, target existing European customers, North American customers with significant sales in Europe, and potential European customers who meet our customer profile.

      Our Asian facilities, located in China, India, Japan, Malaysia, and Singapore, enable us to provide local manufacturing services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

      Our Latin American facilities, located in Mexico and Brazil, enable us to provide a low cost manufacturing source for new and existing customers.

      See “Factors Affecting Future Results — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information About Business Segments

      We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our operating segments consist of four geographic regions — the United States, Europe, Asia and Latin America — to reflect how we manage our business. See Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Competition

      The EMS industry is highly competitive. We compete against numerous domestic and international manufacturers, including Celestica, Inc., Flextronics International, Hon-Hai Precision Industry Co., Ltd., Sanmina — SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, electronic manufacturing services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than we do. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers.

      In addition, in recent years, original design manufacturer (“ODM”) companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in markets such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets.

      We believe that the primary basis of competition in our targeted markets is manufacturing capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See “Factors Affecting Future Results — We compete with numerous EMS providers and others, including our current and potential customers who may decide to manufacture all of their products internally.”

Backlog

      Our order backlog at August 31, 2004 was approximately $1.8 billion, compared to backlog of $1.3 billion at August 31, 2003. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Factors Affecting Future Results — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

Seasonality

      Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which includes a majority of the holiday selling season.

Components Procurement

      We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages may substantially curtail production of assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly of memory and logic devices. We cannot assure you that such shortfalls, if any, will not have a material adverse effect on our results of operations in the future. See “Factors Affecting Future Results — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”

Proprietary Rights

      We regard our manufacturing processes and electronic designs as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of trade secret laws; non-disclosure agreements with our customers, employees, and suppliers; our internal security systems; confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our intellectual property, misappropriation may still occur. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely owned and jointly held patents in various technology areas, and we believe that our evolving business practices and industry trends may result in a growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other important factors include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services. See “Factors Affecting Future Results — Generally, we do not have employment agreements with any of our key personnel, the loss of which could hurt our operations.”

      We license some technology from third parties that we use in providing manufacturing and design services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology grant us non-exclusive, worldwide licenses with respect to the subject technology and terminate upon a material breach by us.

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

Employees

      As of October 8, 2004, we had approximately 34,000 full-time employees, compared to approximately 26,000 full-time employees at October 13, 2003. The increase is primarily due to the addition of employees to satisfy increased customer demand requirements. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

      The information regarding net revenue; segment income and reconciliation of income before income taxes; and property, plant and equipment set forth in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

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

Executive Officers of the Registrant

      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors.

      Forbes I.J. Alexander (age 44) was named Chief Financial Officer in September 2004. Alexander joined Jabil in 1993 as Controller of Jabil’s Scotland facility and was promoted to Assistant Treasurer in April 1996. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Fellow at the Chartered Institute of Management Accountants. He holds a B.A. in Accounting from Dundee College, Scotland.

      Scott Brown (age 42) was named Executive Vice President in November 2002. Brown joined Jabil as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Brown has served as Senior Vice President, Strategic Planning since November 2000. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. He holds a B.S. in Economics from the University of Michigan.

      Michel Charriau (age 62) was named Chief Operating Officer — Europe in December 2002. Prior to joining Jabil, Charriau was Executive Vice President of Philips Consumer Electronics and the Chief Executive Officer of Philips Contract Manufacturing Services, both divisions of Philips. Charriau joined Philips in 1969 with its Semiconductor Division in France after graduating from Ecole Centrale de Lille with a degree in Engineering. Charriau held several executive positions with Philips, including Chief Purchasing Officer of Consumer Electronics and Chief Operating Officer of Car Systems in Germany.

      Meheryar “Mike” Dastoor (age 38) was named Controller in June 2004. Dastoor joined Jabil in 2000 as Regional Controller — Asia Pacific. Prior to joining Jabil, Dastoor was a Regional Financial Controller for Inchcape PLC. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

      Wesley “Butch” Edwards (age 52) was named Senior Vice President, Strategic Operations in November 2000. Edwards joined Jabil as Manufacturing Manager of Jabil’s Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. Edwards was named Vice President, Operations in May 1994 and was promoted to Senior Vice President, Operations in August 1996. He holds a B.A. and an M.B.A. from the University of Florida.

      John Lovato (age 44) was named Senior Vice President for Europe in September 2004. Lovato joined Jabil in 1990 as a Business Unit Manager, served as General Manager of Jabil’s California facility and in 1999 was named Vice President, Global Business Units. Lovato was then named Senior Vice President, Business Development in November 2002. Before joining Jabil, Lovato held positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

      Timothy L. Main (age 47) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

      Joseph A. McGee (age 42) was named Senior Vice President, Global Business Development in September 2004. McGee joined Jabil in 1993 as a Business Unit Manager at Jabil Scotland and has served as Director of Business Development, Jabil Malaysia and General Manager, Jabil California. Since October 2000, McGee has served as Vice President, Global Business Units. Prior to joining Jabil, McGee held positions with Sun Microsystems and Philips. McGee earned a PhD in Thermodynamics and Fluid Mechanics and a B.S. in Mechanical Engineering from the University of Strathclyde and holds an MBA from the University of Glasgow.

      Mark Mondello (age 40) was promoted to Chief Operating Officer in November 2002. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

      William D. Muir, Jr. (age 36) was named Senior Vice President, Regional President for Asia in September 2004. Muir joined Jabil in 1992 as a Quality Engineer and has served in various management positions including Senior Director of Operations for Jabil Florida, Michigan, Guadalajara and Chihuahua; was promoted to Vice President, Operations — Americas in February 2001 and was named Vice President, Global Business Units in November 2002. In 1992, Muir earned a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

      Robert L. Paver (age 48) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a practicing attorney with the law firm of Holland & Knight in St. Petersburg, Florida. Paver has served as an adjunct professor of law at Stetson University College of Law since 1985. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

      William E. Peters (age 41) was named Senior Vice President, Regional President for the Americas in September 2004. Peters joined Jabil in 1990 as a buyer, was promoted to Purchasing Manager and in 1993 was named Operations Manager for Jabil’s Michigan facility. Peters served as Vice President, Operations from January 1999 and was promoted to Senior Vice President, Operations in November 2000. Prior to joining Jabil, Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

      Courtney J. Ryan (age 35) was named Senior Vice President, Global Supply Chain in September 2004. Ryan joined Jabil in 1993 as a Quality Engineer and has held various managerial positions, including Workcell Manager, Business Unit Manager, Operations Manager and served as a Vice President, Operations — Europe since February 2001. Ryan holds a B.S. in Economics and an MBA from the University of Florida.

Item 2.	Properties

      We have manufacturing, repair, design and support operations located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Ukraine and the United States. As part of our restructuring programs described in Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements, certain of our facilities are no longer used in our business operations, as identified in the tables below. The table below lists the locations and square footage for our facilities as of August 31, 2004:

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use

Auburn Hills, Michigan	323,000	Owned	Manufacturing, Design
Auburn Hills, Michigan	12,000	Leased	Support
Billerica, Massachusetts(1)	503,000	Leased	Prototype Manufacturing
Boise, Idaho(2)	353,000	Owned	Manufacturing
Louisville, Kentucky	138,000	Leased	Repair
McAllen, Texas	100,000	Leased	Support
Memphis, Tennessee	630,000	Leased	Manufacturing
Memphis, Tennessee	275,000	Leased	Repair
San Jose, California(1)	281,000	Leased	Prototype Manufacturing
St. Joe, Michigan	5,000	Leased	Support
St. Petersburg, Florida	238,000	Leased	Manufacturing, Support
St. Petersburg, Florida	299,000	Owned	Manufacturing, Design, Repair, Support

Total Americas	3,157,000

Belo Horizonte, Brazil	124,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing
Guadalajara, Mexico	363,000	Owned	Manufacturing
Manaus, Brazil	226,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	Repair
Sao Paulo, Brazil	35,000	Leased	Repair
Tijuana, Mexico(3)	63,000	Leased	Support

Total Latin America	2,246,000

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use

Gotemba, Japan	138,000	Leased	Manufacturing
Huangpu, China	1,360,000	Owned	Manufacturing, Design, Support
Panyu, China	210,000	Owned	Manufacturing
Penang, Malaysia	655,000	Owned	Manufacturing, Design
Penang, Malaysia	149,000	Owned	Manufacturing
Penang, Malaysia	61,000	Owned	Repair
Pimpri, India	51,000	Leased	Manufacturing
Pune, India	7,000	Leased	Support
Shanghai, China	352,000	Owned	Manufacturing, Design, Repair
Shenzhen, China	762,000	Leased	Manufacturing, Support
Sheung Shui, Hong Kong, China	1,000	Leased	Support
Singapore City, Singapore	45,000	Leased	Manufacturing
Techview, Singapore	3,000	Leased	Support
Tokyo, Japan	2,000	Leased	Support

Total Asia	3,796,000

Amsterdam, The Netherlands	90,000	Leased	Repair
Ayr, Scotland	430,000	Owned	Manufacturing
Bergamo, Italy	68,000	Leased	Manufacturing
Brest, France	389,000	Owned	Manufacturing
Bruges, Belgium	116,000	Leased	Manufacturing
Coventry, England	35,000	Leased	Repair, Support
Dublin, Ireland	72,000	Leased	Repair
Eindhoven, The Netherlands	6,000	Leased	Support
Genova, Italy	4,000	Leased	Support
Hasselt, Belgium	29,000	Leased	Prototype Manufacturing, Design
Kwidzyn, Poland	185,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing
Marcianise, Italy	262,000	Leased	Manufacturing, Repair
Meung-sur-Loire, France	111,000	Leased	Manufacturing
Szombathely, Hungary	159,000	Leased	Manufacturing, Repair
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Uzhgorod, Ukraine	12,000	Leased	Manufacturing
Vienna, Austria	99,000	Leased	Prototype Manufacturing, Design

Total Europe	2,606,000

Total Facilities at August 31, 2004	11,805,000

(1)	A portion of this facility is no longer used in our business operations.

(2)	This facility is no longer used in our business operations.

(3)	This facility is no longer used in our business operations and has been subleased to an unrelated third party.

Certifications

      Our principal manufacturing facilities are ISO certified to ISO 9001:2000 standards and are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our facilities as listed:

•	Aerospace Standard AS9100 rev. A — Billerica, Massachusetts and St. Petersburg, Florida

•	Automotive Standard TS16949 — Auburn Hills, Michigan; Chihuahua, Mexico; Meung-sur-Loire, France; Tiszaujvaros, Hungary; and Vienna, Austria

•	Medical Standard 13485 — Auburn Hills, Michigan and Livingston, Scotland

•	Telecommunications Standard TL 9000/3.0 — Auburn Hills, Michigan; Chihuahua, Mexico; Penang, Malaysia; San Jose, California; Shanghai, China; and St. Petersburg, Florida

Item 3.     Legal Proceedings

      We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations and cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

Year Ended August 31, 2004
First Quarter (September 1, 2003 — November 30, 2003)	$31.65	$25.43
Second Quarter (December 1, 2003 — February 29, 2004)	$32.40	$24.75
Third Quarter (March 1, 2004 — May 31, 2004)	$31.49	$24.60
Fourth Quarter (June 1, 2004 — August 31, 2004)	$29.10	$19.18
Year Ended August 31, 2003
First Quarter (September 1, 2002 — November 30, 2002)	$23.65	$11.13
Second Quarter (December 1, 2002 — February 28, 2003)	$22.69	$14.51
Third Quarter (March 1, 2003 — May 31, 2003)	$21.50	$15.28
Fourth Quarter (June 1, 2003 — August 31, 2003)	$28.20	$20.41

      On October 15, 2004, the closing sales price for our common stock as reported on the New York Stock Exchange was $23.49. As of October 15, 2004, there were 3,628 holders of record of our common stock.

      We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Additionally, certain covenants in our financing agreements restrict the payment of cash dividends. We are in compliance with the covenants in our financing agreements as of August 31, 2004.

      Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Item 6.     Selected Financial Data

      The following selected data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The historical information set forth below has been restated to reflect the September 1999 merger with GET Manufacturing, Inc. (“GET”), which was accounted for as a pooling of interests.

	Fiscal Years Ended August 31,

	2004		2003		2002		2001		2000

	(In thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$6,252,897		$4,729,482		$3,545,466		$4,330,655		$3,558,321
Cost of revenue	5,714,517		4,294,016		3,210,875		3,936,589		3,199,972

Gross profit	538,380		435,466		334,591		394,066		358,349
Selling, general and administrative	263,504		243,663		203,845		184,112		132,717
Research and development	13,813		9,906		7,864		6,448		4,839
Amortization of intangibles	43,709		36,870		15,113		5,820		2,724
Acquisition-related charges	1,339	(1)	15,266	(2)	7,576	(3)	6,558	(4)	5,153	(5)
Restructuring and impairment charges	—		85,308	(2)	52,143	(3)	27,366	(4)	—

Operating income	216,015		44,453		48,050		163,762		212,916
Other loss (income)	6,370	(1)	(2,600	)(2)	—		—		—
Interest income	(7,237)		(6,920)		(9,761)		(8,243)		(7,385)
Interest expense	19,369		17,019		13,055		5,857		7,605

Income before income taxes	197,513		36,954		44,756		166,148		212,696
Income tax expense (benefit)	30,613		(6,053)		10,041		47,631		67,048

Net income	$166,900		$43,007		$34,715		$118,517		$145,648

Earnings per share:
Basic	$0.83		$0.22		$0.18		$0.62		$0.81

Diluted	$0.81		$0.21		$0.17		$0.59		$0.78

Common shares used in the calculations of earnings per share(6):
Basic	200,430		198,495		197,396		191,862		179,032

Diluted	205,849		202,103		200,782		202,223		187,448

	August 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$1,023,591	$830,729	$994,962	$942,023	$693,018

Total assets	$3,329,356	$3,244,745	$2,547,906	$2,357,578	$2,015,915

Current installments of notes payable, long-term debt and long-term lease obligations	$4,412	$347,237	$8,692	$8,333	$8,333

Notes payable, long-term debt and long-term lease obligations, less current installments	$305,194	$297,018	$354,668	$361,667	$25,000

Total stockholders’ equity	$1,819,340	$1,588,476	$1,506,966	$1,414,076	$1,270,183

Cash dividends paid	$—	$—	$—	$—	$—

(1)	During 2004, we recorded acquisition-related charges of $1.3 million ($1.0 million after-tax) primarily in connection with the acquisitions of certain operations of Philips and NEC. We also recorded a loss of $6.4 million ($4.0 million after-tax) on the write-off of unamortized issuance costs associated with our convertible subordinated notes, which were retired in May 2004.

(2)	During 2003, we recorded acquisition-related charges of $15.3 million ($9.8 million after-tax) in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate, Philips and NEC. We also recorded charges of $85.3 million ($60.7 million after-tax) related to the restructuring of our business during the fiscal year. We also recorded $2.6 million ($1.6 million after-tax) of other income related to proceeds received in connection with facility closure costs.

(3)	During 2002, we recorded acquisition-related charges of $7.6 million ($4.8 million after-tax) in connection with the acquisition of certain operations of Marconi, Compaq Computer Corporation, Alcatel and Valeo. We also recorded charges of $52.1 million ($40.2 million after-tax) related to the restructuring of our business during the fiscal year.

(4)	During 2001, we recorded charges of $6.6 million ($4.1 million after-tax) related to the acquisition of certain manufacturing facilities of Marconi. We also recorded charges of $27.4 million ($21.6 million after-tax) related to restructuring of our business and other non-recurring charges during our fiscal year.

(5)	During 2000, we recorded additional acquisition-related charges of $5.2 million ($4.7 million after-tax) in connection with the merger with GET.

(6)	Gives effect to two-for-one stock splits in the form of 100% stock dividends to stockholders of record on March 23, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our past restructuring efforts to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Factors Affecting Future Results” section contained elsewhere in this document.

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

Overview

      We are one of the leading worldwide independent providers of electronic manufacturing services (“EMS”). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers (“OEMs”) in the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The historical growth of the overall EMS industry, which subsided in early to mid-2001 consistent with the overall global economic downturn at that time, was driven by the increasing number of OEMs who were outsourcing their manufacturing requirements. We anticipate that this industry outsourcing trend will continue during the next several years.

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

      Our operating results are impacted by the level of capacity utilization of manufacturing facilities; indirect labor; and selling, general and administrative expenses. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating income margins. As our capacity has grown during recent years through the construction of new greenfield facilities, the expansion of existing facilities and our acquisition of additional facilities, our selling, general and administrative expenses have increased to support this growth.

      We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in R&D of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the “Research and Development” line item in our Consolidated Financial Statements.

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

Summary of Results

      Net revenue for fiscal year 2004 increased 32 percent to $6.3 billion compared to $4.7 billion for fiscal year 2003. Our sales levels during fiscal year 2004 improved across all industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our net revenue base year-over-year represents stronger demand from existing programs, as well as organic growth from new and existing customers.

      The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2004	2003	2002

Net revenue	$6,252,897	$4,729,482	$3,545,466
Gross profit	$538,380	$435,466	$334,591
Operating income	$216,015	$44,453	$48,050
Net income	$166,900	$43,007	$34,715
Basic earnings per share	$0.83	$0.22	$0.18
Diluted earnings per share	$0.81	$0.21	$0.17

Key Performance Indicators

      Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	August 31,	May 31,	February 29,	November 30,
	2004	2004	2004	2003

Sales cycle	26 days	26 days	26 days	33 days
Inventory turns	9 turns	9 turns	8 turns	9 turns
Days in accounts receivable	43 days	40 days	42 days	52 days
Days in inventory	40 days	40 days	45 days	39 days
Days in accounts payable	57 days	54 days	61 days	58 days

Three Months Ended

	August 31,	May 31,	February 28,	November 30,
	2003	2003	2003	2002

Sales cycle	37 days	41 days	42 days	36 days
Inventory turns	9 turns	9 turns	8 turns	9 turns
Days in accounts receivable	53 days	53 days	53 days	49 days
Days in inventory	39 days	40 days	46 days	41 days
Days in accounts payable	55 days	52 days	57 days	54 days

      The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have increased three days during the three months ended August 31, 2004 primarily as a result of timing of sales. The days in accounts receivable for the three months ended May 31, 2004 decreased two days primarily as a result of improved collection efforts during that quarter. The accounts receivable securitization program entered into in February 2004 also contributed one day to the decrease for the three months ended May 31, 2004. This securitization program was also the primary reason for the significant decrease in days in accounts receivable during the three months ended February 29, 2004. Days in inventory and inventory turns have remained constant during the three months ended August 31, 2004. The five-day decrease in days in inventory during the three months ended May 31, 2004 was primarily a result of increased emphasis on inventory management and resulted in the one-day increase in inventory turns for that period. Days in accounts payable have increased three days during the three months ended August 31, 2004 primarily as a result of the timing of inventory purchases and payments of accounts payable.

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

Revenue Recognition

      We derive revenue principally from the product sales of electronic equipment built to customer specifications. We also derive revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenues are recognized upon completion of the services. We assume no significant obligations after product shipment.

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

      We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2004 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 4 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

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

Pension and Postretirement Benefits

      We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 7 — “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

Income Taxes

      We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize our net deferred tax assets. The carrying value of our net deferred tax assets are based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Results of Operations

      The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

	Fiscal Year Ended
	August 31,

	2004	2003	2002

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	91.4	90.8	90.6

Gross profit	8.6	9.2	9.4
Selling, general and administrative	4.2	5.2	5.7
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.7	0.8	0.4
Acquisition-related charges	—	0.3	0.2
Restructuring and impairment charges	—	1.8	1.5

Operating income	3.5	0.9	1.4
Other loss (income)	0.1	(0.1)	—
Interest income	(0.1)	(0.1)	(0.3)
Interest expense	0.3	0.3	0.4

Income before income taxes	3.2	0.8	1.3
Income tax expense (benefit)	0.5	(0.1)	0.3

Net income	2.7%	0.9%	1.0%

Fiscal Year Ended August 31, 2004 Compared to Fiscal Year Ended August 31, 2003

      Net Revenue. Our net revenue increased 32.2% to $6.3 billion for fiscal year 2004, up from $4.7 billion in fiscal year 2003. The increase was due to increased sales levels across all industry sectors. Specific increases include a 61% increase in the sale of consumer products; a 134% increase in the sale of instrumentation and medical products; a 15% increase in the sale of networking products; an 18% increase in the sale of automotive products; a 10% increase in the sale of computing and storage products; a 10% increase in the sale of peripheral products; and a 6% increase in the sale of telecommunications products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to the acquisition of certain operations of Philips during fiscal year 2003. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical OEMs are electing to outsource their production in these areas.

      The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: increased business from new and existing customers; fluctuations in customer demand; seasonality, especially in the automotive and consumer industry sectors; and increased growth in the automotive, consumer, and instrumentation and medical products industry sectors as more vertical OEMs are electing to outsource their production in these areas.

	Fiscal Year Ended
	August 31,

	2004	2003	2002

Automotive	8%	9%	7%
Computing and Storage	13%	15%	13%
Consumer	25%	20%	8%
Instrumentation and Medical	12%	7%	5%
Networking	20%	23%	30%
Peripherals	6%	8%	10%
Telecommunications	11%	14%	23%
Other	5%	4%	4%

Total	100%	100%	100%

      Foreign source revenue represented 84.6% of our net revenue for fiscal year 2004 and 80.7% of net revenue for fiscal year 2003. The increase in foreign source revenue was primarily attributable to incremental revenue resulting from our acquisitions in Austria, Brazil, Belgium, China, Hungary, India, Japan, Malaysia, Mexico, Poland and Singapore during fiscal year 2003. We expect our foreign source revenue to continue to increase as a percentage of total net revenue.

      Gross Profit. Gross profit decreased to 8.6% of net revenue in fiscal year 2004 from 9.2% in fiscal year 2003. The percentage decrease was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. The mix of value-add based revenue from our acquisitions also contributed to the decrease.

      Additionally, we have been awarded a significant amount of new business during fiscal year 2004. The level of activity required to integrate new business into our factories typically has a slightly dilutive impact on gross profit during the initial period of production where certain costs are incurred before any corresponding increase in revenues might occur. As production for the new business increases, the contribution to gross profit typically increases. The percentage decrease in gross profit for fiscal year 2004 versus fiscal year 2003 was partially offset by cost reductions realized from our restructuring activities in previous fiscal years.

      In absolute dollars, gross profit for fiscal year 2004 increased $102.9 million versus fiscal year 2003 due to the increased revenue base.

      Selling, General and Administrative. Selling, general and administrative expenses increased to $263.5 million (4.2% of net revenue) in fiscal year 2004 from $243.7 million (5.2% of net revenue) in fiscal year 2003. The absolute dollar increase was primarily attributable to operations acquired during fiscal year 2003 and to operations in facilities for which construction was completed during fiscal year 2003. These increases were partially offset by $1.2 million of quarterly cost reductions realized from our restructuring activities. The decrease as a percentage of net revenue was due primarily to the increased revenue base in fiscal year 2004 and the cost reductions realized from our restructuring activities.

      R&D. R&D expenses in fiscal year 2004 increased to $13.8 million from $9.9 million in fiscal year 2003 but remained at 0.2% of net revenue for each of the fiscal years ended August 31, 2004 and 2003. We continued to engage in R&D activities at our historical levels. These activities included design of circuit board assemblies and the related production process; development of new products and products associated with customer design-related programs; and new failure analysis techniques.

      Amortization of Intangibles. We recorded $43.7 million of amortization of intangibles in fiscal year 2004 as compared to $36.9 million in fiscal year 2003. The increase was attributable to acquired amortizable intangible assets resulting from our acquisitions consummated in fiscal year 2003. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, Note 4 — “Goodwill and Other Intangible Assets” and Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Acquisition-related Charges. During fiscal year 2004, we incurred $1.3 million in acquisition-related charges in connection with the acquisitions of certain operations of Philips and NEC. During fiscal year 2003, we incurred $15.3 million in acquisition-related charges in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate, Philips and NEC. See Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Restructuring and Impairment Charges. There were no restructuring and impairment charges incurred during fiscal year 2004. During fiscal year 2003, we continued a restructuring program to reduce our cost structure and further align our manufacturing capacity with geographic production demands of our customers. This restructuring program resulted in restructuring and impairment charges of $85.3 million for fiscal year 2003.

      As of August 31, 2004, liabilities related to our restructuring activities totaled approximately $10.7 million. Approximately $5.9 million of this total is expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities and lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

      As a result of the restructuring activities completed through August 31, 2003, we realized a cumulative cost savings of approximately $24.0 million during fiscal year 2004. This cost savings consisted of $19.2 million reduction in cost of revenue due to a reduction in employee payroll and benefit expense of $11.6 million and $7.6 million in depreciation expense, and $4.8 million reduction in selling, general and administrative expenses.

      The restructuring programs discussed above and in Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements have allowed us to align our production capacity and shift our geographic footprint to meet current customer requirements. As a result, particularly in light of emerging increases in customer demand, we currently have no plans for additional material restructuring activities. However, we continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. A change in any of these factors could result in additional restructuring and impairment charges in the future.

      Other Loss (Income). During fiscal year 2004, we recorded a $6.4 million loss on the write-off of unamortized debt issuance costs, which resulted from the redemption of our convertible subordinated notes in May 2004. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for further discussion of the redemption. During fiscal year 2003, we recorded $2.6 million of other income related to proceeds received in the first quarter of fiscal year 2003 in connection with facility closure costs.

      Interest Income. Interest income increased to $7.2 million in fiscal year 2004 from $6.9 million in fiscal year 2003. The increase was primarily due to higher average cash balances, partially offset by lower interest yields on cash deposits and short-term investments.

      Interest Expense. Interest expense increased to $19.4 million in fiscal year 2004, from $17.0 million in fiscal year 2003. This increase was primarily a result of the issuance of our $300.0 million, seven-year, 5.875% senior notes in the fourth quarter of fiscal year 2003, which are effectively converted to a variable rate by our interest rate swap. This increase was partially offset by the redemption of our 1.75% convertible subordinated notes in May 2004. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

      Income Taxes. Income tax expense reflects an effective tax rate of 15.5% for fiscal year 2004, as compared to an income tax benefit of 16.4% for fiscal year 2003. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. The amount of restructuring charges recorded during fiscal year 2003, and the fact that the income taxes associated with the restructuring charges were calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit in the prior fiscal year. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate, excluding the impact of restructuring charges, has decreased. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Ukraine and Hungary that expire at various dates through 2012. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Fiscal Year Ended August 31, 2003 Compared to Fiscal Year Ended August 31, 2002

      Net Revenue. Our net revenue increased 33.4% to $4.7 billion for fiscal year 2003, up from $3.5 billion in fiscal year 2002. The increase was primarily due to a 218% increase in production of consumer products, an 80% increase in production of instrumentation and medical products, a 72% increase in production of automotive products, a 54% increase in production of computing and storage products and a 4% increase in production of networking products due to the addition of new customers, acquisitions and organic growth in those industry sectors. The increase in the consumer industry sector was primarily due to the acquisition of certain operations of Philips during fiscal year 2003. These increases were offset in part by an 18% decrease in production of telecommunications products due to reduced demand in this industry sector.

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

      Selling, General and Administrative. Selling, general and administrative expenses increased to $243.7 million (5.2% of net revenue) in fiscal year 2003 from $203.8 million (5.7% of net revenue) in fiscal year 2002. The absolute dollar increase was primarily attributable to operations acquired in late fiscal year 2002 and fiscal year 2003 and to operations in facilities for which construction was completed during fiscal year 2003. The decrease as a percentage of net revenue was due primarily to the increased revenue base in fiscal year 2003.

      R&D. R&D expenses in fiscal year 2003 increased to $9.9 million from $7.9 million in fiscal year 2002 but remained at 0.2% of net revenue for each of the fiscal years ended August 31, 2003 and 2002. Despite the economic conditions faced in the respective time period, we continued to engage in R&D activities, including design of circuit board assemblies and the related production process, development of new products and new failure analysis techniques at our historical levels.

      Amortization of Intangibles. We recorded $36.9 million of amortization of intangibles in fiscal year 2003 as compared to $15.1 million in fiscal year 2002. The increase was attributable to acquired amortizable intangible assets resulting from our acquisitions in late fiscal year 2002 and fiscal year 2003. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, Note 4 — “Goodwill and Other Intangible Assets” and Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Acquisition-related Charges. During fiscal year 2003, we incurred $15.3 million in acquisition-related charges in connection with the acquisitions of certain operations of Quantum, Alcatel, Valeo, Lucent, Seagate, Philips and NEC. See Note 12 — “Business Acquisitions” to the Consolidated Financial Statements.

      Restructuring and Impairment Charges. During the first quarter of fiscal year 2003, we initiated a restructuring program to reduce our cost structure and further align our manufacturing capacity with customer geographic requirements. This restructuring program resulted in restructuring and impairment charges of $85.3 million for fiscal year 2003. These restructuring and impairment charges included cash costs totaling $47.7 million consisting of employee severance and benefits costs of approximately $29.9 million, costs related to lease commitments of approximately $14.9 million and other restructuring costs of $2.9 million. Non-cash costs of approximately $37.6 million represent fixed asset impairment charges related to our restructuring activities. As of August 31, 2003, liabilities of $12.9 million related to these restructuring activities were expected to be paid out within the next twelve months and liabilities of $8.8 million were expected to be paid out through August 31, 2006.

      The employee severance and benefit costs included in our restructuring and impairment costs recorded in fiscal year 2003 were related to the elimination of approximately 2,300 employees, the majority of which were engaged in direct and indirect manufacturing activities in manufacturing facilities in the United States and Europe. Lease commitment costs consisted primarily of future lease payments for facilities vacated because of the closure and consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of our Boise, Idaho and Coventry, England facilities, as well as a realignment of our worldwide capacity due to the restructuring activities carried out during fiscal year 2003. The production from the Boise location was transferred to other existing locations during fiscal year 2003. The transfer of production from the Coventry location began during the second quarter of fiscal year 2003 and was substantially completed during the fourth quarter of fiscal year 2003. For additional information regarding restructuring costs, see Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

      Interest Income. Interest income decreased to $6.9 million in fiscal year 2003 from $9.8 million in fiscal year 2002 reflecting lower interest yields on cash deposits and short-term investments.

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

Quarterly Results (Unaudited)

      The following table sets forth certain unaudited quarterly financial information for the 2004 and 2003 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2004				Fiscal Year 2003

	Aug. 31,	May 31,	Feb. 29,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2004	2004	2004	2003	2003	2003	2003	2002

	(In thousands, except per share data)
Net revenue	$1,626,177	$1,625,850	$1,491,876	$1,508,994	$1,296,015	$1,219,304	$1,145,917	$1,068,246
Cost of revenue	1,488,488	1,489,935	1,360,549	1,375,545	1,175,611	1,106,673	1,041,030	970,702

Gross profit	137,689	135,915	131,327	133,449	120,404	112,631	104,887	97,544
Selling, general and administrative	65,596	65,913	65,986	66,009	65,051	62,462	60,310	55,840
Research and development	4,405	3,318	3,184	2,906	2,506	2,353	2,431	2,616
Amortization of intangibles	10,806	10,792	11,952	10,159	12,514	8,489	9,716	6,151
Acquisition-related charges	—	—	—	1,339	3,934	3,920	3,697	3,715
Restructuring and impairment charges	—	—	—	—	8,958	32,863	17,128	26,359

Operating income	56,882	55,892	50,205	53,036	27,441	2,544	11,605	2,863
Other loss (income)	—	6,370	—	—	—	—	—	(2,600)
Interest income	(1,679)	(2,087)	(1,815)	(1,656)	(1,684)	(1,465)	(1,847)	(1,924)
Interest expense	4,249	5,584	4,776	4,760	5,246	3,862	4,182	3,729

Income before income taxes	54,312	46,025	47,244	49,932	23,879	147	9,270	3,658
Income tax expense (benefit)	10,054	5,894	7,229	7,436	3,807	(4,319)	(842)	(4,699)

Net income	$44,258	$40,131	$40,015	$42,496	$20,072	$4,466	$10,112	$8,357

Earnings per share:
Basic	$0.22	$0.20	$0.20	$0.21	$0.10	$0.02	$0.05	$0.04

Diluted	$0.22	$0.19	$0.19	$0.20	$0.10	$0.02	$0.05	$0.04

Common shares used in the calculations of earnings per share:
Basic	201,110	200,716	200,267	199,626	199,059	198,596	198,351	197,972

Diluted	205,165	206,371	214,738	213,940	203,980	202,132	200,726	200,099

      The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2004				Fiscal Year 2003

	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2004	2004	2004	2003	2003	2003	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.5	91.6	91.2	91.2	90.7	90.8	90.8	90.9

Gross profit	8.5	8.4	8.8	8.8	9.3	9.2	9.2	9.1
Selling, general and administrative	4.0	4.1	4.4	4.4	5.0	5.1	5.3	5.2
Research and development	0.3	0.2	0.2	0.2	0.2	0.2	0.2	0.2
Amortization of intangibles	0.7	0.7	0.8	0.6	1.0	0.7	0.9	0.6
Acquisition-related charges	—	—	—	0.1	0.3	0.3	0.3	0.3
Restructuring and impairment charges	—	—	—	—	0.7	2.7	1.5	2.5

Operating income	3.5	3.4	3.4	3.5	2.1	0.2	1.0	0.3
Other loss (income)	—	0.4	—	—	—	—	—	(0.2)
Interest income	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)
Interest expense	0.3	0.3	0.3	0.3	0.4	0.3	0.4	0.3

Income before income taxes	3.3	2.8	3.2	3.3	1.8	0.0	0.8	0.4
Income tax expense (benefit)	0.6	0.3	0.5	0.5	0.3	(0.4)	(0.1)	(0.4)

Net income	2.7%	2.5%	2.7%	2.8%	1.5%	0.4%	0.9%	0.8%

Acquisitions and Expansion

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

Seasonality

      Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which includes a majority of the holiday selling season.

Liquidity and Capital Resources

      At August 31, 2004, we had cash and cash equivalent balances totaling $621.3 million, total notes payable, long-term debt and capital lease obligations of $309.6 million and $405.5 million available for borrowings under our revolving credit facilities and accounts receivable securitization program.

      The following table sets forth, for the fiscal year ended August 31, selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,

	2004	2003	2002

Net cash provided by operating activities	$451,241	$263,493	$553,562
Net cash used in investing activities	(205,593)	(517,493)	(350,223)
Net cash (used in) provided by financing activities	(318,440)	312,420	6,348
Effect of exchange rate changes on cash	(5,634)	593	396

Net (decrease) increase in cash and cash equivalents	$(78,426)	$59,013	$210,083

      Net cash provided by operating activities for fiscal year 2004 was $451.2 million. This consisted primarily of $166.9 million of net income, $221.7 million of depreciation and amortization, $198.0 million from increases in accounts payable and accrued expenses and $30.9 million from increases in income taxes payable, offset by increases in inventory of $133.9 million and increases in deferred income taxes of $43.1 million. The increase in inventory was due to increased levels of business during fiscal year 2004 and positioning for estimated future demand. The increase in accounts payable was due to the increase in inventory and timing of purchases near year-end. Additionally, accrued compensation and employee benefits increased over the prior fiscal year due to the increase in number of employees at August 31, 2004.

      Net cash used in investing activities of $205.6 million for fiscal year 2004 consisted primarily of our capital expenditures of $217.7 million for construction and equipment worldwide, offset by proceeds from the sale of property and equipment of $13.6 million. Purchases of manufacturing and computer equipment were made to support our ongoing business and to expand certain existing manufacturing locations.

      Net cash used in financing activities of $318.4 million for fiscal year 2004 resulted primarily from the redemption of our convertible subordinated notes in May 2004 for $345.0 million and payments on long-term debt and capital lease obligations totaling $2.4 million. These payments were offset slightly by $28.9 million net proceeds from the issuance of common stock under option and employee purchase plans during fiscal year 2004. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 8 — “Stockholders’ Equity” to the Consolidated Financial Statements.

      We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. During the first quarter of fiscal year 1999, we filed a $750.0 million “shelf” registration statement with the SEC registering the potential sale of debt and equity securities in the future, from time-to-time, to augment our liquidity and capital resources. In June 2000, we sold 13.0 million shares of our common stock pursuant to our “shelf” registration statement, which generated net proceeds of $525.4 million. In August 2000, we increased the amount of securities available to be issued under a shelf registration statement to $1.5 billion.

      In May 2001, we issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes (the “Convertible Notes”) at par, resulting in net proceeds of approximately $337.5 million. The Convertible Notes were issued pursuant to our “shelf” registration statement. The Convertible Notes were to mature on May 15, 2021 and pay interest semiannually on May 15 and November 15. Under the terms of the Convertible Notes, the Note holders had the right to require us to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Additionally, we had the right to redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004. Accordingly, the Convertible Notes were classified as current debt as of August 31, 2003. On May 17, 2004, we paid $70.4 million par value to certain note holders who exercised their right to require us to purchase their Convertible Notes. On May 18, 2004, we paid $274.6 million par value upon exercise of our right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, we paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, we recognized a loss of $6.4 million on the write-off of unamortized issuance costs associated with the Convertible Notes. This loss has been recorded as an other loss in the Consolidated Statement of Earnings for the fiscal year ended August 31, 2004.

      In July 2003, we issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15.

      Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at August 31, 2004.

      In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap is $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we will pay an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we will receive a fixed rate of 5.875%. At August 31, 2004, $5.6 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

      On May 28, 2003, we negotiated a six-month, 1.8 billion Japanese Yen (“JPY”) (approximately $15.2 million based on currency exchange rates at the time) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the credit facility, interest accrued on outstanding borrowings based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a spread of 1.75%. The credit facility was to expire on December 2, 2003 and any outstanding borrowings would then be due and payable. During the fourth quarter of fiscal year 2003, we borrowed 1.8 billion JPY on this facility. The cash proceeds, which translated to $15.2 million based on foreign currency rates in effect at the date of the borrowing, were used to partially fund the acquisition of certain operations of NEC in Gotemba, Japan. On August 28, 2003, we renegotiated the 1.8 billion JPY credit facility by converting it into a five-year term loan (“Japan Term Loan”), with the final principal payment due May 31, 2008. We pay interest on the Japan Term Loan quarterly at a fixed annual rate of 2.97%. The Japan Term Loan requires quarterly repayments of principal of 105 million JPY. The Japan Term Loan requires compliance with financial and operating covenants including maintaining a minimum equity balance at the respective subsidiary level. We were in compliance with the respective covenants as of August 31, 2004.

      On May 28, 2003, we negotiated a six-month, 0.6 billion JPY (approximately $5.5 million based on currency exchange rates at August 31, 2004) credit facility for a Japanese subsidiary with a Japanese bank. The facility was to expire on December 2, 2003. During the first quarter of fiscal year 2004 we renewed this existing facility for a term of one year. Under the terms of the facility, we pay interest on outstanding borrowings based on TIBOR plus a spread of 1.75%. The credit facility expires on December 2, 2004 and any outstanding borrowings are then due and payable. We plan to renew this facility in the first quarter of fiscal year 2005. As of August 31, 2004, there were no borrowings outstanding under this facility.

      On July 14, 2003, we amended and revised our then existing three-year, $295.0 million revolving credit facility, cancelled our then existing 364-day, $305.0 million credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33 1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service and Moody’s Investor Service. As of August 31, 2004, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants as of August 31, 2004. As of August 31, 2004, there were no borrowings outstanding on the Amended Revolver.

      On February 25, 2004, we entered into an asset backed securitization program with a bank, which originally provided for the sale at any one time of up to $100.0 million of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million at any one time. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. We were in compliance with the respective covenants as of August 31, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of August 31, 2004, we have sold $183.8 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $120.0 million and retained an interest in the receivables of approximately $63.8 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.8 million during the fiscal year ended August 31, 2004.

      On June 9, 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 2.25%. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. As of August 31, 2004, there were $81.0 thousand of borrowings outstanding under this facility.

      At August 31, 2004, our principal sources of liquidity consisted of cash, cash equivalents and available borrowings under our revolving credit facilities and accounts receivable securitization program.

      Our working capital requirements and capital expenditures could continue to increase in order to support future expansions of our operations through construction of greenfield operations or acquisitions. It is possible that future expansions may be significant and may require the payment of cash. Future liquidity needs will also depend on fluctuations in levels of inventory and shipments, changes in customer order volumes and timing of expenditures for new equipment.

      We currently believe that during the next twelve months, our capital expenditures will be in the range of $150.0 million to $200.0 million, principally for machinery and equipment, and expansion in China, Eastern Europe and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

      Our contractual obligations for short and long-term debt arrangements and future minimum lease payments under non-cancelable operating lease arrangements as of August 31, 2004 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments Due by Period (In thousands)

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Notes payable, long-term debt and long-term lease obligations	$309,606	$4,412	$8,314	$3,019	$293,861
Operating Lease Obligations	134,860	32,534	52,497	28,939	20,890

Total	$444,466	$36,946	$60,811	$31,958	$314,751

FACTORS AFFECTING FUTURE RESULTS

      As referenced, this Annual Report on Form 10-K includes certain forward-looking statements regarding various matters. The ultimate correctness of those forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by those statements. Undue reliance should not be placed on those forward-looking statements. The following important factors, among others, as well as those factors set forth in our other SEC filings from time to time, could affect future results and events, causing results and events to differ materially from those expressed or implied in our forward-looking statements.

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

      For the fiscal year ended August 31, 2004, our five largest customers accounted for approximately 49% of our net revenue and 40 customers accounted for over 93% of our net revenue. For the fiscal year ended August 31, 2004, Philips and Cisco accounted for approximately 18% and 12% of our net revenue, respectively. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. The EMS industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Customers and Marketing.”

Consolidation in industries that utilize electronics components may adversely affect our business.

      In the current economic climate, consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economies of scale and other synergies. Consolidation in industries that utilize electronics components could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for the EMS industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

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

      In addition, if we are unable to offer technologically advanced, cost effective, quick response manufacturing services to customers, demand for our services will also decline. A substantial portion of our net revenue is derived from our offering of complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net revenue may significantly decline.

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

      The EMS business is highly competitive. We compete against numerous domestic and foreign manufacturers, including Celestica, Inc., Flextronics International, Hon-Hai Precision Industry Co., Ltd., Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers that are selling, or may begin to sell, EMS. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than us. These competitors may:

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

      We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, original design manufacturers, or “ODMs”, companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets. See “Business — Competition.”

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

      We derived 84.6% of revenues from international operations in fiscal year 2004 compared to 80.7% in fiscal year 2003. We expect our revenues from international operations to continue to increase. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pimpri, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

      We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-US counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services, as defects in medical devices, automotive components, and aerospace and defense systems could kill or seriously harm users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects.

Our increasing design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims

      We have increased our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we now offer design services related to collaborative design manufacturing and turnkey solutions. Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. With the growth of our design services business, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims, and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims, and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenues needed to recoup or profit from the investment in the resources necessary to design and develop products. Particularly, no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may even have the responsibility to ensure that products we design satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

The success of our turnkey activity depends in part on our ability to obtain, protect, and leverage intellectual property rights to our designs.

      We strive to obtain and protect certain intellectual property rights to our turnkey solutions designs. We believe that having a significant level of protected proprietary technology gives us a competitive advantage in marketing our services. However, we cannot be certain that the measures that we employ will result in protected intellectual property rights or will result in the prevention of unauthorized use of our technology. If we are unable to obtain and protect intellectual property rights embodied within our designs, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.

Intellectual property infringement claims against our customers or us could harm our business.

      Our turnkey solutions products may compete against the products of Original Design Manufacturers and those of Original Equipment Manufacturers, many of whom may own the intellectual property rights underlying those products. As a result, we could become subject to claims of intellectual property infringement. Additionally, customers for our turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

If our turnkey solutions products are subject to design defects, our business may be damaged and we may incur significant fees.

      In our contracts with turnkey solutions customers, we generally provide them with a warranty against defects in our designs. If a turnkey solutions product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Although we have product liability insurance coverage, it may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition.

We depend on our officers, managers and skilled personnel.

      Our success depends to a large extent upon the continued services of our executive officers. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our turnkey solutions activities, we must attract and retain experienced design engineers. Competition for highly skilled employees is substantial. Our failure to recruit and retain experienced design engineers could limit the growth of our turnkey solutions activities, which could adversely affect our business.

Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.

      We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites and in our corporate location. We are in the process of installing this system in certain of our remaining plants, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in cost.

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

      As of August 31, 2004, our executive officers, directors and certain of their family members collectively beneficially owned 19.0% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 13.5%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

We could incur a significant amount of debt in the future.

      We have the ability to borrow approximately $400 million under our Amended Revolver. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet future debt service obligations.

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

      Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we plan or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior earnings and unproven product markets increase our credit risk, especially in accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk exists for any new emerging company customers in the future.

Our stock price may be volatile.

      Our common stock is traded on the New York Stock Exchange. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in the EMS, aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

Provisions in our charter documents and state law may make it harder for others to obtain control of us even though some shareholders might consider such a development to be favorable.

      Our shareholder rights plan, provisions of our amended certificate of incorporation and the Delaware Corporation Laws may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions include:

•	a “poison pill” shareholder rights plan;

•	a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.

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

Recently enacted changes in the securities laws and regulations are likely to increase our costs.

      The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue indefinitely. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be forced to accept reduced coverage or incur substantially higher costs to obtain coverage. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2005 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we intend to conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

Changes to financial accounting standards may affect our reported results of operations and could result in a decrease in the value of your shares.

      There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. The Financial Accounting Standards Board recently published proposed amendments to financial accounting standards that would require that awards under such plans be treated as compensation expense using the fair value method. If we are required to record an expense for our stock-based compensation plans using the fair value method, we would incur significant compensation charges. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value of our common stock and for shares issued under our employee stock purchase plan, if future laws and regulations require us to treat all stock-based compensation as a compensation expense using the fair value method our results of operations could be adversely affected. For discussion of our employee stock option and employee stock purchase plans, see Note 1(m) — “Description of Business and Summary of Significant Accounting Policies — Stock Based Compensation” and Note 8 — “Stockholders’ Equity” to the Consolidated Financial Statements.

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

      The aggregate notional amount of outstanding contracts as of August 31, 2004 was $131.0 million. The fair value of these contracts amounted to $26.1 thousand and was recorded as a net asset on the Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with seven months being the maximum term of the contracts outstanding at August 31, 2004. The forward contracts will settle in British Pounds, Euros, Hungarian Forints, Japanese Yen, Mexican Pesos, Polish Zloty, Swiss Francs and U.S. dollars.

Interest Rate Risk

      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities and by constantly positioning the portfolio to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of August 31, 2004, the outstanding amount in the investment portfolio was $40.5 million, comprised mainly of money market funds with an average return of 1.26%.

      We have issued senior notes with a principal maturity of $300.0 million due in July 2010. The notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300 million. Under the terms of the swap, we will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we will receive a fixed rate of 5.875%. At August 31, 2004, $5.6 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

      We pay interest on outstanding borrowings under our Amended Revolver and our 0.6 million JPY credit facility at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these revolving credit facilities at August 31, 2004.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors Affecting Future Results — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and — An adverse change in the interest rates for our borrowings could adversely affect our financial condition.” See Note 1(p) — “Description of Business and Summary of Significant Accounting Policies — Derivative Instruments”, Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 10 — “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

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

Changes in Internal Controls

      The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending August 31, 2005. In order to comply with the Act, we are currently undergoing a comprehensive effort, which includes the documentation and testing of internal controls. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, to date we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

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

CEO and CFO Certifications

      Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors, Audit Committee and Audit Committee Financial Expert

      Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders

to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended August 31, 2004.

Executive Officers

      Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2004.

Codes of Ethics

      We have adopted a senior code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. We have also adopted a general code of business conduct and ethics that applies to all of our directors, officers and employees. These codes are both posted on our website, which is located at http://www.jabil.com. Stockholders may request a free copy of either of such items in print form from:

Jabil Circuit, Inc.
Attention: Investor Relations
10560 Dr. Martin Luther King, Jr. Street North
St. Petersburg, Florida 33716
Telephone: (727) 577-9749

      We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on our website, at the address specified above. Similarly, we expect to disclose to stockholders any waiver of the code of business conduct and ethics for executive officers or directors by posting such information on our website, at the address specified above. Information contained in our website, whether currently posted or posted in the future, is not part of this document or the documents incorporated by reference in this document.

Corporate Governance Guidelines

      We have adopted Corporate Governance Guidelines, which are available on our website at http://www.jabil.com. Stockholders may request a copy of the Corporate Governance Guidelines from the address and phone number set forth above under “— Code of Ethics.”

Committee Charters

      The charters for our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available on our website at http://www.jabil.com. Stockholders may request a copy of each of these charters from the address and phone number set forth under “— Code of Ethics.”

Item 11.	Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors — “Compensation of Directors” and “Executive Officer Compensation” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information — Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2004.

      The following table sets forth certain information relating to our equity compensation plans as of August 31, 2004:

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	Be Issued upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders:
1992 Stock Option Plan	9,788,570	17.29	—
1992 Employee Stock Purchase Plan	NA	NA	—
2002 Stock Option Plan	7,938,629	20.49	10,617,591
2002 CSOP Plan	257,754	17.86	339,862
2002 FSOP Plan	159,820	23.97	39,340
2002 Employee Stock Purchase Plan	NA	NA	983,825
Equity compensation plans not approved by security holders:
2001 Stock Award Plan	NA	NA	88,350

Total	18,144,773		12,068,968

      In February 2001, we adopted a Stock Award Plan, which was not required to be approved by our stockholders. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees, motivate such persons to stay with us and to increase their efforts to make our business more successful. As of August 31, 2004, 11,650 shares have been issued to employees under the Stock Award Plan, of which 5,000 shares have lapsed. See Note 8(a) — “Stockholders’ Equity — Stock Option Plans” and Note 8(b) — “Stockholders’ Equity — Stock Purchase and Award Plans” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2004.

Item 14.	Principal Accountant Fees and Services

      Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors — Principal Accounting Fees and Services” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) The following documents are filed as part of this Report:

1. Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 51 of this report.

2. Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 51 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(b) below.

      (b) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

      (c) Financial Statement Schedules. See Item 15(a) above.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Jabil Circuit, Inc.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

October 5, 2004

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share data)

	August 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents (note 1)	$621,322	$699,748
Accounts receivable, less allowance for doubtful accounts of $6,147 in 2004 and $6,299 in 2003 (note 9)	777,357	759,696
Inventories (note 2)	656,681	510,218
Refundable income taxes	—	27,757
Prepaid expenses and other current assets	70,143	62,942
Deferred income taxes (note 6)	57,172	33,586

Total current assets	2,182,675	2,093,947
Property, plant and equipment, net (note 3)	776,353	746,204
Goodwill (notes 1, 4 and 12)	294,566	295,520
Intangible assets, net (notes 1, 4 and 12)	57,860	85,799
Deferred income taxes (note 6)	5,923	—
Other assets	11,979	23,275

Total assets	$3,329,356	$3,244,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 5)	$4,412	$347,237
Accounts payable	937,636	712,697
Accrued compensation and employee benefits	109,849	88,138
Other accrued expenses	103,569	115,146
Income taxes payable	3,618	—

Total current liabilities	1,159,084	1,263,218
Notes payable, long-term debt and long-term lease obligations less current installments (note 5)	305,194	297,018
Deferred income taxes (note 6)	—	19,223
Other liabilities (notes 7 and 10)	45,738	76,810

Total liabilities	1,510,016	1,656,269

Commitments and contingencies (note 11)
Stockholders’ equity (notes 1 and 8):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding, 201,298,830 shares in 2004, and 199,345,958 in 2003	201	199
Additional paid-in capital	976,129	944,145
Retained earnings	789,953	623,053
Accumulated other comprehensive income	53,057	21,079

Total stockholders’ equity	1,819,340	1,588,476

Total liabilities and stockholders’ equity	$3,329,356	$3,244,745

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except for per share data)

	Years Ended August 31,

	2004	2003	2002

Net revenue (note 9)	$6,252,897	$4,729,482	$3,545,466
Cost of revenue	5,714,517	4,294,016	3,210,875

Gross profit	538,380	435,466	334,591
Operating expenses:
Selling, general and administrative	263,504	243,663	203,845
Research and development	13,813	9,906	7,864
Amortization of intangibles	43,709	36,870	15,113
Acquisition-related charges (note 12)	1,339	15,266	7,576
Restructuring and impairment charges (note 13)	—	85,308	52,143

Operating income	216,015	44,453	48,050
Other loss (income)	6,370	(2,600)	—
Interest income	(7,237)	(6,920)	(9,761)
Interest expense	19,369	17,019	13,055

Income before income taxes	197,513	36,954	44,756
Income tax expense (benefit) (note 6)	30,613	(6,053)	10,041

Net income	$166,900	$43,007	$34,715

Earnings per share:
Basic	$0.83	$0.22	$0.18

Diluted	$0.81	$0.21	$0.17

Common shares used in the calculations of earnings per share:
Basic	200,430	198,495	197,396

Diluted	205,849	202,103	200,782

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended August 31,

	2004	2003	2002

Net income	$166,900	$43,007	$34,715
Other comprehensive income (loss):
Foreign currency translation adjustment	25,586	26,861	875
Change in fair market value of derivative instruments, net of tax	1,139	(865)	(177)
Minimum pension liability, net of tax	5,253	(5,294)	—

Comprehensive income	$198,878	$63,709	$35,413

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for share data)

	Common Stock				Accumulated
			Additional		Other	Total
	Shares	Par	Paid-In	Retained	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Earnings	Income (Loss)	Equity

Balance at August 31, 2001	196,871,268	$197	$868,869	$545,331	$(321)	$1,414,076
Shares issued to non-employees under stock option plans	—	—	59	—	—	59
Shares issued upon exercise of stock options	476,818	—	3,391	—	—	3,391
Shares issued under employee stock purchase plan	602,851	1	11,230	—	—	11,231
Tax benefit of options exercised	—	—	42,796	—	—	42,796
Comprehensive income	—	—	—	34,715	698	35,413

Balance at August 31, 2002	197,950,937	198	926,345	580,046	377	1,506,966

Shares issued to non-employees under stock option plans	—	—	86	—	—	86
Shares issued upon exercise of stock options	825,394	1	8,147	—	—	8,148
Shares issued under employee stock purchase plan	569,627	—	8,877	—	—	8,877
Tax benefit of options exercised	—	—	690	—	—	690
Comprehensive income	—	—	—	43,007	20,702	63,709

Balance at August 31, 2003	199,345,958	199	944,145	623,053	21,079	1,588,476

Shares issued upon exercise of stock options	1,506,579	2	19,922	—	—	19,924
Shares issued under employee stock purchase plan	446,293	—	8,967	—	—	8,967
Tax benefit of options exercised	—	—	3,095	—	—	3,095
Comprehensive income	—	—	—	166,900	31,978	198,878

Balance at August 31, 2004	201,298,830	$201	$976,129	$789,953	$53,057	$1,819,340

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$166,900	$43,007	$34,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,668	224,439	188,308
Recognition of deferred grant proceeds	(1,649)	(1,809)	(1,918)
Deferred income taxes	(43,142)	(28,958)	922
Write-off of unamortized debt issuance costs	6,370	—	—
Accrued interest on deferred acquisition payments	—	760	1,703
Imputed interest on acquisition payments	—	395	—
Non-cash restructuring charges	—	56,444	28,566
Provision for doubtful accounts	1,039	3,227	887
Tax benefit of options exercised	3,095	690	42,796
Loss/(Gain) on sale of property	2,306	(202)	(1,632)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	1,489	(286,644)	80,549
Inventories	(133,907)	68,640	154,652
Prepaid expenses and other current assets	(5,396)	(26,189)	(114)
Other assets	3,585	(3,838)	1,213
Accounts payable and accrued expenses	197,963	194,702	67,704
Income taxes payable	30,920	18,829	(44,789)

Net cash provided by operating activities	451,241	263,493	553,562

Cash flows from investing activities:
Net cash paid for business acquisitions	(1,492)	(415,166)	(278,617)
Acquisition of property, plant and equipment	(217,741)	(117,215)	(85,310)
Proceeds from sale of property, plant and equipment	13,640	14,888	13,704

Net cash used in investing activities	(205,593)	(517,493)	(350,223)

Cash flows from financing activities:
Borrowings under bank credit facilities	81	165,186	—
Payments on debt and capital leases	(347,412)	(167,086)	(8,333)
Net proceeds from issuance of long-term debt	—	297,209	—
Net proceeds from issuance of common stock under option and employee purchase plans	28,891	17,111	14,681

Net cash (used in) provided by financing activities	(318,440)	312,420	6,348

Effect of exchange rate changes on cash	(5,634)	593	396

Net (decrease) increase in cash and cash equivalents	(78,426)	59,013	210,083
Cash and cash equivalents at beginning of period	699,748	640,735	430,652

Cash and cash equivalents at end of period	$621,322	$699,748	$640,735

Supplemental disclosure information:
Interest paid	$19,232	$14,367	$13,010

Income taxes paid, net of refunds received	$33,848	$6,937	$13,616

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

      Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services (“EMS”) for electronic circuit board assemblies and systems to major original equipment manufacturers (“OEMs”) in the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The Company’s manufacturing services combine a high volume, highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the United States, Europe, Asia and Latin America.

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

c. Cash and Cash Equivalents

      The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2004 and 2003 cash equivalents totaled approximately $40.5 million and $213.4 million, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

d. Inventories

      Inventories are stated at the lower of cost (first in, first out (FIFO) method) or market.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e. Property, Plant and Equipment, net

      Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life

Buildings	35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	5 to 7 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h. Revenue Recognition

      The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment.

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

j. Earnings Per Share

      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2004	2003	2002

Numerator:
Net Income	$166,900	$43,007	$34,715

Denominator:
Weighted average shares outstanding — basic	200,430	198,495	197,396
Stock options	5,419	3,608	3,386

Weighted average shares outstanding — diluted	205,849	202,103	200,782

Earnings per common share:
Basic	$0.83	$0.22	$0.18

Diluted	$0.81	$0.21	$0.17

      For the years ended August 31, 2004, 2003 and 2002, options to purchase 662,053, 4,816,789, and 3,105,467 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock, and therefore, the effect would be anti-dilutive.

      In addition, the computation of diluted earnings per share for the year ended August 31, 2003 and 2002 did not include 8,406,960 shares of common stock issuable upon the conversion of the then outstanding $345.0 million, 20-year, 1.75% convertible subordinated notes (“Convertible Notes”) as their effect would have been anti-dilutive. The computation for the years ended August 31, 2003 and 2002, also did not include the elimination of $3.8 million in interest expense on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion would have been anti-dilutive. The Convertible Notes were extinguished in May 2004 as discussed in Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations.”

k. Foreign Currency Transactions

      For the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in operating income.

l. Profit Sharing, 401(k) Plan and Defined Contribution Plans

      The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service, through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. Company contributions are at the discretion of the Company’s Board of Directors. In relation to these plans, the Company contributed approximately $18.7 million, $19.3 million and $18.0 million for the years ended August 31, 2004, 2003 and 2002, respectively.

m. Stock Based Compensation

      Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of the grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options granted in fiscal year 1996 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At August 31, 2004, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25. No stock-based employee compensation expense is reflected in net income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Fiscal Year Ended

	August 31,	August 31,	August 31,
	2004	2003	2002

Reported net income	$166,900	$43,007	$34,715
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45,531)	(34,181)	(32,961)

Pro forma net income	$121,369	$8,826	$1,754

Earnings per common share:
Reported net income per share — basic	$0.83	$0.22	$0.18

Pro forma net income per share — basic	$0.61	$0.04	$0.01

Reported net income per share — diluted	$0.81	$0.21	$0.17

Pro forma net income per share — diluted	$0.59	$0.04	$0.01

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

      Accumulated other comprehensive income consists of the following (in thousands):

	August 31,

	2004	2003

Foreign currency translation adjustment	$52,824	$27,238
Accumulated derivative net losses, net of tax	274	(865)
Minimum pension liability, net of tax	(41)	(5,294)

	$53,057	$21,079

      The minimum pension liability recorded to accumulated other comprehensive income during the fiscal years ended August 31, 2004 and 2003 is net of a $23 thousand and $2.27 million tax benefit, respectively.

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

q. Intellectual Property Guarantees

      The Company’s turnkey solutions products may compete against the products of original design manufacturers and those of OEMs, many of whom may own the intellectual property rights underlying those products. As a result, the Company could become subject to claims of intellectual property infringement. Additionally, customers for the Company’s turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. The Company has no liabilities recorded at August 31, 2004 related to intellectual property infringement claims.

2.	Inventories

      Inventories consist of the following (in thousands):

	August 31,

	2004	2003

Raw materials	$441,968	$347,627
Work in process	133,005	104,741
Finished goods	81,708	57,850

	$656,681	$510,218

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment

      Property, plant and equipment consists of the following (in thousands):

	August 31,

	2004	2003

Land and improvements	$70,769	$72,668
Buildings	361,513	315,330
Leasehold improvements	40,165	31,340
Machinery and equipment	645,631	514,850
Furniture, fixtures and office equipment	43,976	42,503
Computer hardware and software	178,438	139,152
Transportation equipment	5,224	5,032
Construction in progress	1,722	49,902

	1,347,438	1,170,777
Less accumulated depreciation and amortization	571,085	424,573

	$776,353	$746,204

      Depreciation expense of approximately $178.0 million, $187.6 million and $173.2 million was recorded for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

      During the fiscal years ended August 31, 2004, 2003, and 2002, the Company capitalized approximately $88.0 thousand, $0.9 million and $1.7 million, respectively, in interest related to constructed facilities.

      Maintenance and repair expense was approximately $38.5 million, $34.8 million and $24.9 million for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

4.	Goodwill and Other Intangible Assets

      As discussed in Note 1(f) above, the Company adopted SFAS 142. As a result, the Company ceased all goodwill amortization and did not recognize $13.1 million of goodwill amortization expense that would have been recognized during fiscal year 2002 under the previous accounting standard.

      SFAS 142 required the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of fiscal year 2002 and determined that no impairment existed as of the date of adoption. The Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2004 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 9 — “Concentration of Risk and Segment Data,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill in connection with its adoption of SFAS 142.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The values of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. See Note 12 — “Business Acquisitions” for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets at August 31, 2004 and August 31, 2003 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
As of August 31, 2004	Amount	Amortization	Amount

Contractual Agreements	$151,660	$(94,113)	$57,547
Patents	800	(487)	313

Total	$152,460	$(94,600)	$57,860

	Gross Carrying	Accumulated	Net Carrying
As of August 31, 2003	Amount	Amortization	Amount

Contractual Agreements	$136,619	$(51,213)	$85,406
Patents	800	(407)	393

Total	$137,419	$(51,620)	$85,799

      Intangible asset amortization for fiscal years 2004, 2003 and 2002 was approximately $43.7 million, $36.9 million and $15.1 million, respectively.

      The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2005	$35,323
2006	14,667
2007	5,467
2008	2,403
2009	—

Total	$57,860

      The following table presents the changes in goodwill allocated to the reportable segments during the twelve months ended August 31, 2004 (in thousands):

				Foreign
	Balance at			Currency	Balance at
Reportable Segment	August 31, 2003	Acquired	Adjustments	Impact	August 31, 2004

United States	$26,450	$3,430	$31	$—	$29,911
Latin America	16,163	—	14,904	242	31,309
Europe	211,444	—	(24,298)	8,353	195,499
Asia	41,463	—	(5,215)	1,599	37,847

Total	$295,520	$3,430	$(14,578)	$10,194	$294,566

      The adjustments to goodwill during fiscal year 2004 are due primarily to the reallocations of goodwill related to the Royal Philips Electronics (“Philips”) acquisition to the respective reportable segments and

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revisions in the preliminary valuations for the Philips and NEC Corporation (“NEC”) acquisitions. For further discussion of the Company’s acquisitions, see Note 12 - “Business Acquisitions.”

5.	Notes Payable, Long-Term Debt and Long-Term Lease Obligations

      Notes Payable, long-term debt and long-term lease obligations consist of the following (in thousands):

	August 31,

	2004	2003

Borrowings under revolving credit facility(a)	$—	$—
Borrowings under revolving credit facility with Japanese bank(b)	—	—
Borrowings under revolving credit facility with Ukrainian bank(c)	81	—
Long-term capital lease obligations(d)	1,113	1,450
Loan from Japanese bank due 2008(e)	14,551	15,417
5.875% Senior Notes due 2010(f)	293,861	282,388
1.75% Convertible Notes due 2021(g)	—	345,000

Total notes payable, long-term debt and long-term lease obligations	309,606	644,255
Less current installments of notes payable, long-term debt and long-term lease obligations	4,412	347,237

Notes payable, long-term debt and long-term lease obligations, less current installments	$305,194	$297,018

Management considers the carrying value of the Company’s notes payable, long-term debt and long-term lease obligations to be a reasonable approximation of market value at August 31, 2004 and 2003.

(a)	In July 2003, the Company amended and revised its then existing three-year, $295.0 million revolving credit facility, cancelled its then existing 364-day, $305.0 million credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (“Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. The Company pays interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. The Company pays interest on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. The Company also pays a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. The Company also pays a usage fee if the borrowing on the Amended Revolver exceeds 33 1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on the Company’s general corporate rating or rating of senior unsecured long-term indebtedness as determined by Standard &Poor’s Rating Service and Moody’s Investor Service. As of August 31, 2004, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver also requires compliance with certain operating covenants, which limit, among other things, the Company’s incurrence of additional indebtedness. The Company was in compliance with the respective covenants as of August 31, 2004. As of August 31, 2004, there were no borrowings outstanding on this facility.

(b)	In May 2003, the Company negotiated a six-month, 0.6 billion Japanese Yen (“JPY”) credit facility (approximately $5.5 million based on currency exchange rates at August 31, 2004) for a Japanese

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary with a Japanese bank. The facility was to expire on December 2, 2003. During the first quarter of fiscal year 2004 the Company renewed this existing facility for a term of one year. Under the terms of the facility, the Company pays interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2004 and any outstanding borrowings are then due and payable. As of August 31, 2004, there were no borrowings outstanding under this facility.

(c)	In June 2004, the Company negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. Under the terms of the facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 2.25%. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. As of August 31, 2004, there were $81.0 thousand of borrowings outstanding under this facility.

(d)	The Company assumed a capital lease obligation as part of its purchase of certain operations of Valeo S.A. (“Valeo”) during the fourth quarter of fiscal year 2002. This lease covers the land and building in Meung-sur-Loire, France and payments are due quarterly through fiscal year 2007.

(e)	In August 2003, the Company negotiated a five-year, 1.8 billion JPY term loan with a Japanese bank (“Japan Term Loan”). The Company pays interest quarterly at a fixed annual rate of 2.97%. The Japan Term Loan requires quarterly repayments of principal of 105 million JPY. The final principal payment is due May 31, 2008. The Japan Term Loan requires compliance with financial and operating covenants including maintaining a minimum equity balance at the respective subsidiary level. The Company was in compliance with these covenants at August 31, 2004. The Japan Term Loan replaced a six-month, 1.8 billion JPY credit facility that was negotiated in May 2003.

(f)	In July 2003, the Company issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15.

(g)	In May 2001, the Company issued a total of its $345.0 million, 20-year, 1.75% Convertible Notes at par, resulting in net proceeds of approximately $338.0 million. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. Under the terms of the Convertible Notes, the note holders had the right to require the Company to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Additionally, the Company had the right to redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004 at 100% of principal plus accrued interest.

On May 17, 2004, the Company paid $70.4 million par value to certain note holders who exercised their right to require the Company to purchase their Convertible Notes. On May 18, 2004, the Company paid $274.6 million par value upon exercise of its right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, the Company paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, the Company recognized a loss of $6.4 million on the write-off of unamortized debt issuance costs associated with the Convertible Notes. This loss has been recorded as an other loss in the Consolidated Statement of Earnings for fiscal year ended August 31, 2004.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Debt maturities as of August 31, 2004 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,

2005	$4,412
2006	4,331
2007	3,983
2008	3,019
2009	—
Thereafter	293,861

Total debt maturities	$309,606

6.	Income Taxes

      Income tax expense (benefit) amounted to $30.6 million, $(6.1) million and $10.0 million for the years ended August 31, 2004, 2003 and 2002, respectively (an effective rate of 15.5%, (16.4)% and 22.4%, respectively). The actual expense (benefit) differs from the “expected” tax expense (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

	Years Ended August 31,

	2004	2003	2002

Computed “expected” tax expense	$69,130	$12,934	$15,665
State taxes, net of Federal benefit	328	307	(1,109)
Impact of foreign tax rates	(35,448)	(21,617)	(11,497)
Non-deductible restructuring cost — UK	—	—	3,246
Permanent impact of non-deductible cost	4,895	1,671	—
Tax credits on subsidiary dividends	(3,540)	—	—
Tax refund on subsidiary dividends	(4,394)	—	—
Other, net	(358)	652	3,736

Provision for income taxes	$30,613	$(6,053)	$10,041

Effective tax rate	15.5%	(16.4)%	22.4%

      The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

	Years Ended August 31,

	2004	2003	2002

U.S.	$(20,418)	$(63,254)	$(25,671)
Foreign	217,931	100,208	70,427

	$197,513	$36,954	$44,756

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of income taxes for the fiscal years ended August 31, 2004, 2003 and 2002 were as follows (in thousands):

	Years Ended August 31,	Current	Deferred	Total

2004:	U.S. — Federal	$6,558	$(11,145)	$(4,587)
	U.S. — State	1,080	(575)	505
	Foreign	44,407	(9,712)	34,695

		$52,045	$(21,432)	$30,613

2003:	U.S. — Federal	$(3,414)	$(21,200)	$(24,614)
	U.S. — State	1,616	(1,144)	472
	Foreign	24,982	(6,893)	18,089

		$23,184	$(29,237)	$(6,053)

2002:	U.S. — Federal	$(11,899)	$5,004	$(6,895)
	U.S. — State	(1,311)	(395)	(1,706)
	Foreign	22,329	(3,687)	18,642

		$9,119	$922	$10,041

      The Company has been granted tax incentives, including tax holidays, for its Malaysian, Chinese, Brazilian, Polish, Ukrainian, and Hungarian subsidiaries. These tax incentives, including tax holidays, expire through 2012 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2004, 2003 and 2002, resulting in a tax benefit of approximately $27.0 million ($0.13 per share), $14.3 million ($0.07 per share) and $11.7 million ($0.06 per share), respectively.

      The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $536.4 million as of August 31, 2004. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Years Ended August 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforward	$21,096	$3,574
Accounts receivable, principally due to allowance for doubtful accounts	2,580	2,751
Grant receivable	598	1,092
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	10,593	5,169
Compensated absences, principally due to accrual for financial reporting purposes	2,949	2,382
Accrued expenses, principally due to accrual for financial reporting purposes	34,673	23,761
Accrued UK interest, deductible when paid	4,221	4,107
Foreign currency translation gains and losses	1,833	3,508
Intangible assets	1,187	—
Other	6,331	5,591

Total gross deferred tax assets	86,061	51,935
Less valuation allowance	(4,386)	(2,394)

Net deferred tax assets	$81,675	$49,541

Deferred tax liabilities:
Intangible assets	$—	$2,291
Property, plant and equipment, principally due to differences in depreciation and amortization	14,511	30,718
Other	4,069	2,169

Deferred tax liabilities	$18,580	$35,178

      Net current deferred tax assets were $57.2 million and $33.6 million at August 31, 2004 and August 31, 2003, respectively, and the net non-current deferred tax assets (liabilities) were $5.9 million and $(19.2) million at August 31, 2004 and August 31, 2003, respectively.

      The net change in the total valuation allowance for the fiscal years ended August 31, 2004 and 2003 was $2.0 million and $338 thousand, respectively. In addition, at August 31, 2004, the Company has net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $9.1 million, $10.3 million and $1.7 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2024.

      Based on the Company’s historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

7.	Pension and Other Postretirement Benefits

      During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi. The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan provides benefits based on average employee earnings over a three-year service period preceding retirement. The

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist of equity and debt securities as detailed below.

      During the fourth quarter of fiscal year 2002, the Company purchased operations in Brest and Meung-sur-Loire, France from Alcatel and Valeo, respectively. During the first and second quarters of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Belgium, Brazil, Hong Kong/ China, Hungary, India, the Netherlands, Poland and Singapore. During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Japan. These acquisitions included the assumption of unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition the Company also assumed post-retirement medical benefit plans.

      The Company uses a May 31 measurement date for the majority of its plans.

a. Benefit Obligations

      The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands of dollars):

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Beginning benefit obligation	$87,874	$58,735	$198	$—
Transferred balance	—	—	—	—
Service cost	1,665	2,363	53	28
Interest cost	4,266	3,746	31	15
Actuarial (gain) loss	(1,572)	11,172	144	(70)
Curtailment gain	(778)	(4,236)	—	—
Total benefits paid	(7,566)	(9,451)	—	—
Plan participant contribution	908	1,446	—	—
Acquisitions	—	18,287	—	182
Effect of conversion to USD	10,463	5,812	(1)	43

Ending benefit obligation	$95,260	$87,874	$425	$198

      Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension		Other
	Benefits		Benefits

	2004	2003	2004	2003

Discount rate	5.0%	4.6%	12.2%	14.7%
Rate of compensation increases	3.7%	3.3%	8.5%	8.0%

      We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of benefit obligations. Other assumptions include demographic factors such as retirement, mortality and turnover.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Plan Assets

      The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands of dollars):

	Pension
	Benefits		Other Benefits

	2004	2003	2004	2003

Beginning fair value of plan assets	$54,861	$50,767	$—	$—
Transferred balance	—	—	—	—
Actual return on plan assets	5,997	3,237	—	—
Employer contributions	1,408	3,951	—	—
Benefits paid from plan assets	(6,774)	(8,506)	—	—
Plan participants’ contributions	908	1,446	—	—
Effect of Conversion to USD	7,808	3,966	—	—

Ending fair value of plan assets	$64,208	$54,861	$—	$—

      The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension Plan
	Assets

	2004	2003

Asset Category

Equity securities	40%	70%
Debt securities	60%	30%

Total	100%	100%

      The Company has adopted an investment policy for plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and debt securities. The Company currently has a target mix of 35% equity and 65% debt securities in fiscal year 2005. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. There are no plan assets associated with the other postretirement benefits.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Funded Status

      The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheet (in thousands of dollars):

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Funded Status
Ending fair value of plan assets	$64,208	$54,861	$—	$—
Ending benefit obligation	(95,260)	(87,874)	(425)	(198)

Funded status	$(31,052)	$(33,013)	$(425)	$(198)
Unrecognized net actuarial loss/(gain)	8,306	12,078	36	(70)

Net liability recorded at August 31	$(22,746)	$(20,935)	$(389)	$(268)

Consolidated Balance Sheet Information
Prepaid benefit cost	$5,198	$—	$—	$—
Accrued benefit liability	(28,008)	(28,497)	(389)	(268)
Accumulated other comprehensive income (pre-tax)	64	7,562	—	—

Net liability recorded at August 31	$(22,746)	$(20,935)	$(389)	$(268)

      The accumulated benefit obligation for all defined benefit pension plans was $86.4 million and $77.9 million at August 31, 2004 and August 31, 2003, respectively.

      The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands of dollars):

	August 31,

	2004	2003

Projected benefit obligation	$29,218	$87,874
Accumulated benefit obligation	$23,852	$77,942
Fair value of plan assets	$424	$54,861

      The following table provides information on the increase in the minimum pension liability included in other comprehensive income (in thousands of dollars):

	Pension
	Benefits		Other Benefits

	2004	2003	2004	2003

(Decrease)/ Increase in minimum pension liability included in other comprehensive income	$(7,498)	$7,562	$—	$—

      The minimum pension liability included in other comprehensive income was $64.0 thousand ($41.0 thousand, net of tax) and $7.6 million ($5.3 million, net of tax) at August 31, 2004 and 2003, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d. Net Periodic Benefit Cost

      The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands of dollars):

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$1,665	$2,363	$1,238	$53	$28	$—
Interest cost	4,266	3,746	2,187	31	15	—
Expected long-term return on plan assets	(4,136)	(4,110)	(2,863)	—	—	—
Recognized actuarial loss	450	—	—	—	—	—
Net curtailment gain	—	(211)	—	—	—	—

Net periodic benefit cost	$2,245	$1,788	$562	$84	$43	$—

      Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	5.0%	4.6%	6.2%	12.2%	14.7%	—
Expected long-term return on plan assets	6.8%	7.0%	7.5%	—	—	—
Rate of compensation increase	3.7%	3.3%	3.9%	8.5%	8.0%	—

      The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Health Care Cost Trend Rates

      The following table provides information about health care cost trend rates:

	Measurement
	Year Ending

	2004	2003

Health care cost trend rate assumed for next year	9.3%	9.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	9.3%	9.3%
Year that the rate reaches the ultimate trend rate	2004	2004

      Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $125.4 thousand and $244.8 thousand, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $216.7 thousand and $421.5 thousand, respectively. The annual increase in cost of postretirement benefits is assumed to increase one percentage point per year.

f. Cash Flows

      The Company expects to make cash contributions of between $0.8 million and $1.0 million to its pension plans during fiscal year 2005. The Company does not expect to make cash contributions to its other benefit plans in fiscal year 2005.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits	Other Benefits

2005	$4,412	$8
2006	$3,709	$8
2007	$3,557	$1
2008	$4,650	$1
2009	$4,751	$9
Years 2010 through 2014	$29,753	$214

8.	Stockholders’ Equity

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

      In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of both Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock and other stock-based awards. The 2002 Incentive Plan has a total of 19,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001 and 10,000,000 shares authorized in January 2004. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan. All outstanding options issued under the 2002 Incentive Plan vest at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50 month period. As of August 31, 2004, options to purchase 8,356,203 shares were outstanding under the 2002 Incentive Plan, CSOP Plan and FSOP Plan.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity from September 1, 2001 through August 31, 2004:

	Options		Weighted
	Available	Outstanding	Average
	For Grant	Options	Option Price

Balance at September 1, 2001	6,094,422	9,868,263	17.42
Options authorized	7,000,000	—	—
Options granted	(4,377,525)	4,377,525	15.19
Options forfeited	764,415	(764,415)	12.62
Options exercised	—	(476,818)	6.70

Balance at August 31, 2002	9,481,312	13,004,555	16.84
Options authorized	—	—	—
Options expired	(850,951)	—	—
Options granted	(4,247,200)	4,247,200	13.11
Options forfeited	1,125,723	(1,125,723)	19.47
Options exercised	—	(825,394)	10.18

Balance at August 31, 2003	5,508,884	15,300,638	15.95

Options authorized	10,000,000	—	—
Options expired	(161,377)	—	—
Options granted	(4,787,280)	4,787,280	26.18
Options forfeited	436,566	(436,566)	19.90
Options exercised	—	(1,506,579)	5.86

Balance at August 31, 2004	10,996,793	18,144,773	18.76

      At August 31, 2004, options for 8,597,682 shares were exercisable under the 1992 Plan and options for 2,313,421 shares were exercisable under the 2002 Incentive Plan.

      The range of exercise prices, shares, weighted average remaining contractual life and exercise price for the options outstanding as of August 31, 2004 are presented below:

		Weighted-Average
		Remaining	Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price

$ 0.63- 5.88	1,425,456	3.37	$4.85
6.47-19.70	8,110,193	7.07	13.66
20.65-29.20	8,018,949	7.71	24.64
30.47-63.78	590,175	6.11	42.44

$ 0.63-63.78	18,144,773	7.03	$18.76

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 2004 are presented below:

	Shares	Weighted-Average
Range of Exercise Prices	Exercisable	Exercise Price

$ 0.63- 5.88	1,425,456	$4.85
6.47-19.70	5,044,710	13.63
20.65-29.20	3,901,469	23.22
30.47-63.78	539,468	42.55

$ 0.63-63.78	10,911,103	$17.34

      The per-share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $18.55, $8.95 and $10.72, respectively, on the date of the grant using the Black-Scholes option-pricing model. Following are the weighted-average assumptions used for each respective year:

	Years Ended August 31,

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.38%	3.03%	4.2%
Expected volatility	73.6%	88.4%	91.0%
Expected life	5 years	5 years	5 years

b. Stock Purchase and Award Plans

      The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of August 31, 2004 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2002.

      In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. There are 2,000,000 shares reserved under the 2002 Purchase Plan. As of August 31, 2004, a total of 1,016,175 shares had been issued under the 2002 Purchase Plan.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The per-share weighted-average fair value of stock issued to employees in 2004, 2003 and 2002, respectively, under the Company’s Purchase Plans was $7.51, $5.59 and $8.80, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended August 31,

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.7%	1.8%	1.7%
Expected volatility	39.1%	66.2%	91.0%
Expected life	0.5 years	0.5 years	0.5 years

      In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees to the Company and motivate such persons to stay with the Company and to increase their efforts to make the business of the Company more successful. A total of 100,000 shares of common stock have been reserved for issuance under the Stock Award Plan. As of August 31, 2004, 11,650 shares have been issued to employees under the Stock Award Plan, of which 5,000 shares have lapsed, leaving 88,350 available for future grants.

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

      Sales of the Company’s products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of			Percentage of
	Net Revenue			Accounts Receivable
	Year Ended August 31,			August 31,

	2004	2003	2002	2004	2003

Royal Philips Electronics	18%	15%	*	27%	28%
Cisco Systems, Inc.	12%	16%	24%	*	*
Hewlett-Packard Company	*	11%	*	11%	10%
Marconi Communications plc	*	*	13%	*	*

*	Amount was less than 10% of total

b. Segment Data

      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

      The Company derives its revenues from providing manufacturing services to major OEMs on a contract basis in various countries throughout the world. Management evaluates performance and allocates

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resources on a geographic basis. Jabil manages its business based on four geographic regions, the United States, Europe, Asia and Latin America. Accordingly, Jabil’s operating segments correspond to these four geographic regions to reflect how the Company manages its business.

      Net revenues are attributed to the region in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses and does not include research and development costs, intangible amortization, acquisition-related charges, restructuring and impairment charges, other loss (income), interest income, interest expense or income taxes. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

      The following table sets forth segment information (in thousands):

	Year Ended August 31,

Net Revenue	2004	2003	2002

United States	$970,146	$916,868	$1,396,915
Europe	2,316,034	1,616,616	665,263
Asia	1,775,377	1,164,130	639,357
Latin America	1,191,340	1,031,868	843,931

	$6,252,897	$4,729,482	$3,545,466

Depreciation Expense	2004	2003	2002

United States	$33,258	$50,588	$72,166
Europe	57,824	53,618	33,806
Asia	38,835	34,612	25,762
Latin America	37,426	39,260	32,699
Corporate	10,616	9,491	8,762

	$177,959	$187,569	$173,195

Segment Income and Reconciliation of Income Before Income Taxes	2004	2003	2002

United States	$55,259	$38,969	$71,371
Europe	158,013	103,685	55,991
Asia	116,747	100,177	55,719
Latin America	65,132	57,496	60,694
Corporate and non-allocated charges	(197,638)	(263,373)	(199,019)

Income before income taxes	$197,513	$36,954	$44,756

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment	2004	2003	2002

United States	$129,646	$139,963	$242,115
Europe	200,973	182,674	158,291
Asia	206,788	195,561	125,423
Latin America	189,280	179,297	163,914
Corporate	49,666	48,709	51,125

	$776,353	$746,204	$740,868

Total Assets	2004	2003	2002

United States	$363,920	$338,821	$564,984
Europe	1,319,187	1,465,369	745,791
Asia	896,471	837,073	440,315
Latin America	609,231	483,589	339,192
Corporate	140,547	119,893	457,624

	$3,329,356	$3,244,745	$2,547,906

Capital Expenditures	2004	2003	2002

United States	$37,809	$10,586	$10,231
Europe	71,857	35,530	20,340
Asia	49,554	47,027	17,889
Latin America	45,340	18,108	18,907
Corporate	13,181	5,964	17,943

	$217,741	$117,215	$85,310

      As noted in Note 13 — “Restructuring and Impairment Charges,” the Company implemented restructuring programs during fiscal years 2003 and 2002. There were no restructuring and impairment costs incurred during fiscal year 2004. Total restructuring and impairment costs of $85.3 million and $52.1 million were charged against earnings during fiscal years 2003 and 2002, respectively. Approximately $51.0 million, $25.1 million, $7.0 million and $2.2 million of restructuring and impairment costs were incurred during fiscal year 2003 in the United States, Europe, Asia and Latin America, respectively. Approximately $14.6 million, $27.7 million, $8.4 million and $1.4 million of restructuring and impairment costs were incurred during fiscal year 2002 in the United States, Europe, Asia and Latin America, respectively.

      The Company operates in 19 countries worldwide. Sales to unaffiliated customers are based on the Company’s manufacturing location providing services. The following table sets forth external net revenue,

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Year Ended August 31,

External Net Revenue	2004	2003	2002

Mexico	$973,696	$949,327	$797,709
United States	967,692	916,868	1,396,915
Malaysia	877,227	569,448	409,584
China	675,690	506,875	229,774
Hungary	580,171	168,202	8,051
Scotland	395,120	399,019	294,256
Other	1,783,301	1,219,743	409,177

	$6,252,897	$4,729,482	$3,545,466

Long-Lived Assets	2004	2003	2002

United States	$209,536	$216,257	$334,642
Mexico	169,553	189,078	161,473
China	167,900	138,226	29,736
Hungary	134,662	91,897	30,445
Malaysia	79,561	84,549	102,111
England	876	1,131	82,465
Other	366,691	406,385	194,443

	$1,128,779	$1,127,523	$935,315

      Total foreign source net revenue was approximately $5.3 billion, $3.8 billion and $2.1 billion for the years ended August 31, 2004, 2003 and 2002, respectively. Total long-lived assets related to the Company’s foreign operations was approximately $919.2 million, $911.3 million and $600.7 million for the years ended August 31, 2004, 2003 and 2002, respectively.

10.	Derivative Instruments and Hedging Activities

      The Company has adopted SFAS 133, as amended by SFAS 138 and SFAS 149. There were no transition amounts recorded upon adoption of SFAS 133 and its related amendments. The Company utilizes certain derivative instruments to enhance its ability to manage risk relating to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions.

a.	Foreign Currency Risk

      The Company enters into forward contracts to hedge against the impact of currency fluctuations on U.S. dollar and foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. These forward contracts are designated as cash flow hedges in accordance with SFAS 133. Accordingly, changes in the derivative fair values are deferred and recorded as

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a component of other comprehensive income until the underlying transaction is recorded in earnings. In the period in which the hedged item affects earnings, gains or losses on the derivative instrument are reclassified from other comprehensive income to the Consolidated Statement of Earnings in the same financial statement category as the underlying transaction. The Company assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

      At August 31, 2004, the Company had $131.0 million of forward contracts for various currencies. The maximum term of the forward contracts that hedged forecasted transactions was seven months. The Company recorded the change in fair value related to cash flow hedges in other comprehensive income. These contracts will expire during fiscal year 2005, with the resulting change in value being reflected in the Consolidated Statement of Earnings. At August 31, 2003, the Company had $122.3 million of forward contracts for various currencies. The maximum term of the forward contracts that hedged forecasted transactions was seven months. These contracts expired during fiscal year 2004, with the resulting change in value being reflected in the Consolidated Statement of Earnings. See Note 1(n) — “Description of Business and Summary of Significant Accounting Policies — Comprehensive Income.”

b.	Interest Rate Risk

      The Company uses an interest rate swap as part of its interest rate risk management strategy. During the fourth quarter of fiscal year 2003, Jabil entered into an interest rate swap transaction to effectively convert the fixed interest rate of its 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300.0 million, which is related to the 5.875% fixed rate, $300.0 million of public debt issued by the Company on July 21, 2003. Under the terms of the swap, Jabil will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, Jabil will receive a fixed rate of 5.875%. The swap transaction qualifies for the shortcut method of recognition under SFAS 133; therefore, no portion of the swap is treated as ineffective. At August 31, 2004, $5.6 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet.

11.	Commitments and Contingencies

a.	Lease Agreements

      The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2004 are as follows (in thousands):

Fiscal Year Ending August 31,

2005	$32,534
2006	27,761
2007	24,736
2008	17,134
2009	11,805
Thereafter	20,890

Total minimum lease payments	$134,860

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total rent expense for operating leases was approximately $43.1 million, $40.7 million and $33.2 million for the years ended August 31, 2004, 2003 and 2002 respectively.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the first quarter of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Brazil, Hong Kong/ China, Hungary, Poland and Singapore. The Company completed the purchase of three additional sites in Belgium and India during the second quarter of fiscal year 2003. The Company acquired these operations to broaden its base in the consumer electronics industry, to expand its global footprint and to strengthen its relationship with Philips. Simultaneous with the purchase, the Company entered into a four-year agreement with Philips to provide design and engineering services, new product introduction, prototype and test services, procurement and manufacturing of a wide range of assemblies for consumer products. Total consideration paid was approximately $226.3 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price for the acquired sites resulted in purchased intangibles of approximately $36.8 million and goodwill of approximately $95.7 million. The purchased intangible assets (other than goodwill) are amortized over a period of four years.

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

Fiscal Year Ended
August 31, 2003

Net revenue	$5,004,136

Income before taxes	$45,269

Net income	$48,506

Earnings per common share:
Basic	$0.24

Diluted	$0.24

      In connection acquisitions consummated in fiscal year 2003, acquisition-related costs of $1.3 million were recorded for the year ended August 31, 2004. In connection with acquisitions consummated in fiscal years 2003 and 2002, acquisition-related costs of $15.3 million were recorded for the year ended August 31, 2003. In connection with acquisitions consummated in fiscal year 2002 and 2001, acquisition-related costs of $7.6 million were recorded for the year ended August 31, 2002. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring and Impairment Charges

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

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2001 were related to the elimination of approximately 3,700 employee positions, the majority of which were engaged in direct manufacturing activities in various manufacturing facilities around the world. Lease commitments consisted primarily of future lease payments subsequent to abandonment as a result of the re-sizing of facilities and the transition of certain facilities from high volume manufacturing facilities into new customer development sites. Fixed asset impairments consisted primarily of the leasehold improvements in the facilities that were subject to restructuring.

      The table below sets forth the significant components and activity in the restructuring program during fiscal year 2001, the inception of the first restructuring program (in thousands):

		Asset
	Restructuring	Impairment		Balance at
	Related	Charge	Cash	August 31,
	Charges	(Non-Cash)	Payments	2001

Employee severance and termination benefits	$8,903	$—	$(7,931)	$972
Lease costs	5,622	—	(1,735)	3,887
Fixed asset impairment	11,465	(11,465)	—	—
Other	1,376	—	(715)	661

Total	$27,366	$(11,465)	$(10,381)	$5,520

      The macroeconomic conditions facing the Company, and the EMS industry as a whole, continued to deteriorate during fiscal year 2002, resulting in a continued decline in customer demand, additional excess production capacity and customer requirements for a shift in the Company’s geographic production footprint. As a result, additional restructuring programs were implemented during fiscal year 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities.

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

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2002 were related to the elimination of approximately 2,800 employee positions, the majority of which were engaged in direct and indirect manufacturing activities in various manufacturing facilities around the world. Lease commitment costs consisted primarily of future lease payments for facilities vacated because of the consolidation of facilities. The fixed asset impairment charge

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily resulted from a decision made to vacate several smaller facilities in the United States, Europe and Asia.

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

      The employee severance and benefit costs included in the Company’s restructuring and impairment costs recorded in fiscal year 2003 were related to the elimination of approximately 2,300 employee positions, the majority of which were engaged in direct and indirect manufacturing activities in manufacturing facilities in the United States and Europe. Lease commitment costs consist primarily of future lease payments for facilities vacated because of the closure and consolidation of facilities in the United States. The fixed asset impairment charge resulted from the closure of the Boise, Idaho and Coventry, England facilities, as well as a realignment of worldwide capacity due to the restructuring activities carried out during fiscal year 2003.

      The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2003 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	August 31,	Related	Charge	Cash	August 31,
	2002	Charges	(Non-Cash)	Payments	2003

Employee severance and termination benefits	$12,918	$29,897	$—	$(36,326)	$6,489
Lease costs	7,535	14,877	—	(7,366)	15,046
Fixed asset impairment	—	37,661	(37,661)	—	—
Other	925	2,873	—	(3,638)	160

Total	$21,378	$85,308	$(37,661)	$(47,330)	$21,695

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2004 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	August 31,	Related	Charge	Cash	August 31,
	2003	Charges	(Non-Cash)	Payments	2004

Employee severance and termination benefits	$6,489	$(14)	$—	$(5,464)	$1,011
Lease costs	15,046	—	—	(5,407)	9,639
Fixed asset impairment	—	—	—	—	—
Other	160	14	—	(130)	44

Total	$21,695	$—	$—	$(11,001)	$10,694

      As of August 31, 2004, total liabilities of $5.9 million related to these restructuring activities are expected to be paid out within the next twelve months. The remaining balance is expected to be paid out through August 31, 2006.

Note 14.	Accounts Receivable Securitization

      In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for the sale at any one time of up to $100.0 million of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million at any one time. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. The Company was in compliance with the respective covenants as of August 31, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis.

      For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

      As of August 31, 2004, the Company has sold $183.8 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $120.0 million and retained an interest in the receivables of approximately $63.8 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.8 million during the fiscal year ended August 31, 2004.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	New Accounting Pronouncements

      In December 2003, the FASB issued FASB Interpretation 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). FIN 46(R) is a revision to and supersedes FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”), which was issued in January 2003. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest entity is required to be consolidated by the company that has a majority of the exposure to expected losses of the variable interest entity. Either FIN 46 or FIN 46(R) applies to variable interest entities or potential variable interest entities commonly referred to as special purpose entities by the end of the first fiscal year or interim period ending after December 15, 2003. FIN 46(R) applies to all variable interest entities by the end of the first fiscal year or interim period ending after March 15, 2004. The adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132(R), Employer’s Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, and a revision of FASB Statement No. 132 (“FAS 132(R)”). SFAS No. 132(R) establishes additional disclosures for defined benefit pension and other postretirement plans, but does not change the measurement or recognition of pension and other postretirement benefit plans required by FAS 87, 88 and 106. SFAS 132(R) requires additional annual disclosures about the assets, obligations, cash flows, net periodic benefit cost, and requires other quantitative and qualitative information regarding defined benefit pension and other postretirement plans. It also requires quarterly disclosures of the components of the net periodic benefit cost recognized for each period presented and changes in the estimated amount of annual contributions previously disclosed for defined benefit pension and other postretirement plans. The additional disclosure requirements of SFAS No. 132(R) are effective for annual periods ending after December 15, 2003, and interim periods beginning after December 15, 2003. The Company adopted the additional disclosure requirements of SFAS No. 132(R) in the third fiscal quarter ended May 31, 2004. The adoption of the additional disclosure requirements of SFAS No. 132(R) had no impact on the Company’s financial position, results of operations or cash flows, and did not materially impact our Consolidated Financial Statements.

Note 16.	Planned Acquisition (Unaudited)

      On October 7, 2004, Philips announced a plan to sell a television assembly factory in Kwidzyn, Poland to the Company. Consummation of the acquisition is subject to approval of the relevant regulatory authorities. The Company intends to acquire these operations in an effort to broaden its operations in the consumer industry sector and further strengthen its relationship with Philips. While management currently anticipates that the transaction will close in November 2004, there is no assurance that the Company will ultimately consummate the acquisition.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ TIMOTHY L. MAIN

Timothy L. Main
President and Chief Executive Officer

Date: November 5, 2004

POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy L. Main and Forbes I.J. Alexander and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	November 5, 2004

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	November 5, 2004

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	November 5, 2004

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	November 5, 2004

By:	/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director	November 5, 2004

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	November 5, 2004

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	November 5, 2004

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	November 5, 2004

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	November 5, 2004

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
	of Period	Expenses	Write-offs	End of Period

Allowance for uncollectible accounts receivable:
Year ended August 31, 2004	$6,299	$1,039	$1,191	$6,147

Year ended August 31, 2003	$4,689	$3,227	$1,617	$6,299

Year ended August 31, 2002	$4,411	$887	$609	$4,689

		Additions	Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts	Deductions	End of Period

Valuation allowance for deferred taxes:
Year ended August 31, 2004	$2,394	$—	$1.992	$—	$4,386

Year ended August 31, 2003	$2,056	$338	$—	$—	$2,394

Year ended August 31, 2002	$2,102	$—	$—	$46	$2,056

See accompanying independent auditors’ report.

EXHIBIT INDEX

Exhibit No.	Description

3.1(4)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(4)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.
4.2(6)	—	Subordinated Debt Indenture, dated as of May 2, 2001, with respect to the Subordinated Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.3(6)	—	First Supplemental Indenture, dated as of May 2, 2001, with respect to the 1.75% Convertible Subordinated Notes, due 2021, of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.4(7)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.
4.5(11)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.
4.6(11)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.
10.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.
10.2(3)(5)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended.
10.3(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).
10.4(1)(3)	—	Form of Indemnification Agreement between Registrant and its officers and Directors.
10.5(3)(8)	—	Jabil 2002 Employment Stock Purchase Plan.
10.6(3)(17)	—	Jabil 2002 Stock Incentive Plan.
10.6.1	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement.
10.6.2	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement.
10.6.3	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate.
10.6.4	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement.
10.6.5	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement.
10.7(3)(10)	—	Stock Award Plan.
10.8(3)(12)	—	Employment Contract between the Registrant and European Chief Operating Officer dated December 1, 2002.
10.9(12)	—	364-Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.10(12)	—	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.
10.11(13)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.
10.12(16)	—	Amended and Restated Three-year Loan Agreement dated as of July 14, 2003 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

Exhibit No.	Description

10.13(3)(9)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.
10.14(14)	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks.
10.15(14)	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.
10.16(14)	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.
10.17(15)	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.
21.1	—	List of Subsidiaries.
23.1	—	Independent Auditors’ Consent.
24.1	—	Power of Attorney (See Signature page).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Indicates management compensatory plan, contractor arrangement.

(4)	Incorporated by reference to exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 3, 2001.

(7)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(9)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(10)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-54946) filed by the Registrant on February 5, 2001.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2002.

(13)	Incorporated by reference to the Registrant’s Form S-8 (File No. 106123) filed by the Registrant on June 13, 2003.

(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.

(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2004.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

(17)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-112264) filed by the Registrant on January 27, 2004.