Form 10-Q
period 2004-11-30
JABIL CIRCUIT INC
filed 2005-01-07
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

or

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
Yes ☒ No ☐

     As of December 20, 2004, there were 201,685,892 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	November 30,	August 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$619,836	$621,322
Accounts receivable, less allowance for doubtful accounts of $6,469 at November 30, 2004 and $6,147 at August 31, 2004	1,066,416	777,357
Inventories	751,127	656,681
Prepaid expenses and other current assets	85,177	70,143
Deferred income taxes	56,915	57,172

Total current assets	2,579,471	2,182,675

Property, plant and equipment, net of accumulated depreciation of $613,522 at November 30, 2004 and $571,085 at August 31, 2004	807,297	776,353
Goodwill	310,583	294,566
Intangible assets, net of accumulated amortization of $105,148 at November 30, 2004 and $94,600 at August 31, 2004	49,923	57,860
Deferred income taxes	14,572	5,923
Other assets	13,330	11,979

Total assets	$3,775,176	$3,329,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$1,966	$4,412
Accounts payable	1,213,068	937,636
Accrued expenses	253,498	213,418
Income taxes payable	11,691	3,618

Total current liabilities	1,480,223	1,159,084

Notes payable, long-term debt and long-term lease obligations, less current installments	294,993	305,194
Other liabilities	51,771	45,738

Total liabilities	1,826,987	1,510,016

Stockholders’ equity:
Common stock	202	201
Additional paid-in capital	989,149	976,129
Retained earnings	845,868	789,953
Unearned compensation	(10,048)	—
Accumulated other comprehensive income	123,018	53,057

Total stockholders’ equity	1,948,189	1,819,340

Total liabilities and stockholders’ equity	$3,775,176	$3,329,356

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2004	2003
Net revenue	$1,833,375	$1,508,994
Cost of revenue	1,678,517	1,375,545

Gross profit	154,858	133,449
Operating expenses:
Selling, general and administrative	68,089	66,009
Research and development	5,919	2,906
Amortization of intangibles	10,545	10,159
Acquisition-related charges	—	1,339

Operating income	70,305	53,036
Interest income	(1,865)	(1,656)
Interest expense	5,386	4,760

Income before income taxes	66,784	49,932
Income tax expense	10,869	7,436

Net income	$55,915	$42,496

Earnings per share:
Basic	$0.28	$0.21

Diluted	$0.27	$0.20

Common shares used in the calculations of earnings per share:
Basic	201,467	199,626

Diluted	205,843	213,940

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended
	November 30, 2004	November 30, 2003
Net income	$55,915	$42,496

Other comprehensive income (loss):
Foreign currency translation adjustment	70,821	24,509
Change in fair market value of derivative instruments, net of tax	(860)	772

Comprehensive income	$125,876	$67,777

     Accumulated foreign currency translation gains were $123.6 million at November 30, 2004 and $52.8 million at August 31, 2004. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2004	2003
Cash flows from operating activities:
Net income	$55,915	$42,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,717	56,328
Recognition of deferred grant proceeds	(300)	(412)
Amortization of deferred stock compensation	295	—
Deferred income taxes	(4,750)	(5,863)
Provision for doubtful accounts	557	382
(Gain)/loss on sale of property	(830)	1,633
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	(148,951)	(87,236)
Inventories	(73,373)	(68,797)
Prepaid expenses and other current assets	5,527	(13,847)
Other assets	(999)	(1,175)
Accounts payable and accrued expenses	135,617	149,663
Income taxes payable	5,437	3,665

Net cash provided by operating activities	27,862	76,837

Cash flows from investing activities:
Net cash paid for business acquisitions	—	(689)
Acquisition of property, plant and equipment	(55,784)	(40,806)
Proceeds from sale of property and equipment	8,635	2,319

Net cash used in investing activities	(47,149)	(39,176)

Cash flows from financing activities:
Payments on notes payable, long- term debt and long-term lease obligations	(10,769)	(118)
Net proceeds from issuance of common stock under option and employee purchase plans	2,678	7,399

Net cash (used in)/provided by financing activities	(8,091)	7,281

Effect of exchange rate changes on cash	25,892	3,990

Net (decrease)/increase in cash and cash equivalents	(1,486)	48,932
Cash and cash equivalents at beginning of period	621,322	699,748

Cash and cash equivalents at end of period	$619,836	$748,680

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2004. Operating results for the three-month period ended November 30, 2004 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2005.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2004	2004
Raw materials	$490,820	$441,968
Work-in-process	157,097	133,005
Finished goods	103,210	81,708

Total inventories	$751,127	$656,681

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	November 30,	November 30,
	2004	2003
Numerator:
Net income	$55,915	$42,496
Interest expense on convertible debt, net of tax	—	942

Adjusted net income	$55,915	$43,438

Denominator:
Weighted-average common shares outstanding – basic	201,467	199,626
Dilutive common shares issuable upon exercise of stock options	3,951	5,907
Dilutive unvested common shares associated with restricted stock awards	425	—
Dilutive common shares issuable upon conversion of convertible notes	—	8,407

Weighted average common shares – diluted	205,843	213,940

	Three months ended
	November 30,	November 30,
	2004	2003
Earnings per share:
Basic	$0.28	$0.21

Diluted	$0.27	$0.20

     For the three months ended November 30, 2004, options to purchase 7,368,992 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three months ended November 30, 2003, options to purchase 624,196 shares of common stock were excluded for the same reason.

     The computation of diluted earnings per share for the three months ended November 30, 2003 included 8,406,960 shares of common stock previously issuable upon the conversion of the Company’s then outstanding $345.0 million, 20-year, 1.75% convertible subordinated notes (“Convertible Notes”), as their effect would have been dilutive. The computation of diluted earnings per share for the three months ended November 30, 2003 also included the elimination of $0.9 million in interest expense, net of tax, on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been dilutive. The Convertible Notes were extinguished in the third quarter of fiscal year 2004. For further discussion of the Convertible Notes, refer to Note 5 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Note 4. Stock-Based Compensation

     At November 30, 2004, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock awards to eligible employees; and for employee purchase of common stock pursuant to the stock purchase plan.

a. Stock Options and Employee Stock Purchase Plan

     No stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans, as all options granted had an exercise price at least equal to the fair market value of shares of common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended
	November 30,	November 30,
	2004	2003
	(Unaudited)	(Unaudited)
Reported net income	$55,915	$42,496
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(10,930)	(10,000)

Pro forma net income for calculation of basic earnings per share	$44,985	$32,496
Interest expense on convertible debt, net of tax	—	942

Adjusted pro forma net income for calculation of diluted earnings per share	$44,985	$33,438

Earnings per share:
Reported earnings per share - basic	$0.28	$0.21

Pro forma earnings per share - basic	$0.22	$0.16

Reported earnings per share - diluted	$0.27	$0.20

Pro forma earnings per share - diluted	$0.22	$0.16

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant and to estimate the value of common stock related to the employee stock purchase plan. The following weighted-average assumptions were used in the model for the three months ended November 30, 2004 and 2003:

	Three months ended
	November 30,	November 30,
	2004	2003
Stock Option Plans
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.5%	3.4%
Expected volatility	72.5%	87.7%
Expected life	5 years	5 years

	Three months ended
	November 30,	November 30,
	2004	2003
Employee Stock Purchase Plans
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	1.8%
Expected volatility	39.1%	66.2%
Expected life	0.5 years	0.5 years

b. Restricted Stock Awards

     During the first quarter of fiscal year 2005, the Company granted unvested common stock awards (“restricted stock”) to key employees pursuant to the Jabil Circuit, Inc. 2002 Stock Incentive Plan. The awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the vesting period. Shares awarded during the first quarter of fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. At November 30, 2004, $10.0 million of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the restricted stock awards. For the three months ended November 30, 2004, the Company recorded $0.2 million of stock-based compensation expense in selling, general and administrative expense related to the restricted stock awards.

Note 5. Segment Information

     The Company derives its revenues from providing manufacturing services to major original equipment manufacturers (“OEMs”) on a contract basis in various countries throughout the world. Management evaluates performance and allocates resources on a geographic basis. Prior to the first quarter of fiscal year 2005, Jabil managed its business based on four geographic regions, the United States, Europe, Asia and Latin America. In the first quarter of fiscal year 2005, the Company realigned its organizational structure to manage the United States and Latin America as one geographic region, the Americas. Accordingly, Jabil’s operating segments now consist of three geographic regions – Americas, Europe and Asia – to reflect how the Company manages its business.

     Revenues are attributed to the region in which the product is manufactured. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments.

An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, acquisition-related charges, restructuring and impairment charges, other loss (income), interest income, interest expense or income taxes. The Company does not allocate corporate selling, general and administrative expenses to its segments, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

     The following table sets forth segment information (in thousands):

	Three months ended
	November 30,	November 30,
	2004	2003
Net revenue
Americas	$643,127	$471,346
Europe	720,511	612,752
Asia	469,737	424,896

	$1,833,375	$1,508,994

	2004	2003
Depreciation expense
Americas	$17,654	$18,978
Europe	11,985	15,309
Asia	10,713	9,553
Corporate	2,820	2,329

	$43,172	$46,169

	2004	2003
Segment income and reconciliation of income before income taxes
Americas	$40,192	$23,049
Europe	52,363	47,331
Asia	27,787	30,598
Corporate and non-allocated charges	(53,558)	(51,046)

Income before income taxes	$66,784	$49,932

	2004	2003
Capital expenditures
Americas	$26,476	$12,194
Europe	15,126	20,886
Asia	8,812	6,036
Corporate	5,370	1,690

	$55,784	$40,806

	November 30,	August 31,
	2004	2004
Property, plant and equipment, net
Americas	$323,003	$318,926
Europe	226,231	200,973
Asia	205,916	206,788
Corporate	52,147	49,666

	$807,297	$776,353

Total assets
Americas	$1,034,966	$973,151
Europe	1,626,507	1,319,187
Asia	978,091	896,471
Corporate	135,612	140,547

	$3,775,176	$3,329,356

     Foreign source revenue represented 86.2% of net revenue for the three months ended November 30, 2004 compared to 87.6% for the three months ended November 30, 2003.

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

Note 7. Restructuring and Impairment Charges

     During fiscal year 2001, a global economic downturn resulted in excess production capacity and a decline in customer demand for the Company’s services. As a result, during the third quarter of fiscal year 2001, the Company implemented a restructuring program to reduce its cost structure. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities from high volume manufacturing facilities into new customer development sites. During fiscal year 2001, the Company charged $27.4 million of restructuring and impairment costs against earnings.

     The macroeconomic conditions facing the Company, and the electronic manufacturing services (“EMS”) industry as a whole, continued to deteriorate during fiscal year 2002, resulting in a continued decline in customer demand, additional excess production capacity, and customer requirements for a shift in the Company’s geographic production footprint. As a result, additional restructuring programs were implemented during fiscal year 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities. During fiscal year 2002, the Company charged $52.1 million of restructuring and impairment costs against earnings.

     During fiscal year 2003, the geographic production demands of the Company’s customers continued to shift. In addition to carrying out a worldwide realignment of capacity and consolidating existing facilities, the Company closed manufacturing operations in Boise, Idaho and Coventry, England. As a result, the Company charged $85.3 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs, costs related to lease commitments, fixed asset impairments and other restructuring costs, primarily related to professional fees incurred in connection with the restructuring activities. For further discussion of the Company’s historical restructuring activities, refer to Note 13 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

     There were no restructuring charges incurred during the three months ended November 30, 2004 and 2003. The table below sets forth the significant components and activity in the remaining restructuring liability during the three months ended November 30, 2004 (in thousands):

	Balance at August 31,	Cash	Balance at November 30,
	2004	Payments	2004
Employee severance and termination benefits	$1,011	$(276)	$735
Lease costs	9,639	(1,151)	8,488
Other	44	—	44

Total	$10,694	$(1,427)	$9,267

     At November 30, 2004, liabilities of $5.7 million, primarily for severance and benefit costs related to the remaining restructuring activities and lease commitment costs, are expected to be paid within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid through August 31, 2006.

Note 8. Goodwill and Other Intangible Assets

     The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal 2004 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 5 – “Segment Information,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill in connection with its adoption of SFAS 142.

     All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from Royal Philips Electronics (“Philips”) in November 2004. See Note 9 – “Business Acquisitions” for further discussion of this acquisition. The following tables present the Company’s total purchased intangible assets at November 30, 2004 and August 31, 2004 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
November 30, 2004	Amount	Amortization	Amount
Contractual agreements	$154,271	$(104,641)	$49,630
Patents	800	(507)	293

Total	$155,071	$(105,148)	$49,923

	Gross Carrying	Accumulated	Net Carrying
August 31, 2004	Amount	Amortization	Amount
Contractual agreements	$151,660	$(94,113)	$57,547
Patents	800	(487)	313

Total	$152,460	$(94,600)	$57,860

     Intangible asset amortization for the three months ended November 30, 2004 and 2003 was approximately $10.5 million and $10.2 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2005 (remaining nine months)	$25,872
2006	15,668
2007	5,836
2008	2,547

Total	$49,923

     The following table presents the changes in goodwill allocated to the reportable segments during the three months ended November 30, 2004 (in thousands):

	Balance at		Foreign	Balance at
	August 31,		Currency	November 30,
Reportable Segment	2004	Acquired	Impact	2004
Americas	$61,220	$—	$1,044	$62,264
Europe	195,499	1,327	12,632	209,458
Asia	37,847	—	1,014	38,861

Total	$294,566	$1,327	$14,690	$310,583

Note 9. Business Acquisitions

     The Company has made a number of acquisitions that were accounted for under the purchase method of accounting. Accordingly, the operating results of each acquired business are included in the Consolidated Financial Statements of the Company from the respective date of acquisition. In accordance with SFAS 142, goodwill related to the Company’s business acquisitions is not being amortized and will be tested for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

     On November 29, 2004, the Company purchased certain television assembly operations of Philips in Kwidzyn, Poland. The Company acquired these operations in an effort to broaden its operations in the consumer industry sector and further strengthen its relationship with Philips. Simultaneous with the purchase, the Company amended its previously existing supply agreement with Philips to include the acquired operations. The acquisition was accounted for under the purchase method of accounting. Total consideration paid, in the form of an interest bearing obligation settled December 14, 2004, was approximately $19.4 million, based on foreign currency rates in effect at the date of the acquisition. Based on management’s preliminary valuation, the purchase price resulted in goodwill of approximately $1.3 million. A third-party valuation of the acquired operations is in process and is expected to be completed no later than the first quarter of fiscal year 2006.

     Pro-forma results of operations, in respect to the acquisition described above, have not been presented because the effect of this acquisition was not material.

     There were no acquisition-related costs recorded for the three months ended November 30, 2004. In connection with the acquisitions of certain operations of Philips and NEC Corporation (“NEC”), acquisition-related costs of $1.3 million were recorded for the three months ended November 30, 2003. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

Note 10. Accounts Receivable Securitization

     In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for the sale at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million at any one time. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. The Company was in compliance with the respective covenants at November 30, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis.

     For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

     At November 30, 2004, the Company has sold $188.7 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $120.0 million and retained an interest in the receivables of approximately $68.7 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.6 million during the three months ended November 30, 2004.

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

     During the fourth quarter of fiscal year 2002, the Company purchased operations in Brest and Meung-sur-Loire, France from Alcatel Business Systems and Valeo S.A., respectively. During the first and second quarters of fiscal year 2003, the Company purchased certain operations of Philips in Austria, Belgium, Brazil, Hong Kong/China, Hungary, India, Poland and Singapore. During the fourth quarter of fiscal year 2003, the Company purchased certain operations of NEC in Japan. These acquisitions included the assumption of certain unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition, the Company also assumed certain post-retirement medical benefit plans.

     The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the three-month period indicated (in thousands of dollars):

	Three months ended
	November 30,	November 30,
	2004	2003
Service cost	$341	$401
Interest cost	1,185	1,019
Expected long-term return on plan assets	(1,097)	(986)
Net curtailment (gain)/loss	—	—
Recognized actuarial loss	21	107

Net periodic benefit cost	$450	$541

     For the three months ended November 30, 2004, the Company has made contributions of approximately $0.2 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2005 contributions to approximate $0.8 million to $1.0 million.

     The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the three-month period indicated (in thousands of dollars):

	Three months ended
	November 30,	November 30,
	2004	2003
Service cost	$33	$13
Interest cost	13	8
Expected long-term return on plan assets	—	—
Net curtailment (gain)/loss	—	—
Recognized actuarial loss	—	—

Net periodic benefit cost	$46	$21

Note 12. New Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

     References in this report to “the Company”, “Jabil”, “we”, ”our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements: business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy, variability of operating results, our dependence on a limited number of major customers, the potential consolidation of our customer base, availability of components, dependence on certain industries, seasonality, variability of customer requirements, our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions, our ability to take advantage of our restructuring to improve utilization and realize savings, other economic, business and competitive factors affecting our customers, our industry and business generally and other factors that we may not have currently identified or quantified. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Factors Affecting Future Results” below, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2004, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are one of the leading worldwide independent providers of electronic manufacturing services (“EMS”). We design and manufacture electronic circuit board assemblies and systems for major original equipment manufacturers (“OEMs”) in the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage, and telecommunications industries. We offer our customers significant turnkey EMS solutions that are responsive to their outsourcing needs. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Currently, our largest customers include Agilent Technologies, Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Marconi Communications plc, NEC Corporation, Nokia Corporation, Quantum Corporation, Royal Philips Electronics (“Philips”), and Valeo S.A.

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

• systems assembly and direct order fulfillment; and

• repair and warranty.

     We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Ukraine and the United States. Our parallel global production strategy provides our customers with the benefits of improved supply-chain management, reduced inventory obsolescence, lowered transportation costs and reduced product fulfillment time. We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Prior to the first quarter of fiscal year 2005, we managed our business based on four geographic regions, the United States, Europe, Asia and Latin America. In the first quarter of fiscal year 2005, we realigned our organizational structure to manage the Unites States and Latin America as one geographic region, the Americas. Accordingly, our operating segments now consist of three geographic regions – Americas, Europe and Asia – to reflect how we manage our business.

     The EMS industry experienced rapid change and growth over most of the past decade as an increasing number of OEMs have chosen to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the EMS industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Our restructuring activities included reductions in workforce, closure and re-sizing of certain facilities and the transition of certain facilities into new customer development sites. Additionally, we have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. Industry revenues have slowly increased over the last year as customer production requirements generally began to stabilize and OEMs continue to turn to outsourcing versus internal manufacturing.

Summary of Results

     Net revenue for the first quarter of fiscal year 2005 increased 21.5% to $1.8 billion compared to $1.5 billion for the same period of fiscal year 2004. Our sales levels during the first quarter of fiscal year 2005 improved across all industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertically integrated OEMs continue to convert to an outsource model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and repair.

     The following table sets forth, for the three-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30,	November 30,
	2004	2003
Net revenue	$1,833,375	$1,508,994
Gross profit	$154,858	$133,449
Operating income	$70,305	$53,036
Net income	$55,915	$42,496
Basic earnings per share	$0.28	$0.21
Diluted earnings per share	$0.27	$0.20

Key Performance Indicators

     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	November 30,	August 31,	May 31,	February 29,
	2004	2004	2004	2004
Sales cycle	28 days	26 days	26 days	26 days
Inventory turns	9 turns	9 turns	9 turns	8 turns

Days in accounts receivable	52 days	43 days	40 days	42 days
Days in inventory	40 days	40 days	40 days	45 days
Days in accounts payable	64 days	57 days	54 days	61 days

     The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have increased nine days to 52 days during the three months ended November 30, 2004 from the prior sequential quarter. This increase resulted primarily from the assumption of six days of receivables in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005. The remainder of the increase reflects longer payment terms associated with our consumer industry sector, which experiences seasonal high revenue levels in the first quarter of our fiscal year, partially offset by the sale of approximately one day of receivables to a non-related third party. Days in inventory remained constant at 40 days during the three months ended November 30, 2004 from the prior sequential quarter. Inventory turns have remained constant at nine during the three months ended November 30, 2004 from the prior sequential quarter, which is in line with the consistency in inventory days. Days in accounts payable have increased seven days to 64 days during the three months ended November 30, 2004 from the prior sequential quarter. This increase resulted primarily from the assumption of six days of payables in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005.

Critical Accounting Policies and Estimates

     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

     We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2004 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 – “Segment Information” to the Condensed Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges

     We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 - “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Pension and Postretirement Benefits

     We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 11 – “Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

Income Taxes

     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 6 – “Income Taxes” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2004	2003
Net revenue	100.0%	100.0%
Cost of revenue	91.6%	91.2%

Gross profit	8.4%	8.8%

	Three months ended
	November 30,	November 30,
	2004	2003
Operating expenses:
Selling, general and administrative	3.7%	4.4%
Research and development	0.3%	0.2%
Amortization of intangibles	0.6%	0.6%
Acquisition-related charges	0.0%	0.1%

Operating income	3.8%	3.5%

Interest income	(0.1)%	(0.1)%
Interest expense	0.3%	0.3%

Income before income taxes	3.6%	3.3%

Income tax expense	0.6%	0.5%

Net income	3.0%	2.8%

     Net Revenue. Our net revenue for the three months ended November 30, 2004 increased 21.5% to $1.8 billion, from $1.5 billion for the three months ended November 30, 2003. The increase for the three months ended November 30, 2004 from the same period of the previous fiscal year was due to increased sales levels across all industry sectors. Specific increases include a 64% increase in the sale of instrumentation and medical products; a 19% increase in the sale of consumer products; a 50% increase in the sale of peripheral products; a 15% increase in the sale of computing and storage products; a 10% increase in the sale of networking products; a 10% increase in the sale of automotive products; and a 3% increase in the sale of telecommunications products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical OEMs are electing to outsource their production in these areas. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector.

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

	Three months ended
	November 30,	November 30,
	2004	2003
Automotive	7%	8%
Computing and Storage	12%	13%
Consumer	31%	31%
Instrumentation and Medical	14%	10%
Networking	16%	18%
Peripherals	7%	6%
Telecommunications	9%	10%
Other	4%	4%

Total	100%	100%

     Foreign source revenue remained relatively consistent, representing 86.2% of net revenue for the three months ended November 30, 2004. This is compared to 87.6% for the three months ended November 30, 2003.

We expect our foreign source revenue to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions.

     Gross Profit. Gross profit decreased to 8.4% of net revenue for the three months ended November 30, 2004, from 8.8% of net revenue for the three months ended November 30, 2003. The percentage decrease for the three months ended November 30, 2004 versus the same periods of fiscal year 2003 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions.

     In absolute dollars, gross profit for the three months ended November 30, 2004 increased $21.4 million versus the same period of fiscal 2004 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2004 increased to $68.1 million (3.7% of net revenue) compared to $66.0 million (4.4% of net revenue) for the three months ended November 30, 2003. The absolute dollar increase for the three months ended November 30, 2004 was primarily due to a realignment of our organizational structure into three regional operating segments and costs related to compliance with the Sarbanes-Oxley Act of 2002. The decrease as a percentage of net revenue for the three months ended November 30, 2004 was primarily due to the increased revenue base.

     Research and Development. Research and development expenses for the three months ended November 30, 2004 increased to $5.9 million (0.3% of net revenue) from $2.9 million (0.2% of net revenue) for the three months ended November 30, 2003. The increase is attributed to growth in our product development activities related to new reference designs, including network infrastructure systems, handset convergent devices, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process.

     Amortization of Intangibles. We recorded $10.5 million of amortization of intangible assets for the three months ended November 30, 2004 as compared to $10.2 million for the three months ended November 30, 2003. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

     Restructuring and Impairment Charges. There were no restructuring charges incurred during the three months ended November 30, 2004 and 2003. As of November 30, 2004, liabilities related to restructuring activities carried out prior to August 31, 2003 total approximately $9.3 million. Approximately $5.7 million of this total is expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities and lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

     The historical restructuring programs discussed in Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements have allowed us to align our production capacity and shift our geographic footprint to meet current customer requirements. We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. A change in any of these factors could result in additional restructuring and impairment charges in the future.

     Interest Income. Interest income increased slightly to $1.9 million for the three months ended November 30, 2004, respectively, from $1.7 million for the three months ended November 30, 2003. The increase was primarily due to higher interest yields on cash deposits and short-term investments.

     Interest Expense. Interest expense increased to $5.4 million for the three months ended November 30, 2004 from $4.8 million for the three months ended November 30, 2003. The increase was primarily a result of higher base interest rates related to our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”), as we have an interest rate swap in place that effectively converts the fixed interest rate of the Senior Notes to a variable rate. The increase was partially offset by the redemption of our Convertible Notes in May 2004.

     Income Taxes. Income tax expense reflects an effective tax rate of 16.3% for the three months ended November 30, 2004 as compared to an effective rate of 14.9% for the three months ended November 30, 2003. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. As the proportion of our income derived from foreign sources has increased, our effective tax rate, excluding the impact of restructuring charges, has decreased. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Ukraine and Hungary that expire at various dates through 2012. Such tax holidays are subject to conditions with which we expect to continue to comply.

Acquisitions and Expansion

     We have made a number of acquisitions that were accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Factors Affecting Future Results – We may not achieve expected profitability from our acquisitions.” For further discussion of our acquisitions, see Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements and Note 12 – “Business Acquisitions” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Seasonality

     Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which includes a majority of the holiday selling season. Therefore, quarterly and year-to-date results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Liquidity and Capital Resources

     At November 30, 2004, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three months ended
	November 30,	November 30,
	2004	2003
Net cash provided by operating activities	$27,862	$76,837
Net cash used in investing activities	(47,149)	(39,176)
Net cash (used in) provided by financing activities	(8,091)	7,281
Effect of exchange rate changes on cash	25,892	3,990

Net (decrease) increase in cash and cash equivalents	$(1,486)	$48,932

     We generated $27.9 million of cash from operating activities for the three months ended November 30, 2004. This consisted primarily of $55.9 million of net income, $53.7 million of non-cash depreciation and amortization charges, and $135.6 million of increases in accounts payable and accrued expenses, offset by $149.0 million of increases in accounts receivable and $73.4 million of increases in inventories. The increase in accounts payable was due to increased emphasis on cash management to match longer customer payment terms in Europe and higher inventory levels. The increase in the accounts receivable balance was due primarily to the increased revenue base, partially offset by the sale of $22.5 million of receivables to a non-related third party. Inventory levels increased during the three months ended November 30, 2004 to meet forecasted December demand from consumer-related products.

     Net cash used in investing activities of $47.1 million for the three months ended November 30, 2004 primarily consisted of our capital expenditures of $55.8 million for manufacturing and computer equipment to support our ongoing business. These expenditures were offset by $8.6 million of proceeds from the sale of property and equipment.

     Net cash used in financing activities of $8.1 million for the three months ended November 30, 2004 resulted from payments on long-term debt and capital lease obligations, which included approximately $10.6 million, based on currency exchange rates at the payment date, paid to reduce the outstanding balance of our five-year term loan for a Japanese subsidiary with a Japanese bank. These payments were partially offset by $2.7 million net proceeds for the three-month period from the issuance of common stock under option plans.

     During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33-1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service and Moody’s Investor Service. As of November 30, 2004, the interest spread on the Amended Revolver was 1.325%. The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants at November 30, 2004. At November 30, 2004, there were no borrowings outstanding on the Amended Revolver.

     On December 2, 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.8 million based on currency exchange rates at November 30, 2004) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2005 and any outstanding borrowings are then due and payable. At November 30, 2004, there were no borrowings outstanding under this facility.

     During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for the sale at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million at any one time. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. We were in compliance with the respective covenants at November 30, 2004. The securitization agreement expires in February 2005 and may be extended on an annual basis. We plan to renew this facility in the second quarter of fiscal year 2005. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of November 30, 2004, we have sold $188.7 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $120.0 million and retained an interest in the receivables of approximately $68.7 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.6 million during the three months ended November 30, 2004.

     During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 2.25%. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At November 30, 2004, there were $75.0 thousand of borrowings outstanding under this facility.

     We currently believe that during the next twelve months, our capital expenditures will be in the range of $180.0 million to $200.0 million, principally for machinery and equipment, and expansion in China, Eastern Europe and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements at November 30, 2004 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
Long-term debt and capital lease obligations	$296,959	$1,966	$3,268	$728	$290,997
Operating leases	142,421	33,370	56,396	33,687	18,968

Total contractual cash obligations	$439,380	$35,336	$59,664	$34,415	$309,965

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

     We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. The EMS industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing manufacturing services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the manufacturing services provided by us, our operating results and financial condition would be adversely affected. See “Business — Customers and Marketing” of our 2004 Annual Report on Form 10-K for the fiscal year ended August 21, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. In addition, in recent years, original design manufacturers, or “ODMs”, companies that provide design and manufacturing services to OEMs, have significantly increased their share of outsourced manufacturing services provided to OEMs in several markets, such as notebook and desktop computers, personal computer motherboards, and consumer electronic products. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into or beyond these markets. See “Business — Competition” of our 2004 Annual Report on Form 10-K for the fiscal year ended August 21, 2004.

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

     We derived 86.2% of revenues from international operations for the three months ended November 30, 2004 compared to 87.6% for the three months ended November 30, 2003. We expect our revenues from international operations to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen, China; Coventry, England; Brest and Meung-sur-Loire, France;

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

     Our turnkey solutions products may compete against the products of ODMs and those of OEMs, many of whom may own the intellectual property rights underlying those products. As a result, we could become subject to claims of intellectual property infringement. Additionally, customers for our turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

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

     At November 30, 2004, our executive officers, directors and certain of their family members collectively beneficially owned 18.4% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 12.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

     We have the ability to borrow approximately $400.0 million under our Amended Revolver. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

     Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior earnings and unproven product markets increase our credit risk, especially in accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk exists for any new emerging company customers in the future.

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

     There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under such plans be treated as compensation expense using the fair value method. This amendment will be effective for our first quarter of fiscal year 2006. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. For discussion of our employee stock option and employee stock purchase plans, see Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements.

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

     The aggregate notional amount of outstanding contracts at November 30, 2004 was $137.2 million. The fair value of these contracts amounted to $1.6 million and was recorded as a net asset on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with nine months being the maximum term of the contracts outstanding at November 30, 2004. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Swedish krona, Swiss francs, and U.S. dollars.

Interest Rate Risk

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2004, the outstanding amount in the investment portfolio was $30.5 million, comprised mainly of money market funds with an average return of 1.55%.

     We have issued our Senior Notes with a principal maturity of $300.0 million due in July 2010. The Senior Notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300.0 million. Under the terms of the swap, we will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we will receive a payment based on a fixed rate of 5.875%. At November 30, 2004, $8.5 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Condensed Consolidated Balance Sheet.

     We pay interest on outstanding borrowings under our Amended Revolver and our 0.6 million JPY credit facility at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these revolving credit facilities at November 30, 2004.

     See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Factors Affecting Future Results – We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and – An adverse change in the interest rates for our borrowings could adversely affect our financial condition.”

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5: OTHER INFORMATION

     (a) None.

     (b) Adoption of Procedures by which Stockholders may recommend nominees to the Board of Directors

     In October 2004, Jabil’s Nominating and Corporate Governance Committee (the “Committee”) adopted new procedures by which its stockholders may recommend nominees to its Board of Directors. For each annual meeting of stockholders, the Committee will accept for consideration only one recommendation from any stockholder or affiliated group of stockholders. An affiliated group of stockholders means stockholders constituting a group under SEC Regulation 13D. While the Committee has not established a minimum number of shares that a stockholder must own in order to present a nominating recommendation for consideration, or a minimum length of time during which the stockholder must own its shares, the Committee will take into account the size and duration of a recommending stockholder’s ownership interest in Jabil. The Committee will only consider recommendations of nominees who satisfy the minimum qualifications prescribed from time to time by the Committee or the full Board of Directors for board candidates, including that a director must represent the interests of all stockholders and not serve for the purpose of favoring or advancing the interests of any particular stockholder group or other constituency.

     All stockholder nominations must be submitted within the time permitted for submission of a stockholder proposal for inclusion in Jabil’s proxy statement for the subject annual meeting. Any stockholder nominations proposed for consideration by the Committee should be in writing, addressed to:

The Nominating and Corporate Governance Committee
c/o Jabil’s Corporate Secretary
Jabil Circuit, Inc.
10560 Dr. Martin Luther King, Jr. Street North,
St. Petersburg, FL 33716.

     All stockholder nominations must be made by mail, courier or personal delivery. E-mailed submissions will not be considered. If a recommendation is submitted by a group of two or more stockholders, the information regarding recommending stockholders must be submitted with respect to each stockholder in the group. Acceptance of a recommendation for consideration does not imply that the Nominating and Corporate Governance Committee will nominate the recommended candidate.

     All stockholder nominations must include the following information concerning each recommending stockholder:

(1) The name and address, including telephone number, of the recommending stockholder;

(2) The number of Jabil’s shares owned by the recommending stockholder and the time period for which such shares have been held;

(3) If the recommending stockholder is not a stockholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the stockholder and a statement from the recommending stockholder of the length of time that the shares have been held. (Alternatively, the stockholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the stockholder, together with a statement of the length of time that the shares have been held); and

(4) A statement from the stockholder as to whether the stockholder has a good faith intention to continue to hold the reported shares through the date of Jabil’s next annual meeting of stockholders.

All stockholder nominations must include the following information concerning the proposed nominee:

(1) the information required by Item 401 of SEC Regulation S-K (generally providing for disclosure of the name, address, any arrangements or understanding regarding nomination and five-year business experience of the proposed nominee, as well as information regarding certain types of legal proceedings within the past five years involving the nominee);

(2) the information required by Item 403 of SEC Regulation S-K (generally providing for disclosure regarding the proposed nominee’s ownership of securities of Jabil);

(3) the information required by Item 404 of SEC Regulation S-K (generally providing for disclosure of transactions between Jabil and the proposed nominee valued in excess of $60,000 and certain other types of business relationships with Jabil);

(4) a description of the relationships between the proposed nominee and the recommending stockholder and any agreements or understandings between the recommending stockholder and the nominee regarding the nomination;

(5) a description of all relationships between the proposed nominee and any of Jabil’s competitors, customers, suppliers, labor unions or other persons with special interests regarding Jabil known to the recommending stockholder or director in Jabil’s filings with the SEC;

(6) a statement supporting the nominating stockholder’s view that the proposed nominee possesses the minimum qualifications prescribed by the Nominating and Corporate Governance Committee for nominees or directors from time to time, including those that may be set forth in Jabil’s Corporate Governance Guidelines, and briefly describing the contributions that the nominee would be expected to make to the Board of Directors and to the governance of Jabil;

(7) a statement as to whether, in the view of the nominating stockholder, the nominee, if elected, would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of Jabil; and

(8) the consent of the proposed nominee to be interviewed by the Nominating and Corporate Governance Committee, if the Nominating and Corporate Governance Committee chooses to do so in its discretion (and the recommending stockholder must furnish the proposed nominee’s contact information for this purpose), and, if nominated and elected, to serve as a director of Jabil.

Item 6: EXHIBITS

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

Jabil Circuit, Inc.
Registrant

Date: January 7, 2005	By: /s/ Timothy L. Main
Timothy L. Main
President/CEO

Date: January 7, 2005	By: /s/ Forbes I.J. Alexander
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.