Form 10-Q
period 2005-02-28
JABIL CIRCUIT INC
filed 2005-04-08
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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
Yes ☑ No ☐

As of March 21, 2005, there were 202,314,860 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	February 28,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$779,776	$621,322
Accounts receivable, less allowance for doubtful accounts of $6,496 at February 28, 2005 and $6,147 at August 31, 2004	795,432	777,357
Inventories	677,087	656,681
Prepaid expenses and other current assets	80,562	70,143
Deferred income taxes	51,971	57,172

Total current assets	2,384,828	2,182,675

Property, plant and equipment, net of accumulated depreciation of $655,229 at February 28, 2005 and $571,085 at August 31, 2004	803,734	776,353
Goodwill	310,606	294,566
Intangible assets, net of accumulated amortization of $115,513 at February 28, 2005 and $94,600 at August 31, 2004	42,334	57,860
Deferred income taxes	23,571	5,923
Other assets	13,664	11,979

Total assets	$3,578,737	$3,329,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$644	$4,412
Accounts payable	1,009,467	937,636
Accrued expenses	195,535	213,418
Income taxes payable	10,699	3,618

Total current liabilities	1,216,345	1,159,084

Notes payable, long-term debt and long-term lease obligations, less current installments	289,888	305,194
Other liabilities	51,785	45,738

Total liabilities	1,558,018	1,510,016

Stockholders’ equity:
Common stock	202	201
Additional paid-in capital	1,001,072	976,129
Retained earnings	891,915	789,953
Unearned compensation	(9,524)	—
Accumulated other comprehensive income	137,054	53,057

Total stockholders’ equity	2,020,719	1,819,340

Total liabilities and stockholders’ equity	$3,578,737	$3,329,356

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net revenue	$1,716,006	$1,491,876	$3,549,381	$3,000,870
Cost of revenue	1,575,555	1,360,549	3,254,072	2,736,094

Gross profit	140,451	131,327	295,309	264,776
Operating expenses:
Selling, general and administrative	66,137	65,986	134,226	131,995
Research and development	6,175	3,184	12,094	6,090
Amortization of intangibles	10,365	11,952	20,910	22,111
Acquisition-related charges	—	—	—	1,339

Operating income	57,774	50,205	128,079	103,241
Interest income	(2,928)	(1,815)	(4,793)	(3,471)
Interest expense	5,682	4,776	11,068	9,536

Income before income taxes	55,020	47,244	121,804	97,176
Income tax expense	8,973	7,229	19,842	14,665

Net income	$46,047	$40,015	$101,962	$82,511

Earnings per share:
Basic	$0.23	$0.20	$0.51	$0.41

Diluted	$0.22	$0.19	$0.49	$0.39

Common shares used in the calculations of earnings per share:
Basic	201,930	200,267	201,699	199,946

Diluted	206,459	214,738	206,112	214,413

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net income	$46,047	$40,015	$101,962	$82,511

Other comprehensive income (loss):
Foreign currency translation adjustment	14,774	13,383	85,595	37,892
Change in fair market value of derivative instruments, net of tax	(738)	445	(1,598)	1,217

Comprehensive income	$60,083	$53,843	$185,959	$121,620

     Accumulated foreign currency translation gains were $138.4 million at February 28, 2005 and $52.8 million at August 31, 2004. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net income	$101,962	$82,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,924	110,986
Recognition of deferred grant proceeds	(599)	(824)
Amortization of deferred stock compensation	805	—
Deferred income taxes	(8,497)	(1,513)
Provision for doubtful accounts	689	74
Tax benefit of options exercised	3,913	—
(Gain)/loss on sale of property	(648)	1,245
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	124,463	94,825
Inventories	1,793	(151,557)
Prepaid expenses and other current assets	11,591	(37,031)
Other assets	(1,293)	2,300
Accounts payable and accrued expenses	(121,263)	161,703
Income taxes payable	3,960	(4,976)

Net cash provided by operating activities	226,800	257,743

Cash flows from investing activities:
Net cash paid for business acquisitions	(5,187)	(1,669)
Acquisition of property, plant and equipment	(101,137)	(85,503)
Proceeds from sale of property and equipment	13,088	10,549

Net cash used in investing activities	(93,236)	(76,623)

Cash flows from financing activities:
Borrowings under debt agreements	6,371	—
Payments toward debt agreements and capital lease obligations	(22,115)	(245)
Net proceeds from issuance of common stock under option and employee purchase plans	10,702	18,222

Net cash (used in)/provided by financing activities	(5,042)	17,977

Effect of exchange rate changes on cash	29,932	1,842

Net increase in cash and cash equivalents	158,454	200,939
Cash and cash equivalents at beginning of period	621,322	699,748

Cash and cash equivalents at end of period	$779,776	$900,687

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2004. Operating results for the six-month period ended February 28, 2005 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2005.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	February 28,	August 31,
	2005	2004
Raw materials	$444,255	$441,968
Work-in-process	148,967	133,005
Finished goods	83,865	81,708

Total inventories	$677,087	$656,681

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Numerator:
Net income	$46,047	$40,015	$101,962	$82,511
Interest expense on convertible debt, net of tax	—	942	—	1,884

Adjusted net income	$46,047	$40,957	$101,962	$84,395

Denominator:
Weighted-average common shares outstanding – basic	201,930	200,267	201,699	199,946
Dilutive common shares issuable upon exercise of stock options	4,104	6,064	3,988	6,060
Dilutive unvested common shares associated with restricted stock awards	425	—	425	—
Dilutive common shares issuable upon conversion of convertible notes	—	8,407	—	8,407

Weighted average common shares – diluted	206,459	214,738	206,112	214,413

Earnings per share:
Basic	$0.23	$0.20	$0.51	$0.41

Diluted	$0.22	$0.19	$0.49	$0.39

     For the three months and six months ended February 28, 2005, options to purchase 5,255,320 and 5,274,749 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three months and six months ended February 29, 2004, options to purchase 617,565 and 619,881 shares of common stock, respectively, were excluded for the same reason.

     The computation of diluted earnings per share for the three months and six months ended February 29, 2004 included 8,406,960 shares of common stock previously issuable upon the conversion of the Company’s then outstanding $345.0 million, 20-year, 1.75% convertible subordinated notes (“Convertible Notes”), as their effect would have been dilutive. The computation of diluted earnings per share for the three months and six months ended February 29, 2004 also included the elimination of $0.9 million and $1.9 million in interest expense, respectively, net of tax, on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been dilutive. The Convertible Notes were extinguished in the third quarter of fiscal year 2004. For further discussion of the Convertible Notes, refer to Note 5 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Note 4. Stock-Based Compensation

     At February 28, 2005, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock awards to eligible employees; and for employee purchase of common stock pursuant to the stock purchase plan.

  a. Stock Options and Employee Stock Purchase Plan

     Following the guidance of APB 25, no stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans to date, as all options granted had an exercise price at least equal to the fair market value of shares of common stock on the date of the grant.

     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R, which is effective from the first interim period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006.

     On January 28, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $23.31, of the Company’s common stock on the day before the Compensation Committee approved the acceleration. Unvested options to purchase approximately 7.3 million shares became exercisable as a result of the vesting acceleration. The Compensation Committee did not approve the accelerated vesting of out-of-the-money unvested performance accelerated vesting options held by certain officers of the Company as it believed that, notwithstanding the potential additional compensation expense that could be avoided by accelerating such options, the existing stated financial performance criteria should be met before any of such options are accelerated. The accelerated vesting was effective as of January 28, 2005; however, holders of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase 186,964 shares of common stock and holders of certain tax-qualified stock options issued to certain foreign employees to purchase 101,440 shares of common stock, have the opportunity to decline the accelerated vesting in order to prevent changing the status of the incentive stock option for federal income tax purposes to a non-qualified stock option or the restriction of the availability of favorable tax treatment under applicable foreign law. The Company’s full Board ratified the acceleration of option vesting to the extent it affected options held by members of the Compensation Committee.

     On February 2, 2005, the Company filed a Current Report on Form 8-K disclosing the accelerated option vesting. The Form 8-K included a quantitative listing of the number of shares issuable under accelerated options to each individual director and executive officer, and to all non-officer employees in aggregate. Although the underlying financial data in the Form 8-K regarding the total financial impact of the acceleration was accurately stated, the affected number of shares attributable to certain directors and the total percentage attributable to directors and officers was slightly understated. The following table summarizes the options subject to accelerated vesting as revised:

	Aggregate
	Number of Shares	Weighted Average
	Issuable Under	Exercise Price Per
Directors & Executive Officers:	Accelerated Options	Share
Forbes I.J. Alexander	100,000	$24.76
Scott Brown	110,500	$24.89
Michel Charriau	110,500	$24.89
Meheryar “Mike” Dastoor	52,500	$24.73
Wesley “Butch” Edwards	100,000	$24.76
Laurence Grafstein	22,000	$25.23
John J. Granato	30,000	$25.43
Mel S. Lavitt	22,000	$25.23
John Lovato	110,500	$24.89
Timothy L. Main	178,500	$24.89
Joseph A. McGee	100,000	$24.76
Mark Mondello	172,500	$24.67
William D. Morean	22,000	$25.23
William D. Muir, Jr.	100,000	$24.76
Lawrence J. Murphy	22,200	$25.31
Frank A. Newman	22,000	$25.23
Robert L. Paver	70,000	$25.08
William E. Peters	110,500	$24.89
Steven A. Raymund	22,000	$25.23
Courtney J. Ryan	100,000	$24.76
Thomas A. Sansone	22,000	$25.23

Total Directors & Executive Officers	1,599,700	$24.87
Total Non-officer Employees	5,689,367	$24.84

Total	7,289,067	$24.84

     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. Assuming that no holders of record of incentive stock options or the referenced foreign tax-favored options elect to decline the accelerated vesting, it is estimated that the maximum future compensation expense that will be avoided, based on Jabil’s implementation date for FAS 123R of September 1, 2005, will be approximately $85.0 million, of which approximately $20.1 million is related to options held by executive officers and directors of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the three months and six months ended February 28, 2005. The pro-forma results presented in the table below include approximately $67.4 million of compensation expense for the three months and six months ended February 28, 2005 resulting from the vesting acceleration.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported net income	$46,047	$40,015	$101,962	$82,511
Total stock-based employee compensation expense included in the determination of reported net income, net of tax	429	—	677	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(73,833)	(15,226)	(85,011)	(25,242)

Pro forma net income for calculation of basic earnings per share	$(27,357)	$24,789	$17,628	$57,269
Interest expense on convertible debt, net of tax	—	942	—	1,884

Adjusted pro forma net income for calculation of diluted earnings per share	$(27,357)	$25,731	$17,628	$59,153

Earnings per share:
Reported earnings per share – basic	$0.23	$0.20	$0.51	$0.41

Pro forma earnings per share – basic	$(0.14)	$0.12	$0.09	$0.29

Reported earnings per share – diluted	$0.22	$0.19	$0.49	$0.39

Pro forma earnings per share – diluted	$(0.13)	$0.12	$0.09	$0.28

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant and to estimate the value of common stock related to the employee stock purchase plan. The following weighted-average assumptions were used in the model for the periods indicated:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	3.4%	3.6%	3.4%
Expected volatility	71.5%	87.7%	71.5%	87.7%
Expected life	1.25 years	5 years	1.25 years	5 years

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Employee Stock Purchase Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	1.0%	2.6%	1.0%
Expected volatility	33.0%	41.5%	33.0%	41.5%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

   b. Restricted Stock Awards

     During the first quarter of fiscal year 2005, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the Jabil Circuit, Inc. 2002 Stock Incentive Plan. The awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the period in which the awards vest. Shares awarded during the first quarter of fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. At February 28, 2005, $9.5 million of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the restricted stock awards. For the three months and six months ended February 28, 2005, the Company recorded $0.5 million and $0.8 million of stock-based compensation expense, respectively, in selling, general and administrative expense related to the restricted stock awards.

Note 5. Segment Information

     The Company derives its revenues from providing comprehensive electronics design, manufacturing and product management services to global electronics and technology companies. Management evaluates performance and allocates resources on a geographic basis. Prior to the first quarter of fiscal year 2005, Jabil managed its business based on four geographic regions, the United States, Europe, Asia and Latin America. In the first quarter of fiscal year 2005, the Company realigned its organizational structure to manage the United States and Latin America as one geographic region, the Americas. Accordingly, Jabil’s operating segments now consist of three geographic regions – Americas, Europe and Asia – to reflect how the Company manages its business.

     Revenues are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across operating segments. An operating segment’s performance is evaluated based upon its pre-tax operating contribution. Pre-tax operating contribution is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, acquisition-related charges, restructuring and impairment charges, other loss (income), interest income, interest expense or income taxes. Segment pre-tax operating contribution also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

     The following table sets forth segment information (in thousands):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net revenue
Americas	$595,049	$508,449	$1,238,176	$979,795
Europe	628,723	558,796	1,349,234	1,171,548
Asia	492,234	424,631	961,971	849,527

	$1,716,006	$1,491,876	$3,549,381	$3,000,870

	2005	2004	2005	2004
Depreciation expense
Americas	$16,557	$16,821	$34,211	$35,799
Europe	15,962	14,366	27,947	29,675
Asia	10,490	8,910	21,203	18,463
Corporate	2,833	2,609	5,653	4,938

	$45,842	$42,706	$89,014	$88,875

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
Segment income and reconciliation of income before income taxes	2005	2004	2005	2004
Americas	$31,147	$23,353	$71,339	$46,402
Europe	37,761	34,730	90,124	82,061
Asia	38,437	32,727	66,225	63,325
Corporate and non-allocated charges	(52,325)	(43,566)	(105,884)	(94,612)

Income before income taxes	$55,020	$47,244	$121,804	$97,176

Capital expenditures	2005	2004	2005	2004
Americas	$8,845	$11,796	$35,321	$23,990
Europe	12,812	20,007	27,938	40,893
Asia	17,599	10,359	26,411	16,395
Corporate	6,097	2,533	11,467	4,225

	$45,353	$44,695	$101,137	$85,503

	February 28,	August 31,
	2005	2004

Property, plant and equipment, net
Americas	$314,433	$318,926
Europe	220,234	200,973
Asia	213,644	206,788
Corporate	55,423	49,666

	$803,734	$776,353

Total assets
Americas	$1,012,004	$973,151
Europe	1,417,441	1,319,187
Asia	939,788	896,471
Corporate	209,504	140,547

	$3,578,737	$3,329,356

     Foreign source revenue represented 85.2% and 85.7% of net revenue for the three months and six months ended February 28, 2005, respectively, compared to 83.8% and 85.7% of net revenue for the three months and six months ended February 29, 2004, respectively.

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

     The macroeconomic conditions facing the Company, and the electronic manufacturing services industry as a whole, continued to deteriorate during fiscal year 2002, resulting in a continued decline in customer demand, additional excess production capacity, and customer requirements for a shift in the Company’s geographic production footprint. As a result, additional restructuring programs were implemented during fiscal year 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities. During fiscal year 2002, the Company charged $52.1 million of restructuring and impairment costs against earnings.

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

     There were no restructuring charges incurred during the three months and six months ended February 28, 2005 or February 29, 2004. The table below sets forth the significant components and activity in the remaining restructuring liability during the three months ended February 28, 2005 (in thousands):

	Balance at		Balance at
	November 30,	Cash	February 28,
	2004	Payments	2005

Employee severance and termination benefits	$735	$(375)	$360
Lease costs	8,488	(1,208)	7,280
Other	44	(44)	—

Total	$9,267	$(1,627)	$7,640

     The table below sets forth the significant components and activity in the remaining restructuring liability during the six months ended February 28, 2005 (in thousands):

	Balance at		Balance at
	August 31,	Cash	February 28,
	2004	Payments	2005

Employee severance and termination benefits	$1,011	$(651)	$360
Lease costs	9,639	(2,359)	7,280
Other	44	(44)	—

Total	$10,694	$(3,054)	$7,640

     At February 28, 2005, liabilities of $5.2 million, primarily for severance and benefit costs related to the remaining restructuring activities and lease commitment costs, are expected to be paid within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid through August 31, 2006.

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

     All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, which are being amortized on a straight-line basis over periods of up to five years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from Royal Philips Electronics (“Philips”) in November 2004. See Note 9 – “Business Acquisitions” for further discussion of this acquisition. The following tables present the Company’s total purchased intangible assets at February 28, 2005 and August 31, 2004 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
February 28, 2005	Amount	Amortization	Amount
Contractual agreements	$157,047	$(114,986)	$42,061
Patents	800	(527)	273

Total	$157,847	$(115,513)	$42,334

	Gross
	Carrying	Accumulated	Net Carrying
August 31, 2004	Amount	Amortization	Amount
Contractual agreements	$151,660	$(94,113)	$57,547
Patents	800	(487)	313

Total	$152,460	$(94,600)	$57,860

     Intangible asset amortization for the three months and six months ended February 28, 2005 was approximately $10.4 million and $20.9 million, respectively. Intangible asset amortization for the three and six months ended February 29, 2004 was approximately $12.0 million and $22.1 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2005 (remaining six months)	$16,224
2006	16,657
2007	6,713
2008	2,740

Total	$42,334

     The following table presents the changes in goodwill allocated to the reportable segments during the six months ended February 28, 2005 (in thousands):

	Balance at		Foreign	Balance at
	August 31,		Currency	February 28,
Reportable Segment	2004	Acquired	Impact	2005

Americas	$61,220	$—	$1,832	$63,052
Europe	175,386	—	13,422	188,808
Asia	57,960	—	786	58,746

Total	$294,566	$—	$16,040	$310,606

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

     On November 29, 2004, the Company purchased certain television assembly operations of Philips in Kwidzyn, Poland. The Company acquired these operations in an effort to add assembly operations in the consumer industry sector and further strengthen its relationship with Philips. Simultaneous with the purchase, the Company amended its previously existing supply agreement with Philips to include the acquired operations. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $19.9 million, based on foreign currency rates in effect at the date of the acquisition. Based on a preliminary third-party valuation, which is expected to be completed no later than the first quarter of fiscal year 2006, the purchase price resulted in amortizable intangible assets of approximately $2.5 million.

     Pro-forma results of operations, in respect to the acquisition described above, have not been presented because the effect of this acquisition was not material.

     There were no acquisition-related costs recorded for the six months ended February 28, 2005. In connection with the acquisitions of certain operations of Philips and NEC Corporation (“NEC”), acquisition-related costs of $1.3 million were recorded for the six months ended February 29, 2004. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

Note 10. Accounts Receivable Securitization

     In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. The Company was in compliance with the respective covenants at February 28, 2005. The securitization agreement as amended expires in February 2006 and may be extended on an annual basis.

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

     At February 28, 2005, the Company had sold $173.9 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $111.9 million and retained an interest in the receivables of approximately $62.0 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.8 million and $1.4 million during the three and six months ended February 28, 2005, respectively.

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

     The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Service cost	$355	$429	$696	$830
Interest cost	1,236	1,109	2,421	2,128
Expected long-term return on plan assets	(1,145)	(1,077)	(2,242)	(2,063)
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	22	117	43	224

Net periodic benefit cost	$468	$578	$918	$1,119

     For the six months ended February 28, 2005, the Company has made contributions of approximately $0.4 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2005 contributions to approximate $0.8 million to $1.0 million.

     The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Service cost	$34	$14	$67	$27
Interest cost	15	8	28	16
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$49	$22	$95	$43

Note 12. New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). This statement amends the guidance of ARB. No 43, Chapter 4 “Inventory Pricing” and requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     In December 2004, the Financial Accounting Standards Board (“FASB”) published SFAS 123R. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter.

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and the fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. The provisions of SFAS 153 are effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Note 13. Subsequent Event

     On March 11, 2005, the Company purchased the operations of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. VEM derives its revenues primarily from customers in the aerospace, communications, and instrumentation and medical industry sectors. The Company acquired the VEM operations in an effort to enhance customer and industry sector diversification by adding additional competencies in targeted industry sectors. Total consideration paid was $195.0 million in cash, subject to adjustment based on the actual amount of certain working capital of VEM at closing.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are one of the leading worldwide independent providers of electronic manufacturing services and solutions. We provide comprehensive electronics design, manufacturing and product management services to electronics and technology companies in the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage, and telecommunications industries. We offer our customers electronics design, manufacturing and product management solutions that are responsive to their outsourcing needs. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Currently, our largest customers include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Marconi Communications plc, Network Appliance, NEC Corporation, Nokia Corporation, Quantum Corporation, Royal Philips Electronics (“Philips”), and Valeo S.A.

     We serve our customers with dedicated work cell business units that combine design, manufacturing and supply chain management services in a highly automated, continuous flow manufacturing environment. Our work cell business units are capable of providing our customers with varying combinations of the following services:

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

     The electronics manufacturing services industry experienced rapid change and growth over most of the past decade as an increasing number of electronics and technology companies have chosen to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, our industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Our restructuring activities included reductions in workforce, closure and re-sizing of certain facilities and the transition of certain facilities into new customer development sites. Additionally, we have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. Industry revenues have slowly increased over the last year as customer production requirements generally began to stabilize and electronics and technology companies continue to turn to outsourcing versus internal manufacturing.

Summary of Results

     Net revenue for the second quarter of fiscal year 2005 increased 15.0% to $1.7 billion compared to $1.5 billion for the same period of fiscal year 2004. Our sales levels during the second quarter of fiscal year 2005 improved across all industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertically integrated electronics and technology companies continue to convert to an outsourcing model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and repair.

     The following table sets forth, for the three-month and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net revenue	$1,716,006	$1,491,876	$3,549,381	$3,000,870
Gross profit	$140,451	$131,327	$295,309	$264,776
Operating income	$57,774	$50,205	$128,079	$103,241
Net income	$46,047	$40,015	$101,962	$82,511
Basic earnings per share	$0.23	$0.20	$0.51	$0.41
Diluted earnings per share	$0.22	$0.19	$0.49	$0.39

Key Performance Indicators

     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 28,	November 30,	August 31,	May 31,
	2005	2004	2004	2004

Sales cycle	23 days	28 days	26 days	26 days
Inventory turns	9 turns	9 turns	9 turns	9 turns

Days in accounts receivable	42 days	52 days	43 days	40 days
Days in inventory	39 days	40 days	40 days	40 days
Days in accounts payable	58 days	64 days	57 days	54 days

     The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have decreased 10 days during the three months ended February 28, 2005 from the prior sequential quarter. This decrease resulted primarily from the liquidation during such quarter of six days of receivables assumed in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005. The remainder of the decrease reflects lower sales levels and timing of sales during the second quarter of fiscal 2005. Days in inventory decreased one day during the three months ended February 28, 2005 from the prior sequential quarter while inventory turns have remained constant at nine during the three months ended February 28, 2005 from the prior sequential quarter. Days in accounts payable have decreased six days to 58 days during the three months ended February 28, 2005 from the prior sequential quarter. This decrease resulted from the liquidation during such quarter of six days of payables assumed in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005.

Critical Accounting Policies and Estimates

     The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 - “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

Income Taxes

     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 6 – “Income Taxes” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.8%	91.2%	91.7%	91.2%

Gross profit	8.2%	8.8%	8.3%	8.8%

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Operating expenses:
Selling, general and administrative	3.9%	4.4%	3.8%	4.4%
Research and development	0.4%	0.2%	0.3%	0.2%
Amortization of intangibles	0.6%	0.8%	0.6%	0.8%
Acquisition-related charges	0.0%	0.0%	0.0%	0.0%

Operating income	3.3%	3.4%	3.6%	3.4%

Interest income	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.3%	0.3%	0.3%	0.3%

Income before income taxes	3.2%	3.2%	3.4%	3.2%

Income tax expense	0.5%	0.5%	0.5%	0.5%

Net income	2.7%	2.7%	2.9%	2.7%

     Net Revenue. Our net revenue for the three months ended February 28, 2005 increased 15.0% to $1.7 billion, from $1.5 billion for the three months ended February 29, 2004. The increase for the three months ended February 28, 2005 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 35% increase in the sale of consumer products; a 48% increase in the sale of instrumentation and medical products; a 21% increase in the sale of computing and storage products; a 38% increase in the sale of peripherals products; and a 17% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. These increases were partially offset by a 15% decrease in the sale of networking products and a 12% decrease in the sale of telecommunications products.

     Our net revenue for the six months ended February 28, 2005 increased 18.3% to $3.5 billion, from $3.0 billion for the six months ended February 29, 2004. The increase for the six months ended February 28, 2005 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 25% increase in the sale of consumer products; a 56% increase in the sale of instrumentation and medical products; a 44% increase in the sale of peripheral products; an 18% increase in the sale of computing and storage products; and a 13% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. These increases were partially offset by a 4% decrease in the sale of networking products and a 5% decrease in the sale of telecommunications products.

     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: increased business from new and existing customers; fluctuations in customer demand; seasonality, especially in the automotive and consumer industry sectors; and increased growth in the automotive, consumer, and instrumentation and medical products industry sectors as more vertical electronic products companies are electing to outsource their production in these areas.

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Automotive	8%	8%	7%	8%
Computing and Storage	14%	14%	13%	13%
Consumer	25%	21%	28%	26%
Instrumentation and Medical	15%	11%	14%	11%
Networking	17%	23%	16%	20%
Peripherals	8%	6%	8%	6%
Telecommunications	9%	12%	9%	11%
Other	4%	5%	5%	5%

Total	100%	100%	100%	100%

     Foreign source revenue represented 85.2% and 85.7% of net revenue for the three months and six months ended February 28, 2005. This is compared to 83.8% and 85.7% for the three months and six months ended February 29, 2004. We expect our foreign source revenue to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions.

     Gross Profit. Gross profit decreased to 8.2% of net revenue for the three months ended February 28, 2005, from 8.8% of net revenue for the three months ended February 29, 2005. The percentage decrease for the three months ended February 28, 2005 versus the same period of fiscal year 2004 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. In absolute dollars, gross profit for the three months ended February 28, 2005, increased $9.1 million versus the three months ended February 29, 2004 due to the increased revenue base. Gross profit decreased to 8.3% of net revenue for the six months ended February 28, 2005, from 8.8% of net revenue for the six months ended February 29, 2004. In absolute dollars, gross profit for the six months ended February 28, 2005 increased $30.5 million versus the six months ended February 29, 2004 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months and six months ended February 28, 2005 increased to $66.1 million (3.9% of net revenue) and $134.2 million (3.8% of net revenue), respectively, compared to $66.0 million (4.4% of net revenue) and $132.0 million (4.4% of net revenue) for the three months and six months ended February 29, 2004, respectively. The absolute dollar increase for the six months ended February 28, 2005 was primarily due to a realignment of our organizational structure into three regional operating segments and costs related to compliance with the Sarbanes-Oxley Act of 2002. The decrease as a percentage of net revenue was primarily due to the increased revenue base.

     Research and Development. Research and development expenses for the three months and six months ended February 28, 2005 increased to $6.2 million (0.4% of net revenue) and $12.1 million (0.3% of net revenue), respectively, from $3.2 million (0.2% of net revenue) and $6.1 million (0.2% of net revenue) for the three months and six months ended February 29, 2004, respectively. The increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly; mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

     Amortization of Intangibles. We recorded $10.4 million and $20.9 million of amortization of intangible assets for the three months and six months ended February 28, 2005, respectively, as compared to $12.0 million and $22.1 million for the three months and six months ended February 29, 2004, respectively. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

     Restructuring and Impairment Charges. There were no restructuring charges incurred during the six months ended February 28, 2005 and February 29, 2004. As of February 28, 2005, liabilities related to restructuring activities carried out prior to August 31, 2003 total approximately $7.6 million. Approximately $5.2 million of this total is expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities and lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

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

     Interest Income. Interest income increased to $2.9 million and $4.8 million for the three months and six months ended February 28, 2005, respectively, from $1.8 million and $3.5 million for the three months and six months ended February 29, 2004, respectively. The increase was primarily due to higher interest yields on cash deposits and short-term investments.

     Interest Expense. Interest expense increased to $5.7 million and $11.1 million for the three months and six months ended February 28, 2005, respectively, from $4.8 million and $9.5 million for the three months and six months ended February 29, 2005, respectively. The increase was primarily a result of higher base interest rates related to our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”), as we have an interest rate swap in place that effectively converts the fixed interest rate of the Senior Notes to a variable rate. The increase was partially offset by the redemption of our Convertible Notes in May 2004.

     Income Taxes. Income tax expense reflects an effective tax rate of 16.3% for both the three months and six months ended February 28, 2005, respectively, as compared to an effective rate of 15.3% and 15.1% for the three months and six months ended February 29, 2004, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. As the proportion of our income derived from foreign sources has increased, our effective tax rate, excluding the impact of restructuring charges, has decreased. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Ukraine and Hungary that expire at various dates through 2030. Such tax holidays are subject to conditions with which we expect to continue to comply.

     In October 2004, the President signed into law the “American Jobs Creation Act of 2004” (“the Act”). The Act creates a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain eligible dividends The deduction is subject to a number of limitations and requirements, including a formal plan for domestic reinvestment of the dividends. In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company may make this election with respect to repatriation of qualifying earnings in either fiscal year 2005 or 2006. We are currently evaluating the effects of the repatriation provision and expect to complete the evaluation no later than the second quarter of fiscal year 2006. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

Acquisitions and Expansion

     We have made a number of acquisitions that were accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Factors Affecting Future Results – We may not achieve expected profitability from our acquisitions.” For further discussion of our acquisitions, see Note 9 – “Business Acquisitions” and Note 13 – “Subsequent Event” to the Condensed Consolidated Financial Statements and Note 12 – “Business Acquisitions” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Seasonality

     Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which includes a majority of the holiday selling season. Therefore, quarterly and year-to-date results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Liquidity and Capital Resources

     At February 28, 2005, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six months ended
	February 28,	February 29,
	2005	2004
Net cash provided by operating activities	$226,800	$257,743
Net cash used in investing activities	(93,236)	(76,623)
Net cash (used in) provided by financing activities	(5,042)	17,977
Effect of exchange rate changes on cash	29,932	1,842

Net increase in cash and cash equivalents	$158,454	$200,939

     We generated $226.8 million of cash from operating activities for the six months ended February 28, 2005. This consisted primarily of $102.0 million of net income, $109.9 million of non-cash depreciation and amortization charges and $124.5 million of decreases in accounts receivable, offset by $121.3 million of decreases for accounts payable and accrued expenses. The decrease in accounts receivable was due to the timing of sales in fiscal year 2005, and the sale of $32.5 million of receivables to a non-related third party. The decrease in accounts payable and accrued expenses was due primarily to lower purchasing levels at the end of the second quarter of fiscal year 2005 and the timing of purchases in the second quarter of fiscal year 2005.

     Net cash used in investing activities of $93.2 million for the six months ended February 28, 2005 consisted of our capital expenditures of $101.1 million for manufacturing and computer equipment to support our ongoing business and expansion activities in China, Eastern Europe and India; and net cash of $5.2 million paid for the acquisition of certain television assembly operations of Philips in Kwidzyn, Poland. These expenditures were offset by $13.1 million of proceeds from the sale of property and equipment.

     Net cash used in financing activities of $5.0 million for the six months ended February 28, 2005 resulted from payments on notes payable, long-term debt and capital lease obligations, which included approximately $15.4 million, based on currency exchange rates at the payment date, paid to reduce the outstanding balance of our five-year term loan for a Japanese subsidiary with a Japanese bank. These payments were partially offset by $10.7 million net proceeds for the six-month period from the issuance of common stock under option plans and employee stock purchase plans. Additionally, in December 2004 we entered into a $6.4 million short-term borrowing agreement, based on currency exchange rates at the borrowing date, for a Polish subsidiary with a Polish bank. This short-term borrowing was repaid in full prior to February 28, 2005.

     During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings can be made under either floating rate loans or Eurodollar rate loans. We pay interest on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. We pay interest on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. We pay a facility fee based on the committed amount of the Amended Revolver at a rate equal to 0.225% to 0.40%. We also pay a usage fee if our borrowings on the Amended Revolver exceed 33-1/3% of the aggregate commitment. The usage fee rate ranges from 0.125% to 0.25%. The interest spread, facility fee and usage fee are determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service and Moody’s Investor Service. As of February 28, 2005, the interest spread on the Amended Revolver was 1.325%.

The Amended Revolver expires on July 14, 2006 and outstanding borrowings are then due and payable. The Amended Revolver requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver requires compliance with certain operating covenants, which limit, among other things, our incurrence of additional indebtedness. We were in compliance with the respective covenants at February 28, 2005. At February 28, 2005, there were no borrowings outstanding on the Amended Revolver. On March 10, 2005, we borrowed $80.0 million against the Amended Revolver to partially fund the acquisition Varian Electronics Manufacturing, the electronics manufacturing business segment of Varian, Inc., which was consummated on March 11, 2005. Management currently intends to repay this borrowing in full during the third quarter of fiscal year 2005 from cash provided by operations.

     On December 2, 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.7 million based on currency exchange rates at February 28, 2005) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2005 and any outstanding borrowings are then due and payable. At February 28, 2005 there were no borrowings outstanding under this facility.

     During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the securitization agreement. We were in compliance with the respective covenants at February 28, 2005. The securitization agreement as amended expires in February 2006 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of February 28, 2005, we had sold $173.9 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $111.9 million and retained an interest in the receivables of approximately $62.0 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.8 million and $1.4 million during the three and six months ended February 28, 2005

     During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 2.25%. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At February 28, 2005, there were no borrowings outstanding under this facility.

     We currently believe that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $250.0 million, principally for machinery and equipment, and expansion in China, Eastern Europe and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements at February 28, 2005 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years
Long-term debt and capital lease obligations	$290,532	$644	$446	$—	$289,442
Operating leases	135,807	34,217	57,474	32,446	11,670

Total contractual cash obligations	$426,339	$34,861	$57,920	$32,446	$301,112

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

     We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, manufacturing and product management services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, manufacturing and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, manufacturing and product management services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business — Customers and Marketing” of our 2004 Annual Report on Form 10-K for the fiscal year ended August 21, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidation in industries that utilize electronics components may adversely affect our business.

     In the current economic climate, consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economies of scale and other synergies. Consolidation in industries that utilize electronics components could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

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

     Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The success of our customers’ products in the market affects our business. Cancellations, reductions or delay by a significant customer or by a group of customers could negatively impact our operating results.

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

We compete with numerous other electronic manufacturing services providers and others, including our current and potential customers who may decide to manufacture all of their products internally.

     Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing service providers, including Celestica, Inc., Flextronics International, Hon-Hai Precision Industry Co., Ltd., Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than us. These competitors may:

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

     We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business — Competition” of our 2004 Annual Report on Form 10-K for the fiscal year ended August 21, 2004.

Increased competition may result in decreased demand or prices for our services.

     Because our industry is highly competitive, we compete against numerous U.S. and foreign electronic manufacturing service providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, systems, R&D, sales and marketing resources than we do. Consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

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

     We derived 85.2% and 85.7% of revenues from international operations for the three and six months ended February 28, 2005, respectively. This is compared to 83.8% and 85.7% for the three and six months ended February 29, 2004, respectively. We expect our revenues from international operations to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pimpri, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

     We have acquired and will continue to pursue the acquisition of manufacturing and supply chain management operations. In these acquisitions, the divesting company will typically enter into a supply arrangement with the acquiror. Therefore, the competition for these acquisitions is intense. In addition, certain divesting companies may choose not to consummate these acquisitions with us because of our current supply arrangements with other companies. If we are unable to attract and consummate some of these acquisition opportunities, our growth could be adversely impacted.

     Arrangements entered into with divesting companies typically involve many risks, including the following:

•	The integration into our business of the acquired assets and facilities may be time-consuming and costly.

•	We, rather than the divesting company, may bear the risk of excess capacity.

•	We may not achieve anticipated cost reductions and efficiencies.

•	We may be unable to meet the expectations of the divesting company as to volume, product quality, timeliness and cost reductions.

•	If demand for the divesting company’s products declines, it may reduce the volume of purchases and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other customers.

     As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenues or contribute positively to our earnings.

     Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume, product quality, timeliness and pricing requirements, and our ability to achieve the divesting company’s expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenues. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

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

Our increasing design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims.

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

     Our turnkey solutions products may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. As a result, we could become subject to claims of intellectual property infringement. Additionally, customers for our turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

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

     At February 28, 2005, our executive officers, directors and certain of their family members collectively beneficially owned 18.3% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 12.0%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

     We have the ability to borrow up to $400.0 million under our Amended Revolver. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

Our stock price may be volatile.

     Our common stock is traded on the New York Stock Exchange. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we are conducting a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

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

     The aggregate notional amount of outstanding contracts at February 28, 2005 was $149.2 million. The fair value of these contracts amounted to $2.1 million and was recorded as a net asset on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with six months being the maximum term of the contracts outstanding at February 28, 2005. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Swiss francs, and U.S. dollars.

Interest Rate Risk

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2005, the outstanding amount in the investment portfolio was $44.8 million, comprised mainly of money market funds with an average return of 2.38%.

     We have issued our Senior Notes with a principal maturity of $300.0 million due in July 2010. The Senior Notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which expires in 2010, is accounted for as a fair value hedge under SFAS 133. The notional amount of the swap is $300.0 million. Under the terms of the swap, we will pay an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we will receive a payment based on a fixed rate of 5.875%. At February 28, 2005, $10.1 million has been recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Condensed Consolidated Balance Sheet.

     We pay interest on outstanding borrowings under our Amended Revolver and our 0.6 million Japanese yen credit facility at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these revolving credit facilities at February 28, 2005.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. We also implemented other changes to address deficiencies noted during the relevant period. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

     The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending August 31, 2005. In order to comply with the Act, we are currently undergoing a comprehensive effort, which includes the documentation and testing of internal controls. During the course of these activities, we have identified certain internal control issues and deficiencies which management believes should be improved. However, to date we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

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

     None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Shareholders, held on January 20, 2005, the following proposals were voted upon by the shareholders as indicated below:

     1. To elect the full Board of Directors.

	Number of Shares
	For	Withheld
William D. Morean	135,434,028	48,554,089
Thomas A. Sansone	129,429,067	54,559,050
Timothy L. Main	134,449,179	49,538,938
Lawrence J. Murphy	128,246,343	55,741,774
Mel S. Lavitt	150,333,584	33,654,533
Steven A. Raymund	150,366,657	33,621,460
Frank A. Newman	150,366,576	33,621,541
Laurence S. Grafstein	175,726,783	8,261,334

     2. To ratify the selection of KPMG LLP as independent auditors for the Company.

For	Against	Abstain	Broker Non-Votes
173,472,236	9,454,723	1,061,158	—

Item 5: OTHER INFORMATION

     None.

Item 6: EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(1)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.
4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.
4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.
10.18	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: April 7, 2005	By:	/s/ Timothy L. Main

Timothy L. Main President/CEO

Date: April 7, 2005	By:	/s/ Forbes I.J. Alexander

Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.18	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.