Form 10-Q
period 2005-05-31
JABIL CIRCUIT INC
filed 2005-07-01
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005
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
Yes ☑     No ☐

     As of June 22, 2005, there were 203,185,132 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 31,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$681,042	$621,322
Accounts receivable, less allowance for doubtful accounts of $5,922 at May 31, 2005 and $6,147 at August 31, 2004	899,427	777,357
Inventories	739,111	656,681
Prepaid expenses and other current assets	85,174	70,143
Deferred income taxes	44,045	57,172

Total current assets	2,448,799	2,182,675

Property, plant and equipment, net of accumulated depreciation of $684,132 at May 31, 2005 and $571,085 at August 31, 2004	831,269	776,353
Goodwill	381,579	294,566
Intangible assets, net of accumulated amortization of $127,007 at May 31, 2005 and $94,600 at August 31, 2004	76,317	57,860
Deferred income taxes	15,280	5,923
Other assets	29,580	11,979

Total assets	$3,782,824	$3,329,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$637	$4,412
Accounts payable	1,165,720	937,636
Accrued expenses	213,442	213,418
Income taxes payable	1,360	3,618

Total current liabilities	1,381,159	1,159,084

Notes payable, long-term debt and long-term lease obligations, less current installments	311,881	305,194
Other liabilities	43,690	45,738

Total liabilities	1,736,730	1,510,016

Stockholders’ equity:
Common stock	203	201
Additional paid-in capital	1,012,861	976,129
Retained earnings	951,268	789,953
Unearned compensation	(9,014)	—
Accumulated other comprehensive income	90,776	53,057

Total stockholders’ equity	2,046,094	1,819,340

Total liabilities and stockholders’ equity	$3,782,824	$3,329,356

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net revenue	$1,938,415	$1,625,850	$5,487,796	$4,626,720
Cost of revenue	1,776,333	1,489,935	5,030,404	4,226,029

Gross profit	162,082	135,915	457,392	400,691
Operating expenses:
Selling, general and administrative	71,688	65,913	205,914	197,908
Research and development	5,667	3,318	17,761	9,408
Amortization of intangibles	11,491	10,792	32,402	32,903
Acquisition-related charges	—	—	—	1,339

Operating income	73,236	55,892	201,315	159,133
Other loss	—	6,370	—	6,370
Interest income	(4,214)	(2,087)	(9,007)	(5,558)
Interest expense	6,972	5,584	18,040	15,120

Income before income taxes	70,478	46,025	192,282	143,201
Income tax expense	11,125	5,894	30,967	20,559

Net income	$59,353	$40,131	$161,315	$122,642

Earnings per share:
Basic	$0.29	$0.20	$0.80	$0.61

Diluted	$0.29	$0.19	$0.78	$0.59

Common shares used in the calculations of earnings per share:
Basic	202,666	200,716	202,021	200,203

Diluted	207,736	206,371	206,643	206,151

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net income	$59,353	$40,131	$161,315	$122,642

Other comprehensive income (loss):
Foreign currency translation adjustment	(46,937)	(17,436)	38,658	20,456
Change in fair market value of derivative instruments, net of tax	659	(27)	(939)	1,190

Comprehensive income	$13,075	$22,668	$199,034	$144,288

     Accumulated foreign currency translation gains were $91.5 million at May 31, 2005 and $52.8 million at August 31, 2004. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	May 31,	May 31,
	2005	2004

Cash flows from operating activities:
Net income	$161,315	$122,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,964	165,600
Recognition of deferred grant proceeds	(899)	(1,237)
Amortization of discount on note receivable	(480)	—
Amortization of deferred stock compensation	1,315	—
Deferred income taxes	6,172	(34,192)
Provision for doubtful accounts	387	933
Write-off of unamortized debt issuance costs	—	6,370
Tax benefit of options exercised	3,913	3,095
Loss on sale of property	2,053	1,941
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	25,265	55,656
Inventories	(29,101)	(136,676)
Prepaid expenses and other current assets	18,642	(9,270)
Other assets	(694)	2,192
Accounts payable and accrued expenses	65,722	154,137
Income taxes payable	(4,190)	21,148

Net cash provided by operating activities	417,384	352,339

Cash flows from investing activities:
Net cash paid for business and intangible asset acquisitions	(212,314)	(1,492)
Cash disbursements for notes receivable	(16,356)	—
Cash held in escrow	(10,000)	—
Cash disbursements for purchase option	(3,809)	—
Acquisition of property, plant and equipment	(164,073)	(140,556)
Proceeds from sale of property and equipment	13,687	13,355

Net cash used in investing activities	(392,865)	(128,693)

Cash flows from financing activities:
Borrowings under debt agreements	103,993	—
Payments toward debt agreements and capital lease obligations	(102,276)	(346,332)
Net proceeds from issuance of common stock under option and employee purchase plans	22,492	22,162

Net cash provided by/(used in) financing activities	24,209	(324,170)

Effect of exchange rate changes on cash	10,992	(3,060)

Net increase (decrease) in cash and cash equivalents	59,720	(103,584)
Cash and cash equivalents at beginning of period	621,322	699,748

Cash and cash equivalents at end of period	$681,042	$596,164

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2004. Operating results for the nine-month period ended May 31, 2005 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2005.

Note 2. Inventories

     The components of inventories consist of the following (in thousands):

	May 31,	August 31,
	2005	2004
Raw materials	$494,662	$441,968
Work-in-process	150,408	133,005
Finished goods	94,041	81,708

Total inventories	$739,111	$656,681

Note 3. Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Numerator:
Net income	$59,353	$40,131	$161,315	$122,642

Denominator:
Weighted-average common shares outstanding – basic	202,666	200,716	202,021	200,203
Dilutive common shares issuable upon exercise of stock options	4,645	5,655	4,197	5,948
Dilutive unvested common shares associated with restricted stock awards	425	—	425	—

Weighted average common shares – diluted	207,736	206,371	206,643	206,151

Earnings per share:
Basic	$0.29	$0.20	$0.80	$0.61

Diluted	$0.29	$0.19	$0.78	$0.59

     For the three months and nine months ended May 31, 2005, options to purchase 656,957 and 5,233,269 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three months and nine months ended May 31, 2004, options to purchase 660,987 and 655,215 shares of common stock, respectively, were excluded for the same reason.

Note 4. Stock-Based Compensation

     At May 31, 2005, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock awards to eligible employees; and for employee purchase of common stock pursuant to the stock purchase plan.

a. Stock Options and Employee Stock Purchase Plan

     Following the guidance of APB 25, no stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans to date, as all options granted had an exercise price at least equal to the fair market value of shares of common stock on the date of the grant.

     The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R, which is effective from the first annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the financial statements. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006.

     On January 28, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $23.31, of the Company’s common stock on the day before the Compensation Committee approved the acceleration. Unvested options to purchase approximately 7.3 million shares became exercisable as a result of the vesting acceleration. The Compensation Committee did not approve the accelerated vesting of out-of-the-money unvested performance accelerated vesting options held by certain officers of the Company as it believed that, notwithstanding the potential additional compensation expense that could be avoided by accelerating such options, the existing stated financial performance criteria should be met before any of such options are accelerated. The accelerated vesting was effective as of January 28, 2005. However, holders of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase 186,964 shares of common stock had the opportunity to decline the accelerated vesting in order to prevent changing the status of the incentive stock option for federal income tax purposes to a non-qualified stock option; holders of options to purchase 16,173 shares elected to decline the accelerated vesting. Additionally, holders of certain tax-qualified stock options issued to certain foreign employees to purchase 101,440 shares of common stock had the opportunity to decline the accelerated vesting in order to prevent the restriction of the availability of favorable tax treatment under applicable foreign law. The Company is in the process of determining the number of shares for which foreign holders have elected to decline the accelerated vesting.

     The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on Jabil’s implementation date for FAS 123R of September 1, 2005, will be approximately $97.9 million, of which approximately $22.7 million is related to options held by executive officers and directors of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the three months and nine months ended May 31, 2005. The pro-forma results presented in the table below include zero and approximately $123.8 million ($104.0 million, net of tax) of compensation expense for the three months and nine months ended May 31, 2005, respectively, resulting from the vesting acceleration.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Reported net income	$59,353	$40,131	$161,315	$122,642
Total stock-based employee compensation expense included in the determination of reported net income, net of tax	429	—	1,105	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,026)	(9,881)	(125,619)	(35,430)

Pro forma net income for calculation of diluted earnings per share	$55,756	$30,250	$36,801	$87,212

Earnings per share:
Reported earnings per share — basic	$0.29	$0.20	$0.80	$0.61

Pro forma earnings per share — basic	$0.28	$0.15	$0.18	$0.44

Reported earnings per share — diluted	$0.29	$0.19	$0.78	$0.59

Pro forma earnings per share — diluted	$0.27	$0.15	$0.18	$0.42

     The Company uses the Black-Scholes option-pricing model to estimate the fair value of each option on the date of grant and to estimate the value of common stock related to the employee stock purchase plan. The following weighted-average assumptions were used in the model for the periods indicated:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Stock Option Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	3.4%	3.6%	3.4%
Expected volatility	69.5%	87.7%	69.5%	87.7%
Expected life	1.25 years	5 years	1.25 years	5 years

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Employee Stock Purchase Plans
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	1.0%	2.6%	1.0%
Expected volatility	33.0%	41.5%	33.0%	41.5%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

b. Restricted Stock Awards

     During the first quarter of fiscal year 2005, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the Jabil Circuit, Inc. 2002 Stock Incentive Plan. The

awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the period in which the awards vest. Shares awarded during the first quarter of fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. At May 31, 2005, $9.0 million of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the restricted stock awards. For the three months and nine months ended May 31, 2005, the Company recorded $0.5 million and $1.3 million of stock-based compensation expense, respectively, in selling, general and administrative expense related to the restricted stock awards.

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

     The following table sets forth segment information (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
Net revenue	2005	2004	2005	2004

Americas	$737,540	$570,141	$1,975,716	$1,549,936
Europe	680,358	592,839	2,029,592	1,764,387
Asia	520,517	462,870	1,482,488	1,312,397

	$1,938,415	$1,625,850	$5,487,796	$4,626,720

Depreciation expense	2005	2004	2005	2004
Americas	$17,637	$17,105	$51,848	$52,904
Europe	15,266	13,969	43,213	43,644
Asia	10,695	9,968	31,898	28,431
Corporate	2,951	2,780	8,604	7,718

	$46,549	$43,822	$135,563	$132,697

Segment income and reconciliation of income before income taxes	2005	2004	2005	2004
Americas	$45,662	$33,645	$117,001	$80,047
Europe	44,916	37,703	135,040	119,764

Asia	37,856	29,618	104,081	92,943
Corporate and non-allocated charges	(57,956)	(54,941)	(163,840)	(149,553)

Income before income taxes	$70,478	$46,025	$192,282	$143,201

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
Capital expenditures	2005	2004	2005	2004
Americas	$14,767	$20,554	$50,088	$44,544
Europe	17,106	15,616	45,044	56,509
Asia	27,585	12,327	53,996	28,722
Corporate	3,478	6,558	14,945	10,781

	$62,936	$55,055	$164,073	$140,556

	May 31,	August 31,
Property, plant and equipment, net	2005	2004
Americas	$337,470	$318,926
Europe	205,896	200,973
Asia	231,951	206,788
Corporate	55,952	49,666

	$831,269	$776,353

	May 31,	August 31,
Total assets	2005	2004
Americas	$1,305,416	$973,151
Europe	1,327,340	1,319,187
Asia	1,002,602	896,471
Corporate	147,466	140,547

	$3,782,824	$3,329,356

     Foreign source revenue represented 82.0% and 84.4% of net revenue for the three months and nine months ended May 31, 2005, respectively, compared to 84.2% and 85.1% of net revenue for the three months and nine months ended May 31, 2004, respectively.

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

     There were no restructuring charges incurred during the three months and nine months ended May 31, 2005 or May 31, 2004. The table below sets forth the significant components and activity in the remaining restructuring liability during the three months ended May 31, 2005 (in thousands):

	Balance at		Balance at
	February 28,	Cash	May 31,
	2005	Payments	2005

Employee severance and termination benefits	$360	$(360)	$—
Lease costs	7,280	(1,154)	6,126
Other	—	—	—

Total	$7,640	$(1,514)	$6,126

     The table below sets forth the significant components and activity in the remaining restructuring liability during the nine months ended May 31, 2005 (in thousands):

	Balance at		Balance at
	August 31,	Cash	May 31,
	2004	Payments	2005

Employee severance and termination benefits	$1,011	$(1,011)	$—
Lease costs	9,639	(3,513)	6,126
Other	44	(44)	—

Total	$10,694	$(4,568)	$6,126

     At May 31, 2005, liabilities of $4.9 million, exclusively for lease commitment costs, are expected to be paid within the next twelve months. The remaining balance, consisting of lease commitment costs, is expected to be paid through August 31, 2006.

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

     All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from Royal Philips Electronics (“Philips”) in November 2004 and from Varian Inc. in March 2005. See Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements for further discussion of these acquisitions. The following tables present the Company’s total purchased intangible assets at May 31, 2005 and August 31, 2004 (in thousands):

	Gross
	Carrying	Accumulated	Net Carrying
May 31, 2005	Amount	Amortization	Amount
Contractual agreements & customer relationships	$202,524	$(126,460)	$76,064
Patents	800	(547)	253

Total	$203,324	$(127,007)	$76,317

	Gross
	Carrying	Accumulated	Net Carrying
August 31, 2004	Amount	Amortization	Amount
Contractual agreements & customer relationships	$151,660	$(94,113)	$57,547
Patents	800	(487)	313

Total	$152,460	$(94,600)	$57,860

     Intangible asset amortization for the three months and nine months ended May 31, 2005 was approximately $11.5 million and $32.4 million, respectively. Intangible asset amortization for the three and nine months ended May 31, 2004 was approximately $10.8 million and $32.9 million, respectively.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2005 (remaining three months)	$7,370
2006	21,846
2007	12,225
2008	7,644
2009	4,190
Thereafter	23,042

Total	$76,317

     The following table presents the changes in goodwill allocated to the reportable segments during the nine months ended May 31, 2005 (in thousands):

	Balance at		Foreign	Balance at
	August 31,		Currency	May 31,
Reportable Segment	2004	Acquired	Impact	2005

Americas	$61,220	$81,294	$3,094	$145,608
Europe	175,386	80	2,369	177,835
Asia	57,960	—	176	58,136

Total	$294,566	$81,374	$5,639	$381,579

Note 9. Business Acquisitions and Other Transactions

a. Business Acquisitions

     The Company has made a number of acquisitions that were accounted for under the purchase method of accounting. Accordingly, the operating results of each acquired business are included in the Consolidated Financial Statements of the Company from the respective date of acquisition. In accordance with SFAS 142, goodwill related to the Company’s business acquisitions is not being amortized and is tested for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

     On November 29, 2004, the Company purchased certain television assembly operations of Philips in Kwidzyn, Poland. The Company acquired these operations in an effort to add assembly operations in the consumer industry sector and further strengthen its relationship with Philips. Simultaneous with the purchase, the Company amended its previously existing supply agreement with Philips to include the acquired operations. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $20.0 million, based on foreign currency rates in effect at the date of the acquisition. Based on a preliminary third-party valuation, which is expected to be completed no later than the first quarter of fiscal year 2006, the purchase price resulted in amortizable intangible assets of approximately $2.5 million.

     On March 11, 2005, the Company purchased the operations of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. VEM derives its revenues primarily from customers in the aerospace, communications, and instrumentation and medical industry sectors. The Company acquired the VEM operations in an effort to enhance customer and industry sector diversification by adding additional competencies in targeted industry sectors. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was $202.1 million in cash. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2006, the purchase price resulted in purchased intangible assets of $41.9 million and goodwill of $81.3 million. The purchased intangible assets (other than goodwill) are currently being amortized over a period of ten years.

     Pro-forma results of operations, in respect to the acquisitions described above, have not been presented because the effect of these acquisitions was not material.

     There were no acquisition-related costs recorded for the nine months ended May 31, 2005. In connection with the acquisitions of certain operations of Philips and NEC Corporation, acquisition-related costs of $1.3 million were recorded for the nine months ended May 31, 2004. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

b. Other Transactions

     During the third quarter of fiscal year 2005, the Company entered into several related agreements with an unrelated electronics manufacturing services (“EMS”) provider. The agreements include, but are not limited to, a loan agreement and an agreement and plan of amalgamation. Under the terms of the loan agreement, the Company agreed subject to various conditions to loan the EMS provider a maximum amount of $25.0 million, of which $15.0 million was disbursed upon execution of the agreements. The remaining $10.0 million principal under the loan agreement was transferred to an escrow agent to be disbursed to the EMS provider only upon satisfaction of various requirements as defined in the related escrow agreement. The loan, which is evidenced by a promissory note, bears interest at a stated rate of 2.5% per annum from the disbursement date. The principal is due and payable in a single payment on November 1, 2006 and interest is payable annually in arrears on November 1 of each year.

     The related agreement and plan of amalgamation grants the Company an option to acquire all of the outstanding stock of the EMS provider through amalgamation with a newly-formed subsidiary of the Company (“the purchase option”). The purchase option, which was granted upon execution of the loan agreement for no additional consideration, allows the Company to demand the amalgamation at any time prior to November 1, 2005, subject to certain potential limited extensions. The agreement and plan of amalgamation also dictates the initial and contingent purchase consideration payable by the Company upon exercise of the purchase option. The purchase option expires on November 1, 2005, subject to certain potential limited extensions.

     At May 31, 2005, $11.6 million is recorded in long-term other assets related to the note receivable; $10.0 million is recorded in current assets related to the cash held in escrow for future disbursements on the note receivable; and $3.8 million is recorded in current assets related to the purchase option. The amounts recorded for the assets reflect their respective fair market values, which are based on the results of a preliminary third-party valuation.

Note 10. Accounts Receivable Securitization

     In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement. The Company was in compliance with the respective covenants at May 31, 2005. The securitization agreement as amended expires in February 2006 and may be extended on an annual basis.

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

     At May 31, 2005, the Company had sold $250.1 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $175.0 million and retained an interest in the receivables of approximately $75.1 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $1.1 million and $2.5 million during the three and nine months ended May 31, 2005, respectively.

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

     Through various acquisitions consummated in fiscal years 2002 and 2003, the Company assumed certain unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition in fiscal year 2003, the Company also assumed certain post-retirement medical benefit plans.

     The Company uses a May 31 measurement date for substantially all of its pension and other postretirement benefit plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Service cost	$348	$417	$1,044	$1,247
Interest cost	1,224	1,100	3,645	3,228
Expected long-term return on plan assets	(1,136)	(1,073)	(3,378)	(3,137)
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	22	117	65	342

Net periodic benefit cost	$458	$561	$1,376	$1,680

     For the nine months ended May 31, 2005, the Company has made contributions of approximately $0.8 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2005 contributions to approximate $1.0 million to $1.1 million.

     The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Service cost	$36	$13	$103	$40
Interest cost	15	8	43	24
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	—	—	—	—

Net periodic benefit cost	$51	$21	$146	$64

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

     In December 2004, FASB published SFAS 123R. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management continues to assess the implications of this revised standard, which will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. Based on preliminary estimates, the future compensation cost to be recognized as a result of the implementation of SFAS 123R is as follows (in thousands of dollars):

Fiscal year ending August 31,	Amount
2006	$11,779
2007	4,583
2008	1,981
2009	1,795
2010	1,790
Thereafter	525

Total	$22,453

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

     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance on the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 was issued to assist issuers in their initial implementation of SFAS 123R and enhance the information received by investors and other users of the financial statements. The Company will consider the guidance provided by SAB 107 as it implements SFAS 123R in the first quarter of fiscal year 2006.

     In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

Summary of Results

     Net revenue for the third quarter of fiscal year 2005 increased 19.2% to $1.9 billion compared to $1.6 billion for the same period of fiscal year 2004. Our sales levels during the third quarter of fiscal year 2005 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; organic growth from new and existing customers as vertically integrated electronics and technology companies continue to convert to an outsourcing model; and incremental revenue as a result of our acquisitions in fiscal year 2005. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and repair.

     The following table sets forth, for the three-month and nine-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net revenue	$1,938,415	$1,625,850	$5,487,796	$4,626,720
Gross profit	$162,082	$135,915	$457,392	$400,691
Operating income	$73,236	$55,892	$201,315	$159,133
Net income	$59,353	$40,131	$161,315	$122,642
Basic earnings per share	$0.29	$0.20	$0.80	$0.61
Diluted earnings per share	$0.29	$0.19	$0.78	$0.59

Key Performance Indicators

     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31,	February 28,	November 30,	August 31,
	2005	2005	2004	2004

Sales cycle	20 days	23 days	28 days	26 days
Inventory turns	10 turns	9 turns	9 turns	9 turns

Days in accounts receivable	42 days	42 days	52 days	43 days
Days in inventory	37 days	39 days	40 days	40 days
Days in accounts payable	59 days	58 days	64 days	57 days

     The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have remained consistent during the three months ended May 31, 2005 from the prior sequential quarter. During this period, days in accounts receivable decreased by three days due to the sale of receivables to an unrelated third party. This decrease was offset by a three day increase in days in accounts receivable due to the timing of sales during the third fiscal quarter and the assumption of receivables in connection with our acquisition of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. The ten day decrease in accounts receivable days during the three months ended February 28, 2005 resulted primarily from the liquidation during such quarter of six days of receivables assumed in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005. The remainder of the decrease reflects lower sales levels and timing of sales during the second quarter of fiscal 2005.

     Days in inventory decreased two days during the three months ended May 31, 2005 from the prior sequential quarter as a result of increased sales during this period and the continued emphasis on inventory management. Inventory levels at February 28, 2005 were elevated due to ramping for the third fiscal quarter production forecasts. The improvement in days in inventory resulted in ten inventory turns during the three months ended May 31, 2005, as compared to nine inventory turns in the prior sequential quarter.

     Days in accounts payable increased one day during the three months ended May 31, 2005 from the prior sequential quarter primarily due to the timing of payments due to vendors. The six day decrease in days in accounts payable during the three months ended February 28, 2005 from the prior sequential quarter resulted from the liquidation during such quarter of six days of payables assumed in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005.

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

Income Taxes

     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Income Taxes”, and to Note 6 – “Income Taxes” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.6%	91.6%	91.7%	91.3%

Gross profit	8.4%	8.4%	8.3%	8.7%
Operating expenses:
Selling, general and administrative	3.7%	4.1%	3.8%	4.3%
Research and development	0.3%	0.2%	0.3%	0.2%
Amortization of intangibles	0.6%	0.7%	0.6%	0.7%
Acquisition-related charges	0.0%	0.0%	0.0%	0.1%

Operating income	3.8%	3.4%	3.6%	3.4%

Other loss (income)	0.0%	0.4%	0.0%	0.1%
Interest income	(0.2)%	(0.1)%	(0.2)%	(0.1)%
Interest expense	0.4%	0.3%	0.3%	0.3%

Income before income taxes	3.6%	2.8%	3.5%	3.1%

Income tax expense	0.6%	0.3%	0.6%	0.4%

Net income	3.0%	2.5%	2.9%	2.7%

     Net Revenue. Our net revenue for the three months ended May 31, 2005 increased 19.2% to $1.9 billion, from $1.6 billion for the three months ended May 31, 2004. The increase for the three months ended May 31, 2005 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 46% increase in the sale of consumer products; a 67% increase in the sale of instrumentation and medical products; a 24% increase in the sale of computing and storage products; a 28% increase in the sale of peripherals products; and a 6% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production and the acquisition of VEM in March 2005. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. These increases were partially offset by a 14% decrease in the sale of networking products and a 9% decrease in the sale of telecommunications products.

     Our net revenue for the nine months ended May 31, 2005 increased 18.6% to $5.5 billion, from $4.6 billion for the nine months ended May 31, 2004. The increase for the nine months ended May 31, 2005 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 32% increase in the sale of consumer products; a 60% increase in the sale of instrumentation and medical products; a 20% increase in the sale of computing and storage products; a 38% increase in the sale of peripheral products; and a 10% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production and the acquisition of VEM in March 2005. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. These increases were partially offset by an 8% decrease in the sale of networking products and a 7% decrease in the sale of telecommunications products.

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

	Three months ended		Nine months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Automotive	8%	8%	8%	8%
Computing and Storage	13%	13%	13%	13%
Consumer	27%	22%	28%	25%
Instrumentation and Medical	16%	12%	15%	11%
Networking	16%	21%	16%	20%
Peripherals	7%	7%	7%	6%
Telecommunications	9%	12%	9%	12%
Other	4%	5%	4%	5%

Total	100%	100%	100%	100%

     Foreign source revenue represented 82.0% and 84.4% of net revenue for the three months and nine months ended May 31, 2005. This is compared to 84.2% and 85.1% for the three months and nine months ended May 31, 2004. We expect our foreign source revenue to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions.

     Gross Profit. Gross profit for the three months ended May 31, 2005 remained consistent with the three months ended May 31, 2004 at 8.4% of net revenue. In absolute dollars, gross profit for the three months ended May 31, 2005, increased $26.2 million versus the three months ended May 31, 2004 due to the increased revenue base. Gross profit decreased to 8.3% of net revenue for the nine months ended May 31, 2005, from 8.7% of net revenue for the nine months ended May 31, 2004. The percentage decrease for the nine months ended May 31, 2005 versus the same period of fiscal year 2004 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. In absolute dollars, gross profit for the nine months ended May 31, 2005 increased $56.7 million versus the nine months ended May 31, 2004 due to the increased revenue base.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months and nine months ended May 31, 2005 increased to $71.7 million (3.7% of net revenue) and $205.9 million (3.8% of net revenue), respectively, compared to $65.9 million (4.1% of net revenue) and $197.9 million (4.3% of net revenue) for the three months and nine months ended May 31, 2004, respectively. The absolute dollar increase for the nine months ended May 31, 2005 was primarily due to a realignment of our organizational structure into three regional operating segments, costs related to compliance with the Sarbanes-Oxley Act of 2002, and the acquisition of VEM in March 2005. The decrease as a percentage of net revenue was primarily due to the increased revenue base.

     Research and Development. Research and development expenses for the three months and nine months ended May 31, 2005 increased to $5.7 million (0.3% of net revenue) and $17.8 million (0.3% of net revenue), respectively, from $3.3 million (0.2% of net revenue) and $9.4 million (0.2% of net revenue) for the three months and nine months ended May 31, 2004, respectively. The increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly; mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

     Amortization of Intangibles. We recorded $11.5 million and $32.4 million of amortization of intangible assets for the three months and nine months ended May 31, 2005, respectively, as compared to $10.8 million and $32.9 million for the three months and nine months ended May 31, 2004, respectively. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.

     Restructuring and Impairment Charges. There were no restructuring charges incurred during the nine months ended May 31, 2005 and May 31, 2004. As of May 31, 2005, liabilities related to restructuring activities carried out prior to August 31, 2003 total approximately $6.1 million. Approximately $4.9 million of this total is expected to be paid out within the next twelve months for lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.

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

     Interest Income. Interest income increased to $4.2 million and $9.0 million for the three months and nine months ended May 31, 2005, respectively, from $2.1 million and $5.6 million for the three months and nine months ended May 31, 2004, respectively. The increase was primarily due to higher interest yields on cash deposits and short-term investments, and interest income recorded in relation to the note receivable from an unrelated third party. For further discussion of the note receivable, see Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.

     Interest Expense. Interest expense increased to $7.0 million and $18.0 million for the three months and nine months ended May 31, 2005, respectively, from $5.6 million and $15.1 million for the three months and nine months ended May 31, 2005, respectively. The increase was primarily a result of higher base interest rates related to our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”), as we had an interest rate swap in place that effectively converted the fixed interest rate of the Senior Notes to a variable rate. The increase was also a result of temporary borrowings under the revolving credit facility and debt agreements entered into during the three months ended May 31, 2005. The increase for the three months and nine months ended May 31, 2005 was partially offset by the redemption of our Convertible Notes in May 2004.

     Income Taxes. Income tax expense reflects an effective tax rate of 15.8% and 16.1% for the three months and nine months ended May 31, 2005, respectively, as compared to an effective rate of 12.8% and 14.4% for the three months and nine months ended May 31, 2004, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, and Hungary that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

Acquisitions and Expansion

     We have made a number of acquisitions that were accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Factors Affecting Future Results – We may not achieve expected profitability from our acquisitions.” For further discussion of our acquisitions, see Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements and Note 12 – “Business Acquisitions” to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

Seasonality

     Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter, which includes a majority of the holiday selling season. Therefore, quarterly and year-to-date results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Liquidity and Capital Resources

     At May 31, 2005, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine months ended
	May 31, 2005	May 31, 2004
Net cash provided by operating activities	$417,384	$352,339
Net cash used in investing activities	(392,865)	(128,693)
Net cash provided by (used in) financing activities	24,209	(324,170)
Effect of exchange rate changes on cash	10,992	(3,060)

Net increase (decrease) in cash and cash equivalents	$59,720	$(103,584)

     We generated $417.4 million of cash from operating activities for the nine months ended May 31, 2005. This consisted primarily of $161.3 million of net income, $168.0 million of non-cash depreciation and amortization charges, $65.7 million of an increase in accounts payable, $25.3 million of a decrease in accounts receivable, and $18.6 million of a decrease in prepaid expenses and other current assets, offset by $29.1 million of an increase in inventories. The increase in accounts payable and accrued expenses was due primarily to higher purchasing levels at the end of the third quarter of fiscal year 2005 and the timing of purchases in the third quarter of fiscal year 2005. The decrease in accounts receivable was due to the timing of sales in fiscal year 2005, and the sale of $80.8 million of receivables to unrelated third parties. The decrease in prepaid expenses and other current assets was primarily due to collections of value added tax receivables in various geographic locations. Inventory levels have increased during the nine months ended May 31, 2005 in anticipation of forecasted demand, which includes additional programs from new and existing customers.

     Net cash used in investing activities of $392.9 million for the nine months ended May 31, 2005 consisted primarily of our capital expenditures of $164.1 million for manufacturing and computer equipment to support our ongoing business and expansion activities in China, Eastern Europe and India; and net cash of $212.3 million paid primarily for the acquisition of certain television assembly operations of Philips in Kwidzyn and the acquisition of VEM. Additionally, during the third quarter of fiscal year 2005, we entered into several agreements for investing purposes that resulted in cash disbursements of $30.2 million for notes receivable and other short term assets. These expenditures and disbursements were offset by $13.7 million of proceeds from the sale of property and equipment.

     Net cash provided by financing activities of $24.2 million for the nine months ended May 31, 2005 resulted from $104.0 million in borrowings under debt agreements and $22.5 million of net proceeds from the issuance of common stock under option plans and employee stock purchase plans, offset by $102.3 million of payments toward debt agreements and capital lease obligations. During the three months ended May 31, 2005, we borrowed 400.0 million Indian rupees and 6.6 million Euros (approximately $9.1 million and $8.1 million, respectively, based on currency exchange rates at May 31, 2005) under new debt agreements, as discussed below. In March 2005 we borrowed $80.0 million under our then existing unsecured revolving credit facility to partially fund the acquisition of VEM. This borrowing was repaid in full prior to May 31, 2005. In December 2004 we entered into a $6.4 million short-term borrowing agreement, based on currency exchange rates at the borrowing date, for a Polish subsidiary with a Polish bank. This short-term borrowing was repaid in full prior to February 28, 2005. Payments toward debt agreements also included approximately $15.4 million, based on currency exchange rates at the payment dates, to extinguish the outstanding balance of our five-year term loan for a Japanese subsidiary with a Japanese bank.

     During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. Interest accrued on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. Interest accrued on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. A facility fee based on the committed amount of the Amended Revolver was payable at a rate equal to 0.225% to 0.40%. A usage fee was also payable if our borrowings on the Amended Revolver exceeded 33-1/3% of the aggregate commitment. The usage fee rate ranged from 0.125% to 0.25%. The interest spread, facility fee and usage fee were determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The Amended Revolver had an expiration date of July 14, 2006 when outstanding borrowings would then be due and payable. The Amended Revolver required compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver required compliance with certain operating covenants, which limited, among other things, our incurrence of additional indebtedness. On March 10, 2005, we borrowed $80.0 million under the Amended Revolver to partially fund the acquisition of VEM, which was consummated on March 11, 2005. This borrowing was repaid in full during the third quarter of fiscal year 2005 from cash provided by operations.

     On May 11, 2005, we replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.950% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.00% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of additional indebtedness. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants as of May 31, 2005. At May 31, 2005, there were no borrowings outstanding on the Unsecured Revolver.

     During the second quarter of fiscal year 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.5 million based on currency exchange rates at May 31, 2005) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2005 and any outstanding borrowings are then due and payable. At May 31, 2005 there were no borrowings outstanding under this facility.

     During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement as amended. We were in compliance with the respective covenants at May 31, 2005. The securitization agreement as amended expires in February 2006 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of May 31, 2005, we had sold $250.1 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $175.0 million and retained an interest in the receivables of approximately $75.1 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $1.1 million and $2.5 million during the three and nine months ended May 31, 2005.

     During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. During the third quarter of fiscal year 2005, this credit facility was increased to $500.0 thousand. However, $440.0 thousand of our availability under the facility has been restricted for specific purposes. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 2.25%. We also pay a commitment fee of 2.0% per annum for any capacity that is restricted but not outstanding under the facility. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At May 31, 2005, there was $38.0 thousand outstanding under this facility.

     During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee (approximately $9.1 million based on currency exchange rates at May 31, 2005) construction loan for an Indian subsidiary with an Indian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable.

     During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At May 31, 2005, proceeds of 6.6 million Euros (approximately $8.1 million based on currency exchange rates at May 31, 2005) had been drawn under the construction loan.

     We currently believe that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $250.0 million, principally for machinery and equipment, and expansion in China, Eastern Europe and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to exercise the purchase option discussed in Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements, our capital needs would increase by a minimum of $204.0 million for the purchase price consideration and potential earn-out consideration. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

     Our contractual obligations for future minimum lease payments under non-cancelable lease arrangements and short and long-term debt arrangements at May 31, 2005 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. Non-cancelable purchase commitments do not typically extend beyond the normal lead-time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
Contractual Obligations	Total	Year	1-3 Years	4-5 Years	Years

Long-term debt and capital lease obligations	$312,518	$637	$3,816	$13,764	$294,301
Operating leases	140,456	35,373	53,447	33,904	17,732

Total contractual cash obligations	$452,974	$36,010	$57,263	$47,668	$312,033

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

     We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, manufacturing and product management services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, manufacturing and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, manufacturing and product management services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business — Customers and Marketing” in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business — Competition” in our 2004 Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

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

     We derived 82.0% and 84.4% of revenues from international operations for the three and nine months ended May 31, 2005, respectively. This is compared to 84.2% and 85.1% for the three and nine months ended May 31, 2004, respectively. We expect our revenues from international operations to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Huangpu, Panyu, Shanghai and Shenzhen,

China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pimpri, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

     We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-US counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services, as defects in medical devices, automotive components, and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects.

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

     At May 31, 2005, our executive officers, directors and certain of their family members collectively beneficially owned 16.5% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 10.3%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

     We currently have the ability to borrow up to $500.0 million under our Unsecured Revolver. In addition, we could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in timely manner.

     Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simply error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with US GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.

     The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of financial statements in accordance with US GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

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

     The aggregate notional amount of outstanding contracts at May 31, 2005 was $208.2 million. The fair value of these contracts amounted to $1.3 million and was recorded as a net asset on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with four months being the maximum term of the contracts outstanding at May 31, 2005. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Singapore dollars, and U.S. dollars.

Interest Rate Risk

     A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2005, the outstanding amount in the investment portfolio was $45.8 million, comprised mainly of money market funds with an average return of 2.71%.

     We have issued our Senior Notes with a principal maturity of $300.0 million due in July 2010. The Senior Notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which was originally to expire in 2010, was accounted for as a fair value hedge under SFAS 133. The notional amount of the swap was $300.0 million. Under the terms of the swap, we paid an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we received a payment based on a fixed rate of 5.875%. At May 31, 2005, $5.3 million was recorded in other long-term liabilities to record the fair value of the interest rate swap, with a corresponding decrease to the carrying value of the 5.875% Senior Notes on the Condensed Consolidated Balance Sheet. The interest rate swap was terminated on June 3, 2005. For the periods subsequent to the termination date, interest on the Senior Notes will not fluctuate based on changes in the base interest rate. Therefore our exposure to market risk for changes in interest rates related to the Senior Notes will be reduced.

     We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver, our 0.6 billion Japanese yen credit facility and our $500.0 thousand Ukrainian credit facility. There was $38.0 thousand outstanding under these revolving credit facilities at May 31, 2005.

     We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There was 6.6 million Euros (approximately $8.1 million based on currency exchange rates at May 31, 2005) outstanding under this loan agreement at May 31, 2005.

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

     On March 11, 2005, we acquired VEM. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ending August 31, 2005 will not include the internal controls over financial reporting of the acquired operations of VEM. VEM is included in our consolidated financial statements at May 31, 2005 and for the period from March 11, 2005 to May 31, 2005. From the acquisition date to May 31, 2005, the processes and systems of the acquired operations were discrete and did not significantly impact internal controls over financial reporting for our other consolidated subsidiaries. During the period subsequent to the acquisition, no significant deficiencies or material weaknesses in the design of VEM’s internal controls over financial reporting have come to the attention of management. However, management intends to conduct further testing and diligence as part of its ongoing integration efforts.

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

     Notwithstanding the above limitations, we currently believe that our controls provide reasonable assurance that their objectives are met.

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

     None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Item 5: OTHER INFORMATION

     None.

Item 6: EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.18(5)	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.19(6)	—	Five-Year Unsecured Revolving Credit Agreement dated as of May 11, 2005 between Registrant; initial lenders named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

10.20	—	Amendment No. 3 to Receivables Purchase Agreement dated as of May 13, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: July 1, 2005	By:	/s/ Timothy L. Main
Timothy L. Main
President/CEO

Date: July 1, 2005	By:	/s/ Forbes I.J. Alexander
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.20	—	Amendment No. 3 to Receivables Purchase Agreement dated as of May 13, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.