Form 10-K
period 2005-08-31
JABIL CIRCUIT INC
filed 2005-10-28
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

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
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2005 was approximately $4.4 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on October 17, 2005, was 204,687,559. The Registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on January 19, 2006 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.
2005 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business
      References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	dependence on certain industries;

•	seasonality;

•	variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•	our ability to take advantage of our past restructuring efforts to improve utilization and realize savings;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

      All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

The Company
      We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and repair services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage, and telecommunications industries. We serve our customers with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company (“HP”), International Business Machines Corporation, Marconi Communications plc (“Marconi”), Network Appliance, NEC Corporation (“NEC”), Nokia Corporation (“Nokia”), Quantum Corporation (“Quantum”), Royal Philips Electronics (“Philips”) and Valeo S.A. (“Valeo”). For the fiscal year ended August 31, 2005, we had net revenues of approximately $7.5 billion and net income of approximately $231.8 million.
      We offer our customers electronics design, production, product management and repair solutions that are responsive to their manufacturing needs. Our business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct order fulfillment and configure to order; and

•	repair and warranty.
      We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in the most efficient marketplace for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time.
      Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available the following financial filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document.

Industry Background
      The industry in which we operate is composed of companies that provide a range of manufacturing services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at that time. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets. Factors driving companies to favor outsourcing include:

•	Reduced Product Cost. Industry providers are able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

•	Accelerated Product Time-to-Market and Time-to-Volume. Industry providers are often able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. Providers are also able to more rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•	Access to Advanced Design and Manufacturing Technologies. Customers may gain access to additional advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to- market and manufacturability of their products.

•	Improved Inventory Management and Purchasing Power. Industry providers are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.

•	Reduced Capital Investment in Manufacturing. Companies are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing, and research and development (“R&D”). This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.

Our Strategy
      We are focused on expanding our position as one of the leading providers of worldwide electronics design, production, product management and repair services. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the last three years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers as a result of organic business wins. Additionally, our acquisitions have meaningfully contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Our business units are dedicated to one customer and operate with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, and Ukraine to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct Order Fulfillment and Configure to Order Services. Our systems assembly, direct order fulfillment and configure to order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Pursue Selective Acquisition Opportunities. Companies have continued to divest internal manufacturing operations to manufacturing providers such as Jabil. In many of these situations, companies enter into a customer relationship with the manufacturing provider that acquires the operations. Our acquisition strategy is focused on obtaining manufacturing, repair and/or design operations that complement our geographic footprint and diversify our business into new industry sectors and customers, while providing opportunities for long-term outsourcing relationships. See “Risk Factors — We may not achieve expected profitability from our acquisitions.”

Our Approach to Manufacturing
      In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Business Units. Our business units are dedicated to one customer and are empowered to formulate strategies tailored to individual customer needs. Each business unit has dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate on a worldwide basis all financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority, within high-level parameters set by executive management, to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•	Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Risk Factors — Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our cost.”

•	Supply Chain Management. We make available an electronic commerce system/electronic data interchange and web-based tools for our customers and suppliers to implement a variety of supply chain management programs. Most of our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with most of our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.
Our Design Services
      We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. We offer the following design services:

•	Electronic Design. Our electronic design team provides electronic circuit design services, including application-specific integrated circuit design and firmware development. These services have been used to develop a variety of circuit designs for cellular telephone accessories, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications products, personal digital assistants, communication broadband products, and automotive and consumer appliance controls.

•	Industrial Design Services. Our industrial design team assists in designing the “look and feel” of the plastic and metal enclosures that house printed circuit board (“PCB”) assemblies and systems.

•	Mechanical Design. Our mechanical engineering design team specializes in three-dimensional design and analysis of electronic and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

•	Computer Assisted Design. Our computer assisted design (“CAD”) team provides PCB design services using advanced CAD/computer assisted engineering tools, PCB design testing and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCB design. We believe that our CAD services result in PCB designs that are optimized for manufacturability and cost, and accelerate the time-to-market and time-to-volume production.

•	Product Validation. Our product validation team provides complete product and process validation. This includes system test, product safety, regulatory compliance and reliability.

•	Product Solutions. The goal of our product solutions group is to find ways to expand our relationships by pairing with our customers and collaborating on new product designs. Product solutions is a launching pad for new technologies and concepts in specific growth areas. This team provides system-based solutions to engineering problems and challenges.
      Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Shanghai and Huangpu, China; St. Petersburg, Florida; Tokyo, Japan; Penang, Malaysia; Auburn Hills, Michigan; and Hsinchu, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise.”
      As we increase our efforts to offer design services, we are exposed to different or greater potential liabilities than those we face from our regular manufacturing services. See “Risk Factors — Our increasing design services offerings may increase our exposure to product liability, intellectual property infringement and other claims.”
Our Systems Assembly, Test, Direct Order Fulfillment and Configure to Order Services
      We offer systems assembly, test, direct order fulfillment and configure to order services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBs. We maintain systems assembly capacity to meet the increasing demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the PCBs, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to try to ensure that our products meet or exceed required customer specifications. We also offer direct order fulfillment and configure to order services for delivery of final products we assemble for our customers.
Our Repair and Warranty Services
      As an extension of our manufacturing model and an enhancement to our total global solution, we offer repair services from strategic hub locations. Jabil repair centers also provide warranty services to certain of our manufacturing customers. We have the ability to service our customers’ products following completion of the traditional manufacturing and fulfillment process.
      Our repair centers are located in: Sao Paulo, Brazil; Shanghai, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Dublin, Ireland; Louisville, Kentucky; Penang, Malaysia; Reynosa, Mexico; Amsterdam, the Netherlands; Bydgozcz, Poland; Memphis, Tennessee; and McAllen, Texas.
Technology
      We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies. These technologies include surface mount technology, high-density ball grid array, chip scale packages, flip chip/direct chip attach, advanced chip-on-board, thin substrate processes, reflow solder of mixed technology circuit boards, lead-free processing, densification, radio frequency process optimization, and other testing and emerging interconnect technologies. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

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
      For fiscal years 2005, 2004 and 2003, we expended $22.5 million, $13.8 million and $9.9 million, respectively, on R&D activities. To date, substantially all of our R&D expenditures have related to internal R&D activities.

Customers and Marketing
      Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. A small number of customers and significant industry sectors have historically comprised a major portion of our revenue, net of estimated product return costs (“net revenue”). The table below sets forth the respective portion of net revenue for the applicable period attributable to our customers who individually accounted for approximately 10% or more of our net revenue in any respective period:

	Fiscal Year Ended August 31,

	2005	2004	2003

Royal Philips Electronics	14%	18%	15%
Nokia Corporation	13%	*	*
Hewlett-Packard Company	10%	*	11%
Cisco Systems, Inc.	*	12%	16%

*	less than 10% of net revenue
      Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Fiscal Year Ended
	August 31,

	2005	2004	2003

Consumer	29%	25%	20%
Instrumentation and medical	16%	12%	7%
Networking	15%	20%	23%
Computing and storage	12%	13%	15%
Telecommunications	9%	11%	14%
Peripherals	8%	6%	8%
Automotive	7%	8%	9%
Other	4%	5%	4%

	100%	100%	100%

      In fiscal year 2005, 40 customers accounted for approximately 90% of our net revenue. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industry sectors have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry sector in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. We cannot provide assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Risk Factors — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
      We have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations
      A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing, design and/or repair facilities in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, and Ukraine.
      Our European facilities located in Austria, Belgium, England, France, Hungary, Ireland, Italy, the Netherlands, Poland, Scotland, and Ukraine, target existing European customers, North American customers with significant sales in Europe, and potential European customers who meet our customer profile.
      Our Asian facilities, located in China, India, Japan, Malaysia, Singapore, and Taiwan, enable us to provide local manufacturing and design services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.
      Our Latin American facilities, located in Brazil and Mexico, enable us to provide a low cost manufacturing source for new and existing customers.
      See “Risk Factors — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Business Segments
      We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions — the Americas, Europe, and Asia — to reflect how we manage our business. We have also created a separate segment for our service groups, independent of our geographic region segments. See Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Competition
      Our business is highly competitive. We compete against numerous domestic and international manufacturing and design service providers, including Celestica, Inc., Flextronics International, Hon-Hai Precision Industry Co., Ltd., Sanmina — SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell, the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than we do. We also face potential competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing.
      We believe that the primary basis of competition in our targeted markets is manufacturing capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery, and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See “Risk Factors — We compete with numerous other electronic manufacturing services providers and others, including our current and potential customers who may decide to manufacture all of their products internally.”

Backlog
      Our order backlog at August 31, 2005 was approximately $2.3 billion, compared to backlog of $1.8 billion at August 31, 2004. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

Seasonality
      Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

Components Procurement
      We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are ordered from only one source, and most assemblies require components that are available from only a single source. Some of these components are allocated in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages may substantially curtail production of assemblies using a particular component. In addition, at various times there have been industry wide shortages of electronic components, particularly of memory and logic devices. We cannot assure you that such shortfalls, if any, will not have a material adverse effect on our results of operations in the future. See “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”

Proprietary Rights
      We regard our manufacturing processes and electronic designs as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of trade secret laws; non-disclosure agreements with our customers, employees, and suppliers; our internal security systems; confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our intellectual property, misappropriation may still occur. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small but growing number of solely owned and jointly held patents in various technology areas, and we believe that our evolving business practices and industry trends may result in continued growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other important factors include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services. See “Risk Factors — Generally, we do not have employment agreements with any of our key personnel, the loss of which could hurt our operations.”
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

Employees
      As of October 17, 2005, we had approximately 40,000 full-time employees, compared to approximately 34,000 full-time employees at October 8, 2004. The increase in the number of employees is due to acquisitions consummated in fiscal year 2005 and the addition of employees to satisfy increased customer demand requirements. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information
      The information regarding net revenue; segment income and reconciliation of income before income taxes; and property, plant and equipment set forth in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Environmental
      We are subject to a variety of federal, state, local and foreign environmental regulations that relate to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, or that require design changes to and recycling of products we manufacture. We believe that we are currently in substantial compliance with all material environmental regulations. However, from time to time, new regulations are enacted, such as two recently enacted European Union directives, and it can be difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with such regulations as they are enacted. Any failure to comply with present and future regulations could subject us to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations, including expenses associated with the recall of any non-compliant product.

See “Risk Factors — Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.”

Executive Officers of the Registrant
      Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors.
      Forbes I.J. Alexander (age 45) was named Chief Financial Officer in September 2004. Alexander joined Jabil in 1993 as Controller of Jabil’s Scotland facility and was promoted to Assistant Treasurer in April 1996. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Fellow at the Chartered Institute of Management Accountants. He holds a B.A. in Accounting from Dundee College, Scotland.
      Scott Brown (age 43) was named Executive Vice President in November 2002. Brown joined Jabil as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Brown has served as Senior Vice President, Strategic Planning since November 2000. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. He holds a B.S. in Economics from the University of Michigan.
      Meheryar “Mike” Dastoor (age 39) was named Controller in June 2004. Dastoor joined Jabil in 2000 as Regional Controller — Asia Pacific. Prior to joining Jabil, Dastoor was a Regional Financial Controller for Inchcape PLC. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
      Wesley “Butch” Edwards (age 53) was named Senior Vice President, Strategic Operations in November 2000. Edwards joined Jabil as Manufacturing Manager of Jabil’s Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. Edwards was named Vice President, Operations in May 1994 and was promoted to Senior Vice President, Operations in August 1996. He holds a B.A. and an M.B.A. from the University of Florida.
      John Lovato (age 45) was named Senior Vice President for Europe in September 2004. Lovato joined Jabil in 1990 as a Business Unit Manager, served as General Manager of Jabil’s California facility and in 1999 was named Vice President, Global Business Units. Lovato was then named Senior Vice President, Business Development in November 2002. Before joining Jabil, Lovato held various positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.
      Timothy L. Main (age 48) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).
      Joseph A. McGee (age 43) was named Senior Vice President, Global Business Development in September 2004. McGee joined Jabil in 1993 as a Business Unit Manager at Jabil Scotland and has served as Director of Business Development, Jabil Malaysia and General Manager, Jabil California. Since October 2000, McGee has served as Vice President, Global Business Units. Prior to joining Jabil, McGee held positions with Sun Microsystems and Philips. McGee earned a PhD in Thermodynamics and Fluid Mechanics and a B.S. in Mechanical Engineering from the University of Strathclyde and holds an MBA from the University of Glasgow.

      Mark Mondello (age 41) was promoted to Chief Operating Officer in November 2002. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.
      William D. Muir, Jr. (age 37) was named Senior Vice President, Regional President for Asia in September 2004. Muir joined Jabil in 1992 as a Quality Engineer and has served in various management positions including Senior Director of Operations for Jabil Florida, Michigan, Guadalajara and Chihuahua; was promoted to Vice President, Operations — Americas in February 2001 and was named Vice President, Global Business Units in November 2002. In 1992, Muir earned a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.
      Robert L. Paver (age 49) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a partner with the law firm of Holland & Knight in St. Petersburg, Florida. Paver served as an adjunct professor of law at Stetson University College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.
      William E. Peters (age 42) was named Senior Vice President, Regional President for the Americas in September 2004. Peters joined Jabil in 1990 as a buyer, was promoted to Purchasing Manager and in 1993 was named Operations Manager for Jabil’s Michigan facility. Peters served as Vice President, Operations from January 1999 and was promoted to Senior Vice President, Operations in November 2000. Prior to joining Jabil, Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.
      Courtney J. Ryan (age 36) was named Senior Vice President, Global Supply Chain in September 2004. Ryan joined Jabil in 1993 as a Quality Engineer and has held various managerial positions, including Workcell Manager, Business Unit Manager, Operations Manager and served as a Vice President, Operations — Europe since February 2001. Ryan holds a B.S. in Economics and an MBA from the University of Florida.

Item 2.	Properties
      We have manufacturing, repair, design and support operations located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the tables below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2005:

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use

Auburn Hills, Michigan	207,000	Owned	Manufacturing, Design
Auburn Hills, Michigan	12,000	Leased	Support
Billerica, Massachusetts(1)	503,000	Leased	Prototype Manufacturing
Boise, Idaho(2)	353,000	Owned	Manufacturing
Louisville, Kentucky	138,000	Leased	Repair
McAllen, Texas	100,000	Leased	Repair
Memphis, Tennessee	1,101,000	Leased	Manufacturing, Repair
Poway, California	112,000	Leased	Manufacturing
San Jose, California(1)	281,000	Leased	Prototype Manufacturing
St. Joe, Michigan	5,000	Leased	Support
St. Petersburg, Florida	268,000	Leased	Manufacturing, Support
St. Petersburg, Florida	299,000	Owned	Manufacturing, Design, Repair, Support
Tempe, Arizona	191,000	Owned	Manufacturing
Belo Horizonte, Brazil	143,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing
Guadalajara, Mexico	363,000	Owned	Manufacturing
Manaus, Brazil	330,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	Repair
Reynosa, Mexico	158,000	Leased	Manufacturing
Sao Paulo, Brazil	35,000	Leased	Repair
Tijuana, Mexico(3)	63,000	Leased	Support

Total Americas	6,097,000

Gotemba, Japan	138,000	Leased	Manufacturing
Hsinchu, Taiwan	21,000	Leased	Design
Huangpu, China	1,890,000	Owned	Manufacturing, Design, Support
Panyu, China	210,000	Owned	Manufacturing
Penang, Malaysia	864,000	Owned	Manufacturing, Design, Repair
Pune, India	8,000	Leased	Support
Ranjangaon, India	175,000	Owned	Manufacturing
Shanghai, China	352,000	Owned	Manufacturing, Design, Repair
Shenzhen, China	762,000	Leased	Manufacturing, Support
Sheung Shui, Hong Kong, China	1,000	Leased	Support
Singapore City, Singapore	92,000	Leased	Manufacturing
Tokyo, Japan	2,000	Leased	Design, Support
Wuxi, China(4)	453,000	Owned	Manufacturing

Total Asia	4,968,000

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use

Amsterdam, The Netherlands	90,000	Leased	Repair
Ayr, Scotland	430,000	Owned	Manufacturing
Bergamo, Italy	68,000	Leased	Manufacturing
Brest, France	389,000	Owned	Manufacturing
Bruges, Belgium	116,000	Leased	Manufacturing
Bydgoszcz, Poland	57,000	Leased	Repair
Coventry, England	39,000	Leased	Repair, Support
Dublin, Ireland	80,000	Leased	Repair
Eindhoven, The Netherlands	3,000	Leased	Support
Genova, Italy	4,000	Leased	Support
Hasselt, Belgium	81,000	Leased	Prototype Manufacturing, Design
Kwidzyn, Poland	385,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing
Marcianise, Italy	262,000	Leased	Manufacturing
Meung-sur-Loire, France	111,000	Leased	Manufacturing
Szombathely, Hungary	208,000	Leased	Manufacturing
Szombathely, Hungary(4)	127,000	Owned	Repair
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Uzhgorod, Ukraine	15,000	Leased	Manufacturing
Vienna, Austria	99,000	Leased	Prototype Manufacturing, Design

Total Europe	3,103,000

Total Facilities at August 31, 2005	14,168,000

(1)	A portion of this facility is no longer used in our business operations.

(2)	This facility is no longer used in our business operations.

(3)	This facility is no longer used in our business operations and has been subleased to an unrelated third party.

(4)	This facility is currently under construction. Square footage indicated is expected total upon completion.

Certifications
      Our manufacturing facilities are ISO certified to ISO 9001:2000 standards and are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our facilities as listed:

•	Aerospace Standard AS9100 — Billerica, Massachusetts; Singapore City, Singapore; St. Petersburg, Florida; and Tempe, Arizona

•	Automotive Standard TS16949 — Auburn Hills, Michigan; Chihuahua, Mexico; Huangpu, China; Meung-sur-Loire, France; Tiszaujvaros, Hungary; and Vienna, Austria

•	Medical Standard ISO-13485 — Auburn Hills, Michigan; Guadalajara, Mexico; Livingston, Scotland; and Shanghai, China

•	Occupational Health & Safety Management System Standard OHSAS 18001 — Ayr, Scotland; Brest, France; Huangpu, China; Manaus, Brazil; Penang, Malaysia; Shenzhen, China; Singapore City, Singapore; St. Petersburg, Florida

•	Telecommunications Standard TL 9000 — Auburn Hills, Michigan; Chihuahua, Mexico; Penang, Malaysia; San Jose, California; Shanghai, China; and St. Petersburg, Florida

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

	High	Low

Year Ended August 31, 2005
First Quarter (September 1, 2004 — November 30, 2004)	$26.04	$20.33
Second Quarter (December 1, 2004 — February 28, 2005)	$27.08	$21.80
Third Quarter (March 1, 2005 — May 31, 2005)	$29.73	$25.87
Fourth Quarter (June 1, 2005 — August 31, 2005)	$32.88	$28.30
Year Ended August 31, 2004
First Quarter (September 1, 2003 — November 30, 2003)	$31.65	$25.43
Second Quarter (December 1, 2003 — February 29, 2004)	$32.40	$24.75
Third Quarter (March 1, 2004 — May 31, 2004)	$31.49	$24.60
Fourth Quarter (June 1, 2004 — August 31, 2004)	$29.10	$19.18
      On October 17, 2005, the closing sales price for our common stock as reported on the New York Stock Exchange was $29.61. As of October 17, 2005, there were 3,191 holders of record of our common stock.
      We have never paid cash dividends on our capital stock and do not currently anticipate paying cash dividends in the foreseeable future. Additionally, certain covenants in our financing agreements restrict the payment of cash dividends. We are in compliance with the covenants in our financing agreements as of August 31, 2005.
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

	Fiscal Year Ended August 31,

	2005	2004		2003		2002		2001

	(In thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$7,524,386	$6,252,897		$4,729,482		$3,545,466		$4,330,655
Cost of revenue	6,895,880	5,714,517		4,294,016		3,210,875		3,936,589

Gross profit	628,506	538,380		435,466		334,591		394,066
Selling, general and administrative	278,866	263,504		243,663		203,845		184,112
Research and development	22,507	13,813		9,906		7,864		6,448
Amortization of intangibles	39,762	43,709		36,870		15,113		5,820
Acquisition-related charges	—	1,339	(1)	15,266	(2)	7,576	(3)	6,558	(4)
Restructuring and impairment charges	—	—		85,308	(2)	52,143	(3)	27,366	(4)

Operating income	287,371	216,015		44,453		48,050		163,762
Other loss (income)	—	6,370	(1)	(2,600	)(2)	—		—
Interest income	(13,774)	(7,237)		(6,920)		(9,761)		(8,243)
Interest expense	24,773	19,369		17,019		13,055		5,857

Income before income taxes	276,372	197,513		36,954		44,756		166,148
Income tax expense (benefit)	44,525	30,613		(6,053)		10,041		47,631

Net income	$231,847	$166,900		$43,007		$34,715		$118,517

Earnings per share:
Basic	$1.14	$0.83		$0.22		$0.18		$0.62

Diluted	$1.12	$0.81		$0.21		$0.17		$0.59

Common shares used in the calculations of earnings per share:
Basic	202,501	200,430		198,495		197,396		191,862

Diluted	207,526	205,849		202,103		200,782		202,223

	August 31,

	2005	2004	2003	2002	2001

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$1,117,806	$1,023,591	$830,729	$994,962	$942,023

Total assets	$4,077,262	$3,329,356	$3,244,745	$2,547,906	$2,357,578

Current installments of notes payable, long-term debt and long-term lease obligations	$674	$4,412	$347,237	$8,692	$8,333

Notes payable, long-term debt and long-term lease obligations, less current installments	$326,580	$305,194	$297,018	$354,668	$361,667

Total stockholders’ equity	$2,135,217	$1,819,340	$1,588,476	$1,506,966	$1,414,076

Cash dividends paid	$—	$—	$—	$—	$—

(1)	During 2004, we recorded acquisition-related charges of $1.3 million ($1.0 million after-tax) primarily in connection with the acquisitions of certain operations of Philips and NEC. We also recorded a loss of $6.4 million ($4.0 million after-tax) on the write-off of unamortized issuance costs associated with our convertible subordinated notes, which were retired in May 2004.

(2)	During 2003, we recorded acquisition-related charges of $15.3 million ($9.8 million after-tax) in connection with the acquisitions of certain operations of Quantum, Alcatel Business Systems (“Alcatel”), Valeo, Lucent Technologies of Shanghai (“Lucent”), Seagate Technology — Reynosa, S. de R.L. de C.V. (“Seagate”), Philips and NEC. We also recorded charges of $85.3 million ($60.7 million after-tax) related to the restructuring of our business during the fiscal year. We also recorded $2.6 million ($1.6 million after-tax) of other income related to proceeds received in connection with facility closure costs.

(3)	During 2002, we recorded acquisition-related charges of $7.6 million ($4.8 million after-tax) in connection with the acquisition of certain operations of Marconi, Compaq Computer Corporation, Alcatel and Valeo. We also recorded charges of $52.1 million ($40.2 million after-tax) related to the restructuring of our business during the fiscal year.

(4)	During 2001, we recorded charges of $6.6 million ($4.1 million after-tax) related to the acquisition of certain manufacturing facilities of Marconi. We also recorded charges of $27.4 million ($21.6 million after-tax) related to restructuring of our business and other non-recurring charges during our fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	dependence on certain industries;

•	seasonality;

•	variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•	our ability to take advantage of our past restructuring efforts to improve utilization and realize savings;

•	other economic, business and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained elsewhere in this document. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
      All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur, or of which we hereafter become aware. You should read this document and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We may not update these forward-looking statements, even if our situation changes in the future. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
Overview
      We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and repair services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The historical growth of the overall industry over most of the 1990’s was driven by the increasing number of companies who chose to outsource their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at that time. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. We anticipate that this industry outsourcing trend will continue during the next several years.
      We derive revenue principally from the product sales of electronic equipment built to customer specifications. We recognize revenue, net of estimated product return costs, generally when goods are shipped, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. The volume and timing of orders placed by our customers vary due to several factors, including: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. Demand for our customers’ products depends on, among other things, product life cycles, competitive conditions and general economic conditions.
      Our cost of revenue includes the cost of electronic components and other materials that comprise the products we manufacture; the cost of labor and manufacturing overhead; and adjustments for excess and obsolete inventory. As a provider of turnkey manufacturing services, we are responsible for procuring components and other materials. This requires us to commit significant working capital to our operations and to manage the purchasing, receiving, inspection and stocking of materials. Although we bear the risk of fluctuations in the cost of materials and excess scrap, we periodically negotiate cost of materials adjustments with our customers. Net revenue from each product that we manufacture consists of an element based on the costs of materials in that product and an element based on the labor and manufacturing overhead costs allocated to that product. We refer to the portion of the sales price of a product that is based on materials costs as “material-based revenue,” and to the portion of the sales price of a product that is based on labor and manufacturing overhead costs as “manufacturing-based revenue.” Our gross margin for any product depends on the mix between the cost of materials in the product and the cost of labor and manufacturing overhead allocated to the product. We typically realize higher gross margins on manufacturing-based revenue than we do on materials-based revenue. As we gain experience in manufacturing a product, we usually achieve increased efficiencies, which result in lower labor and manufacturing overhead costs for that product.
      Our operating results are impacted by the level of capacity utilization of manufacturing facilities; indirect labor costs; and selling, general and administrative expenses. Operating income margins have generally improved during periods of high production volume and high capacity utilization. During periods of low production volume, we generally have idle capacity and reduced operating income margins. As our capacity has grown during recent years through the construction of new greenfield facilities, the expansion of existing facilities and our acquisition of additional facilities, our selling, general and administrative expenses have increased to support this growth.
      We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in R&D of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the “Research and Development” line item in our Consolidated Statement of Earnings.
      An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United States are denominated in local currencies. We hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are reflected in the Consolidated Statement of Earnings. See “Risk Factors — We are subject to risks of currency fluctuations and related hedging operations.”
      We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results
      Net revenue for fiscal year 2005 increased 20 percent to $7.5 billion compared to $6.3 billion for fiscal year 2004. Our sales levels during fiscal year 2005 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our net revenue base year-over-year primarily represents stronger demand from existing programs, as well as organic growth from new and existing customers.
      The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,

	2005	2004	2003

Net revenue	$7,524,386	$6,252,897	$4,729,482
Gross profit	$628,506	$538,380	$435,466
Operating income	$287,371	$216,015	$44,453
Net income	$231,847	$166,900	$43,007
Basic earnings per share	$1.14	$0.83	$0.22
Diluted earnings per share	$1.12	$0.81	$0.21

Key Performance Indicators
      Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended

	August 31,	May 31,	February 28,	November 30,
	2005	2005	2005	2004

Sales cycle	17 days	20 days	23 days	28 days
Inventory turns	9 turns	10 turns	9 turns	9 turns
Days in accounts receivable	42 days	42 days	42 days	52 days
Days in inventory	39 days	37 days	39 days	40 days
Days in accounts payable	64 days	59 days	58 days	64 days

Three Months Ended

	August 31,	May 31,	February 29,	November 30,
	2004	2004	2004	2003

Sales cycle	26 days	26 days	26 days	33 days
Inventory turns	9 turns	9 turns	8 turns	9 turns
Days in accounts receivable	43 days	40 days	42 days	52 days
Days in inventory	40 days	40 days	45 days	39 days
Days in accounts payable	57 days	54 days	61 days	58 days
      The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable have remained consistent during the three months ended August 31, 2005 from the prior sequential quarter. During the three months ended May 31, 2005, days in accounts receivable decreased by three days due to the sale of receivables to an unrelated third party. This decrease was offset by a three day increase in days in accounts receivable due to the timing of sales during the third fiscal quarter and the assumption of receivables in connection with our acquisition of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. The ten day decrease in accounts receivable days for the three months ended February 28, 2005 resulted primarily from the liquidation during such quarter of six days of receivables assumed in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005. The remainder of the decrease reflects lower sales levels and timing of sales during the second quarter of fiscal 2005.
      Days in inventory increased two days during the three months ended August 31, 2005 from the prior sequential quarter, resulting in a decrease in inventory turns to nine. The two day increase in days during the fourth fiscal quarter was primarily due to increased purchasing to meet forecasted demand in the first quarter of fiscal year 2006, which includes the seasonal peak for the consumer and automotive industry sectors. Days in inventory decreased two days during the three months ended May 31, 2005 from the prior sequential quarter as a result of increased sales during this period and the continued emphasis on inventory management. Inventory levels at February 28, 2005 were elevated due to ramping for the third fiscal quarter production forecasts. The improvement in days in inventory resulted in ten inventory turns during the three months ended May 31, 2005, as compared to nine inventory turns in the prior sequential quarter.
      Days in accounts payable increased five days during the three months ended August 31, 2005 from the prior sequential quarter primarily as a result of increased inventory levels and continued emphasis on extending payment terms with our vendors. Days in accounts payable increased one day during the three months ended May 31, 2005 from the prior sequential quarter primarily due to the timing of payments due to vendors. The six day decrease in days in accounts payable during the three months ended February 28, 2005 from the prior sequential quarter resulted from the liquidation during such quarter of six days of payables assumed in connection with our acquisition of certain operations of Philips in Kwidzyn, Poland at the end of the first quarter of fiscal 2005.
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

Revenue Recognition
      We derive revenue principally from the product sales of electronic equipment built to customer specifications. We also derive revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenues are recognized upon completion of the services. We assume no significant obligations after product shipment.

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

Long-Lived Assets
      We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy.
      We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2005 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 9 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 4 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

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

Income Taxes
      We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 6 — “Income Taxes” to the Consolidated Financial Statements.
Results of Operations
      The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

	Fiscal Year Ended
	August 31,

	2005	2004	2003

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	91.7	91.4	90.8

Gross profit	8.3	8.6	9.2
Selling, general and administrative	3.7	4.2	5.2
Research and development	0.3	0.2	0.2
Amortization of intangibles	0.5	0.7	0.8
Acquisition-related charges	—	—	0.3
Restructuring and impairment charges	—	—	1.8

Operating income	3.8	3.5	0.9
Other loss (income)	—	0.1	(0.1)
Interest income	(0.2)	(0.1)	(0.1)
Interest expense	0.3	0.3	0.3

Income before income taxes	3.7	3.2	0.8
Income tax expense (benefit)	0.6	0.5	(0.1)

Net income	3.1%	2.7%	0.9%

Fiscal Year Ended August 31, 2005 Compared to Fiscal Year Ended August 31, 2004
      Net Revenue. Our net revenue increased 20.3% to $7.5 billion for fiscal year 2005, up from $6.3 billion in fiscal year 2004. The increase was due to increased sales levels across most industry sectors. Specific increases include a 40% increase in the sale of consumer products; a 59% increase in the sale of instrumentation and medical products; a 40% increase in the sale of peripheral products; a 19% increase in the sale of computing and storage products; and a 9% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within the sector. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies are electing to outsource their production in these areas, and the acquisition of VEM. These increases were offset by an 8% decrease in the sale of telecommunications products and an 8% decrease in the sale of networking products.
      The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: increased business from new and existing customers; fluctuations in customer demand; seasonality, especially in the automotive and consumer industry sectors; and increased growth in the automotive, consumer, and instrumentation and medical products industry sectors as more vertical companies are electing to outsource their production in these areas.

	Fiscal Year Ended
	August 31,

	2005	2004	2003

Automotive	7%	8%	9%
Computing and storage	12%	13%	15%
Consumer	29%	25%	20%
Instrumentation and medical	16%	12%	7%
Networking	15%	20%	23%
Peripherals	8%	6%	8%
Telecommunications	9%	11%	14%
Other	4%	5%	4%

Total	100%	100%	100%

      Foreign source revenue represented 83.8% of our net revenue for fiscal year 2005 and 84.6% of net revenue for fiscal year 2004. We expect our foreign source revenue to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions.
      Gross Profit. Gross profit decreased to 8.3% of net revenue in fiscal year 2005 from 8.6% in fiscal year 2004. The percentage decrease from the prior fiscal year was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. In absolute dollars, gross profit for fiscal year 2005 increased $90.1 million versus fiscal year 2004 due to the increased revenue base.
      Selling, General and Administrative. Selling, general and administrative expenses increased to $278.9 million (3.7% of net revenue) in fiscal year 2005 from $263.5 million (4.2% of net revenue) in fiscal year 2004. The absolute dollar increase was primarily due to additional personnel costs related to the realignment of our organizational structure into three regional operating segments, costs related to compliance with the Sarbanes-Oxley Act of 2002, and the acquisition of VEM in March 2005. The decrease as a percentage of net revenue was primarily due to the increased revenue base.
      R&D. R&D expenses in fiscal year 2005 increased to $22.5 million (0.3% of net revenue) from $13.8 million (0.2% of net revenue) in fiscal year 2004. The increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly; mechanical design and the related production design process; and the development of new advanced manufacturing technologies.
      Amortization of Intangibles. We recorded $39.8 million of amortization of intangibles in fiscal year 2005 as compared to $43.7 million in fiscal year 2004. The decrease was attributable to intangible assets that became fully amortized in fiscal year 2005, offset by amortization of intangible assets resulting from our acquisitions consummated in fiscal year 2005. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, Note 4 — “Goodwill and Other Intangible Assets” and Note 12 — “Business Acquisitions and Other Transactions” to the Consolidated Financial Statements.
      Acquisition-related Charges. During fiscal year 2005, we did not incur acquisition-related charges. During fiscal year 2004, we incurred $1.3 million in acquisition-related charges in connection with the acquisitions of certain operations of Philips and NEC.
      Restructuring and Impairment Charges. There were no restructuring and impairment charges incurred during fiscal years 2005 and 2004. At August 31, 2005, liabilities related to restructuring activities carried out prior to August 31, 2003 totaled approximately $4.9 million for lease commitment costs, which is expected to be paid out within the next twelve months.
      The historical restructuring programs discussed in Note 13 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements allowed us to align our production capacity and shift our geographic footprint to meet current customer requirements. We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. A change in any of these factors could result in additional restructuring and impairment charges in the future.
      Other Loss (Income). During fiscal year 2004, we recorded a $6.4 million loss on the write-off of unamortized debt issuance costs, which resulted from the redemption of our convertible subordinated notes in May 2004. See Note 5  — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for further discussion of the redemption.
      Interest Income. Interest income increased to $13.8 million in fiscal year 2005 from $7.2 million in fiscal year 2004. The increase was primarily due to higher interest yields on cash deposits and short-term investments, and interest income recorded in relation to the note receivable from an unrelated third party. For further discussion of the note receivable, see Note 12 — “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.
      Interest Expense. Interest expense increased to $24.8 million in fiscal year 2005, from $19.4 million in fiscal year 2004. The increase was primarily a result of higher base interest rates related to our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”), as we had an interest rate swap in place that effectively converted the fixed interest rate of the Senior Notes to a variable rate through the interest rate swap termination date of June 3, 2005. The increase was also a result of temporary borrowings under the revolving credit facility and debt agreements entered into during the third quarter of fiscal year 2005 in connection with the VEM acquisition. The increase for fiscal year 2005 was partially offset by the redemption of our Convertible Notes in May 2004. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.
      Income Taxes. Income tax expense reflects an effective tax rate of 16.1% for fiscal year 2005, as compared to an effective tax rate of 15.5% for fiscal year 2004. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.
      In October 2004, the President signed into law the “American Jobs Creation Act of 2004” (“the Act”). The Act creates a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain eligible dividends The deduction is subject to a number of limitations and requirements, including a formal plan for domestic reinvestment of the dividends. In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company may make this election with respect to repatriation of qualifying earnings in either fiscal year 2005 or 2006. We are currently evaluating the effects of the repatriation provision and expect to complete the evaluation no later than the end of the second quarter of fiscal year 2006. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

Fiscal Year Ended August 31, 2004 Compared to Fiscal Year Ended August 31, 2003
      Net Revenue. Our net revenue increased 32.2% to $6.3 billion for fiscal year 2004, up from $4.7 billion in fiscal year 2003. The increase was due to increased sales levels across all industry sectors.
      Specific increases included a 61% increase in the sale of consumer products; a 134% increase in the sale of instrumentation and medical products; a 15% increase in the sale of networking products; an 18% increase in the sale of automotive products; a 10% increase in the sale of computing and storage products; a 10% increase in the sale of peripheral products; and a 6% increase in the sale of telecommunications products. The increased sales levels were due to the addition of new customers, acquisitions and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to the acquisition of certain operations of Philips during fiscal year 2003. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies are electing to outsource their production in these areas.
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
      Additionally, we were awarded a significant amount of new business during fiscal year 2004. The level of activity required to integrate new business into our factories typically has a slightly dilutive impact on gross profit during the initial period of production where certain costs are incurred before any corresponding increase in revenues might occur. As production for the new business increases, the contribution to gross profit typically increases. The percentage decrease in gross profit for fiscal year 2004 versus fiscal year 2003 was partially offset by cost reductions realized from our restructuring activities in previous fiscal years.
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
      Amortization of Intangibles. We recorded $43.7 million of amortization of intangibles in fiscal year 2004 as compared to $36.9 million in fiscal year 2003. The increase was attributable to acquired amortizable intangible assets resulting from our acquisitions consummated in fiscal year 2003. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, and Note 4 — “Goodwill and Other Intangible Assets.”

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
      At August 31, 2004, liabilities related to our restructuring activities totaled approximately $10.7 million. Approximately $5.9 million of this total was expected to be paid out within the next twelve months for severance and benefit payments related to the remaining restructuring activities and lease commitment costs. The remaining balance, consisting of lease commitment costs, is expected to be paid out through August 31, 2006.
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
      Income Taxes. Income tax expense reflects an effective tax rate of 15.5% for fiscal year 2004, as compared to an income tax benefit of 16.4% for fiscal year 2003. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. The amount of restructuring charges recorded during fiscal year 2003, and the fact that the income taxes associated with the restructuring charges were calculated using the effective tax rates in the jurisdictions in which those charges were incurred, resulted in an income tax benefit in the prior fiscal year. In addition, as the proportion of our income derived from foreign sources has increased, our effective tax rate, excluding the impact of restructuring charges, has decreased. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, Malaysia, Poland, and Ukraine that expire at various dates through 2012 as of August 31, 2004. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 6 — “Income Taxes” to the Consolidated Financial Statements.

Quarterly Results (Unaudited)
      The following table sets forth certain unaudited quarterly financial information for the 2005 and 2004 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2005				Fiscal Year 2004

	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 29,	Nov. 30,
	2005	2005	2005	2004	2004	2004	2004	2003

	(In thousands, except per share data)
Net revenue	$2,036,590	$1,938,415	$1,716,006	$1,833,375	$1,626,177	$1,625,850	$1,491,876	$1,508,994
Cost of revenue	1,865,476	1,776,333	1,575,555	1,678,517	1,488,488	1,489,935	1,360,549	1,375,545

Gross profit	171,114	162,082	140,451	154,858	137,689	135,915	131,327	133,449
Selling, general and administrative	72,952	71,688	66,137	68,089	65,596	65,913	65,986	66,009
Research and development	4,746	5,667	6,175	5,919	4,405	3,318	3,184	2,906
Amortization of intangibles	7,360	11,491	10,365	10,545	10,806	10,792	11,952	10,159
Acquisition-related charges	—	—	—	—	—	—	—	1,339
Restructuring and impairment charges	—	—	—	—	—	—	—	—

Operating income	86,056	73,236	57,774	70,305	56,882	55,892	50,205	53,036
Other loss	—	—	—	—	—	6,370	—	—
Interest income	(4,767)	(4,214)	(2,928)	(1,865)	(1,679)	(2,087)	(1,815)	(1,656)
Interest expense	6,733	6,972	5,682	5,386	4,249	5,584	4,776	4,760

Income before income taxes	84,090	70,478	55,020	66,784	54,312	46,025	47,244	49,932
Income tax expense	13,558	11,125	8,973	10,869	10,054	5,894	7,229	7,436

Net income	$70,532	$59,353	$46,047	$55,915	$44,258	$40,131	$40,015	$42,496

Earnings per share:
Basic	$0.35	$0.29	$0.23	$0.28	$0.22	$0.20	$0.20	$0.21

Diluted	$0.34	$0.29	$0.22	$0.27	$0.22	$0.19	$0.19	$0.20

Common shares used in the calculations of earnings per share:
Basic	203,941	202,666	201,930	201,467	201,110	200,716	200,267	199,626

Diluted	209,813	207,736	206,459	205,843	205,165	206,371	214,738	213,940

      The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2005				Fiscal Year 2004

	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 29,	Nov. 30,
	2005	2005	2005	2004	2004	2004	2004	2003

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	91.6	91.6	91.8	91.6	91.5	91.6	91.2	91.2

Gross profit	8.4	8.4	8.2	8.4	8.5	8.4	8.8	8.8
Selling, general and administrative	3.6	3.7	3.9	3.7	4.0	4.1	4.4	4.4
Research and development	0.2	0.3	0.4	0.3	0.3	0.2	0.2	0.2
Amortization of intangibles	0.4	0.6	0.6	0.6	0.7	0.7	0.8	0.6
Acquisition-related charges	—	—	—	—	—	—	—	0.1
Restructuring and impairment charges	—	—	—	—	—	—	—	—

Operating income	4.2	3.8	3.3	3.8	3.5	3.4	3.4	3.5
Other loss	—	—	—	—	—	0.4	—	—
Interest income	(0.2)	(0.2)	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.3	0.4	0.3	0.3	0.3	0.3	0.3	0.3

Income before income taxes	4.1	3.6	3.2	3.6	3.3	2.8	3.2	3.3
Income tax expense	0.7	0.6	0.5	0.6	0.6	0.3	0.5	0.5

Net income	3.4%	3.0%	2.7%	3.0%	2.7%	2.5%	2.7%	2.8%

Acquisitions and Expansion
      We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors — We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 12 — “Business Acquisitions and Other Transactions” and Note 16 — “Subsequent Event” to the Consolidated Financial Statements.
      During the fourth quarter of fiscal year 2005, we commenced operations in phase one of our new facility in Szombathely, Hungary, which will support our repair services operations in Europe. We expect to complete the second phase of construction in the second quarter of fiscal year 2006. Also during the fourth quarter of fiscal year 2005, we completed construction of and commenced operations in our new manufacturing facility in Ranjangaon, India. Construction of our new manufacturing facility in Wuxi, China continues and we expect to commence operations in this facility by the second quarter of fiscal year 2006.
Seasonality
      Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.
Liquidity and Capital Resources
      At August 31, 2005, we had cash and cash equivalent balances totaling $796.1 million, total notes payable, long-term debt and capital lease obligations of $327.3 million and $505.4 million available for borrowings under our revolving credit facilities and accounts receivable securitization program.

      The following table sets forth, for the fiscal year ended August 31, selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,

	2005	2004	2003

Net cash provided by operating activities	$590,001	$451,241	$263,493
Net cash used in investing activities	(488,694)	(205,593)	(517,493)
Net cash provided by (used in) financing activities	60,940	(318,440)	312,420
Effect of exchange rate changes on cash	12,502	(5,634)	593

Net increase (decrease) in cash and cash equivalents	$174,749	$(78,426)	$59,013

      Net cash provided by operating activities for fiscal year 2005 was $590.0 million. This consisted primarily of $231.8 million of net income, $220.1 million of depreciation and amortization, $244.1 million from increases in accounts payable and accrued expenses and $21.1 million from decreases in prepaid expenses and other current assets. The increase in accounts payable was due to the increase in inventory and timing of purchases near year-end. Additionally, accrued compensation and employee benefits increased over the prior fiscal year due to the increase in number of employees at August 31, 2005. These sources of cash were partially offset by increases in inventory of $106.3 million and increases in accounts receivable of $31.1 million. The increase in inventory was due to increased levels of business during fiscal year 2005 and positioning for estimated future demand. The increase in accounts receivable was due to the increased revenue base and the timing of sales in the fourth quarter of fiscal year 2005.
      Net cash used in investing activities for fiscal year 2005 was $488.7 million. This consisted primarily of our capital expenditures of $256.8 million for manufacturing and computer equipment to support our ongoing business and expansion activities in China, Eastern Europe and India; and net cash of $216.1 million paid primarily for the acquisition of certain television assembly operations of Philips in Kwidzyn and the acquisition of VEM. Additionally, during the third quarter of fiscal year 2005, we entered into several agreements for investing purposes that resulted in cash disbursements of $30.2 million for long-term notes receivable and other short term assets. These expenditures and disbursements were offset by $14.4 million of proceeds from the sale of property, plant and equipment.
      Net cash provided by financing activities for fiscal year 2005 was $60.9 million. This resulted from $117.7 million in borrowings under debt agreements and $50.3 million of net proceeds from the issuance of common stock under option plans and employee stock purchase plans. These cash proceeds were partially offset by $102.5 million of payments toward debt agreements and capital lease obligations, and a $4.6 million payment upon the termination of our interest rate swap agreement. During fiscal year 2005, we borrowed 400.0 million Indian rupees and 17.9 million Euros (approximately $9.1 million and $22.1 million, respectively, based on currency exchange rates at August 31, 2005) under new debt agreements, as discussed below. In March 2005 we borrowed $80.0 million under our then existing unsecured revolving credit facility to partially fund the acquisition of VEM. This borrowing was repaid in full prior to May 31, 2005. In December 2004 we entered into a $6.4 million short-term borrowing agreement, based on currency exchange rates at the borrowing date, for a Polish subsidiary with a Polish bank. This short-term borrowing was repaid in full prior to February 28, 2005. Payments toward debt agreements also included approximately $15.4 million, based on currency exchange rates at the payment dates, to extinguish the outstanding balance of our five-year term loan for a Japanese subsidiary with a Japanese bank. See Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 8 — “Stockholders’ Equity” to the Consolidated Financial Statements.
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
      In May 2001, we issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes (the “Convertible Notes”) at par, resulting in net proceeds of approximately $337.5 million. The Convertible Notes were issued pursuant to our “shelf” registration statement. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. Under the terms of the Convertible Notes, the Note holders had the right to require us to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Additionally, we had the right to redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004. On May 17, 2004, we paid $70.4 million par value to certain note holders who exercised their right to require us to purchase their Convertible Notes. On May 18, 2004, we paid $274.6 million par value upon exercise of our right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, we paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, we recognized a loss of $6.4 million on the write-off of unamortized issuance costs associated with the Convertible Notes. This loss was recorded as an other loss in the Consolidated Statement of Earnings for the fiscal year ended August 31, 2004.
      In July 2003, we issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15.
      Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at August 31, 2005. The Securities Act of 1933 (the “Act”) Offering Reform, which will go into effect on December 1, 2005, will significantly modify the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement. In the meantime, the Company may still issue securities under its existing “shelf” registration statement.
      In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Consolidated Balance Sheet at the termination date. In addition, we had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, Jabil made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet will be amortized to earnings through interest expense over the remaining term of the debt.
      During the third quarter of fiscal year 2003, we negotiated a six-month, 1.8 billion Japanese yen (“JPY”) (approximately $15.2 million based on currency exchange rates at the time) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the credit facility, interest accrued on outstanding borrowings based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a spread of 1.75%.

The credit facility was to expire on December 2, 2003 and any outstanding borrowings would then be due and payable. During the fourth quarter of fiscal year 2003, we borrowed 1.8 billion JPY on this facility. The cash proceeds, which translated to $15.2 million based on foreign currency rates in effect at the date of the borrowing, were used to partially fund the acquisition of certain operations of NEC in Gotemba, Japan. On August 28, 2003, we renegotiated the previously existing 1.8 billion JPY credit facility by converting it into a five-year term loan (“Japan Term Loan”), with the final principal payment due May 31, 2008. We paid interest on the Japan Term Loan quarterly at a fixed annual rate of 2.97%. The Japan Term Loan required quarterly repayments of principal of 105 million JPY. During the second quarter of fiscal year 2005, the Company extinguished the outstanding balance of the Japan Term Loan. The Japan Term Loan required compliance with financial and operating covenants including maintaining a minimum equity balance at the respective subsidiary level. We were in compliance with the respective covenants through the date of extinguishment.
      During the second quarter of fiscal year 2004, we renewed our existing 0.6 billion Japanese yen (approximately $5.6 million based on currency exchange rates at August 31, 2005) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2005 and any outstanding borrowings are then due and payable. We currently anticipate that we will renew this facility in the first quarter of fiscal year 2006. At August 31, 2005, there were no borrowings outstanding under this facility.
      During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. Interest accrued on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. Interest accrued on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. A facility fee based on the committed amount of the Amended Revolver was payable at a rate equal to 0.225% to 0.40%. A usage fee was also payable if our borrowings on the Amended Revolver exceeded 33 1/3% of the aggregate commitment. The usage fee rate ranged from 0.125% to 0.25%. The interest spread, facility fee and usage fee were determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The Amended Revolver had an expiration date of July 14, 2006 when outstanding borrowings would then be due and payable. The Amended Revolver required compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver required compliance with certain operating covenants, which limited, among other things, our incurrence of additional indebtedness. On March 10, 2005, we borrowed $80.0 million under the Amended Revolver to partially fund the acquisition of VEM, which was consummated on March 11, 2005. This borrowing was repaid in full during the third quarter of fiscal year 2005 from cash provided by operations.
      During the third quarter of fiscal year 2005, we replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.950% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.00% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants at August 31, 2005. At August 31, 2005, there were no borrowings outstanding on the Unsecured Revolver.
      During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. We were in compliance with the respective covenants at August 31, 2005. The securitization agreements, as amended, expire in February 2006 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.30% per annum of the average purchase limit and program fees of up to 0.125% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of August 31, 2005, we had sold $261.5 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $175.0 million and retained an interest in the receivables of approximately $86.5 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $4.1 million and $0.8 million during the fiscal year ended August 31, 2005 and 2004, respectively.
      During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. During the third quarter of fiscal year 2005, this credit facility was increased to $600.0 thousand. However, $500.0 thousand of our availability under the facility has been restricted for specific purposes. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 1.5%. We also pay a commitment fee of 2.0% per annum for any capacity that is restricted but not outstanding under the facility. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At August 31, 2005, there was $97.0 thousand outstanding under this facility.
      During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee (approximately $9.1 million based on currency exchange rates at August 31, 2005) construction loan for an Indian subsidiary with an Indian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable.
      During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2005, proceeds of 17.9 million Euros (approximately $22.1 million based on currency exchange rates at August 31, 2005) had been drawn under the construction loan.
      At August 31, 2005, our principal sources of liquidity consisted of cash, cash equivalents, available borrowings under our revolving credit facilities and our accounts receivable securitization program.
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
      We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $250.0 million to $350.0 million, principally for machinery and equipment, and expansion in China and Eastern Europe. We also currently anticipate the need for an additional minimum of $204.0 million, subject to current negotiations, plus any additional potential earn-out consideration for the exercise of the purchase option discussed in Note 12 — “Business Acquisitions and Other Transactions” and Note 16 — “Subsequent Event” to the Consolidated Financial Statements. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.
      Our contractual obligations for short and long-term debt arrangements and future minimum lease payments under non-cancelable operating lease arrangements as of August 31, 2005 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments Due by Period (In thousands)

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Notes payable, long-term debt and long-term lease obligations	$327,254	$674	$11,186	$315,394	$—
Operating lease obligations	145,347	34,448	51,886	34,160	24,853

Total	$472,601	$35,122	$63,072	$349,554	$24,853

RISK FACTORS
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
Our operating results may fluctuate due to a number of factors, many of which are beyond our control.
      Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.
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
      For the fiscal year ended August 31, 2005, our five largest customers accounted for approximately 50% of our net revenue and 40 customers accounted for approximately 90% of our net revenue. For the fiscal year ended August 31, 2005, Philips, Nokia and HP accounted for approximately 14%, 13% and 10% of our net revenue, respectively. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or repair services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and repair services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and repair services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Customers and Marketing.”
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
We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture all of their products internally.
      Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Celestica, Inc., Flextronics International, Hon-Hai

Precision Industry Co., Ltd., Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than us. These competitors may:

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
      We derived 83.8% of revenues from international operations in fiscal year 2005 compared to 84.6% in fiscal year 2004. We expect our revenues from international operations to increase as a percentage of total net revenue due to expansion in China, Eastern Europe and India, and due to the continued shift of production to lower cost regions. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Hong Kong, Huangpu, Panyu, Shanghai, Shenzhen, and Wuxi, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pune and Ranjangaon, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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
      We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product.
      From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted.
      For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), for implementation in European Union member states. RoHS and WEEE regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from certain products we manufacture. We are aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. RoHS and WEEE are in the process of being implemented by individual countries in the European Union. It is likely that each jurisdiction will interpret RoHS and WEEE differently as they each implement them. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The incomplete guidance available to us to date suggests that in many instances we will not be directly responsible for compliance with RoHS and WEEE, but that such regulations will likely apply directly to our customers. However, because we manufacture the products and may provide design and/or compliance-related services for our customers, we may at times become contractually or directly subject to such regulations. Also, final guidance from individual jurisdictions may impose different or additional responsibilities upon us. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union.
Certain of our existing stockholders have significant control.
      At August 31, 2005, our executive officers, directors and certain of their family members collectively beneficially owned 15.3% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 9.3%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.
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
      Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted, or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase.
Our credit rating is subject to change.
      Our credit is rated by credit rating agencies. For example, our 5.875% Senior Notes are rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Service, and BBB- by Standard and Poor’s Rating Service, which are all considered “investment grade” debt. If in the future our credit rating is downgraded so that none of the credit rating agencies rate our 5.875% Senior Notes as “investment grade” debt, such a downgrade may increase our cost of capital should we borrow under our revolving credit facilities.

Additionally, a downgrade of our credit rating with one or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.
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
      Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2006 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.
      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include an annual report on internal control over financial reporting reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
      There has been an ongoing public debate as to whether employee stock option and employee stock purchase plan shares should be treated as a compensation expense and, if so, how to properly value such charges. In December 2004, the Financial Accounting Standards Board published amendments to financial accounting standards that will require that awards under such plans be treated as compensation expense using the fair value method. This amendment will be effective for our first quarter of fiscal year 2006. Management has assessed the implications of this revised standard, which will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. For discussion of our employee stock option and employee stock purchase plans, see Note 1(m) — “Description of Business and

Summary of Significant Accounting Policies — Stock-Based Compensation”; Note 8 — “Stockholders’ Equity”; and Note 15 — “New Accounting Pronouncements” to the Consolidated Financial Statements.

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
      The aggregate notional amount of outstanding contracts at August 31, 2005 was $148.0 million. The fair value of these contracts amounted to $0.2 million and was recorded as a net liability on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than three months, with four months being the maximum term of the contracts outstanding at August 31, 2005. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Singapore dollars, Swedish krona, and U.S. dollars.
Interest Rate Risk
      A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2005, the outstanding amount in the investment portfolio was $10.3 million, comprised mainly of money market funds with an average return of 3.17%.
      We have issued our Senior Notes with a principal maturity of $300.0 million due in July 2010. The Senior Notes bear a fixed interest rate of 5.875%, which is payable semiannually on January 15 and July 15. We entered into an interest rate swap transaction to effectively convert the fixed interest rate of the 5.875% Senior Notes to a variable rate. The swap, which was originally to expire in 2010, was accounted for as a fair value hedge under SFAS 133. The notional amount of the swap was $300.0 million. Under the terms of the swap, we paid an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, we received a payment based on a fixed rate of 5.875%. The interest rate swap was terminated on June 3, 2005. For the periods subsequent to the termination date, interest on the Senior Notes will not fluctuate based on changes in the base interest rate. Therefore our exposure to market risk for changes in interest rates related to the Senior Notes has been eliminated.
      We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver, our 0.6 billion Japanese yen credit facility and our $600.0 thousand Ukrainian credit facility. There was $0.1 million outstanding under these revolving credit facilities at August 31, 2005.
      We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There was 17.9 million Euros (approximately $22.1 million based on currency exchange rates at August 31, 2005) outstanding under this loan agreement at August 31, 2005.

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and — An adverse change in the interest rates for our borrowings could adversely affect our financial condition.” See Note 1(p) — “Description of Business and Summary of Significant Accounting Policies — Derivative Instruments”, Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 10 — “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

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
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 9A, are effective in alerting them timely to material information required to be included in our periodic SEC reports.
Changes in Internal Controls
      The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ending August 31, 2005. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, we did not identify any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.
      On March 11, 2005, we acquired VEM. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ending August 31, 2005 does not include the internal controls over financial reporting of the acquired operations of VEM. VEM is included in our consolidated financial statements from the date of acquisition, representing $204 million of total assets at August 31, 2005 and $110 million of net revenue for the fiscal year ended August 31, 2005. From the acquisition date to August 31, 2005, the processes and systems of the acquired operations were discrete and did not significantly impact internal controls over financial reporting for our other consolidated subsidiaries. During the period subsequent to the acquisition, no significant deficiencies or material weaknesses in the design of VEM’s internal controls over financial reporting have come to the attention of management. However, management intends to conduct further testing and diligence as part of its ongoing integration efforts. The VEM acquisition and other certain business acquisitions were not individually significant to the Company’s financial position, results of operations or cash flows.
      Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting are incorporated herein from the Consolidated Financial Statements.
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
Termination of Stock Award Plan on October 27, 2005
      In 2001, the Company adopted the relatively small Stock Award Plan (the “SA Plan”) that is referenced in Item 12 of Part III of this Report and in footnote and Note 8(b) — “Stockholders’ Equity — Stock Purchase and Award Plans” to the Consolidated Financial Statements. The SA Plan provided for the issuance of up to 100,000 shares of the Company’s Common Stock for the purpose of attracting and retaining key employees, including certain types of stock-based awards that were not then covered by the Company’s primary stock option plan in effect at that time. Subsequent to the adoption of the SA Plan, the Company adopted its 2002 Stock Incentive Plan, which encompassed the types of equity-based awards and the purposes for which the SA Plan had originally been adopted. On October 27, 2005, the Board of Directors determined that the SA Plan was no longer necessary and decided to terminate the Plan.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors, Audit Committee and Audit Committee Financial Expert
      Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) within 120 days after the end of our fiscal year ended August 31, 2005.
Executive Officers
      Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2005.
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
Corporate Governance Guidelines
      We have adopted Corporate Governance Guidelines, which are available on our website at http://www.jabil.com. Stockholders may request a copy of the Corporate Governance Guidelines from the address and phone number set forth above under “— Codes of Ethics.”

Committee Charters
      The charters for our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available on our website at http://www.jabil.com. Stockholders may request a copy of each of these charters from the address and phone number set forth under “— Codes of Ethics.”

Item 11.	Executive Compensation
      Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors — “Compensation of Directors” and “Executive Officer Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information — Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2005.
      The following table sets forth certain information relating to our equity compensation plans as of August 31, 2005.
Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	Be Issued upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders:
1992 Stock Option Plan	7,615,381	18.29	—
1992 Employee Stock Purchase Plan	NA	NA	—
2002 Stock Option Plan	10,797,058	22.05	6,193,324
2002 CSOP Plan	204,536	16.42	384,063
2002 FSOP Plan	315,130	24.12	84,030
2002 Employee Stock Purchase Plan	NA	NA	517,528
Restricted Stock Awards	435,000	24.21	NA
Equity compensation plans not approved by security holders:
2001 Stock Award Plan	NA	NA	88,350

Total	19,367,105		7,267,295

      In February 2001, we adopted a Stock Award Plan, which was not required to be approved by our stockholders. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees, motivate such persons to stay with us and to increase their efforts to make our business more successful. As of August 31, 2005, 11,650 shares have been issued to employees under the Stock Award Plan, of which 5,000 shares have lapsed. See Note 8(a)  — “Stockholders’ Equity — Stock Option Plans” and Note 8(b) — “Stockholders’ Equity — Stock Purchase and Award Plans” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2005.

Item 14.	Principal Accounting Fees and Services
      Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors — Principal Accounting Fees and Services” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended August 31, 2005.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this Report:

1. Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 56 of this report.

2. Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 56 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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
      (c) Financial Statement Schedules. See Item 15(a) above.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Jabil Circuit, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005. Management based this assessment on the framework and criteria for effective internal control over financial reporting as established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Jabil Circuit, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.
As permitted by Securities and Exchange Commission guidance, the scope of management’s assessment excludes the internal controls over financial reporting of the acquired operations of Varian Electronics Manufacturing (“VEM”), which was consummated on March 11, 2005. VEM is included in our consolidated financial statements from the date of acquisition, representing $204 million of total assets at August 31, 2005 and $110 million of net revenue for the fiscal year ended August 31, 2005. From the acquisition date to August 31, 2005, the processes and systems of the acquired operations were discrete and did not significantly impact internal controls over financial reporting for our other consolidated subsidiaries. During the period subsequent to the acquisition, no significant deficiencies or material weaknesses in the design of VEM’s internal controls over financial reporting have come to the attention of management. However, management intends to conduct further testing and diligence as part of its ongoing integration efforts. The VEM acquisition and other certain business acquisitions were not individually significant to the Company’s financial position, results of operations or cash flows.
Based on this assessment, management has concluded that, as of August 31, 2005, Jabil Circuit, Inc. maintained effective internal control over financial reporting.
KPMG LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of Jabil included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting. That attestation report follows this report.
October 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Jabil Circuit, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jabil Circuit, Inc. maintained effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Jabil Circuit, Inc. maintained effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jabil Circuit, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Jabil Circuit acquired the operations of Varian Electronics Manufacturing (VEM), the electronics manufacturing business segment of Varian, Inc. during 2005, and management excluded from its assessment of the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2005, VEM’s internal control over financial reporting associated with total assets of approximately $204 million and total revenues of approximately $110 million included in the consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as of and for the year ended August 31, 2005.

Our audit of internal control over financial reporting of Jabil Circuit, Inc. also excluded an evaluation of the internal control over financial reporting of VEM.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2005 and the related schedule, and our report dated October 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Tampa, Florida
October 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Jabil Circuit, Inc.:
We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2005 and 2004, and the related consolidated statement of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Tampa, Florida
October 25, 2005

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	August 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents (note 1)	$796,071	$621,322
Accounts receivable, less allowance for doubtful accounts of $3,967 in 2005 and $6,147 in 2004 (note 9)	955,353	777,357
Inventories (note 2)	818,435	656,681
Prepaid expenses and other current assets	75,335	70,143
Deferred income taxes (note 6)	40,741	57,172

Total current assets	2,685,935	2,182,675
Property, plant and equipment, net (note 3)	880,736	776,353
Goodwill (notes 4 and 12)	384,239	294,566
Intangible assets, net (notes 4 and 12)	69,062	57,860
Deferred income taxes (note 6)	24,727	5,923
Other assets	32,563	11,979

Total assets	$4,077,262	$3,329,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 5)	$674	$4,412
Accounts payable	1,339,866	937,636
Accrued compensation and employee benefits	126,020	109,849
Other accrued expenses	98,746	103,569
Income taxes payable	2,823	3,618

Total current liabilities	1,568,129	1,159,084
Notes payable, long-term debt and long-term lease obligations less current installments (note 5)	326,580	305,194
Other liabilities (notes 7 and 10)	47,336	45,738

Total liabilities	1,942,045	1,510,016

Commitments and contingencies (note 11)
Stockholders’ equity (note 8):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 204,492,131 shares in 2005, and 201,298,830 shares in 2004	204	201
Additional paid-in capital	1,041,884	976,129
Retained earnings	1,021,800	789,953
Unearned compensation (note 8)	(8,774)	—
Accumulated other comprehensive income	80,103	53,057

Total stockholders’ equity	2,135,217	1,819,340

Total liabilities and stockholders’ equity	$4,077,262	$3,329,356

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except for per share data)

	Fiscal Year Ended August 31,

	2005	2004	2003

Net revenue (note 9)	$7,524,386	$6,252,897	$4,729,482
Cost of revenue	6,895,880	5,714,517	4,294,016

Gross profit	628,506	538,380	435,466
Operating expenses:
Selling, general and administrative	278,866	263,504	243,663
Research and development	22,507	13,813	9,906
Amortization of intangibles (note 4)	39,762	43,709	36,870
Acquisition-related charges (note 12)	—	1,339	15,266
Restructuring and impairment charges (note 13)	—	—	85,308

Operating income	287,371	216,015	44,453
Other loss (income)	—	6,370	(2,600)
Interest income	(13,774)	(7,237)	(6,920)
Interest expense	24,773	19,369	17,019

Income before income taxes	276,372	197,513	36,954
Income tax expense (benefit) (note 6)	44,525	30,613	(6,053)

Net income	$231,847	$166,900	$43,007

Earnings per share:
Basic	$1.14	$0.83	$0.22

Diluted	$1.12	$0.81	$0.21

Common shares used in the calculations of earnings per share:
Basic	202,501	200,430	198,495

Diluted	207,526	205,849	202,103

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,

	2005	2004	2003

Net income	$231,847	$166,900	$43,007
Other comprehensive income (loss):
Foreign currency translation adjustment	37,377	25,586	26,861
Change in fair market value of derivative instruments, net of tax	(274)	1,139	(865)
Minimum pension liability, net of tax (note 7)	(10,057)	5,253	(5,294)

Comprehensive income	$258,893	$198,878	$63,709

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share data)

	Common Stock					Accumulated
			Additional			Other	Total
	Shares	Par	Paid-In	Retained	Unearned	Comprehensive	Stockholders’
	Outstanding	Value	Capital	Earnings	Compensation	Income (Loss)	Equity

Balance at August 31, 2002	197,950,937	$198	$926,345	$580,046	$—	$377	$1,506,966
Shares issued to non-employees under stock option plans	—	—	86	—	—	—	86
Shares issued upon exercise of stock options	825,394	1	8,147	—	—	—	8,148
Shares issued under employee stock purchase plan	569,627	—	8,877	—	—	—	8,877
Tax benefit of options exercised	—	—	690	—	—	—	690
Comprehensive income	—	—	—	43,007	—	20,702	63,709

Balance at August 31, 2003	199,345,958	199	944,145	623,053	—	21,079	1,588,476

Shares issued upon exercise of stock options	1,506,579	2	19,922	—	—	—	19,924
Shares issued under employee stock purchase plan	446,293	—	8,967	—	—	—	8,967
Tax benefit of options exercised	—	—	3,095	—	—	—	3,095
Comprehensive income	—	—	—	166,900	—	31,978	198,878

Balance at August 31, 2004	201,298,830	201	976,129	789,953	—	53,057	1,819,340

Shares issued upon exercise of stock options	2,727,004	3	40,661	—	—	—	40,664
Shares issued under employee stock purchase plan	466,297	—	9,723	—	—	—	9,723
Issuance of restricted stock awards	—	—	10,529	—	(10,529)	—	—
Recognition of unearned compensation		—	—	—	1,755	—	1,755
Tax benefit of options exercised	—	—	4,842	—	—	—	4,842
Comprehensive income	—	—	—	231,847	—	27,046	258,893

Balance at August 31, 2005	204,492,131	$204	$1,041,884	$1,021,800	$(8,774)	$80,103	$2,135,217

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$231,847	$166,900	$43,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,123	221,668	224,439
Recognition of deferred grant proceeds	(1,199)	(1,649)	(1,809)
Amortization of discount on note receivable	(1,002)	—	—
Recognition of stock-based compensation	1,880	—	—
Deferred income taxes	4,609	(43,142)	(28,958)
Write-off of unamortized debt issuance costs	—	6,370	—
Accrued interest on deferred acquisition payments	—	—	760
Imputed interest on acquisition payments	—	—	395
Non-cash restructuring charges	—	—	56,444
(Recovery) provision for doubtful accounts	(936)	1,039	3,227
Tax benefit of options exercised	4,842	3,095	690
Loss (Gain) on sale of property	2,731	2,306	(202)
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(31,070)	1,489	(286,644)
Inventories	(106,291)	(133,907)	68,640
Prepaid expenses and other current assets	21,203	(5,396)	(26,189)
Other assets	1,689	3,585	(3,838)
Accounts payable and accrued expenses	244,083	197,963	194,702
Income taxes payable	(2,508)	30,920	18,829

Net cash provided by operating activities	590,001	451,241	263,493

Cash flows from investing activities:
Net cash paid for business and intangible asset acquisitions	(216,060)	(1,492)	(415,166)
Cash disbursements for notes receivable	(26,356)	—	—
Cash disbursement for purchase option	(3,809)	—	—
Acquisition of property, plant and equipment	(256,849)	(217,741)	(117,215)
Proceeds from sale of property, plant and equipment	14,380	13,640	14,888

Net cash used in investing activities	(488,694)	(205,593)	(517,493)

Cash flows from financing activities:
Borrowings under debt agreements	117,708	81	165,186
Payments toward debt agreements and capital lease obligations	(102,466)	(347,412)	(167,086)
Payment related to termination of interest rate swap agreement	(4,564)	—	—
Net proceeds from issuance of long-term debt	—	—	297,209
Net proceeds from issuance of common stock under option and employee purchase plans	50,262	28,891	17,111

Net cash provided by (used in) financing activities	60,940	(318,440)	312,420

Effect of exchange rate changes on cash	12,502	(5,634)	593

Net increase (decrease) in cash and cash equivalents	174,749	(78,426)	59,013
Cash and cash equivalents at beginning of period	621,322	699,748	640,735

Cash and cash equivalents at end of period	$796,071	$621,322	$699,748

Supplemental disclosure information:
Interest paid	$21,987	$19,232	$14,367

Income taxes paid, net of refunds received	$45,455	$33,848	$6,937

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies
      Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production, product management and repair services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.
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

c. Cash and Cash Equivalents
      The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2005 and 2004 cash equivalents totaled approximately $10.3 million and $40.5 million respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

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

f. Goodwill and Other Intangible Assets
      The Company accounts for goodwill and other intangible assets in accordance with Financial Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

g. Impairment of Long-lived Assets
      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value.
      The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS 142. See Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets.”

h. Revenue Recognition
      The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenues are recognized upon completion of the services. The Company assumes no significant obligations after product shipment.

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

j. Earnings Per Share
      The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,

	2005	2004	2003

Numerator:
Net income	$231,847	$166,900	$43,007

Denominator:
Weighted-average common shares outstanding — basic	202,501	200,430	198,495
Dilutive common shares issuable upon exercise of stock options	4,590	5,419	3,608
Dilutive unvested common shares associated with restricted stock awards	435	—	—

Weighted average shares outstanding — diluted	207,526	205,849	202,103

Earnings per common share:
Basic	$1.14	$0.83	$0.22

Diluted	$1.12	$0.81	$0.21

      For the years ended August 31, 2005, 2004 and 2003, options to purchase 1,279,325; 662,053; and 4,816,789 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock, and therefore, the effect would be anti-dilutive.
      In addition, the computation of diluted earnings per share for the year ended August 31, 2003 did not include 8,406,960 shares of common stock issuable upon the conversion of the then outstanding $345.0 million, 20-year, 1.75% convertible subordinated notes (“Convertible Notes”) as their effect would have been anti-dilutive. The computation for the years ended August 31, 2003 also did not include the elimination of $3.8 million in interest expense on the Convertible Notes, which would have been extinguished had the conversion of the Convertible Notes occurred, as the effect of the conversion would have been anti-dilutive. The Convertible Notes were extinguished in May 2004 as discussed in Note 5 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations.”

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

l. Profit Sharing, 401(k) Plan and Defined Contribution Plans
      The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service, through a 401(k) plan that provides a Company matching contribution. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. Company contributions are at the discretion of the Company’s Board of Directors. In relation to these plans, the Company contributed approximately $23.6 million, $18.7 million and $19.3 million for the years ended August 31, 2005, 2004 and 2003, respectively.

m. Stock-Based Compensation
      Prior to September 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of granting of stock options only if the current market price of the underlying stock exceeded the exercise price. Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock options granted in fiscal year 1996 and subsequent years as if the fair value based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25.
      At August 31, 2005, the Company had four stock-based employee compensation plans that are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25 (“APB 25”). These plans provide for the grant of incentive stock options and restricted stock awards to eligible employees; and for employee purchase of common stock pursuant to the stock purchase plan. Following the guidance of APB 25, no stock-based employee compensation expense is reflected in net income for employee stock options granted under the plans to date, as all options granted under the plan had an exercise price at least equal to the fair market value of the underlying common stock on the date of the grant. Approximately $1.8 million in compensation expense related to the restricted stock awards granted during the current year was recognized in the Consolidated Statement of Earnings during the fiscal year ended August 31, 2005.
      The Financial Accounting Standards Board recently published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R, which is effective from the first annual period that begins after June 15, 2005, will require that compensation cost related to share-based payment transactions, including stock options, be recognized in the Consolidated

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement of Earnings. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. See Note 15 — “New Accounting Pronouncements.”
      On January 28, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers, and directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price, $23.31, of the Company’s common stock on the day before the Compensation Committee approved the acceleration. Unvested options to purchase approximately 7.3 million shares became exercisable as a result of the vesting acceleration. The Compensation Committee did not approve the accelerated vesting of out-of-the-money unvested performance accelerated vesting options held by certain officers of the Company as it believed that, notwithstanding the potential additional compensation expense that could be avoided by accelerating such options, the existing stated financial performance criteria should be met before any of such options are accelerated. The accelerated vesting was effective as of January 28, 2005. However, holders of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase 186,964 shares of common stock had the opportunity to decline the accelerated vesting in order to prevent changing the status of the incentive stock option for federal income tax purposes to a non-qualified stock option; holders of options to purchase 16,173 shares elected to decline the accelerated vesting. Additionally, holders of certain tax-qualified stock options issued to certain foreign employees to purchase 101,440 shares of common stock had the opportunity to decline the accelerated vesting in order to prevent the restriction of the availability of favorable tax treatment under applicable foreign law; holders of options to purchase 42,400 shares elected to decline the accelerated vesting.
      The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided, based on Jabil’s implementation date for FAS 123R of September 1, 2005, will be approximately $96.0 million, of which approximately $22.7 million is related to options held by executive officers and directors of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the fiscal year ended August 31, 2005. The pro-forma results presented in the table below include approximately $110.6 million ($79.6 million, net of tax) of compensation expense for the fiscal year ended August 31, 2005 resulting from the vesting acceleration.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition and measurement provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Fiscal Year Ended August 31,

	2005	2004	2003

Reported net income	$231,847	$166,900	$43,007
Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects	1,354	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(99,936)	(45,531)	(34,181)

Pro forma net income for calculation of diluted earnings per share	$133,265	$121,369	$8,826

Earnings per common share:
Reported net income per share — basic	$1.14	$0.83	$0.22

Pro forma net income per share — basic	$0.66	$0.61	$0.04

Reported net income per share — diluted	$1.12	$0.81	$0.21

Pro forma net income per share — diluted	$0.64	$0.59	$0.04

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
      Accumulated other comprehensive income consists of the following (in thousands):

	August 31,

	2005	2004

Foreign currency translation adjustment	$90,201	$52,824
Accumulated derivative net losses, net of tax	—	274
Minimum pension liability, net of tax	(10,098)	(41)

	$80,103	$53,057

      The minimum pension liability recorded to accumulated other comprehensive income during the fiscal years ended August 31, 2005 and 2004 is net of a $4.3 million and $23.0 thousand tax benefit, respectively.

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

p. Derivative Instruments
      On September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment on Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

q. Intellectual Property Guarantees
      The Company’s turnkey solutions products may compete against the products of original design manufacturers and those of electronic product companies, many of whom may own the intellectual property rights underlying those products. As a result, the Company could become subject to claims of intellectual property infringement. Additionally, customers for the Company’s turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. The Company has no liabilities recorded at August 31, 2005 related to intellectual property infringement claims.

2.	Inventories
      Inventories consist of the following (in thousands):

	August 31,

	2005	2004

Raw materials	$573,756	$441,968
Work in process	148,455	133,005
Finished goods	96,224	81,708

	$818,435	$656,681

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property, Plant and Equipment
      Property, plant and equipment consists of the following (in thousands):

	August 31,

	2005	2004

Land and improvements	$74,296	$70,769
Buildings	372,536	361,513
Leasehold improvements	43,792	40,165
Machinery and equipment	770,840	645,631
Furniture, fixtures and office equipment	45,857	43,976
Computer hardware and software	208,762	178,438
Transportation equipment	6,160	5,224
Construction in progress	72,642	1,722

	1,594,885	1,347,438
Less accumulated depreciation and amortization	714,149	571,085

	$880,736	$776,353

      Depreciation expense of approximately $180.4 million, $178.0 million and $187.6 million was recorded for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.
      During the fiscal years ended August 31, 2005, 2004, and 2003, the Company capitalized approximately $0.8 million, $88.0 thousand and $0.9 million, respectively, in interest related to constructed facilities.
      Maintenance and repair expense was approximately $43.5 million, $38.5 million and $34.8 million for the fiscal years ended August 31, 2005, 2004, and 2003, respectively.

4.	Goodwill and Other Intangible Assets
      As discussed in Note 1(f) above, the Company accounts for goodwill and other intangible assets in accordance with SFAS 141 and SFAS 142.
      In accordance with SFAS 142, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2005 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 9 — “Concentration of Risk and Segment Data,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill in connection with its adoption of SFAS 142.
      All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The values of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from Varian Inc. in March 2005. See Note 12 — “Business Acquisitions and Other Transactions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at August 31, 2005 and August 31, 2004 (in thousands):

	Gross Carrying	Accumulated	Net Carrying
August 31, 2005	Amount	Amortization	Amount

Contractual agreements & customer relationships	$202,629	$(133,800)	$68,829
Patents	800	(567)	233

Total	$203,429	$(134,367)	$69,062

	Gross Carrying	Accumulated	Net Carrying
August 31, 2004	Amount	Amortization	Amount

Contractual agreements & customer relationships	$151,660	$(94,113)	$57,547
Patents	800	(487)	313

Total	$152,460	$(94,600)	$57,860

      Intangible asset amortization for fiscal years 2005, 2004 and 2003 was approximately $39.8 million, $43.7 million, and $36.9 million, respectively.
      The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2006	$21,922
2007	12,237
2008	7,629
2009	4,211
2010	4,209
Thereafter	18,854

Total	$69,062

      The following table presents the changes in goodwill allocated to the reportable segments during the twelve months ended August 31, 2005 (in thousands):

		Acquisitions and
	Balance at	Purchase Accounting	Foreign Currency	Balance at
Reportable Segment	August 31, 2004	Adjustments	Impact	August 31, 2005

Americas	$34,770	$81,162	$3,385	$119,317
Europe	171,932	47	3,316	175,295
Asia	65,239	—	(139)	65,100
Other non-reportable segment	22,625	1,928	(26)	24,527

Total	$294,566	$83,137	$6,536	$384,239

      The additions to goodwill during fiscal year 2005 are due primarily to the acquisitions consummated during the year. For further discussion of the Company’s acquisitions, see Note 12 — “Business Acquisitions and Other Transactions.”

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Notes Payable, Long-Term Debt and Long-Term Lease Obligations
      Notes Payable, long-term debt and long-term lease obligations consist of the following (in thousands):

	August 31,

	2005	2004

Borrowings under revolving credit facility(a)	$—	$—
Borrowings under revolving credit facility with Japanese bank(b)	—	—
Borrowings under revolving credit facility with Ukrainian bank(c)	97	81
Long-term capital lease obligations(d)	710	1,113
Loan from Japanese bank due 2008(e)	—	14,551
Loan from Indian bank due 2008(f)	9,093	—
Loan from Hungarian bank due 2008(g)	22,106	—
5.875% Senior Notes due 2010(h)	295,248	293,861

Total notes payable, long-term debt and long-term lease obligations	327,254	309,606
Less current installments of notes payable, long-term debt and long-term lease obligations	674	4,412

Notes payable, long-term debt and long-term lease obligations, less current installments	$326,580	$305,194

Management considers the carrying value of the Company’s notes payable, long-term debt and long-term lease obligations to be a reasonable approximation of market value at August 31, 2005 and 2004.

(a)	In July 2003, the Company amended and revised its then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (“Amended Revolver”). Under the terms of the Amended Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. Interest accrued on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. Interest accrued on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. A facility fee based on the committed amount of the Amended Revolver was payable at a rate equal to 0.225% to 0.40%. A usage fee was also payable if the borrowings on the Amended Revolver exceeded 33 1/3% of the aggregate commitment. The usage fee rate ranged from 0.125% to 0.25%. The interest spread, facility fee and usage fee were determined based on the Company’s general corporate rating or rating of its senior unsecured long-term indebtedness as determined by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The Amended Revolver had an expiration date of July 14, 2006 when outstanding borrowings would then be due and payable. The Amended Revolver required compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver required compliance with certain operating covenants, which limited, among other things, the Company’s incurrence of additional indebtedness. On March 10, 2005, the Company borrowed $80.0 million under the Amended Revolver to partially fund the acquisition of Varian Electronics Manufacturing (“VEM”), which was consummated on March 11, 2005. This borrowing was repaid in full during the third quarter of fiscal year 2005 from cash provided by operations.

On May 11, 2005, the Company replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.950% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.00% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, the Company’s incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants as of August 31, 2005. At August 31, 2005, there were no borrowings outstanding on the Unsecured Revolver.

(b)	In May 2003, the Company negotiated a six-month, 0.6 billion Japanese yen (“JPY”) credit facility (approximately $5.4 million based on currency exchange rates at August 31, 2005) for a Japanese subsidiary with a Japanese bank. During the first quarter of fiscal year 2004 the Company renewed this existing facility. Under the terms of the facility, the Company pays interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 1.75%. The credit facility expires on December 2, 2005 and any outstanding borrowings are then due and payable. At August 31, 2005, there were no borrowings outstanding under this facility.

(c)	In June 2004, the Company negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. During the third quarter of fiscal year 2005, this credit facility was increased to $600.0 thousand. However, $500.0 thousand of the availability under the facility has been restricted for specific purposes. Under the terms of the facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 1.5%. The Company also pays a commitment fee of 2.0% per annum for any capacity that is restricted but not outstanding under the facility. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At August 31, 2005, there were $97.0 thousand of borrowings outstanding under this facility.

(d)	The Company assumed a capital lease obligation as part of its purchase of certain operations of Valeo S.A. during the fourth quarter of fiscal year 2002. This lease covers the land and building in Meung-sur-Loire, France and payments are due quarterly through fiscal year 2007. Additionally, in the second quarter of fiscal year 2005, the Company entered into a capital lease covering specific equipment in Brest, France. Payments on the Brest capital lease are due quarterly through the third quarter of fiscal year 2006.

(e)	In August 2003, the Company negotiated a five-year, 1.8 billion JPY term loan with a Japanese bank (“Japan Term Loan”). The Company paid interest quarterly at a fixed annual rate of 2.97%. The Japan Term Loan required quarterly repayments of principal of 105 million JPY. The final principal payment was to be due May 31, 2008. During the second quarter of fiscal year 2005, the Company

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extinguished the outstanding balance of the Japan Term Loan. The Japan Term Loan required compliance with financial and operating covenants including maintaining a minimum equity balance at the respective subsidiary level. The Company was in compliance with these covenants through the date of extinguishment. The Japan Term Loan replaced a six-month, 1.8 billion JPY credit facility that was negotiated in May 2003.

(f)	In April 2005, we negotiated a five-year, 400.0 million Indian rupee (approximately $9.1 million based on currency exchange rates at August 31, 2005) construction loan for an Indian subsidiary with an Indian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable.

(g)	In April 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2005, proceeds of 17.9 million Euros (approximately $22.1 million based on currency exchange rates at August 31, 2005) had been drawn under the construction loan.

(h)	In July 2003, the Company issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15.
      In May 2001, the Company issued a total of its $345.0 million, 20-year, 1.75% Convertible Notes at par, resulting in net proceeds of approximately $338.0 million. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. On May 17, 2004, the Company paid $70.4 million par value to certain note holders who exercised their right to require the Company to purchase their Convertible Notes. On May 18, 2004, the Company paid $274.6 million par value upon exercise of its right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, the Company paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, the Company recognized a loss of $6.4 million on the write-off of unamortized debt issuance costs associated with the Convertible Notes. This loss was recorded as an other loss in the Consolidated Statement of Earnings for fiscal year ended August 31, 2004.
      Debt maturities as of August 31, 2005 for the next five years are as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2006	$674
2007	5,659
2008	5,527
2009	5,527
2010	309,867

Total	$327,254

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes
      Income tax expense (benefit) amounted to $44.5 million, $30.6 million and $(6.1) million for the years ended August 31, 2005, 2004 and 2003, respectively (an effective rate of 16.1%, 15.5% and (16.4)%, respectively). The actual expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

	Fiscal Year Ended August 31,

	2005	2004	2003

Computed “expected” tax expense	$96,730	$69,130	$12,934
State taxes, net of Federal benefit	(174)	328	307
Impact of foreign tax rates	(54,254)	(35,448)	(21,617)
Permanent impact of non-deductible cost	6,943	4,895	1,671
Tax credits on subsidiary dividends	—	(3,540)	—
Tax refund on subsidiary dividends	—	(4,394)	—
Income tax credits	(2,177)	—	—
Changes in tax rates on deferred tax assets & liabilities	119	—	—
Other, net	(2,662)	(358)	652

Provision for income taxes	$44,525	$30,613	$(6,053)

Effective tax rate	16.1%	15.5%	(16.4)%

      The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

	Fiscal Year Ended August 31,

	2005	2004	2003

U.S.	$6,344	$(20,418)	$(63,254)
Foreign	270,028	217,931	100,208

	$276,372	$197,513	$36,954

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of income taxes for the fiscal years ended August 31, 2005, 2004 and 2003 were as follows (in thousands):

	Fiscal Year Ended August 31,	Current	Deferred	Total

2005:	U.S. — Federal	$4,466	$784	$5,250
	U.S. — State	1,429	(1,697)	(268)
	Foreign	27,001	12,542	39,543

		$32,896	$11,629	$44,525

2004:	U.S. — Federal	$6,558	$(11,145)	$(4,587)
	U.S. — State	1,080	(575)	505
	Foreign	44,407	(9,712)	34,695

		$52,045	$(21,432)	$30,613

2003:	U.S. — Federal	$(3,414)	$(21,200)	$(24,614)
	U.S. — State	1,616	(1,144)	472
	Foreign	24,982	(6,893)	18,089

		$23,184	$(29,237)	$(6,053)

      The Company has been granted tax incentives, including tax holidays, for its Brazilian, Chinese, Hungarian, Indian, Malaysian, and Polish subsidiaries. These tax incentives, including tax holidays, expire through 2017 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2005, 2004, and 2003, resulting in a tax benefit of approximately $36.9 million ($0.18 per share), $27.0 million ($0.13 per share) and $14.3 million ($0.07 per share), respectively.
      The Company intends to indefinitely re-invest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $762.4 million as of August 31, 2005. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended
	August 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforward	$22,739	$21,096
Accounts receivable, principally due to allowance for doubtful accounts	1,238	2,580
Grant receivable	238	598
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	9,517	10,593
Compensated absences, principally due to accrual for financial reporting purposes	3,725	2,949
Accrued expenses, principally due to accrual for financial reporting purposes	33,578	34,673
Accrued UK interest, deductible when paid	540	4,221
Foreign currency gains and losses	1,345	1,833
Intangible assets	3,786	1,187
Other	5,860	6,331

Total gross deferred tax assets	82,566	86,061
Less valuation allowance	(4,575)	(4,386)

Net deferred tax assets	$77,991	$81,675

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and amortization	$7,933	$14,511
Other	4,590	4,069

Deferred tax liabilities	$12,523	$18,580

      Net current deferred tax assets were $40.7 million and $57.2 million at August 31, 2005 and 2004, respectively, and the net non-current deferred tax assets were $24.7 million and $5.9 million at August 31, 2005 and 2004, respectively.
      The net change in the total valuation allowance for the fiscal years ended August 31, 2005 and 2004 was $0.2 million and $2.0 million, respectively. In addition, at August 31, 2005, the Company has net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $10.4 million, $11.6 million and $0.7 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2025.
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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist of equity and debt securities as detailed below.
      As a result of acquiring various operations in Austria, Belgium, Brazil, France, Hong Kong/ China, Hungary, India, Japan, the Netherlands, Poland, and Singapore, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Royal Philips Electronics (“Philips”) acquisition in fiscal year 2003, the Company also assumed post-retirement medical benefit plans.
      The Company uses a May 31 measurement date for the majority of its plans.

a. Benefit Obligations
      The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands of dollars):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Beginning benefit obligation	$95,260	$87,874	$425	$198
Service cost	1,632	1,665	142	53
Interest cost	4,806	4,266	58	31
Actuarial loss (gain)	15,028	(1,572)	(155)	144
Curtailment gain	(653)	(778)	—	—
Total benefits paid	(5,496)	(7,566)	—	—
Plan participant contribution	242	908	—	—
Acquisitions	46	—	—	—
Effect of conversion to US dollars	(336)	10,463	106	(1)

Ending benefit obligation	$110,529	$95,260	$576	$425

      Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Discount rate	4.3%	5.0%	13.3%	12.2%
Rate of compensation increases	3.6%	3.7%	9.5%	8.5%
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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b. Plan Assets
      The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands of dollars):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Beginning fair value of plan assets	$64,208	$54,861	$—	$—
Actual return on plan assets	8,386	5,997	—	—
Employer contributions	811	1,408	—	—
Benefits paid from plan assets	(4,300)	(6,774)	—	—
Plan participants’ contributions	242	908	—	—
Effect of conversion to US dollars	(42)	7,808	—	—

Ending fair value of plan assets	$69,305	$64,208	$—	$—

      The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension Plan Assets

	2005	2004

Asset Category

Equity securities	35%	40%
Debt securities	65%	60%

Total	100%	100%

      The Company has adopted an investment policy for plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and debt securities. The Company currently expects to maintain the mix of 35% equity and 65% debt securities in fiscal year 2006. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. There are no plan assets associated with the other postretirement benefits.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c. Funded Status
      The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheet (in thousands of dollars):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Funded Status
Ending fair value of plan assets	$69,305	$64,208	$—	$—
Ending benefit obligation	(110,529)	(95,260)	(576)	(425)

Funded status	(41,224)	(31,052)	(576)	(425)
Unrecognized net actuarial loss/(gain)	18,398	8,306	(126)	36

Net liability recorded at August 31	$(22,826)	$(22,746)	$(702)	$(389)

Consolidated Balance Sheet Information
Prepaid benefit cost	$—	$5,198	$—	$—
Accrued benefit liability	(37,256)	(28,008)	(702)	(389)
Accumulated other comprehensive income (pre-tax)	14,430	64	—	—

Net liability recorded at August 31	$(22,826)	$(22,746)	$(702)	$(389)

      The accumulated benefit obligation for all defined benefit pension plans was $103.6 million and $86.4 million at August 31, 2005 and August 31, 2004, respectively.
      The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands of dollars):

	August 31,

	2005	2004

Projected benefit obligation	$110,529	$29,218
Accumulated benefit obligation	103,629	23,852
Fair value of plan assets	69,305	424
      The following table provides information on the increase in the minimum pension liability included in other comprehensive income (in thousands of dollars):

	Pension Benefits		Other Benefits

	2005	2004	2005	2004

Increase (decrease) in minimum pension liability included in other comprehensive income	$14,366	$(7,498)	$—	$—
      The minimum pension liability included in other comprehensive income was $14.4 million ($10.1 million, net of tax) and $64.0 thousand ($41.0 thousand, net of tax) at August 31, 2005 and 2004, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d. Net Periodic Benefit Cost
      The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands of dollars):

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$1,632	$1,665	$2,363	$142	$53	$28
Interest cost	4,806	4,266	3,746	58	31	15
Expected long-term return on plan assets	(4,455)	(4,136)	(4,110)	—	—	—
Recognized actuarial loss	84	450	—	—	—	—
Net curtailment gain	—	—	(211)	—	—	—

Net periodic benefit cost	$2,067	$2,245	$1,788	$200	$84	$43

      Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits			Other Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	4.3%	5.0%	4.6%	13.3%	12.2%	14.7%
Expected long-term return on plan assets	5.8%	6.8%	7.0%	—	—	—
Rate of compensation increase	3.6%	3.7%	3.3%	9.5%	8.5%	8.0%
      The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Health Care Cost Trend Rates
      The following table provides information about health care cost trend rates:

	Measurement
	Year Ended

	2005	2004

Health care cost trend rate assumed for next year	8.0%	9.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	8.0%	9.3%
Year that the rate reaches the ultimate trend rate	2006	2004
      Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $264.9 thousand and $442.1 thousand, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $448.4 thousand and $756.8 thousand, respectively.

f. Cash Flows
      The Company expects to make cash contributions of between $0.5 million and $0.8 million to its pension plans during fiscal year 2006. The Company does not expect to make cash contributions to its other benefit plans in fiscal year 2006.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits	Other Benefits

2006	$3,704	$62
2007	4,242	1
2008	5,418	68
2009	5,974	70
2010	7,063	14
Years 2011 through 2015	40,287	630

8.	Stockholders’ Equity

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
      In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of both Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock and other stock-based awards. The 2002 Incentive Plan has a total of 19,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001 and 10,000,000 shares authorized in January 2004. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan. Generally, options issued under the 2002 Incentive Plan vest at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50 month period.
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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes option activity from September 1, 2002 through August 31, 2005:

	Options		Weighted-
	Available	Outstanding	Average
	for Grant	Options	Exercise Price

Balance at September 1, 2002	9,481,312	13,004,555	16.84
Options authorized	—	—	—
Options expired	(850,951)	—	—
Options granted	(4,247,200)	4,247,200	13.11
Options forfeited	1,125,723	(1,125,723)	19.47
Options exercised	—	(825,394)	10.18

Balance at August 31, 2003	5,508,884	15,300,638	15.95

Options authorized	10,000,000	—	—
Options expired	(161,377)	—	—
Options granted	(4,787,280)	4,787,280	26.18
Options forfeited	436,566	(436,566)	19.90
Options exercised	—	(1,506,579)	5.86

Balance at August 31, 2004	10,996,793	18,144,773	18.76

Options authorized	—	—	—
Options expired	(385,696)	—	—
Options granted	(4,561,990)	4,561,990	24.09
Options forfeited	1,135,660	(1,047,654)	20.14
Restricted stock awards	(435,000)	—	—
Options exercised	—	(2,727,004)	14.83

Balance at August 31, 2005	6,749,767	18,932,105	20.51

      At August 31, 2005, options for 7,432,801 shares were exercisable under the 1992 Plan and options for 9,367,586 shares were exercisable under the 2002 Incentive Plan.
      The range of exercise prices, shares, weighted average remaining contractual life and exercise price for the options outstanding as of August 31, 2005 are presented below:

		Weighted-
		Average
		Remaining	Weighted-
		Contractual	Average
Range of Exercise Prices	Shares	Life	Exercise Price

$ 1.00- 5.88	797,886	2.54	$5.14
6.47-19.70	6,473,740	6.01	13.63
20.65-29.20	11,076,219	7.66	24.48
30.47-63.78	584,260	5.11	42.48

$ 1.00-63.78	18,932,105	6.80	$20.51

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The range of exercise prices, shares and weighted average exercise price of the options exercisable at August 31, 2005 are presented below:

		Weighted-
	Shares	Average
Range of Exercise Prices	Exercisable	Exercise Price

$ 1.00- 5.88	797,886	$5.14
6.47-19.70	5,129,832	13.68
20.65-29.20	10,288,409	24.34
30.47-63.78	584,260	42.48

$ 1.00-63.78	16,800,387	$20.80

      The per-share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $14.61, $18.55 and $8.95, respectively, on the date of the grant using the Black-Scholes option-pricing model. Following are the weighted-average assumptions used for each respective year:

	Fiscal Year Ended August 31,

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.5%	3.4%	3.0%
Expected volatility	71.6%	73.6%	88.4%
Expected life	5 years	5 years	5 years

b. Stock Purchase and Award Plans
      The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of August 31, 2005 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2002.
      In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. There are 2,000,000 shares reserved under the 2002 Purchase Plan. As of August 31, 2005, a total of 1,482,472 shares had been issued under the 2002 Purchase Plan.
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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The per-share weighted-average fair value of stock issued to employees in 2005, 2004, and 2003, respectively, under the Company’s Purchase Plans was $6.26, $7.51 and $5.59, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended August 31,

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.6%	1.7%	1.8%
Expected volatility	33.0%	39.1%	66.2%
Expected life	0.5 years	0.5 years	0.5 years
      In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan is to provide incentives to attract and retain key employees to the Company and motivate such persons to stay with the Company and to increase their efforts to make the business of the Company more successful. A total of 100,000 shares of common stock have been reserved for issuance under the Stock Award Plan. As of August 31, 2005, 11,650 shares have been issued to employees under the Stock Award Plan, of which 5,000 shares have lapsed, leaving 88,350 available for future grants.

c. Restricted Stock Awards
      During the first quarter of fiscal year 2005, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the Jabil Circuit, Inc. 2002 Stock Incentive Plan. The awards are accounted for using the measurement and recognition principles of APB 25. Accordingly, unearned compensation is measured at the date of grant and recognized as compensation expense over the period in which the awards vest. Shares awarded during the first quarter of fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. The per-share weighted-average fair value of restricted stock awarded during fiscal year 2005 was $24.21. At August 31, 2005, $8.8 million of unearned compensation is recorded as a reduction in stockholders’ equity as a result of the restricted stock awards. For the fiscal year ended August 31, 2005, the Company recorded $1.9 million of stock-based compensation expense in selling, general and administrative expense related to the restricted stock awards, of which $1.8 million was due to amortization of unearned compensation.

9.	Concentration of Risk and Segment Data

a. Concentration of Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and trade receivables. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses on trade receivables.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Sales of the Company’s products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of			Percentage of
	Net Revenue			Accounts
	Fiscal Year Ended			Receivable
	August 31,			August 31,

	2005	2004	2003	2005	2004

Royal Philips Electronics	14%	18%	15%	20%	27%
Nokia Corporation	13%	*	*	20%	*
Hewlett-Packard Company	10%	*	11%	11%	11%
Cisco Systems, Inc.	*	12%	16%	*	*

*	Amount was less than 10% of total
      Sales to the above customers were reported in the Americas, Europe and Asia operating segments.

b. Segment Data
      Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.
      The Company derives its revenues from providing comprehensive electronics design, production, product management and repair services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a geographic basis for manufacturing operating segments and on a global basis for the services operating segment. Prior to the first quarter of fiscal year 2005, Jabil managed its business based on four geographic regions, the United States, Europe, Asia and Latin America. During fiscal year 2005, the Company realigned its organizational structure to manage the United States and Latin America as one geographic region, the Americas, and to manage the services groups independently of the regional manufacturing segments. Accordingly, Jabil’s operating segments now consist of four segments — Americas, Europe, Asia and Services — to reflect how the Company manages its business. All prior period disclosures presented below have been restated to reflect this change. The services operating segment, which includes the Company’s repair, design and enclosure integration services, does not meet the requirements of a reportable operating segment and is therefore combined with the Company’s other non-segment activities, where applicable, in the disclosures below.
      Net revenues for the three manufacturing operating segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across the manufacturing operating segments. Net revenues for the services operating segment are on a global basis. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, acquisition-related charges, restructuring and impairment charges, other loss (income), interest income, interest expense or income taxes. Segment income also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.
      The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,

Net Revenue	2005	2004	2003

Americas	$2,550,685	$1,977,953	$1,747,718
Europe	2,608,467	2,261,355	1,592,389
Asia	2,042,497	1,767,816	1,240,543
Other non-reportable operating segment	322,737	245,773	148,832

	$7,524,386	$6,252,897	$4,729,482

Depreciation Expense	2005	2004	2003

Americas	$61,554	$61,770	$82,248
Europe	55,646	57,824	53,618
Asia	40,318	38,835	34,612
Other	22,844	19,530	17,091

	$180,362	$177,959	$187,569

Segment Income and Reconciliation of Income Before
Income Taxes	2005	2004	2003

Americas	$163,494	$108,466	$83,591
Europe	172,129	161,936	104,557
Asia	144,783	114,800	101,148
Other non-reportable operating segment	16,667	9,949	11,031

Total segment income	497,073	395,151	300,327
Reconciling items:
Amortization of intangibles	(39,762)	(43,709)	(36,870)
Acquisition-related charges	—	(1,339)	(15,266)
Restructuring costs	—	—	(85,308)
Net interest expense	(10,999)	(12,132)	(10,099)
Other non-allocated charges	(169,940)	(140,458)	(115,830)

Income before income taxes	$276,372	$197,513	$36,954

Property, Plant and Equipment	2005	2004	2003

Americas	$294,456	$266,484	$276,901
Europe	192,060	196,847	180,680
Asia	246,978	202,069	190,983
Other	147,242	110,953	97,640

	$880,736	$776,353	$746,204

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended August 31,

Total Assets	2005	2004	2003

Americas	$1,272,155	$763,517	$707,400
Europe	1,315,079	1,294,180	1,182,487
Asia	1,116,186	893,032	833,166
Other	373,842	378,627	521,692

	$4,077,262	$3,329,356	$3,244,745

Capital Expenditures	2005	2004	2003

Americas	$64,873	$61,247	$20,089
Europe	48,160	71,857	35,530
Asia	83,778	49,554	47,027
Other	60,038	35,083	14,569

	$256,849	$217,741	$117,215

      As noted in Note 13 — “Restructuring and Impairment Charges,” the Company implemented restructuring programs during fiscal years 2003, 2002 and 2001. There were no restructuring and impairment costs incurred during fiscal years 2005 and 2004. Total restructuring and impairment costs of $85.3 million were charged against earnings during fiscal year 2003. Approximately $50.7 million, $25.1 million, $7.0 million and $2.5 million of restructuring and impairment costs were incurred during fiscal year 2003 in the Americas, Europe, Asia and other non-reportable operating segments, respectively.
      The Company operates in 20 countries worldwide. Sales to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or repair services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,

External Net Revenue:	2005	2004	2003

United States	$1,222,127	$967,692	$916,868
Mexico	1,123,870	973,696	949,327
Hungary	947,883	580,171	168,202
China	897,198	675,690	506,875
Malaysia	878,446	877,227	569,448
Brazil	446,211	218,474	82,543
Scotland	432,023	395,120	399,019
Other	1,576,628	1,564,827	1,137,200

	$7,524,386	$6,252,897	$4,729,482

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	August 31,

Long-Lived Assets:	2005	2004	2003

United States	$340,611	$209,536	$216,257
China	210,508	167,900	138,226
Mexico	173,441	169,553	189,078
Hungary	157,959	134,662	91,897
Malaysia	79,623	79,561	84,549
Brazil	71,261	58,286	13,089
Other	300,634	309,281	394,427

	$1,334,037	$1,128,779	$1,127,523

      Total foreign source net revenue was approximately $6.3 billion, $5.3 billion and $3.8 billion for the years ended August 31, 2005, 2004 and 2003, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $993.4 million, $919.2 million and $911.3 million for the years ended August 31, 2005, 2004 and 2003, respectively.

10.	Derivative Instruments and Hedging Activities
      The Company has adopted SFAS 133, as amended by SFAS 138 and SFAS 149. There were no transition amounts recorded upon adoption of SFAS 133 and its related amendments. The Company has used certain derivative instruments to enhance its ability to manage risk relating to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between derivative instruments and related items, as well as its risk-management objectives and strategies for undertaking various derivative transactions.

a. Foreign Currency Risk
      The Company enters into forward contracts to hedge against the impact of currency fluctuations on U.S. dollar and foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. At August 31, 2005, all forward contracts are marked to market with changes in fair values recorded to the Consolidated Statement of Earnings.
      At August 31, 2005 the Company had $148.0 million of forward contracts for various currencies. The maximum term of the forward contracts that hedged forecasted transactions was four months. The Company recorded the change in fair value related to cash flow hedges in the Consolidated Statement of Earnings. These contracts will expire during fiscal year 2006, with the resulting change in value being reflected in the Consolidated Statement of Earnings. At August 31, 2004, the Company had $131.0 million of forward contracts for various currencies. The maximum term of the forward contracts that hedged forecasted transactions was seven months. These contracts expired during fiscal year 2005, with the resulting change in value being reflected in the Consolidated Statement of Earnings. See Note 1(n) — “Description of Business and Summary of Significant Accounting Policies — Comprehensive Income.”

b.	Interest Rate Risk
      The Company has historically used an interest rate swap as part of its interest rate risk management strategy. In July 2003, Jabil entered into an interest rate swap transaction to effectively convert the fixed interest rate of its 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133,

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, the Company paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) rate, set in arrears, plus a fixed spread of 1.945%. In exchange, Jabil received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Consolidated Balance Sheet at the termination date. In addition, Jabil had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, Jabil made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet will be amortized on a straight-line basis to earnings through interest expense over the remaining term of the debt.

11.	Commitments and Contingencies

a.	Lease Agreements
      The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2005 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2006	$34,448
2007	30,673
2008	21,213
2009	18,598
2010	15,562
Thereafter	24,853

Total minimum lease payments	$145,347

      Total rent expense for operating leases was approximately $40.7 million, $43.1 million and $40.7 million for the years ended August 31, 2005, 2004 and 2003, respectively.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.
      On November 29, 2004, the Company purchased certain television assembly operations of Philips in Kwidzyn, Poland. The Company acquired these operations in an effort to add assembly operations in the consumer industry sector and further strengthen its relationship with Philips. Simultaneous with the purchase, the Company amended its previously existing supply agreement with Philips to include the acquired operations. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $20.1 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in amortizable intangible assets of approximately $2.5 million.
      On March 11, 2005, the Company purchased the operations of VEM, the electronics manufacturing business segment of Varian, Inc. VEM derives its revenues primarily from customers in the aerospace, communications, and instrumentation and medical industry sectors. The Company acquired the VEM operations in an effort to enhance customer and industry sector diversification by adding additional competencies in targeted industry sectors. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $202.1 million in cash. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2006, the purchase price resulted in purchased intangible assets of $41.9 million and goodwill of $81.3 million. The purchased intangible assets (other than goodwill) are currently being amortized over a period of ten years.
      Pro-forma results of operations, in respect to the acquisitions described above, have not been presented because the effect of these acquisitions was not material on either an individual or an aggregate basis.
      There were no acquisition-related costs recorded for the year ended August 31, 2005. In connection with acquisitions consummated in fiscal year 2003, acquisition-related costs of $1.3 million were recorded for the year ended August 31, 2004. In connection with acquisitions consummated in fiscal years 2003 and 2002, acquisition-related costs of $15.3 million were recorded for the year ended August 31, 2003. These costs consisted of professional fees and other incremental costs related directly to the integration of the acquired operations.

b.	Other Transactions
      During the third quarter of fiscal year 2005, the Company entered into several related agreements with an unrelated electronics manufacturing services (“EMS”) provider. The agreements include, but are not limited to, a loan agreement and an agreement and plan of amalgamation. Under the terms of the loan agreement, the Company agreed subject to various conditions to loan the EMS provider a maximum amount of $25.0 million, of which $15.0 million was disbursed upon execution of the agreements. The remaining $10.0 million principal under the loan agreement was transferred to an escrow agent to be disbursed to the EMS provider only upon satisfaction of various requirements as defined in the related escrow agreement. These requirements were satisfied during the fourth quarter of fiscal year 2005 and the remaining $10.0 million principal was disbursed to the EMS provider. The loan, which is evidenced by a promissory note, bears interest at a stated rate of 2.5% per annum from the disbursement date. The principal is due and payable in a single payment on November 1, 2006 and interest is payable annually in arrears on November 1 of each year.
      The related agreement and plan of amalgamation grants the Company an option to acquire all of the outstanding stock of the EMS provider through amalgamation with a newly-formed subsidiary of the Company (“the purchase option”). The purchase option, which was granted upon execution of the loan

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement for no additional consideration, allows the Company to demand the amalgamation at any time prior to November 1, 2005, subject to certain potential limited extensions. The agreement and plan of amalgamation also dictates the initial and contingent purchase consideration payable by the Company upon exercise of the purchase option. The purchase option expires on November 1, 2005, subject to certain potential limited extensions. See Note 16  — “Subsequent Event” for discussion of the potential amendment to this agreement and plan of amalgamation.
      At August 31, 2005, $22.2 million is recorded in long-term other assets related to the note receivable and $3.8 million is recorded in current assets related to the purchase option. The amounts recorded for the assets reflect their respective fair market values, which are based on the results of a third-party valuation.

13.	Restructuring and Impairment Charges
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
      The macroeconomic conditions facing the Company, and the industry as a whole, continued to deteriorate during fiscal year 2002, resulting in a continued decline in customer demand, additional excess production capacity and customer requirements for a shift in the Company’s geographic production footprint. As a result, additional restructuring programs were implemented during fiscal year 2002. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities. During fiscal year 2002, the Company charged $52.1 million of restructuring and impairment costs against earnings.
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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2004 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	August 31,	Related	Charge	Cash	August 31,
	2003	Charges	(Non-Cash)	Payments	2004

Employee severance and termination benefits	$6,489	$(14)	$—	$(5,464)	$1,011
Lease costs	15,046	—	—	(5,407)	9,639
Other	160	14	—	(130)	44

Total	$21,695	$—	$—	$(11,001)	$10,694

     The table below sets forth the significant components and activity in the restructuring programs during fiscal year 2005 (in thousands):

			Asset
	Balance at	Restructuring	Impairment		Balance at
	August 31,	Related	Charge	Cash	August 31,
	2003	Charges	(Non-Cash)	Payments	2004

Employee severance and termination benefits	$1,011	$—	$—	$(1,011)	$—
Lease costs	9,639	—	—	(4,715)	4,924
Other	44	—	—	(44)	—

Total	$10,694	$—	$—	$(5,770)	$4,924

      At August 31, 2005, total liabilities of $4.9 million related to these historical restructuring activities are expected to be paid out within the next twelve months.

Note 14.	Accounts Receivable Securitization
      In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The Company was in compliance with the respective covenants at August 31, 2005. The securitization agreements, as amended, expire in February 2006 and may be extended on an annual basis.

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
      At August 31, 2005, the Company had sold $261.5 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $175.0 million and retained an interest in the receivables of approximately $86.5 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $4.1 million and $0.8 million during the fiscal years ended August 31, 2005 and 2004, respectively.
Note 15.     New Accounting Pronouncements
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
      In December 2004, FASB published SFAS 123R. SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management continues to assess the implications of this revised standard, which will materially impact the Company’s results of operations in the first quarter of fiscal year 2006 and thereafter. Based on preliminary estimates, the future compensation cost to be recognized for all granted but unvested stock options as of August 31, 2005 as a result of the implementation of SFAS 123R is as follows (in thousands of dollars):

Fiscal year ending August 31,	Amount

2006	$12,213
2007	5,083
2008	2,369
2009	2,100
2010	1,943
Thereafter	657

Total	$24,365

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The vesting date of 600,000 granted but unvested stock options at August 31, 2005 may be accelerated if the Company meets specific performance goals, as defined in the stock option agreements. If the performance goals are met and the vesting date of these options is accelerated, approximately $7.7 million of the future compensation cost currently included in fiscal years 2007 through 2010 would be recognized in fiscal year 2006.
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
      In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
Note 16.     Subsequent Event
      Subsequent to August 31, 2005, the Company began negotiating a potential amendment to the agreement and plan of amalgamation discussed in Note 12(b) — “Business Acquisitions and Other Transactions” to reduce the minimum purchase price and modify certain other terms of the agreement. If terms on those issues can be reached, the Company currently anticipates it would exercise the purchase option to acquire all of the outstanding stock of the EMS provider through amalgamation with a newly-formed subsidiary of the Company. The Company would be acquiring these operations to expand its presence in the Southern Asia market. Management currently anticipates that if this transaction occurs, it will close in the second quarter of fiscal year 2006, subject to additional due diligence procedures and regulatory approvals. However, there is no assurance that the Company will ultimately consummate the acquisition.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jabil Circuit, Inc.

By:	/s/Timothy L. Main

Timothy L. Main
President and Chief Executive Officer
Date: October 27, 2005

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William D. Morean William D. Morean	Chairman of the Board of Directors	October 27, 2005

By:	/s/ Thomas A. Sansone Thomas A. Sansone	Vice Chairman of the Board of Directors	October 27, 2005

By:	/s/ Timothy L. Main Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2005

By:	/s/ Forbes I.J. Alexander Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 27, 2005

By:	/s/ Laurence S. Grafstein Laurence S. Grafstein	Director	October 27, 2005

By:	/s/ Mel S. Lavitt Mel S. Lavitt	Director	October 27, 2005

By:	/s/ Lawrence J. Murphy Lawrence J. Murphy	Director	October 27, 2005

By:	/s/ Frank A. Newman Frank A. Newman	Director	October 27, 2005

By:	/s/ Steven A. Raymund Steven A. Raymund	Director	October 27, 2005

By:	/s/ Kathleen A. Walters Kathleen A. Walters	Director	October 27, 2005

SCHEDULE II
JABIL CIRCUIT, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

			Additions
		Balance at	Charged to
		Beginning	Costs and		Balance at
		of Period	Expenses	Write-offs	End of Period

Allowance for uncollectible accounts receivable:
Year ended August 31, 2005		$6,147	$(936)	$1,244	$3,967

Year ended August 31, 2004		$6,299	$1,039	$1,191	$6,147

Year ended August 31, 2003		$4,689	$3,227	$1,617	$6,299

		Additions	Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		Balance at
	of Period	Expenses	Accounts	Deductions	End of Period

Valuation allowance for deferred taxes:
Year ended August 31, 2005	$4,386	$189	$—	$—	$4,575

Year ended August 31, 2004	$2,394	$—	$1,992	$—	$4,386

Year ended August 31, 2003	$2,056	$338	$—	$—	$2,394

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1(4)	—	Registrant’s Certificate of Incorporation, as amended
3.2(4)	—	Registrant’s Bylaws, as amended
4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock
4.2(6)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C
4.3(10)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee
4.4(10)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee
10.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended
10.2(3)(5)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended
10.3(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k)
10.4(1)(3)	—	Form of Indemnification Agreement between Registrant and its officers and Directors
10.5 (3)(7)	—	Jabil 2002 Employment Stock Purchase Plan
10.6 (3)(16)	—	Jabil 2002 Stock Incentive Plan
10.6.1(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement
10.6.2(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement
10.6.3(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate
10.6.4(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement
10.6.5	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement
10.6.6	—	Form of Stock Appreciation Right Agreement
10.7(3)(9)	—	Stock Award Plan
10.8(3)(11)	—	Employment Contract between the Registrant and European Chief Operating Officer dated December 1, 2002
10.9(11)	—	364-Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank
10.10(11)	—	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank
10.11(12)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France
10.12(15)	—	Amended and Restated Three-year Loan Agreement dated as of July 14, 2003 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank
10.13(3)(8)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom
10.14(13)	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks

Exhibit No.		Description

10.15(13)	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer
10.16(13)	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions
10.17(14)	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions
10.18(17)	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions
10.19(18)	—	Five-Year Unsecured Revolving Credit Agreement dated as of May 11, 2005 between Registrant; initial lenders named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents
10.20(19)	—	Amendment No. 3 to Receivables Purchase Agreement dated as of May 13, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions
21.1	—	List of Subsidiaries
23.1	—	Consent of Independent Registered Public Accounting Firm
24.1	—	Power of Attorney (See Signature page)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Indicates management compensatory plan, contractor arrangement.

(4)	Incorporated by reference to exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.

(6)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(9)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-54946) filed by the Registrant on February 5, 2001.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2002.

(12)	Incorporated by reference to the Registrant’s Form S-8 (File No. 106123) filed by the Registrant on June 13, 2003.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.

(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2004.

(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

(16)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-112264) filed by the Registrant on January 27, 2004.

(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.

(19)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2005.

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.