Form 10-Q
period 2005-11-30
JABIL CIRCUIT INC
filed 2006-01-09
CIK 898293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 1-14063
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
Yes ☑ No ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of December 20, 2005, there were 205,394,504 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	November 30,	August 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$875,620	$796,071
Accounts receivable, net of allowance for doubtful accounts of $4,669 at November 30, 2005 and $3,967 at August 31, 2005	1,085,574	955,353
Inventories	941,433	818,435
Prepaid expenses and other current assets	98,651	75,335
Deferred income taxes	41,861	40,741

Total current assets	3,043,139	2,685,935
Property, plant and equipment, net of accumulated depreciation of $739,260 at November 30, 2005 and $714,149 at August 31, 2005	899,670	880,736
Goodwill	376,783	384,239
Intangible assets, net of accumulated amortization of $140,220 at November 30, 2005 and $134,367 at August 31, 2005	64,734	69,062
Deferred income taxes	24,418	24,727
Other assets	32,973	32,563

Total assets	$4,441,717	$4,077,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$1,955	$674
Accounts payable	1,573,386	1,339,866
Accrued expenses	264,525	224,766
Income taxes payable	7,386	2,823

Total current liabilities	1,847,252	1,568,129

Notes payable, long-term debt and long-term lease obligations, less current installments	324,218	326,580
Other liabilities	45,313	47,336

Total liabilities	2,216,783	1,942,045

Stockholders’ equity:
Common stock	205	204
Additional paid-in capital	1,061,326	1,041,884
Retained earnings	1,098,690	1,021,800
Unearned compensation	—	(8,774)
Accumulated other comprehensive income	64,713	80,103

Total stockholders’ equity	2,224,934	2,135,217

Total liabilities and stockholders’ equity	$4,441,717	$4,077,262

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except for per share data)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2005	2004

Net revenue	$2,404,407	$1,833,375
Cost of revenue	2,208,585	1,678,517

Gross profit	195,822	154,858
Operating expenses:
Selling, general and administrative	94,542	68,089
Research and development	6,601	5,919
Amortization of intangibles	5,856	10,545

Operating income	88,823	70,305
Interest income	(4,985)	(1,865)
Interest expense	6,292	5,386

Income before income taxes	87,516	66,784
Income tax expense	10,626	10,869

Net income	$76,890	$55,915

Earnings per share:
Basic	$0.38	$0.28

Diluted	$0.37	$0.27

Common shares used in the calculations of earnings per share:
Basic	204,699	201,467

Diluted	209,760	205,843

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2005	2004

Net income	$76,890	$55,915

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(15,390)	70,821
Change in fair market value of derivative instruments, net of tax	—	(860)

Comprehensive income	$61,500	$125,876

          Accumulated foreign currency translation gains were $74.8 million at November 30, 2005 and $90.2 million at August 31, 2005. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.
See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2005	2004

Cash flows from operating activities:
Net income	$76,890	$55,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,084	53,717
Recognition of deferred grant proceeds	(300)	(300)
Amortization of discount on note receivable	(601)	—
Recognition of stock-based compensation	17,137	295
Deferred income taxes	(1,972)	(4,750)
Provision for doubtful accounts	828	557
Gain on sale of property	(586)	(830)
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	(140,972)	(148,951)
Inventories	(127,747)	(73,373)
Prepaid expenses and other current assets	(24,008)	5,527
Other assets	179	(999)
Accounts payable and accrued expenses	291,799	135,617
Income taxes payable	4,778	5,437

Net cash provided by operating activities	143,509	27,862

Cash flows from investing activities:
Net cash paid for business acquisitions	(49)	—
Acquisition of property, plant and equipment	(66,771)	(55,784)
Proceeds from sale of property and equipment	1,305	8,635

Net cash used in investing activities	(65,515)	(47,149)

Cash flows from financing activities:
Borrowings under debt agreements	399	—
Payments toward debt agreements and capital lease obligations	(342)	(10,769)
Net proceeds from issuance of common stock under option and employee purchase plans	11,080	2,678

Net cash provided by/(used in) financing activities	11,137	(8,091)

Effect of exchange rate changes on cash	(9,582)	25,892

Net (decrease)/increase in cash and cash equivalents	79,549	(1,486)
Cash and cash equivalents at beginning of period	796,071	621,322

Cash and cash equivalents at end of period	$875,620	$619,836

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2005. Operating results for the three-month period ended November 30, 2005 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2006.
Note 2. Inventories
          The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2005	2005
Raw materials	$660,498	$573,756
Work-in-process	163,957	148,455
Finished goods	116,978	96,224

Total inventories	$941,433	$818,435

Note 3. Earnings Per Share
          The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	November 30,	November 30,
	2005	2004

Numerator:
Net income	$76,890	$55,915

Denominator:
Weighted-average common shares outstanding — basic	204,699	201,467
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	4,906	3,951
Dilutive unvested common shares associated with restricted stock awards	155	425

Weighted average common shares — diluted	209,760	205,843

Earnings per share:
Basic	$0.38	$0.28

Diluted	$0.37	$0.27

          For the three months ended November 30, 2005, options to purchase 892,366 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive. For the three months ended November 30, 2004, options to purchase 7,368,992 shares of common stock were excluded for the same reason. In accordance with the contingently issuable shares provision of Statement of Financial Accounting Standard No. 128, Earnings per Share, 710,726 shares of performance-based restricted stock issued in October 2005 have not been included in the calculation of earnings per share for the three months ended November 30, 2005, because all the necessary conditions for vesting have not been satisfied as of November 30, 2005.
Note 4. Stock-Based Compensation
          Effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.
          Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options and awards granted under the Company’s employee stock purchase plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for unvested stock awards (“restricted stock”). Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.
          The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of September 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to August 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
          Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s ESPP, granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company will continue to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no significant capitalized stock-based compensation costs at November 30, 2005.
          The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R (in thousands, except per share data):

	Three Months Ended
	November 30,	November 30,
	2005	2004
	(Unaudited)	(Unaudited)
Reported net income	$76,890	$55,915

Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects of $5,923 and $0	11,214	—
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $5,923 and $2,082	(11,214)	(10,930)

Pro forma net income for calculation of diluted earnings per share	$76,890	$44,985

Earnings per common share:
Reported net income per share- basic	$0.38	$0.28

Pro forma net income per share- basic	$0.38	$0.22

Reported net income per share- diluted	$0.37	$0.27

Pro forma net income per share- diluted	$0.37	$0.22

          As a result of the Company meeting specific performance goals, as defined in certain stock option agreements, the vesting of 600,000 Options was accelerated. The vesting acceleration resulted in the recognition of approximately $7.7 million in compensation expense during the three months ended November 30, 2005 that would have otherwise been recognized in fiscal years 2007 through 2010.
          Cash received from Option exercises under all share-based payment arrangements for the three months ended November 30, 2005 and 2004 was $11.1 million and $2.7 million, respectively. There was no significant tax benefit realized for tax deductions from Option exercises for the three months ended November 30, 2005 and 2004, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
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
          The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. It is estimated that the maximum future compensation expense that will be avoided subsequent to our adoption of SFAS 123R will be approximately $96.0 million, of which approximately $22.7 million is related to options held by executive officers and directors of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the fiscal year ended August 31, 2005.
     a. Stock Option and Stock Appreciation Right Plans
          The Company’s 1992 Stock Option Plan (the “1992 Plan”) provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. A total of 23,440,000 shares of common stock were reserved for issuance under the 1992 Plan. The 1992 Plan was adopted by the Board of Directors in November of 1992 and was terminated in October 2001 with the remaining shares transferred into a new plan created in fiscal year 2002.
          In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 19,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001 and 10,000,000 shares authorized in January 2004. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.
          Generally, the exercise price of Options granted under the 2002 Incentive Plan is to be at least equal to the fair market value of shares of common stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Effective with Options granted in October 2005, one-twelfth of the award will vest fifteen months after the grant date with an additional one-twelfth vesting at the end of each three month period thereafter, becoming fully vested after a 48 month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50 month period.
          The following table summarizes Option activity from August 31, 2005 through November 30, 2005:

					Weighted
				Weighted	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life

Balance at August 31, 2005	6,749,767	18,932,105		$20.51	6.80

Options authorized	—	—
Options expired	(9,794)	—
Options granted	(2,390,214)	2,390,214		$29.81
Options cancelled	27,826	(33,788)		$13.83
Restricted stock awards (1)	(1,481,452)	—
Options exercised	—	(578,218)		$18.98

Balance at November 30, 2005	2,896,133	20,710,313	$237,887	$21.63	6.95

Exercisable at November 30, 2005	—	16,592,584	$205,738	$20.72	6.55

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
          The weighted-average grant date fair value of Options granted during the three months ended November 30, 2005 and 2004 was $11.83 and $14.81, respectively. The total intrinsic value of Options exercised during the three months ended November 30, 2005 and 2004 was $7.0 million and $4.4 million, respectively.
          As of November 30, 2005, there was $35.9 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted average period of 2.3 years. The total fair value of Options vested during the three months ended November 30, 2005 and 2004 was $16.5 million and $10.9 million, respectively.
          The Company changed the valuation model used for estimating the fair value of Options granted in the first fiscal quarter of 2006, from the Black-Scholes model to the lattice valuation model. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company used historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. Because the lattice valuation model uses different volatilities and risk free interest rates in calculating the fair value of the Options, ranges are provided only for the Options granted subsequent to August 31, 2005.
          The following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three Months Ended
	November 30,	November 30,
	2005	2004
	(Lattice)	(Black-Scholes)
|	|
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.65% to 4.58%	3.5%
Expected volatility range	17.37% to 71.44%	NA
Weighted-average expected volatility	48.8%	72.5%
Expected life	5 years	5 years
     b. Stock Purchase and Award Plans
          The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of November 30, 2005 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2001.
          In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. There are 2,000,000 shares reserved under the 2002 Purchase Plan. As of November 30, 2005, a total of 1,482,472 shares had been issued under the 2002 Purchase Plan.
          Employees are eligible to participate in the Purchase Plans after 90 days of employment with the Company. The Purchase Plans permit eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. The Purchase Plans are intended to qualify under section 423 of the Internal Revenue Code. Unless terminated sooner, the 2002 Purchase Plan will terminate on October 17, 2011.
          Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were no stock purchases under the Purchase Plans during the three months ended November 30, 2005 and 2004.
          In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan was to provide incentives to attract and retain key employees to the Company and motivate such persons to stay with the Company and to increase their efforts to make the business of the Company more successful. A total of 100,000 shares of common stock were registered for issuance under the Stock Award Plan. In October 2005, the Board of Directors approved the termination of the Stock Award Plan. As of October 31, 2005, 11,650 shares had been issued to employees under the Stock Award Plan, of which 5,000 shares had lapsed, leaving 88,350 unissued shares. On November 16, 2005, the Company filed a post-effective amendment to Form S-8 to deregister the 88,350 unissued shares.
     c. Restricted Stock Awards
          During the first quarter of fiscal year 2005 and 2006, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the 2002 Stock Incentive Plan. Shares awarded during the first quarter of fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. The shares granted in the first quarter of fiscal 2006 have certain performance conditions, which will be measured on August 31, 2008, that provide a range of vesting possibilities from 0% to 200%.
          The awards granted in fiscal 2005 were accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and will be recognized in earnings over the period in which the awards vest. The restricted shares awarded subsequent to August 31, 2005 are accounted for using the measurement and recognition principles of SFAS 123R. Accordingly, the fair value of the awards is measured on the date of grant and recognized over the requisite service period based on the number of awards that would be issued if the Company achieves 100% of the performance goal. If it becomes probable, based on the Company’s performance, that more than 100% of the awards will vest, additional compensation cost will need to be recognized. Alternatively, if the performance goals are not met, any recognized compensation cost will be reversed.
          The following table summarizes restricted stock activity from August 31, 2005 through November 30, 2005:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance at August 31, 2005	435,000	$24.21
Changes during the period
Shares granted (1)	1,481,452	$29.81
Shares vested	—	—

Shares forfeited	—	—

Nonvested balance at November 30, 2005	1,916,452	$28.54

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
          As of November 30, 2005, there was $29.3 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. Pursuant to SFAS 123R, the $8.8 million of unearned compensation recorded as a reduction to stockholders’ equity as of August 31, 2005 was reversed against the Company’s additional paid-in capital. No shares of restricted stock vested during the three months ended November 30, 2005 and 2004.

Note 5. Segment Information
          The Company derives its revenues from providing comprehensive electronics design, production, product management and repair services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a geographic basis for manufacturing operating segments and on a global basis for the services operating segment. Prior to the first quarter of fiscal year 2005, Jabil managed its business based on four geographic regions, the United States, Europe, Asia and Latin America. During fiscal year 2005, the Company realigned its organizational structure to manage the United States and Latin America as one geographic region, the Americas, and to manage the services groups independently of the regional manufacturing segments. Accordingly, Jabil’s operating segments consist of four segments– Americas, Europe, Asia and Services – to reflect how the Company manages its business. All prior period disclosures presented below have been restated to reflect this change. The services operating segment, which includes the Company’s repair, design and enclosure integration services, does not meet the requirements of a reportable operating segment and is therefore combined with the Company’s other non-segment activities, where applicable, in the disclosures below.
          Net revenues for the three manufacturing operating segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across the manufacturing operating segments. Net revenues for the services operating segment are on a global basis. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, stock-based compensation expense, acquisition-related charges, restructuring and impairment charges, other loss (income), interest income, interest expense or income taxes. Segment income also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.
          The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30,	November 30,
	2005	2004
Net revenue
Americas	$876,521	$587,296
Europe	769,291	706,099
Asia	660,723	466,142
Other non-reportable operating segment	97,872	73,838

	$2,404,407	$1,833,375

	2005	2004
Depreciation expense
Americas	$15,044	$15,381
Europe	12,256	11,546
Asia	9,323	10,521
Other	5,605	5,724

	$42,228	$43,172

	2005	2004
Segment income and reconciliation of income before income taxes
Americas	$51,729	$37,525
Europe	47,539	27,016
Asia	52,782	51,705
Other non-reportable operating segment	6,173	4,096

Total segment income	158,223	120,342
Reconciling items:
Amortization of intangibles	5,856	10,545
Net interest expense	1,307	3,521
Other non-allocated charges	63,544	39,492

Income before income taxes	$87,516	$66,784

	Three months ended
	November 30,	November 30,
	2005	2004
Capital expenditures
Americas	$18,862	$24,978
Europe	12,911	13,749
Asia	24,117	3,219
Other	10,881	13,838

	$66,771	$55,784

	November 30,	August 31,
	2005	2005

Property, plant and equipment, net
Americas	$301,081	$294,456
Europe	187,617	192,060
Asia	259,277	246,978
Other	151,695	147,242

	$899,670	$880,736

Total assets
Americas	$1,399,474	$1,272,155
Europe	1,440,692	1,315,079
Asia	1,229,393	1,116,186
Other	372,158	373,842

	$4,441,717	$4,077,262

          Foreign source revenue represented 83.2% of net revenue for the three months ended November 30, 2005, compared to 86.2% for the three months ended November 30, 2004.
Note 6. Commitments and Contingencies
Legal Proceedings
          The Company is party to certain lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
          During fiscal year 2003, the geographic production demands of the Company’s customers continued to shift. In addition to carrying out a worldwide realignment of capacity and consolidating existing facilities, the Company closed manufacturing operations in Boise, Idaho and Coventry, England. As a result, the Company charged $85.3 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs, costs related to lease commitments, fixed asset impairments and other restructuring costs, primarily related to professional fees incurred in connection with the restructuring activities. For further discussion of the Company’s historical restructuring activities, refer to Note 13 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements in the 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
          There were no restructuring charges incurred during the three months ended November 30, 2005 and 2004. The table below sets forth the significant components and activity in the remaining restructuring liability during the three months ended November 30, 2005 (in thousands):

	Balance at		Balance at
	August 31,	Cash	November 30,
	2005	payments	2005

Lease costs	$4,924	$(1,203)	$3,721

          At November 30, 2005, the remaining liability of $3.7 million for lease commitment costs is expected to be paid within the next nine months.
Note 8. Goodwill and Other Intangible Assets
          The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2005 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 5 – “Segment Information,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized an impairment of its goodwill in connection with its adoption of SFAS 142.
          All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of its intangible assets acquired from Varian, Inc. in March 2005. See Note 9 – “Business Acquisitions and Other Transactions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at November 30, 2005 and August 31, 2005 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
November 30, 2005	amount	amortization	amount
Contractual agreements & customer relationships	$204,154	$(139,633)	$64,521
Patents	800	(587)	213

Total	$204,954	$(140,220)	$64,734

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2005	amount	amortization	amount
Contractual agreements & customer relationships	$202,629	$(133,800)	$68,829
Patents	800	(567)	233

Total	$203,429	$(134,367)	$69,062

          Intangible asset amortization for the three months ended November 30, 2005 and 2004 was approximately $5.9 million and $10.5 million, respectively.
          The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount

2006 (remaining nine months)	$16,128
2007	12,207
2008	7,684
2009	4,436
2010	4,433
Thereafter	19,846

Total	$64,734

          The following table presents the changes in goodwill allocated to the reportable segments during the three months ended November 30, 2005 (in thousands):

		Acquisitions
	Balance at	and purchase	Foreign	Balance at
	August 31,	accounting	currency	November 30,
Reportable Segment	2005	adjustments	impact	2005

Americas	$119,317	$(2,175)	$1,236	$118,378
Europe	175,295	(49)	(5,158)	170,088
Asia	65,100	—	(1,248)	63,852
Other non-reportable segment	24,527	139	(201)	24,465

Total	$384,239	$(2,085)	$(5,371)	$376,783

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
          On November 29, 2004, the Company purchased certain television assembly operations of Philips in Kwidzyn, Poland. The Company acquired these operations in an effort to broaden its operations in the consumer industry sector and further strengthen its relationship with Philips. Simultaneous with the purchase, the Company amended its previously existing supply agreement with Philips to include the acquired operations. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $20.1 million, based on foreign currency rates in effect at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in amortizable intangible assets of approximately $2.7 million, which are being amortized over a period of three years.
          On March 11, 2005, the Company purchased the operations of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. VEM derives its revenues primarily from customers in the aerospace, communications, and instrumentation and medical industry sectors. The Company acquired the VEM operations in an effort to enhance customer and industry sector diversification by adding additional competencies in targeted industry sectors. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $202.1 million in cash. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2006, the purchase price resulted in purchased intangible assets of $44.1 million and goodwill of $79.2 million. The purchased intangible assets (other than goodwill) are currently being amortized over a period of ten years.
          Pro-forma results of operations, in respect to the acquisitions described above, have not been presented because the effect of these acquisitions was not material on either an individual or an aggregate basis.
     b. Other Transactions
          During the third quarter of fiscal year 2005, the Company entered into several related agreements with an unrelated electronics manufacturing services (“EMS”) provider. The agreements included, but were not limited to, a loan agreement and an agreement and plan of amalgamation. Under the terms of the loan agreement, the Company agreed subject to various conditions to loan the EMS provider a maximum amount of $25.0 million, of which $15.0 million was disbursed upon execution of the agreements. The remaining $10.0 million principal under the loan agreement was transferred to an escrow agent to be disbursed to the EMS provider only upon satisfaction of various requirements as defined in the related escrow agreement. These requirements were satisfied during the fourth quarter of fiscal year 2005 and the remaining $10.0 million principal was disbursed to the EMS provider. The loan, which is evidenced by a promissory note, bears interest at a stated rate of 2.5% per annum from the disbursement date. The principal is due and payable in a single payment on November 1, 2006 and interest is payable annually in arrears on November 1 of each year.
          The related agreement and plan of amalgamation granted the Company an option to acquire all of the outstanding stock of the EMS provider through amalgamation with a newly-formed subsidiary of the Company (“the purchase option”). The purchase option, which was granted upon execution of the loan agreement for no additional consideration, allows the Company to demand the amalgamation at any time prior to a specific date. The agreement and plan of amalgamation also dictates the initial and contingent purchase consideration payable by the Company upon exercise of the purchase option. Based on the terms of the original agreement and plan of amalgamation, the purchase option was to expire on November 1, 2005, subject to certain potential limited extensions. Prior to November 1, 2005, the Company began negotiations toward a potential amendment to the agreement and plan of amalgamation to reduce the minimum purchase price and modify certain other terms of the agreement. A first amendment to the agreement and plan of amalgamation extended the expiration date of the purchase option to November 15, 2005. A second amendment to the agreement and plan of amalgamation further extended the expiration date of the purchase option to December 2, 2005. At November 30, 2005, the Company continues negotiations of a potential amendment to the agreement and plan of amalgamation to reduce the minimum purchase price and modify certain other terms of the agreement. See Note 12 – “Subsequent Event” for further discussion of this agreement and plan of amalgamation.
          At November 30, 2005, $22.8 million is recorded in long-term other assets related to the note receivable and $3.8 million is recorded in current assets related to the purchase option. The amounts recorded for the assets reflect their respective fair values, which are based on the results of a third-party valuation.
Note 10. Accounts Receivable Securitization
          In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to up to $250.0 million of net cash proceeds at any one time. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The Company was in compliance with the respective covenants at November 30, 2005. The securitization agreement, as amended, expires in February 2006 and may be extended on an annual basis.
          For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.18% per annum of the average purchase limit and program fees of up to 0.18% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.
          At November 30, 2005, the Company had sold $344.7 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $250.0 million and retained an interest in the receivables of approximately $94.7 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $2.0 million and $0.6 million during the three months ended November 30, 2005 and 2004, respectively.
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
          As a result of acquiring various operations in Austria, Belgium, Brazil, France, Hong Kong/China, Hungary, India, Japan, the Netherlands, Poland, and Singapore, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Royal Philips Electronics (“Philips”) acquisition in fiscal year 2003, the Company also assumed post-retirement medical benefit plans.
          The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the three-month period indicated (in thousands of dollars):

	Three months ended
	November 30,	November 30,
	2005	2004

Service cost	$426	$341
Interest cost	1,154	1,185
Expected long-term return on plan assets	(980)	(1,097)
Net curtailment loss	—	—
Recognized actuarial loss	134	21

Net periodic benefit cost	$734	$450

          For the three months ended November 30, 2005, the Company has made contributions of approximately $0.2 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2006 contributions to approximate $0.5 million to $0.8 million.
          The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the three-month period indicated (in thousands of dollars):

	Three months ended
	November 30,	November 30,
	2005	2004

Service cost	$79	$33
Interest cost	20	13
Expected long-term return on plan assets	—	—
Net curtailment loss	—	—
Recognized actuarial (gain)/loss	(1)	—

Net periodic benefit cost	$98	$46

Note 12. Subsequent Event
     Subsequent to November 30, 2005, the December 2, 2005 expiration date set forth in the amended purchase option agreement discussed in Note 9(b) — “Business Acquisitions and Other Transactions” occurred. Such agreement contained an option for the Company to acquire all of the outstanding stock of the EMS provider through amalgamation with a newly-formed subsidiary of the Company. The Company and the EMS provider continued negotiations on the potential transaction and have recently signed a third amendment to the agreement and plan of amalgamation that provides that the expiration date of the purchase option shall be January 13, 2006. The parties continue negotiating new terms for the transaction that would reflect a reduced purchase price, eliminate the potential contingent consideration payable, and modify certain other terms of the prior agreement and plan of amalgamation. The Company would be acquiring these operations to expand its presence in the Southern Asia market. Management currently anticipates that the transaction will close late in the second quarter or in the third quarter of fiscal year 2006, subject to additional due diligence procedures and regulatory approvals. However, there is no assurance that the Company will ultimately consummate the acquisition.

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
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Risk Factors” below, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and repair services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the first quarter of fiscal year 2006, our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Lucent Technologies, Inc., Network Appliance, NEC Corporation, Nokia Corporation, Royal Philips Electronics (“Philips”), Tellabs, Inc., and Valeo S.A. For the first fiscal quarter ended November 30, 2005, we had net revenues of approximately $2.4 billion and net income of approximately $76.9 million.
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
          We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions — the Americas, Europe, and Asia — to reflect how we manage our business. We have also created a separate segment for our service groups, independent of our geographic region segments.
          The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Additionally, over the last three years we have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets.

Summary of Results
          Net revenue for the first quarter of fiscal year 2006 increased approximately 31% to $2.4 billion compared to $1.8 billion for the same period of fiscal year 2005. Our sales levels during the first quarter of fiscal year 2006 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourced model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and repair.
          The following table sets forth, for the three-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30,	November 30,
	2005	2004

Net revenue	$2,404,407	$1,833,375
Gross profit	$195,822	$154,858
Operating income	$88,823	$70,305
Net income	$76,890	$55,915
Basic earnings per share	$0.38	$0.28
Diluted earnings per share	$0.37	$0.27
Key Performance Indicators
          Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	November 30,	August 31,	May 31,	February 28,
	2005	2005	2005	2005

Sales cycle	15 days	17 days	20 days	23 days
Inventory turns	9 turns	9 turns	10 turns	9 turns
Days in accounts receivable	41 days	42 days	42 days	42 days
Days in inventory	38 days	39 days	37 days	39 days
Days in accounts payable	64 days	64 days	59 days	58 days
          The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable improved one day to 41 days during the three months ended November 30, 2005 primarily due to the sale of receivables to an unrelated third party under our accounts receivable securitization program. See Note 10 — “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements for further discussion of this program. Days in inventory decreased one day to 38 days as a result of increased sales levels during our first quarter of fiscal year 2006, while inventory turns remained consistent at nine turns. During the three months ended November 20, 2005, days in accounts payable remained consistent with the prior sequential quarter at 64 days.
Critical Accounting Policies and Estimates
          The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
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
          We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2005 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 — “Segment Information” to the Condensed Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 8 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.
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
Pension and Postretirement Benefits
          We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 11 — “Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.
Income Taxes
          We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 6 — “Income Taxes” to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Stock-Based Compensation
          In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings in the first quarter of fiscal 2006. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 — “Stock-Based Compensation” to the Condensed Consolidated Financial Statements.
Results of Operations
          The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2005	2004

Net revenue	100.0%	100.0%
Cost of revenue	91.9%	91.6%

Gross profit	8.1%	8.4%
Operating expenses:
Selling, general and administrative	3.9%	3.7%
Research and development	0.3%	0.3%
Amortization of intangibles	0.2%	0.6%

Operating income	3.7%	3.8%

Interest income	(0.2)%	(0.1)%
Interest expense	0.3%	0.3%

Income before income taxes	3.6%	3.6%

Income tax expense	0.4%	0.6%

Net income	3.2%	3.0%

          Net Revenue. Our net revenue for the three months ended November 30, 2005 increased 31.1% to $2.4 billion, from $1.8 billion for the three months ended November 30, 2004. The increase for the three months ended November 30, 2005 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 63% increase in the sale of consumer products; a 52% increase in the sale of instrumentation and medical products; a 19% increase in the sale of peripheral products; a 10% increase in the sale of computing and storage products; a 4% increase in the sale of networking products; and a 9% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production and the acquisition of VEM in March 2005. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. These increases were partially offset by a 1% decrease in the sale of telecommunications products.
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

	Three months ended
	November 30,	November 30,
	2005	2004

Automotive	6%	7%
Computing and Storage	10%	12%
Consumer	38%	31%
Instrumentation and Medical	16%	14%
Networking	12%	16%
Peripherals	7%	7%
Telecommunications	7%	9%
Other	4%	4%

Total	100%	100%

          Foreign source revenue represented 83.2% of net revenue for the three months ended November 30, 2005. This is compared to 86.2% of net revenue for the three months ended November 30, 2004. We currently expect our foreign source revenue to remain consistent with current levels.
          Gross Profit. Gross profit decreased to 8.1% of net revenue for the three months ended November 30, 2005, from 8.4% of net revenue for the three months ended November 30, 2004. The percentage decrease for the three months ended November 30, 2005 versus the same period of fiscal year 2004 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. In absolute dollars, gross profit for the three months ended November 30, 2005 increased $41.0 million versus the same period of fiscal 2005 due to the increased revenue base.
          Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2005 increased to $94.5 million (3.9% of net revenue) compared to $68.1 million (3.7% of net revenue) for the three months ended November 30, 2004. The absolute dollar increase and increase as a percentage of net revenue for the three months ended November 30, 2005 were primarily due to the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R and the acquisition of VEM in March 2005.
          Research and Development. Research and development expenses for the three months ended November 30, 2005 increased to $6.6 million (0.3% of net revenue) from $5.9 million (0.3% of net revenue) for the three months ended November 30, 2004. The increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process; and the development of new advanced manufacturing technologies.
          Amortization of Intangibles. We recorded $5.9 million of amortization of intangible assets for the three months ended November 30, 2005 as compared to $10.5 million for the three months ended November 30, 2004. The decrease is attributed to several acquisition-related contractual agreements that were fully amortized prior to the three months ended November 30, 2005. For additional information regarding purchased intangibles, see Note 8 — “Goodwill and Other Intangible Assets” and Note 9 — “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.
          Restructuring and Impairment Charges. There were no restructuring charges incurred during the three months ended November 30, 2005 and 2004. As of November 30, 2005, liabilities related to restructuring activities carried out prior to August 31, 2003 total approximately $3.7 million and are expected to be paid out over the next nine months for lease commitment costs.
          The historical restructuring programs discussed in Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements have allowed us to align our production capacity and shift our geographic footprint to meet current customer requirements. We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. A change in any of these factors could result in additional restructuring and impairment charges in the future.
          Interest Income. Interest income increased to $5.0 million for the three months ended November 30, 2005 from $1.9 million for the three months ended November 30, 2004. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents, and interest income recorded in relation to the note receivable from an unrelated third party. For further discussion of the note receivable, see Note 9 — “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.
          Interest Expense. Interest expense increased to $6.3 million for the three months ended November 30, 2005 from $5.4 million for the three months ended November 30, 2004. The increase was primarily a result of greater interest expense recognized on our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”) due to the termination of our interest rate swap agreement in June 2005. The interest rate swap effectively converted the fixed interest rate of the Senior Notes to a variable rate, which was more favorable than the fixed rate for the three months ended November 30, 2004.
          Income Taxes. Income tax expense reflects an effective tax rate of 12.1% for the three months ended November 30, 2005 as compared to an effective rate of 16.3% for the three months ended November 30, 2004. The decrease is primarily a result of the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.
          In October 2004, the President signed into law the “American Jobs Creation Act of 2004” (“the Act”). The Act creates a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain eligible dividends The deduction is subject to a number of limitations and requirements, including a formal plan for domestic reinvestment of the dividends. In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company may make this election with respect to repatriation of qualifying earnings in fiscal year 2006. We are currently evaluating the effects of the repatriation provision and expect to complete the evaluation no later than the end of the second quarter of fiscal year 2006. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.
Acquisitions and Expansion
          We have made a number of acquisitions that were accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors — We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 9 - “Business Acquisitions and Other Transactions” and Note 12 — “Subsequent Event” to the Condensed Consolidated Financial Statements and Note 12 — “Business

Acquisitions and Other Transactions” to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
          During the fourth quarter of fiscal year 2005, we commenced operations in phase one of our new facility in Szombathely, Hungary, which will support our repair services operations in Europe. We expect to complete the second phase of construction in the second quarter of fiscal year 2006. Also during the fourth quarter of fiscal year 2005, we completed construction of and commenced operations in our new manufacturing facility in Ranjangaon, India. Construction of our new manufacturing facility in Wuxi, China is substantially complete and we commenced operations in this facility late in the first quarter of fiscal year 2006.
Seasonality
          Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.
Liquidity and Capital Resources
          At November 30, 2005, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three months ended
	November 30,	November 30,
	2005	2004

Net cash provided by operating activities	$143,509	$27,862
Net cash used in investing activities	(65,515)	(47,149)
Net cash provided by (used in) financing activities	11,137	(8,091)
Effect of exchange rate changes on cash	(9,582)	25,892

Net increase (decrease) in cash and cash equivalents	$79,549	$(1,486)

          We generated $143.5 million of cash from operating activities for the three months ended November 30, 2005. This consisted primarily of $76.9 million of net income, $48.1 million of non-cash depreciation and amortization charges, and $291.8 million of an increase in accounts payable and accrued expenses, offset by $141.0 million of an increase in accounts receivable and $127.8 million of an increase in inventories. The increase in accounts payable and accrued expenses was due primarily to higher inventory levels and increased emphasis on cash management to match longer customer payment terms in Europe. The increase in accounts receivable was due primarily to the increased revenue base, partially offset by the sale of $75.0 million of receivables to a unrelated third party. Inventory levels increased during the three months ended November 30, 2005, in anticipation of forecasted December demand from consumer-related products.
          Net cash used in investing activities for the three months ended November 30, 2005 was $65.5 million. This consisted primarily of our capital expenditures of $66.8 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India. These expenditures were offset by $1.3 million of proceeds from the sale of property and equipment.
          Net cash provided by financing activities for the three months ended November 30, 2005 was $11.1 million. This resulted primarily from net proceeds received upon the issuance of common stock under option plans and employee stock purchase plans.
          We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at November 30, 2005. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement. In the meantime, the Company may still issue securities under its existing “shelf” registration statement.
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
          During the third quarter of fiscal year 2005, we replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.950% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.00% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants at November 30, 2005. At November 30, 2005, there were no borrowings outstanding on the Unsecured Revolver.
          On December 2, 2005, we renewed our existing 0.6 billion Japanese yen (approximately $5.0 million based on currency exchange rates at November 30, 2005) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the renewed facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. The renewed credit facility expires on December 2, 2006 and any outstanding borrowings are then due and payable. At November 30, 2005, there were no borrowings outstanding under the existing facility.

          During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to up to $250.0 million of net cash proceeds at any one time. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. We were in compliance with the respective covenants at November 30, 2005. The securitization agreements, as amended, expire in February 2006 and may be extended on an annual basis. We currently plan to renew this facility in the second quarter of fiscal year 2006. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.18% per annum of the average purchase limit and program fees of up to 0.18% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of November 30, 2005, we had sold $344.7 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $250.0 million and retained an interest in the receivables of approximately $94.7 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $2.0 million and $0.6 million during the three months ended November 30, 2005 and 2004, respectively.
          During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. During the third quarter of fiscal year 2005, this credit facility was increased to $600.0 thousand. During the first quarter of fiscal year 2006, this credit facility was further increased to $900.0 thousand. However, $800.0 thousand of our availability under the facility has been restricted for specific purposes. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 1.5%. We also pay a commitment fee of 2.0% per annum for any capacity that is restricted but not outstanding under the facility. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At November 30, 2005, there were no borrowings outstanding under this facility.
          During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee (approximately $8.7 million based on currency exchange rates at November 30, 2005) construction loan for an Indian subsidiary with an Indian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable.
          During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At November 30, 2005, proceeds of 18.2 million Euros (approximately $21.4 million based on currency exchange rates at November 30, 2005) had been drawn under the construction loan.
          We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $250.0 million to $350.0 million, principally for machinery and equipment across all segments, and expansion in China and Eastern Europe. If our current efforts to negotiate and close on a modified agreement for the acquisition discussed in Note 9 — “Business Acquisitions and Other Transactions” and Note 12 — “Subsequent Event” to the Consolidated Financial Statements at a reduced purchase price are successful, we also currently anticipate the need for approximately an additional $155.0 million to finance the acquisition.

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
          Our contractual obligations for short and long-term debt arrangements and future minimum lease payments under non-cancelable operating lease arrangements as of November 30, 2005 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Notes payable, long-term debt and long-term lease obligations	$326,173	$1,955	$11,440	$312,778	$—
Operating lease obligations	166,120	37,743	57,015	38,607	32,755

Total contractual cash obligations	$492,293	$39,698	$68,455	$351,385	$32,755

RISK FACTORS
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
          We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or repair services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and repair services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and repair services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business — Customers and Marketing” in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
          We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business — Competition” of our 2005 Annual Report on Form 10-K for the fiscal year ended August 21, 2005.
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
          We derived 83.2% of net revenues from international operations for the three months ended November 30, 2005. This is compared to 86.2% for the three months ended November 30, 2004. We currently expect our revenues from international operations to remain consistent with current levels. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Hong Kong, Huangpu, Panyu, Shanghai, Shenzhen, and Wuxi, China; Coventry, England; Brest and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pune and Ranjangaon, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:
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
          Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities: moving production between facilities, reducing staff levels, realigning our business processes, and reorganizing our management. We continue to evaluate our operations and may need to undertake additional restructuring initiatives in the future. If we incur additional restructuring related charges, our financial condition and results of operations may suffer.

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
          At November 30, 2005, our executive officers, directors and certain of their family members collectively beneficially owned 15.4% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 9.2%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.
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
          Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. In addition, further acquisitions may cause our effective tax rate to increase.

Our credit rating is subject to change.
          Our credit is rated by credit rating agencies. For example, our 5.875% Senior Notes are rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Service (“Moody’s”), and BBB- by Standard and Poor’s Rating Service (“S&P”), which are all considered “investment grade” debt. If in the future our credit rating is downgraded by Moody’s and S&P so that our 5.875% Senior Notes are no longer considered “investment grade” debt, such a downgrade may increase our cost of capital should we borrow under our revolving credit facilities. Additionally, a downgrade of our credit rating with two or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.
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
Our stock price may be volatile.
          Our common stock is traded on the New York Stock Exchange. The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.
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
          As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include an annual report on internal control over financial reporting reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2005. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
          The aggregate notional amount of outstanding contracts at November 30, 2005 was $425.4 million. The fair value of these contracts amounted to a $3.4 million asset recorded in prepaid and other current assets and a $2.6 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than five months, with six months being the maximum term of the contracts outstanding at November 30, 2005. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Swedish krona, and U.S. dollars.
Interest Rate Risk
          A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2005, the outstanding amount in the investment portfolio was $77.5 million, comprised mainly of money market funds with an average return of 3.83%.
          We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver, our 0.6 billion Japanese yen credit facility and our $900.0 thousand Ukrainian credit facility. There were no borrowings outstanding under these revolving credit facilities at November 30, 2005.
          We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were 18.2 million Euros (approximately $21.4 million based on currency exchange rates at November 30, 2005) outstanding under this loan agreement at November 30, 2005.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and – An adverse change in the interest rates for our borrowings could adversely affect our financial condition.”

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls, as described in this Item 4, are effective in timely alerting them to material information required to be included in our periodic SEC reports. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls provide reasonable assurance that the Disclosure Controls, as described in this Item 4, are effective in alerting them timely to material information required to be included in our periodic SEC reports.
Changes in Internal Controls
          The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ended August 31, 2005. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls. Although we received an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2005, our internal control documentation and testing efforts remain ongoing to ensure continued compliance with the Act. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, we did not identify any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts.
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
          None.
Item 3: DEFAULTS UPON SENIOR SECURITIES
          None.
Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
Item 5: OTHER INFORMATION
          None.

Item 6: EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.20	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: January 6, 2006	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President/CEO

Date: January 6, 2006	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.20	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.