Form 10-Q
period 2006-02-28
JABIL CIRCUIT INC
filed 2006-04-07
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 20, 2006, there were 209,486,180 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	February 28, 2006	August 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$918,622	$796,071
Accounts receivable, net of allowance for doubtful accounts of $3,978 at February 28, 2006 and $3,967 at August 31, 2005	1,069,300	955,353
Inventories	990,711	818,435
Prepaid expenses and other current assets	136,723	75,335
Deferred income taxes	37,995	40,741

Total current assets	3,153,351	2,685,935

Property, plant and equipment, net of accumulated depreciation of $777,976 at February 28, 2006 and $714,149 at August 31, 2005	917,313	880,736
Goodwill	380,389	384,239
Intangible assets, net of accumulated amortization of $64,490 at February 28, 2006 and $134,367 at August 31, 2005	59,551	69,062
Deferred income taxes	30,928	24,727
Other assets	11,888	32,563

Total assets	$4,553,420	$4,077,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$3,873	$674
Accounts payable	1,532,401	1,339,866
Accrued expenses	229,237	224,766
Income taxes payable	5,393	2,823

Total current liabilities	1,770,904	1,568,129

Notes payable, long-term debt and long-term lease obligations, less current installments	325,835	326,580
Other liabilities	46,726	47,336

Total liabilities	2,143,465	1,942,045

Stockholders’ equity:
Common stock	209	204
Additional paid-in capital	1,158,971	1,041,884
Retained earnings	1,167,711	1,021,800
Unearned compensation	—	(8,774)
Accumulated other comprehensive income	83,064	80,103

Total stockholders’ equity	2,409,955	2,135,217

Total liabilities and stockholders’ equity	$4,553,420	$4,077,262

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net revenue	$2,314,962	$1,716,006	$4,719,369	$3,549,381
Cost of revenue	2,130,314	1,575,555	4,338,899	3,254,072

Gross profit	184,648	140,451	380,470	295,309
Operating expenses:
Selling, general and administrative	87,063	66,137	181,605	134,226
Research and development	8,577	6,175	15,178	12,094
Amortization of intangibles	5,662	10,365	11,518	20,910

Operating income	83,346	57,774	172,169	128,079
Other expense	2,860	765	4,894	1,387
Interest income	(5,643)	(2,928)	(10,628)	(4,793)
Interest expense	5,279	4,917	9,537	9,681

Income before income taxes	80,850	55,020	168,366	121,804
Income tax expense	11,829	8,973	22,455	19,842

Net income	$69,021	$46,047	$145,911	$101,962

Earnings per share:
Basic	$0.33	$0.23	$0.71	$0.51

Diluted	$0.32	$0.22	$0.69	$0.49

Common shares used in the calculations of earnings per share:
Basic	207,622	201,930	206,152	201,699

Diluted	214,091	206,459	212,313	206,112

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net income	$69,021	$46,047	$145,911	$101,962

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	18,351	14,774	2,961	85,595
Change in fair market value of derivative instruments, net of tax	—	(738)	—	(1,598)

Comprehensive income	$87,372	$60,083	$148,872	$185,959

Accumulated foreign currency translation gains were $93.2 million at February 28, 2006 and $90.2 million at August 31, 2005. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income	$145,911	$101,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,263	109,924
Recognition of deferred grant proceeds	(501)	(599)
Amortization of discount on note receivable	(1,202)	—
Recognition of stock-based compensation	24,289	805
Deferred income taxes	(4,208)	(8,497)
Provision for doubtful accounts	1,022	689
Tax benefit of options exercised	—	3,913
Gain on sale of property	(28)	(648)
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	(112,517)	124,463
Inventories	(164,496)	1,793
Prepaid expenses and other current assets	(37,215)	11,591
Other assets	729	(1,293)
Accounts payable and accrued expenses	197,578	(121,263)
Income taxes payable	2,782	3,960

Net cash provided by operating activities	149,407	226,800

Cash flows from investing activities:
Net cash paid for business acquisitions	(11,347)	(5,187)
Acquisition of property, plant and equipment	(119,578)	(101,137)
Proceeds from sale of property and equipment	2,631	13,088

Net cash used in investing activities	(128,294)	(93,236)

Cash flows from financing activities:
Borrowings under debt agreements	3,365	6,371
Payments toward debt agreements and capital lease obligations	(595)	(22,115)
Net proceeds from issuance of common stock under option and employee purchase plans	94,649	10,702
Tax benefit of options exercised	6,927	—

Net cash provided by/(used in) financing activities	104,346	(5,042)

Effect of exchange rate changes on cash	(2,908)	29,932

Net increase in cash and cash equivalents	122,551	158,454
Cash and cash equivalents at beginning of period	796,071	621,322

Cash and cash equivalents at end of period	$918,622	$779,776

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2005. Operating results for the six-month period ended February 28, 2006 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2006.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	February 28, 2006	August 31, 2005
Raw materials	$703,457	$573,756
Work-in-process	170,832	148,455
Finished goods	116,422	96,224

Total inventories	$990,711	$818,435

Note 3. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Numerator:
Net income	$69,021	$46,047	$145,911	$101,962

Denominator:
Weighted-average common shares outstanding – basic	207,622	201,930	206,152	201,699
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	6,246	4,104	5,969	3,988
Dilutive unvested common shares associated with restricted stock awards	223	425	192	425

Weighted average common shares – diluted	214,091	206,459	212,313	206,112

Earnings per share:
Basic	$0.33	$0.23	$0.71	$0.51

Diluted	$0.32	$0.22	$0.69	$0.49

For the three months and six months ended February 28, 2006, options to purchase 574,413 and 702,993 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). For the three months and six months ended February 28, 2005, options to purchase 5,255,320 and 5,274,749 shares of common stock, respectively, were excluded for the same reason. In accordance with the contingently issuable shares provision of SFAS 128, 714,726 shares of performance-based restricted stock issued in October 2005 were not included in the calculation of earnings per share for the three months and six months ended February 28, 2006, because all the necessary conditions for vesting have not been satisfied as of February 28, 2006. In addition, for the three months and six months ending February 28, 2006, 2,418,214 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable, and therefore, their effect would be anti-dilutive.

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of September 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to August 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s ESPP, granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company will continue to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no significant capitalized stock-based compensation costs at February 28, 2006.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported net income	$69,021	$46,047	$145,911	$101,962
Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects of $2,155 and $82 for the three months ended and $8,078 and $129 for the six months ended	4,998	429	16, 212	677
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $2,155 and $14,063 for the three months ended and $8,078 and $16,193 for the six months ended	(4,998)	(73,833)	(16,212)	(85,011)

Pro forma net income for calculation of diluted earnings per share	$69,021	$(27,357)	$145,911	$17,628

Earnings per share:
Reported earnings per share - basic	$0.33	$0.23	$0.71	$0.51

Pro forma earnings per share - basic	$0.33	$(0.14)	$0.71	$0.09

Reported earnings per share - diluted	$0.32	$0.22	$0.69	$0.49

Pro forma earnings per share - diluted	$0.32	$(0.13)	$0.69	$0.09

As a result of the Company meeting specific performance goals, as defined in certain stock option agreements, the vesting of 600,000 Options was accelerated in the first quarter of fiscal year 2006. The vesting acceleration resulted in the recognition of approximately $7.7 million in compensation expense during the six months ended February 28, 2006 that would have otherwise been recognized in fiscal years 2007 through 2010.

Cash received from Option exercises under all share-based payment arrangements for the six months ended February 28, 2006 and 2005 was $94.6 million and $10.7 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 26,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004 and 7,000,000 shares authorized in January 2006. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.

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

The following table summarizes Option activity from August 31, 2005 through February 28, 2006:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance at August 31, 2005	6,749,767	18,932,105		$20.51	6.80

Options authorized	7,000,000	—
Options expired	—	—
Options granted	(2,459,596)	2,459,596		$29.81
Options cancelled	46,462	(46,462)		$23.36
Restricted stock awards (1)	(1,487,452)	—
Options exercised	—	(4,706,489)		$18.94

Balance at February 28, 2006	9,849,181	16,638,750	$258,759	$22.28	6.88

Exercisable at February 28, 2006	—	13,380,542	$220,014	$21.41	6.41

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant date fair value of Options granted during the six months ended February 28, 2006 and 2005 was $11.86 and $14.76, respectively. The total intrinsic value of Options exercised during the six months ended February 28, 2006 and 2005 was $86.1 million and $8.7 million, respectively.

As of February 28, 2006, there was $32.4 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted average period of 1.96 years. The total fair value of Options vested during the six months ended February 28, 2006 and 2005 was $19.0 million and $129.1 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Six months ended
	February 28, 2006 (Lattice)	February 28, 2005 (Black-Scholes)	February 28, 2006 (Lattice)	February 28, 2005 (Black-Scholes)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.2% to 4.5%	3.6%	3.7% to 4.6%	3.6%
Expected volatility range	23.3% to 68.6%	NA	17.4% to 71.4%	NA
Weighted-average expected volatility	47.1%	71.5%	48.8%	71.5%
Expected life	5 years	5 years	5 years	5 years

b. Stock Purchase and Award Plans

The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of February 28, 2006 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2001.

In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of February 28, 2006, a total of 1,699,852 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were 217,380 and 234,475 shares purchased under the Purchase Plans for the six months ended February 28, 2006 and 2005, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	2.6%	4.4%	2.6%
Weighted-average expected volatility	20.7%	33.0%	20.7%	33.0%
Expected life	0.5 years	0.5 years	0.5 years	0.5 years

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

c. Restricted Stock Awards

In fiscal years 2005 and 2006, the Company granted unvested common stock awards (“restricted stock”) to certain key employees pursuant to the 2002 Stock Incentive Plan. The shares granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. The shares granted in fiscal year 2006 have certain performance conditions, which will be measured on August 31, 2008, that provide a range of vesting possibilities from 0% to 200%.

The restricted stock awards granted in fiscal 2005 were accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and will be recognized in earnings over the period in which the shares vest. The restricted stock awards granted subsequent to August 31, 2005 were accounted for using the measurement and recognition principles of SFAS 123R. Accordingly, the fair value of the awards is measured on the date of grant and recognized over the requisite service period based on the number of shares that would vest if the Company achieves 100% of the performance goal. If it becomes probable, based on the Company’s performance, that more than 100% of the awarded shares will vest, additional compensation cost will need to be recognized. Alternatively, if the performance goals are not met, any recognized compensation cost will be reversed.

The following table summarizes restricted stock activity from August 31, 2005 through February 28, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested balance at August 31, 2005	435,000	$24.21

Changes during the period
Shares granted (1)	1,490,452	$29.80
Shares vested	(6,000)	$26.84
Shares forfeited	(3,000)	$32.49

Nonvested balance at February 28, 2006	1,916,452	$28.54

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of February 28, 2006, there was $26.9 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. Pursuant to SFAS 123R, the $8.8 million of unearned compensation recorded as a reduction to stockholders’ equity as of August 31, 2005 was reversed against the Company’s additional paid-in capital.

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

Net revenues for the three manufacturing operating segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across the manufacturing operating segments. Net revenues for the services operating segment are on a global basis. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, stock-based compensation expense, acquisition-related charges, restructuring and impairment charges, other loss (income), other expense, interest income, interest expense or income taxes. Segment income also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net revenue
Americas	$874,152	$541,542	$1,750,673	$1,128,838
Europe	674,124	613,087	1,443,415	1,319,186
Asia	682,489	486,308	1,343,212	952,450
Other non-reportable operating segment	84,197	75,069	182,069	148,907

	$2,314,962	$1,716,006	$4,719,369	$3,549,381

	2006	2005	2006	2005
Depreciation expense
Americas	$14,932	$14,593	$29,976	$29,974
Europe	12,050	15,527	24,306	27,073
Asia	10,246	10,201	19,569	20,722
Other	6,289	5,521	11,894	11,245

	$43,517	$45,842	$85,745	$89,014

	2006	2005	2006	2005
Segment income and reconciliation of income before income taxes
Americas	$46,800	$29,443	$98,529	$66,968
Europe	38,062	36,940	85,601	88,645
Asia	59,257	37,627	112,039	64,644
Other non-reportable operating segment	(743)	4,175	5,430	8,270

Total segment income	143,376	108,185	301,599	228,527
Reconciling items:
Amortization of intangibles	5,662	10,365	11,518	20,910
Other expense	2,860	765	4,894	1,387
Net interest (income) expense	(364)	1,989	(1,091)	4,888
Other non-allocated charges	54,368	40,046	117,912	79,538

Income before income taxes	$80,850	$55,020	$168,366	$121,804

	2006	2005	2006	2005
Capital expenditures
Americas	$18,750	$8,267	$37,612	$33,245
Europe	11,544	8,047	24,455	21,796
Asia	13,009	15,705	37,126	18,924
Other	9,504	13,334	20,385	27,172

	$52,807	$45,353	$119,578	$101,137

	February 28, 2006	August 31, 2005
Property, plant and equipment, net
Americas	$307,805	$294,456
Europe	187,299	192,060
Asia	265,170	246,978
Other	157,039	147,242

	$917,313	$880,736

Total assets
Americas	$1,534,059	$1,272,155
Europe	1,376,167	1,315,079
Asia	1,252,044	1,116,186
Other	391,150	373,842

	$4,553,420	$4,077,262

Foreign source revenue represented 84.4% and 83.8% of net revenue for the three months and six months ended February 28, 2006, compared to 85.2% and 85.7% for the three months and six months ended February 28, 2005.

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

There were no restructuring charges incurred during the three months and six months ended February 28, 2006 and 2005. The table below sets forth the significant components and activity in the remaining restructuring liability during the three months ended February 28, 2006 (in thousands):

	Balance at November 30, 2005	Cash payments	Balance at February 28, 2006
Lease costs	$3,721	$(1,041)	$2,680

The table below sets forth the significant components and activity in the remaining restructuring liability during the six months ended February 28, 2006 (in thousands):

	Balance at August 31, 2005	Cash payments	Balance at February 28, 2006
Lease costs	$4,924	$(2,244)	$2,680

At February 28, 2006, the remaining liability of $2.7 million for lease commitment costs is expected to be paid within the next six months.

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

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from several immaterial acquisitions consummated during the second quarter of fiscal year 2006. See Note 9 – “Business Acquisitions and Other Transactions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at February 28, 2006 and August 31, 2005 (in thousands):

February 28, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$123,241	$(63,883)	$59,358
Patents	800	(607)	193

Total	$124,041	$(64,490)	$59,551

August 31, 2005	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$202,629	$(133,800)	$68,829
Patents	800	(567)	233

Total	$203,429	$(134,367)	$69,062

Intangible asset amortization for the three months and six months ended February 28, 2006 was approximately $5.7 million and $11.5 million, respectively. Intangible asset amortization for the three months and six months ended February 28, 2005 was approximately $10.4 million and $20.9 million, respectively. The decrease in the gross carrying amount and accumulated amortization at February 28, 2006 was due to the write-off of certain fully amortized intangible assets.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2006 (remaining six months)	$10,686
2007	12,380
2008	7,771
2009	4,438
2010	4,429
Thereafter	19,847

Total	$59,551

The following table presents the changes in goodwill allocated to the reportable segments during the six months ended February 28, 2006 (in thousands):

Reportable Segment	Balance at August 31, 2005	Acquisitions and purchase accounting adjustments	Foreign currency impact	Balance at February 28, 2006
Americas	$119,317	$(728)	$1,850	$120,439
Europe	175,295	(1,865)	(3,211)	170,219
Asia	65,100	—	(705)	64,395
Other non-reportable segment	24,527	909	(100)	25,336

Total	$384,239	$(1,684)	$(2,166)	$380,389

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

On March 11, 2005, the Company purchased the operations of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. VEM derives its revenues primarily from customers in the aerospace, communications, and instrumentation and medical industry sectors. The Company acquired the VEM operations in an effort to enhance customer and industry sector diversification by adding additional competencies in targeted industry sectors. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $202.2 million in cash. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $44.1 million and goodwill of $79.2 million. The purchased intangible assets (other than goodwill) are being amortized over a period of ten years.

During the three months ended February 28, 2006, the Company made several immaterial business acquisitions, which were accounted for under the purchase method of accounting. Total consideration paid for these business acquisitions was approximately $11.8 million. Based on management’s preliminary valuation, the combined purchase price of the acquisitions resulted in goodwill of approximately $2.6 million. Third-party valuations of the acquired operations are in process and are expected to be completed no later than the first quarter of fiscal year 2007.

Pro-forma results of operations, in respect to the acquisitions described above, have not been presented because the effect of these acquisitions was not material on either an individual or an aggregate basis.

b. Other Transactions

During the third quarter of fiscal year 2005, the Company entered into several related agreements with Celetronix International, Ltd. (“Celetronix”). The agreements included, but were not limited to, a loan agreement and an agreement and plan of amalgamation (“Original Agreement”). Under the terms of the loan agreement, the Company agreed, subject to various conditions, to loan Celetronix a maximum amount of $25.0 million, of which $15.0 million was disbursed upon execution of the agreements. The remaining $10.0 million principal under the loan agreement was transferred to an escrow agent to be disbursed to Celetronix only upon satisfaction of various requirements as defined in the related escrow agreement. These requirements were satisfied during the fourth quarter of fiscal year 2005 and the remaining $10.0 million principal was disbursed to Celetronix. The loan, which is evidenced by a promissory note, bears interest at a stated rate of 2.5% per annum from the disbursement date. The principal is due and payable in a single payment on November 1, 2006 and interest is payable annually in arrears on November 1 of each year.

The related Original Agreement granted the Company an option to acquire all of the outstanding stock of Celetronix through amalgamation with a newly-formed subsidiary of the Company (“the purchase option”). The purchase option, which was granted upon execution of the loan agreement for no additional consideration, allowed the Company to demand the amalgamation at any time prior to a specific date. The Original Agreement also dictated the initial and contingent purchase consideration payable by the Company upon exercise of the purchase option. Based on the terms of the Original Agreement, the purchase option was to expire on November 1, 2005, subject to certain potential limited extensions. Prior to November 1, 2005, the Company began negotiations toward a potential amendment to the Original Agreement to reduce the minimum purchase price and modify certain other terms of the agreement. A first amendment to the Original Agreement extended the expiration date of the purchase option to November 15, 2005. A second amendment to the Original Agreement further extended the expiration date of the purchase option to December 2, 2005. Subsequent to November 30, 2005, the December 2, 2005 expiration date set forth in the Original Agreement occurred. The Company and Celetronix continued negotiations on the potential transaction and signed a third amendment to the Original Agreement that extended the purchase option expiration date to January 13, 2006.

On January 11, 2006, the Company and Celetronix entered into a new agreement and plan of amalgamation (“Revised Agreement”) to supersede the Original Agreement, as amended. The Revised Agreement is similar to the Original Agreement; however, it reflects a reduced purchase price, eliminates the potential contingent consideration payable, and modifies certain other terms of the Original Agreement. Based on the terms of the Revised Agreement, the amalgamation will occur when certain conditions are satisfied. The Company intends to acquire these operations to expand its presence in India. Management currently anticipates that the transaction will close in the first half of the third quarter of fiscal year 2006, subject to additional due diligence procedures, approval by the shareholders of Celetronix and regulatory approvals. However, there is no assurance that the Company will ultimately consummate the acquisition.

At February 28, 2006, $23.6 million is recorded in current assets related to the note receivable and $3.8 million is recorded in current assets related to the purchase option. The amounts recorded for the assets reflect their respective fair values, which are based on the results of a third-party valuation.

Note 10. Accounts Receivable Securitization

In February 2004, the Company entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The Company was in compliance with the respective covenants at February 28, 2006. The securitization agreement, as amended, expires in February 2007 and may be extended on an annual basis.

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

At February 28, 2006, the Company had sold $328.6 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $246.5 million and retained an interest in the receivables of approximately $82.1 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $2.9 million and $4.9 million during the three months and six months ended February 28, 2006, respectively, and approximately $0.8 million and $1.4 million during the three months and six months ended February 28, 2005, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

Note 11. Pension and Other Postretirement Benefits

During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi Communications plc (“Marconi”). The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan, which is closed to new participants, provides benefits based on average employee earnings over a three-year service period preceding retirement. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist of equity and debt securities as detailed below.

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

The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the three-month period indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Service cost	$421	$355	$847	$696
Interest cost	1,144	1,236	2,298	2,421
Expected long-term return on plan assets	(971)	(1,145)	(1,951)	(2,242)
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial (gain)/loss	133	22	267	43

Net periodic benefit cost	$727	$468	$1,461	$918

For the six months ended February 28, 2006, the Company has made contributions of approximately $0.3 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2006 contributions to approximate $0.5 million to $0.8 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the three-month period indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Service cost	$80	$34	$158	$67
Interest cost	20	15	40	28
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial (gain)/loss	(1)	—	(1)	—

Net periodic benefit cost	$99	$49	$197	$95

Note 12. Subsequent Event

On March 31, 2006 the Company consummated the acquisition of Celetronix pursuant to the Revised Agreement discussed in Note 9(b) - “Business Acquisitions and Other Transactions.” Celetronix derives its revenues primarily from customers in the consumer and peripherals industry sectors. The Company acquired the Celetronix operations, excluding the memory business, in an effort to expand its presence in India and enhance customer and industry sector diversification by adding additional competencies in these industry sectors. The acquisition was accounted for under the purchase method of accounting. The purchase accounting for the transaction included approximately $150.0 million in cash paid at closing; the $3.8 million purchase option and the $23.6 million related to the note receivable owed from Celetronix that were recorded in the Company’s current assets at February 28, 2006; all outstanding accounts receivable owed from Celetronix to the Company as of the acquisition date; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and repair services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the six months ended February 28, 2006, our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Lucent Technologies, Inc., Network Appliance, NEC Corporation, Nokia Corporation, Royal Philips Electronics (“Philips”), Tellabs, Inc., and Valeo S.A.

We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Our business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct order fulfillment and configure to order; and

•	repair and warranty.

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions – the Americas, Europe, and Asia – to reflect how we manage our business. We have also created a separate segment for our service groups, independent of our geographic region segments.

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

Summary of Results

Net revenue for the second quarter of fiscal year 2006 increased approximately 34.9% to $2.3 billion compared to $1.7 billion for the same period of fiscal year 2005. Our sales levels during the second quarter of fiscal year 2006 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourced model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and repair.

The following table sets forth, for the three-month and six-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net revenue	$2,314,962	$1,716,006	$4,719,369	$3,549,381
Gross profit	$184,648	$140,451	$380,470	$295,309
Operating income	$83,346	$57,774	$172,169	$128,079
Net income	$69,021	$46,047	$145,911	$101,962
Basic earnings per share	$0.33	$0.23	$0.71	$0.51
Diluted earnings per share	$0.32	$0.22	$0.69	$0.49

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 28, 2006	November 30, 2005	August 31, 2005	May 31, 2005
Sales cycle	19 days	15 days	17 days	20 days
Inventory turns	9 turns	9 turns	9 turns	10 turns
Days in accounts receivable	42 days	41 days	42 days	42 days
Days in inventory	42 days	38 days	39 days	37 days
Days in accounts payable	65 days	64 days	64 days	59 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2006, days in accounts receivable increased one day to 42 days as a result of the timing of sales during the quarter and there being fewer cash collection days in the month of February. Days in inventory increased 4 days to 42 days in anticipation of forecasted March demand, while inventory turns remained consistent at nine turns. During the three months ended February 28, 2006, days in accounts payable increased one day to 65 days as a result of timing of purchases during the quarter.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 6 – “Income Taxes” to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

Stock-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.0%	91.8%	91.9%	91.7%

Gross profit	8.0%	8.2%	8.1%	8.3%
Operating expenses:
Selling, general and administrative	3.8%	3.9%	3.9%	3.8%
Research and development	0.4%	0.4%	0.3%	0.3%
Amortization of intangibles	0.2%	0.6%	0.2%	0.6%

Operating income	3.6%	3.3%	3.7%	3.6%

Other expense	0.1%	0.0%	0.1%	0.0%
Interest income	(0.2)%	(0.2)%	(0.2)%	(0.1)%
Interest expense	0.2%	0.3%	0.2%	0.3%

Income before income taxes	3.5%	3.2%	3.6%	3.4%

Income tax expense	0.5%	0.5%	0.5%	0.5%

Net income	3.0%	2.7%	3.1%	2.9%

Net Revenue. Our net revenue for the three months ended February 28, 2006 increased 34.9% to $2.3 billion, from $1.7 billion for the three months ended February 28, 2005. The increase for the three months ended February 28, 2006 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include an 86% increase in the sale of consumer products; a 57% increase in the sale of instrumentation and medical products; a 36% increase in the sale of peripheral products; a 17% increase in the sale of computing and storage products; and a 5% increase in the sale of telecommunications products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production and the acquisition of VEM in March 2005. These increases were partially offset by a 7% decrease in the sale of automotive products and a 1% decrease in the sale of networking products.

Our net revenue for the six months ended February 28, 2006 increased 33.0% to $4.7 billion, from $3.5 billion for the six months ended February 28, 2005. The increase for the six months ended February 28, 2006 from the same period of the previous fiscal year was due to increased sales levels across all industry sectors. Specific increases include a 73% increase in the sale of consumer products; a 54% increase in the sale of instrumentation and medical products; a 28% increase in the sale of peripheral products; a 14% increase in the sale of computing and storage products; a 1% increase in the sale of networking products; a 2% increase in the sale of telecommunications products; and a 1% increase in the sale of automotive products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production and the acquisition of VEM in March 2005.

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

	Three months ended		Six months ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Automotive	6%	8%	6%	7%
Computing and Storage	12%	14%	11%	13%
Consumer	34%	25%	36%	28%
Instrumentation and Medical	17%	15%	16%	14%
Networking	12%	17%	12%	16%
Peripherals	8%	8%	7%	8%
Telecommunications	7%	9%	7%	9%
Other	4%	4%	5%	5%

Total	100%	100%	100%	100%

Foreign source revenue represented 84.4% and 83.8% of net revenue for the three months and six months ended February 28, 2006, respectively. This is compared to 85.2% and 85.7% of net revenue for the three months and six months ended February 28, 2005, respectively. We currently expect our foreign source revenue to remain consistent with current levels.

Gross Profit. Gross profit decreased to 8.0% of net revenue for the three months ended February 28, 2006, from 8.2% of net revenue for the three months ended February 28, 2005. The percentage decrease for the three months ended February 28, 2006 versus the same period of fiscal year 2005 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. In absolute dollars, gross profit for the three months ended February 28, 2006 increased $44.2 million versus the same period of fiscal 2005 due to the increased revenue base. Gross profit decreased to 8.1% of net revenue for the six months ended February 28, 2006, from 8.3% of net revenue for the six months ended February 28, 2005. In absolute dollars, gross profit for the six months ended February 28, 2006 increased $85.2 million versus the six months ended February 28, 2005 due to the increased revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the three months and six months ended February 28, 2006 increased to $87.1 million (3.8% of net revenue) and $181.6 million (3.9% of net revenue), respectively, compared to $66.1 million (3.9% of net revenue) and $134.2 million (3.8% of net revenue) for the three months and six months ended February 28, 2005, respectively. The absolute dollar increase for the three and six months ended February 28, 2006 was primarily due to the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R and the acquisition of VEM in March 2005.

Research and Development. Research and development expenses for the three months and six months ended February 28, 2006 increased to $8.6 million (0.4% of net revenue) and $15.2 million (0.3% of net revenue), respectively, from $6.2 million (0.4% of net revenue) and $12.1 million (0.3% of net revenue) for the three months and six months ended February 28, 2005, respectively. The absolute dollar increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $5.7 million and $11.5 million of amortization of intangible assets for the three months and six months ended February 28, 2006, respectively, as compared to $10.4 million and $20.9 million for the three months and six months ended February 28, 2005, respectively. The decrease is attributed to several acquisition-related contractual agreements that were fully amortized prior to the six months ended February 28, 2006. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. There were no restructuring charges incurred during the six months ended February 28, 2006 and 2005. As of February 28, 2006, liabilities related to restructuring activities carried out prior to August 31, 2003 total approximately $2.7 million and are expected to be paid out over the next six months for lease commitment costs.

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

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $2.9 million and $4.9 million for the three months and six months ended February 28, 2006, respectively, which is compared to other expense of $0.8 million and $1.4 million for the three months and six months ended February 28, 2005, respectively. This increase in other expense was due to an increase in the amount of receivables sold under the program during the three months and six months ended February 28, 2006. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income increased to $5.6 million and $10.6 million for the three months and six months ended February 28, 2006, respectively, from $2.9 million and $4.8 million for the three months and six months ended February 28, 2005, respectively. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents, and interest income recorded in relation to the note receivable from an unrelated third party. For further discussion of the note receivable, see Note 9 – “Business Acquisitions and Other Transactions” to the Condensed Consolidated Financial Statements.

Interest Expense. Interest expense increased to $5.3 million for the three months ended February 28, 2006 from $4.9 million for the three months ended February 28, 2005. The increase for the three months ended February 28, 2006 was primarily a result of greater interest expense recognized on our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”) due to the termination of our interest rate swap agreement in June 2005. The interest rate swap effectively converted the fixed interest rate of the Senior Notes to a variable rate, which was more favorable than the fixed rate for the three months ended February 28, 2006. Interest expense decreased to $9.5 million for the six months ended February 28, 2006 from $9.7 million for the six months ended February 28, 2005. The decrease was primarily a result of interest capitalized during the six months ended February 28, 2006 related to construction in China, offset by higher interest on the Senior Notes due to the termination of the interest rate swap agreement as discussed above.

Income Taxes. Income tax expense reflects an effective tax rate of 14.6% and 13.3% for the three months and six months ended February 28, 2006, respectively, as compared to an effective rate of 16.3% for both the three months and six months ended February 28, 2005. The decrease is primarily a result of the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

In October 2004, the President signed into law the “American Jobs Creation Act of 2004” (“the Act”). The Act creates a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain eligible dividends The deduction is subject to a number of limitations and requirements, including a formal plan for domestic reinvestment of the dividends. In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We are currently evaluating the effects of the repatriation provision and have until August 31, 2006 to complete the analysis. The Company is not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. At this time, the range of earnings that may be repatriated and the potential range of income tax effects of such repatriation cannot be reasonably estimated.

Acquisitions and Expansion

We have made a number of acquisitions that were accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors – We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 9 – “Business Acquisitions and Other Transactions” and Note 12 – “Subsequent Event” to the Condensed Consolidated Financial Statements and Note 12 – “Business Acquisitions and Other Transactions” to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

During the fourth quarter of fiscal year 2005, we commenced operations in phase one of our new facility in Szombathely, Hungary, which will support our repair services operations in Europe. We expect to complete the second phase of construction in the fourth quarter of fiscal year 2006. We have substantially completed and commenced operations in our new manufacturing facilities in Ranjangaon, India and Wuxi, China, and we will continue to invest in these facilities as production ramps through the remainder of fiscal year 2006 and into early fiscal year 2007.

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Liquidity and Capital Resources

At February 28, 2006, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six months ended
	February 28, 2006	February 28, 2005
Net cash provided by operating activities	$149,407	$226,800
Net cash used in investing activities	(128,294)	(93,236)
Net cash provided by (used in) financing activities	104,346	(5,042)
Effect of exchange rate changes on cash	(2,908)	29,932

Net increase in cash and cash equivalents	$122,551	$158,454

We generated $149.4 million of cash from operating activities for the six months ended February 28, 2006. This consisted primarily of $145.9 million of net income, $97.3 million of non-cash depreciation and amortization charges, $197.6 million of an increase in accounts payable and accrued expenses, and $24.3 million of non-cash stock-based compensation expense, offset by $112.5 million of an increase in accounts receivable, $164.5 million of an increase in inventories and $37.2 million of an increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was due primarily to higher inventory levels and increased emphasis on cash management to match longer customer payment terms in Europe. The increase in accounts receivable was due primarily to the increased revenue base, partially offset by the sale of an incremental $75.0 million of receivables under our securitization program. Inventory levels increased during the three months ended February 28, 2006, in anticipation of forecasted March demand.

Net cash used in investing activities for the six months ended February 28, 2006 was $128.3 million. This consisted primarily of our capital expenditures of $119.6 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and $11.3 million for several immaterial business acquisitions. These expenditures were offset by $2.6 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for the six months ended February 28, 2006 was $104.3 million. This resulted primarily from net proceeds received upon the issuance of common stock under option plans and employee stock purchase plans and the tax benefit of options exercised.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at February 28, 2006. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement. In the meantime, the Company may still issue securities under its existing “shelf” registration statement.

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

During the third quarter of fiscal year 2005, we replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.950% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.00% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants at February 28, 2006. At February 28, 2006, there were no borrowings outstanding on the Unsecured Revolver. On March 30, 2006, we borrowed $40.0 million against the Unsecured Revolver to partially fund the acquisition of Celetronix International, Ltd. on March 31, 2006. Management currently expects to repay this borrowing in full during the third quarter of fiscal year 2006 from cash provided by operations.

On December 2, 2005, we renewed our existing 0.6 billion Japanese yen (approximately $5.2 million based on currency exchange rates at February 28, 2006) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the renewed facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. The renewed credit facility expires on December 2, 2006 and any outstanding borrowings are then due and payable. At February 28, 2006, there were no borrowings outstanding under the existing facility.

During the second quarter of fiscal year 2004, we entered into an asset backed securitization program with a bank, which originally provided for net cash proceeds at any one time of up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to up to $145.0 million of net cash proceeds at any one time. The program was increased to up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. We were in compliance with the respective covenants at February 28, 2006. The securitization agreements, as amended, expire in February 2007 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.18% per annum of the average purchase limit and program fees of up to 0.18% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of February 28, 2006, we had sold $328.6 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $246.5 million and retained an interest in the receivables of approximately $82.1 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $2.9 million and $4.9 million during the three months and six months ended February 28, 2006, respectively, and approximately $0.8 million and $1.4 million during the three months and six months ended February 28, 2005, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. During the third quarter of fiscal year 2005, this credit facility was increased to $600.0 thousand. During the first quarter of fiscal year 2006, this credit facility was further increased to $900.0 thousand. However, $800.0 thousand of our availability under the facility has been restricted for specific purposes. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 1.5%. We also pay a commitment fee of 2.0% per annum for any capacity that is restricted but not outstanding under the facility. The credit facility expires on June 9, 2006 and any outstanding borrowings are then due and payable. At February 28, 2006, there were no borrowings outstanding under this facility.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.0 million based on currency exchange rates at February 28, 2006.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At February 28, 2006, proceeds of 20.4 million Euros (approximately $24.3 million based on currency exchange rates at February 28, 2006) had been drawn under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 75.0 million Indian rupee credit facility for an Indian subsidiary with an Indian bank. Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At February 28, 2006, borrowings of 10.0 million Indian rupees (approximately $0.2 million based on currency exchange rates at February 28, 2006) were outstanding under this facility and incurring interest at a fixed rate of 8.05%.

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $300.0 million, principally for machinery and equipment across all segments, and expansion in China and Eastern Europe. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

Our contractual obligations for short and long-term debt arrangements and future minimum lease payments under non-cancelable operating lease arrangements as of February 28, 2006 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations

Notes payable, long-term debt and long-term lease obligations	$329,708	$3,873	$12,980	$312,855	$—
Future interest on notes payable and long-term debt	87,117	19,207	38,414	29,497	—
Operating lease obligations	207,192	49,219	72,379	42,682	42,912

Total contractual cash obligations	$624,017	$72,299	$123,773	$385,034	$42,912

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

We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our revenues and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or repair services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and repair services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and repair services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business - Customers and Marketing” in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We depend on industries that utilize electronics components, which continually produce technologically advanced products with short life cycles; our inability to continually manufacture such products on a cost-effective basis would harm our business.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers.

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business—Competition” of our 2005 Annual Report on Form 10-K for the fiscal year ended August 21, 2005.

Increased competition may result in decreased demand or prices for our services.

Because our industry is highly competitive, we compete against numerous domestic and foreign electronic manufacturing services and design providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, systems, R&D, sales and marketing resources than we do. Consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

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

We derived 84.4% and 83.8% of net revenues from international operations for the three months and six months ended February 28, 2006, respectively. This is compared to 85.2% and 85.7% for the three months and six months ended February 28, 2005, respectively. We currently expect our revenues from international operations to remain consistent with current levels. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Hong Kong, Huangpu, Panyu, Shanghai, Shenzhen, and Wuxi, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Szombathely and Tiszaujvaros, Hungary; Pune and Ranjangaon, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-US counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services, as defects in medical devices, automotive components, and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

At February 28, 2006, our executive officers, directors and certain of their family members collectively beneficially owned 13.9% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 8.4%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows.

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

The aggregate notional amount of outstanding contracts at February 28, 2006 was $372.2 million. The fair value of these contracts amounted to a $3.3 million asset recorded in prepaid and other current assets and a $0.7 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than five months, with six months being the maximum term of the contracts outstanding at February 28, 2006. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Swedish krona, Singapore dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2006, the outstanding amount in the investment portfolio was $133.2 million, comprised mainly of money market funds with an average return of 4.0%.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver, our 0.6 billion Japanese yen credit facility and our $900.0 thousand Ukrainian credit facility. There were no borrowings outstanding under these revolving credit facilities at February 28, 2006.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There was 20.4 million Euro (approximately $24.3 million based on currency exchange rates at February 28, 2006) outstanding under this loan agreement at February 28, 2006.

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

Item 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, the design and operation of our Disclosure Controls, as described in this Item 4, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

January 19, 2006 was the date established for Jabil’s annual meeting of stockholders. Set forth below are the voting results for the proposals presented for a stockholder vote at such meeting.

1. To elect the full Board of Directors.

	Number of Shares
	For	Withheld
Laurence S. Grafstein	183,275,162	6,494,906
Mel S. Lavitt	180,823,102	8,946,966
Timothy L. Main	180,472,338	9,297,730
William D. Morean	177,460,548	12,309,520
Lawrence J. Murphy	180,324,907	9,445,161
Frank A. Newman	152,073,217	37,696,851
Steven A. Raymund	186,400,668	3,369,400
Thomas A. Sansone	180,485,407	9,284,661
Kathleen A. Walters	187,592,289	2,177,779

2. To approve amendments to the Jabil Circuit, Inc. 2002 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
95,070,481	73,175,978	1,026,671	20,496,938

3. To approve the Jabil Circuit, Inc. Annual Incentive Plan.

For	Against	Abstain	Broker Non-Votes
179,611,026	9,166,518	992,524	—

4. To approve amendments to the Jabil Circuit, Inc. 2002 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Votes
164,841,216	3,471,674	960,240	20,496,938

5. To ratify the selection of KPMG LLP as independent auditors for the Company.

For	Against	Abstain	Broker Non-Votes
176,296,795	10,384,597	3,088,676	—

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.6.5	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement

10.20(5)	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.21	—	Amendment No. 5 to Receivables Purchase Agreement dated as of February 21, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.22	—	Amendment No. 1 to Receivables Sale Agreement dated as of February 21, 2006 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date: April 6, 2006	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President/CEO

Date: April 6, 2006	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.6.5	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement

10.21	—	Amendment No. 5 to Receivables Purchase Agreement dated as of February 21, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.22	—	Amendment No. 1 to Receivables Sale Agreement dated as of February 21, 2006 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.