Form 10-Q
period 2006-05-31
JABIL CIRCUIT INC
filed 2006-07-10
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

As of June 26, 2006, there were 212,288,025 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	May 31, 2006	August 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$854,879	$796,071
Accounts receivable, net of allowance for doubtful accounts of $4,424 at May 31, 2006 and $3,967 at August 31, 2005	1,139,332	955,353
Inventories	1,229,704	818,435
Prepaid expenses and other current assets	102,443	75,335
Deferred income taxes	41,216	40,741

Total current assets	3,367,574	2,685,935

Property, plant and equipment, net of accumulated depreciation of $807,499 at May 31, 2006 and $714,149 at August 31, 2005	963,265	880,736
Goodwill	507,425	384,239
Intangible assets, net of accumulated amortization of $71,763 at May 31, 2006 and $134,367 at August 31, 2005	140,795	69,062
Deferred income taxes	52,898	24,727
Other assets	11,638	32,563

Total assets	$5,043,595	$4,077,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$25,149	$674
Accounts payable	1,790,879	1,339,866
Accrued expenses	293,563	224,766
Income taxes payable	7,337	2,823
Deferred income taxes	975	—

Total current liabilities	2,117,903	1,568,129

Notes payable, long-term debt and long-term lease obligations, less current installments	331,067	326,580
Deferred income taxes	8,892	—
Other liabilities	51,468	47,336

Total liabilities	2,509,330	1,942,045

Stockholders’ equity:
Common stock	211	204
Additional paid-in capital	1,202,446	1,041,884
Retained earnings	1,217,082	1,021,800
Unearned compensation	—	(8,774)
Accumulated other comprehensive income	114,526	80,103

Total stockholders’ equity	2,534,265	2,135,217

Total liabilities and stockholders’ equity	$5,043,595	$4,077,262

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net revenue	$2,592,464	$1,938,415	$7,311,833	$5,487,796
Cost of revenue	2,404,821	1,776,333	6,743,720	5,030,404

Gross profit	187,643	162,082	568,113	457,392
Operating expenses:
Selling, general and administrative	93,536	71,688	275,141	205,914
Research and development	9,578	5,667	24,756	17,761
Amortization of intangibles	7,273	11,491	18,791	32,402

Operating income	77,256	73,236	249,425	201,315
Other expense	3,505	1,116	8,399	2,503
Interest income	(4,977)	(4,214)	(15,605)	(9,007)
Interest expense	5,818	5,856	15,355	15,537

Income before income taxes	72,910	70,478	241,276	192,282
Income tax expense	8,684	11,125	31,139	30,967

Net income	$64,226	$59,353	$210,137	$161,315

Earnings per share:
Basic	$0.31	$0.29	$1.01	$0.80

Diluted	$0.30	$0.29	$0.99	$0.78

Common shares used in the calculations of earnings per share:
Basic	210,441	202,666	207,598	202,021

Diluted	215,808	207,736	213,299	206,643

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net income	$64,226	$59,353	$210,137	$161,315

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	31,462	(46,937)	34,423	38,658
Change in fair market value of derivative instruments, net of tax	—	659	—	(939)

Comprehensive income	$95,688	$13,075	$244,560	$199,034

Accumulated foreign currency translation gains were $124.6 million at May 31, 2006 and $90.2 million at August 31, 2005. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net income	$210,137	$161,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,793	167,965
Recognition of deferred grant proceeds	(504)	(899)
Amortization of discount on note receivable	(1,402)	(480)
Recognition of stock-based compensation	33,137	1,316
Deferred income taxes	(16,200)	6,172
Provision for doubtful accounts	1,619	387
Tax benefit of options exercised	75	3,913
(Gain)/loss on sale of property	(2,333)	2,053
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	(155,350)	25,265
Inventories	(354,807)	(29,101)
Prepaid expenses and other current assets	(19,675)	18,642
Other assets	(1,112)	(694)
Accounts payable and accrued expenses	424,789	65,720
Income taxes payable	4,030	(4,190)

Net cash provided by operating activities	270,197	417,384

Cash flows from investing activities:
Net cash paid for business and intangible asset acquisitions	(162,836)	(212,314)
Cash disbursements for notes receivable	—	(16,356)
Cash held in escrow	—	(10,000)
Cash disbursements for purchase option	—	(3,809)
Acquisition of property, plant and equipment	(184,599)	(164,073)
Proceeds from sale of property and equipment	9,760	13,687

Net cash used in investing activities	(337,675)	(392,865)

Cash flows from financing activities:
Borrowings under debt agreements	81,148	103,993
Payments toward debt agreements and capital lease obligations	(108,299)	(102,276)
Net proceeds from issuance of common stock under option and employee purchase plans	123,705	22,492
Tax benefit of options exercised	12,425	—

Net cash provided by financing activities	108,979	24,209

Effect of exchange rate changes on cash	17,307	10,992

Net increase in cash and cash equivalents	58,808	59,720
Cash and cash equivalents at beginning of period	796,071	621,322

Cash and cash equivalents at end of period	$854,879	$681,042

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2005. Operating results for the nine-month period ended May 31, 2006 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2006.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	May 31, 2006	August 31, 2005
Raw materials	$897,674	$573,756
Work-in-process	180,327	148,455
Finished goods	151,703	96,224

Total inventories	$1,229,704	$818,435

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Numerator:
Net income	$64,226	$59,353	$210,137	$161,315

Denominator:
Weighted-average common shares outstanding – basic	210,441	202,666	207,598	202,021
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	5,107	4,645	5,485	4,197
Dilutive unvested common shares associated with restricted stock awards	260	425	216	425

Weighted-average common shares – diluted	215,808	207,736	213,299	206,643

Earnings per share:
Basic	$0.31	$0.29	$1.01	$0.80

Diluted	$0.30	$0.29	$0.99	$0.78

For the three months and nine months ended May 31, 2006, options to purchase 561,015 and 616,319 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). For the three months and nine months ended May 31, 2005, options to purchase 656,957 and 5,233,269 shares of common stock, respectively, were excluded for the same reason. In accordance with the contingently issuable shares provision of SFAS 128, 769,726 shares of performance-based, unvested common stock awards (“restricted stock’) granted in fiscal year 2006 were not included in the calculation of earnings per share for the three months and nine months ended May 31, 2006, because all the necessary conditions for vesting have not been satisfied as of May 31, 2006. In addition, for the three months and nine months ending May 31, 2006, 2,532,214 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable, and therefore, their effect would be anti-dilutive.

b. Dividends

On May 4, 2006, the Company’s Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share. The cash dividend, totaling approximately $14.9 million, was paid on June 1, 2006 to stockholders of record on May 15, 2006.

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

Under APB 25, no compensation expense was recorded in earnings for the Company’s stock options and awards granted under the Company’s employee stock purchase plan (“ESPP”). The pro forma effects on net income and earnings per share for stock options and ESPP awards were instead disclosed in a footnote to the financial statements. Compensation expense was recorded in earnings for restricted stock awards. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

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

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s ESPP, granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company will continue to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no significant capitalized stock-based compensation costs at May 31, 2006.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported net income	$64,226	$59,353	$210,137	$161,315
Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects of $856 and $82 for the three months ended and $8,934 and $211 for the nine months ended	7,992	429	24,203	1,105
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $856 and $767 for the three months ended and $8,934 and $23,927 for the nine months ended	(7,992)	(4,026)	(24,203)	(125,619)

Pro forma net income for calculation of diluted earnings per share	$64,226	$55,756	$210,137	$36,801

Earnings per share:
Reported earnings per share - basic	$0.31	$0.29	$1.01	$0.80

Pro forma earnings per share - basic	$0.31	$0.28	$1.01	$0.18

Reported earnings per share - diluted	$0.30	$0.29	$0.99	$0.78

Pro forma earnings per share - diluted	$0.30	$0.27	$0.99	$0.18

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

Cash received from Option exercises under all share-based payment arrangements for the nine months ended May 31, 2006 and 2005 was $123.7 million and $22.5 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

On January 28, 2005, in response to the issuance of SFAS 123R, the Company’s Compensation Committee of the Board of Directors approved accelerating the vesting of most out-of-the-money, unvested stock options held by current employees, including executive officers and directors. An option was considered out-of-the-money if the stated option exercise price was greater than the closing price of the Company’s common stock on the day before the Compensation Committee approved the acceleration, or $23.31. Unvested options to purchase approximately 7.3 million shares became exercisable as a result of the vesting acceleration. The Compensation Committee did not approve the accelerated vesting of out-of-the-money unvested performance accelerated vesting options held by certain officers of the Company as it believed that, notwithstanding the potential additional compensation expense that could be avoided by accelerating such options, the existing stated financial performance criteria should be met before any of such options are accelerated. The accelerated vesting was effective as of January 28, 2005. However, holders of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended) to purchase 186,964 shares of common stock had the opportunity to decline the accelerated vesting in order to prevent changing the status of the incentive stock option for federal income tax purposes to a non-qualified stock option; holders of options to purchase 16,173 shares elected to decline the accelerated vesting. Additionally, holders of certain tax-qualified stock options issued to certain foreign employees to purchase 101,440 shares of common stock had the opportunity to decline the accelerated vesting in order to prevent the restriction of the availability of favorable tax treatment under applicable foreign law; holders of options to purchase 42,400 shares elected to decline the accelerated vesting.

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. The maximum future compensation expense that was avoided upon adoption of SFAS 123R was approximately $96.0 million, of which approximately $22.7 million was related to options held by executive officers and directors of the Company. The vesting acceleration did not result in the recognition of compensation expense in net income for the fiscal year ended August 31, 2005.

As described in Note 6 – “Commitments and Contingencies,” the Company is involved in shareholder derivative actions and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, a Special Committee of the Company’s Board of Directors has been appointed to review the allegations in such actions. The Company has cooperated and intends to continue to cooperate with the special board committee, the SEC and the U.S. Attorney’s office. The Company cannot, however, predict the outcome of those investigations.

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

Generally, the exercise price of Options granted under the 2002 Incentive Plan is to be at least equal to the fair market value of shares of common stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Effective with Options granted in fiscal year 2006, one-twelfth of the award will vest fifteen months after the grant date with an additional one-twelfth vesting at the end of each three-month period thereafter, becoming fully vested after a 48-month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50-month period.

The following table summarizes Option activity from August 31, 2005 through May 31, 2006:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at August 31, 2005	6,749,767	18,932,105		$20.51	6.80

Options authorized	7,000,000	—
Options expired	—	—
Options granted	(2,578,766)	2,578,766		$30.38
Options cancelled	104,119	(104,119)		$22.70
Restricted stock awards (1)	(1,636,252)	—
Options exercised	—	(6,181,486)		$19.09

Balance at May 31, 2006	9,638,868	15,225,266	$189,767	$22.70	6.72

Exercisable at May 31, 2006		12,150,444	$166,344	$21.50	6.18

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the nine months ended May 31, 2006 and 2005 was $15.19 and $14.79, respectively. The total intrinsic value of Options exercised during the nine months ended May 31, 2006 and 2005 was $119.0 million and $19.3 million, respectively.

As of May 31, 2006, there was $36.1 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 2.05 years. The total fair value of Options vested during the nine months ended May 31, 2006 and 2005 was $21.2 million and $129.9 million, respectively.

The Company changed the valuation model used for estimating the fair value of Options granted in the first fiscal quarter of 2006, from the Black-Scholes model to the lattice valuation model. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company used historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. Because the lattice valuation model uses different volatilities and risk-free interest rates in calculating the fair value of the Options, ranges are provided only for the Options granted subsequent to August 31, 2005.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Nine months ended
	May 31, 2006 (Lattice)	May 31, 2005 (Black-Scholes)	May 31, 2006 (Lattice)	May 31, 2005 (Black-Scholes)
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7% to 5.1%	3.6%	3.7% to 5.1%	3.6%
Expected volatility range	23.2% to 66.7%	NA	17.4% to 71.4%	NA
Weighted-average expected volatility	46.54%	69.5%	48.7%	69.5%
Weighted-average expected life	5.6 years	5.0 years	6.0 years	5.0 years

    b. Stock Purchase and Award Plans

The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of May 31, 2006 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2001.

In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of May 31, 2006, a total of 1,699,852 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were no stock purchases under the Purchase Plans during the three months ended May 31, 2006 and 2005. There were 217,380 and 234,475 shares purchased under the Purchase Plans for the nine months ended May 31, 2006 and 2005, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Nine months ended
	May 31, 2006	May 31, 2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.4%	2.6%
Weighted-average expected volatility	20.7%	33.0%
Expected life	0.5 years	0.5 years

In February 2001, the Company adopted a new Stock Award Plan. The purpose of the Stock Award Plan was to provide incentives to attract and retain key employees to the Company, to motivate such persons to stay with the Company, and to increase their efforts to make the business of the Company more successful. A total of 100,000 shares of common stock were registered for issuance under the Stock Award Plan. In October 2005, the Board of Directors approved the termination of the Stock Award Plan. As of October 31, 2005, 11,650 shares had been issued to employees under the Stock Award Plan, of which 5,000 shares had lapsed, leaving 88,350 unissued shares. On November 16, 2005, the Company filed a post-effective amendment to Form S-8 to deregister the 88,350 unissued shares.

    c. Restricted Stock Awards

In fiscal years 2005 and 2006, the Company granted restricted stock to certain key employees pursuant to the 2002 Stock Incentive Plan. The shares granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. The shares granted in fiscal year 2006 have certain performance conditions that will be measured on August 31, 2008, which provide a range of vesting possibilities from 0% to 200%.

The restricted stock awards granted in fiscal year 2005 were accounted for using the measurement and recognition principles of APB 25. Accordingly, compensation cost was measured at the date of the grant and will be recognized in earnings over the period in which the shares vest. The restricted stock awards granted subsequent to August 31, 2005 were accounted for using the measurement and recognition principles of SFAS 123R. Accordingly, the fair value of the awards is measured on the date of grant and recognized over the requisite service period based on the number of shares that would vest if the Company achieves 100% of the performance goal. If it becomes probable, based on the Company’s performance, that more than 100% of the awarded shares will vest, additional compensation cost will be recognized. Alternatively, if the performance goals are not met, any recognized compensation cost will be reversed.

The following table summarizes restricted stock activity from August 31, 2005 through May 31, 2006:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at August 31, 2005	435,000	$24.21
Changes during the period
Shares granted (1)	1,643,452	$30.93
Shares vested	(13,500)	$28.41
Shares forfeited	(7,200)	$30.92

Nonvested balance at May 31, 2006	2,057,752	$29.52

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of May 31, 2006, there was $29.2 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. Pursuant to SFAS 123R, the $8.8 million of unearned compensation recorded as a reduction to stockholders’ equity as of August 31, 2005 was reversed against the Company’s additional paid-in capital.

Note 5. Segment Information

The Company derives its revenue from providing comprehensive electronics design, production, product management and repair services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a geographic basis for manufacturing operating segments and on a global basis for the services operating segment. Prior to the first quarter of fiscal year 2005, Jabil managed its business based on four geographic regions, the United States, Europe, Asia and Latin America. During fiscal year 2005, the Company realigned its organizational structure to manage the United States and Latin America as one geographic region, the Americas, and to manage the services groups independently of the regional manufacturing segments. Accordingly, Jabil’s operating segments consist of four segments – Americas, Europe, Asia and Services – to reflect how the Company manages its business. All prior period disclosures presented below have been restated to reflect this change. The services operating segment, which includes the Company’s repair, design and enclosure integration services, does not meet the requirements of a reportable operating segment and is therefore combined with the Company’s other non-segment activities, where applicable, in the disclosures below.

Net revenue for the three manufacturing operating segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across the manufacturing operating segments. Net revenue for the services operating segment are on a global basis. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, stock-based compensation expense, acquisition-related charges, restructuring and impairment charges, other expense, interest income, interest expense or income taxes. Segment income also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net revenue
Americas	$1,004,381	$675,590	$2,755,054	$1,804,428
Europe	783,863	665,448	2,227,278	1,984,634
Asia	700,486	514,476	2,043,698	1,466,926
Other non-reportable operating segment	103,734	82,901	285,803	231,808

	$2,592,464	$1,938,415	$7,311,833	$5,487,796

	2006	2005	2006	2005
Depreciation expense
Americas	$15,242	$15,694	$45,218	$45,668
Europe	10,859	14,835	35,165	41,908
Asia	10,522	10,346	30,091	31,068
Other	6,634	5,674	18,528	16,919

	$43,257	$46,549	$129,002	$135,563

	2006	2005	2006	2005
Segment income and reconciliation of income before income taxes
Americas	$30,901	$43,446	$129,430	$109,574
Europe	60,883	44,268	146,484	132,913
Asia	48,733	37,429	160,772	102,073
Other non-reportable operating segment	84	3,291	5,514	11,562

Total segment income	140,601	128,434	442,200	356,122
Reconciling items:
Amortization of intangibles	7,273	11,491	18,791	32,402
Other expense	3,505	1,116	8,399	2,503
Net interest (income) expense	841	1,642	(250)	6,530
Other non-allocated charges	56,072	43,707	173,984	122,405

Income before income taxes	$72,910	$70,478	$241,276	$192,282

	2006	2005	2006	2005
Capital expenditures
Americas	$15,406	$11,096	$53,018	$44,341
Europe	11,723	8,121	36,178	29,917
Asia	29,225	28,219	66,351	47,143
Other	8,667	15,500	29,052	42,672

	$65,021	$62,936	$184,599	$164,073

	May 31, 2006	August 31, 2005
Property, plant and equipment, net
Americas	$303,172	$294,456
Europe	197,292	192,060
Asia	300,876	246,978
Other	161,925	147,242

	$963,265	$880,736

	May 31, 2006	August 31, 2005
Total assets
Americas	$1,413,536	$1,272,155
Europe	1,554,142	1,315,079
Asia	1,667,118	1,116,186
Other	408,799	373,842

	$5,043,595	$4,077,262

Foreign source revenue represented 83.1% and 83.5% of net revenue for the three months and nine months ended May 31, 2006, respectively, compared to 82.0% and 84.4% for the three months and nine months ended May 31, 2005, respectively.

Note 6. Commitments and Contingencies

    a. Legal Proceedings

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of the Company, naming the Company as a nominal defendant, and naming certain of its officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of its Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were the Company’s previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). The Initial Action alleged that the named defendant officers and directors breached certain of their fiduciary duties to the Company in connection with certain stock option grants between August 1998 and October 2004. Specifically, it alleges that the defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of the Company’s Board of Director Audit or Compensation Committee, at the behest of the Officer Defendants, backdated Company stock option grants to make it appear they were granted on a prior date when the Company’s stock price was lower The Initial Action alleged that such alleged backdated options unduly benefited the Officer Defendants, resulted in the Company issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Initial Action also sought to have the Defendant Officers disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.

Subsequent to the filing of the Initial Action, on May 2, 2006, the Company was notified by the Staff of the SEC of an informal inquiry concerning the Company’s stock option grants. On May 3, 2006, the Company’s Board of Directors had a meeting, which had been arranged prior to the SEC contacting the Company, to discuss the Initial Action. At that meeting, the Board appointed a Special Committee of the Company’s Board to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Action, along with two additional law firms, representing a purported shareholder of the Company, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “Actions”). On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. The Plaintiffs in the Actions have moved to consolidate the two actions.

The Special Committee of the Board is in the process of conducting its investigation and analysis of the claims asserted in the derivative action. The Company is cooperating fully with the Board’s Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot predict what effect such investigations may have. See “Risk Factors - We are involved in investigations of our historical stock option grant practices.”

The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

    b. Warranty Provision

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

There were no restructuring charges incurred during the three months and nine months ended May 31, 2006 and 2005. The table below sets forth the significant components and activity in the remaining restructuring liability during the three months ended May 31, 2006 (in thousands):

	Balance at February 28, 2006	Cash payments	Balance at May 31, 2006
Lease costs	$2,680	$(1,192)	$1,488

The table below sets forth the significant components and activity in the remaining restructuring liability during the nine months ended May 31, 2006 (in thousands):

	Balance at August 31, 2005	Cash payments	Balance at May 31, 2006
Lease costs	$4,924	$(3,436)	$1,488

At May 31, 2006, the remaining liability of $1.5 million for lease commitment costs is expected to be paid within the next three months.

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

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from several acquisitions consummated during the second and third quarters of fiscal year 2006, including the Celetronix International, Ltd. (“Celetronix”) acquisition consummated during the third quarter of fiscal year 2006. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at May 31, 2006 and August 31, 2005 (in thousands):

May 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$181,758	$(70,422)	$111,336
Intellectual property	30,800	(1,341)	29,459

Total	$212,558	$(71,763)	$140,795

August 31, 2005	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$202,629	$(133,800)	$68,829
Intellectual property	800	(567)	233

Total	$203,429	$(134,367)	$69,062

Intangible asset amortization for the three months and nine months ended May 31, 2006 was approximately $7.3 million and $18.8 million, respectively. Intangible asset amortization for the three months and nine months ended May 31, 2005 was approximately $11.5 million and $32.4 million, respectively. The increase in the gross carrying amount of the Company’s purchased intangible assets at May 31, 2006 was the result of several acquisitions consummated in the current fiscal year, offset by the write-off of certain fully amortized intangible assets. The decrease in the accumulated amortization of the Company’s purchased intangible assets at May 31, 2006 was due to the write-off of certain fully amortized intangible assets.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2006 (remaining three months)	$8,049
2007	22,987
2008	18,251
2009	14,568
2010	14,415
Thereafter	62,525

Total	$140,795

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2006 (in thousands):

Reportable Segment	Balance at August 31, 2005	Acquisitions and purchase accounting adjustments	Foreign currency impact	Balance at May 31, 2006
Americas	$119,317	$(1,257)	$477	$118,537
Europe	175,295	(2,157)	5,032	178,170
Asia	65,100	120,058	(339)	184,819
Other non-reportable segment	24,527	1,179	193	25,899

Total	$384,239	$117,823	$5,363	$507,425

Note 9. Business Acquisitions

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

On November 29, 2004, the Company purchased certain television assembly operations of Royal Philips Electronics (“Philips”) in Kwidzyn, Poland. The Company acquired these operations in an effort to broaden its operations in the consumer industry sector and further strengthen its relationship with Philips. Simultaneous with the purchase, the Company amended its previously existing supply agreement with Philips to include the acquired operations. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $20.1 million, based on foreign currency rates at the date of the acquisition. Based on a final third-party valuation, the purchase price resulted in amortizable intangible assets of approximately $2.7 million, which are being amortized over a period of three years.

On March 11, 2005, the Company purchased the operations of Varian Electronics Manufacturing (“VEM”), the electronics manufacturing business segment of Varian, Inc. VEM derives its revenues primarily from customers in the aerospace, communications, and instrumentation and medical industry sectors. The Company acquired the VEM operations in an effort to enhance customer and industry sector diversification by adding additional competencies in targeted industry sectors. The acquisition was accounted for under the purchase method of accounting. Total consideration paid was approximately $202.2 million. Based on a final third-party valuation, the purchase price resulted in purchased intangible assets of $44.1 million and goodwill of $79.2 million. The purchased intangible assets (other than goodwill) are being amortized over a period of ten years.

Pro forma results of operations, in respect to the acquisitions described above that were consummated in fiscal year 2005, have not been presented because the effect of these acquisitions was not material on either an individual or an aggregate basis.

During the three months ended February 28, 2006, the Company made several immaterial business acquisitions, which were accounted for under the purchase method of accounting. Total consideration paid for these business acquisitions was approximately $12.4 million. Based on preliminary third-party valuations, which are expected to be completed no later than the first quarter of fiscal year 2007, the combined purchase price of the acquisitions resulted in purchased intangible assets of approximately $3.0 million and goodwill of approximately $1.3 million. The purchased intangible assets (other than goodwill) are being amortized over various periods ranging from three to ten years.

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.0 million, based on foreign currency rates at the date of acquisition. Based on management’s preliminary valuation, the purchase consideration resulted in goodwill of $1.6 million. A third-party valuation of the acquired operations is in process and is expected to be completed no later than the third quarter of fiscal year 2007.

Pro forma results of operations, in respect to the acquisitions described above that were consummated in fiscal year 2006, have not been presented because the effect of these acquisitions was not material on either an individual or an aggregate basis.

    b. Celetronix Acquisition

During the third quarter of fiscal year 2005, the Company entered into several related agreements with Celetronix. The agreements included, but were not limited to, a loan agreement and an agreement and plan of amalgamation (“Original Agreement”). Under the terms of the loan agreement, the Company agreed, subject to various conditions, to loan Celetronix a maximum amount of $25.0 million, of which $15.0 million was disbursed upon execution of the agreements. The remaining $10.0 million principal under the loan agreement was transferred to an escrow agent to be disbursed to Celetronix only upon satisfaction of various requirements as defined in the related escrow agreement. These requirements were satisfied during the fourth quarter of fiscal year 2005 and the remaining $10.0 million principal was disbursed to Celetronix. The loan, which was evidenced by a promissory note, accrued interest at a stated rate of 2.5% per annum from the disbursement date. The principal was due and payable in a single payment on November 1, 2006 and interest was payable annually in arrears on November 1 of each year.

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

On January 11, 2006, the Company and Celetronix entered into a new agreement and plan of amalgamation (“Revised Agreement”) to supersede the Original Agreement, as amended. The Revised Agreement was similar to the Original Agreement; however, it reflected a reduced purchase price, eliminated the potential contingent consideration payable, and modified certain other terms of the Original Agreement. Based on the terms of the Revised Agreement, the amalgamation could occur when certain conditions were satisfied.

On March 31, 2006 the Company consummated the acquisition of Celetronix pursuant to the Revised Agreement. The Company acquired the Celetronix operations, excluding the memory business, in an effort to expand its presence in India and enhance customer and industry sector diversification by adding additional competencies in the consumer and peripherals industry sectors. The acquisition was accounted for under the purchase method of accounting. The purchase consideration for the transaction included approximately $152.0 million in cash paid at closing; the $3.8 million purchase option and $23.8 million related to the note receivable owed from Celetronix that were recorded in the Company’s current assets at the acquisition date; approximately $30.2 million outstanding accounts receivable owed from Celetronix to the Company as of the acquisition date; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on management’s preliminary valuation, the purchase consideration resulted in purchased intangible assets of $85.0 million and goodwill of $77.8 million. The purchased intangible assets (other than goodwill) are currently being amortized over a period of 10 years. A third-party valuation of the acquired operations is in process and is expected to be completed no later than the third quarter of fiscal year 2007.

Pro forma results of operations have not been presented because the effect of this acquisition was not material on either an individual or an aggregate basis.

Note 10. Accounts Receivable Securitization

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The Company was in compliance with the respective covenants at May 31, 2006. The securitization agreement, as amended, expires in February 2007 and may be extended on an annual basis.

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

At May 31, 2006, the Company had sold $342.0 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $242.2 million and retained an interest in the receivables of approximately $99.8 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $3.5 million and $8.4 million during the three months and nine months ended May 31, 2006, respectively, and approximately $1.1 million and $2.5 million during the three months and nine months ended May 31, 2005, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

Note 11. Pension and Other Postretirement Benefits

During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi Communications plc (“Marconi”). The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan, which is closed to new participants, provides benefits based on average employee earnings over a three-year service period preceding retirement. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist of equity and debt securities.

As a result of acquiring various operations in Austria, Belgium, Brazil, France, Germany, Hong Kong/China, Hungary, India, Japan, the Netherlands, Poland, and Singapore, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition in fiscal year 2003, the Company also assumed post-retirement medical benefit plans.

The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Service cost	$432	$348	$1,279	$1,044
Interest cost	1,171	1,224	3,469	3,645
Expected long-term return on plan assets	(994)	(1,136)	(2,945)	(3,378)
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	136	22	403	65

Net periodic benefit cost	$745	$458	$2,206	$1,376

For the nine months ended May 31, 2006, the Company has made contributions of approximately $1.1 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2006 contributions to approximate $2.0 million to $2.3 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Service cost	$83	$36	$241	$103
Interest cost	21	15	61	43
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial gain	(1)	—	(2)	—

Net periodic benefit cost	$103	$51	$300	$146

Note 12. Subsequent Event

On June 29, 2006, the Company’s Board of Directors authorized the repurchase of up to $200 million worth of shares of the Company’s common stock during the next year. The shares will be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors. The repurchase will be funded by cash on hand, available borrowings under revolving credit facilities, and funds provided by operations.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants being conducted by a Special Committee of our Board and Governmental Authorities and any ramifications thereof;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	dependence on certain industries;

•	seasonality;

•	variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•	our ability to take advantage of our past restructuring efforts to improve utilization and realize savings;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.

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

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and repair services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the nine months ended May 31, 2006, our largest customers currently include Agilent Technologies, Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, NEC Corporation, Nokia Corporation, Royal Philips Electronics, Tellabs, Inc., and Valeo S.A.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions – the Americas, Europe, and Asia – to reflect how we manage our business. We have also created a separate segment for our service groups, independent of our geographic region segments.

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

Summary of Results

Net revenue for the third quarter of fiscal year 2006 increased approximately 33.7% to $2.6 billion compared to $1.9 billion for the same period of fiscal year 2005. Our sales levels during the third quarter of fiscal year 2006 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourced model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and repair.

Certain of our expenses during the third quarter of fiscal year 2006 were higher than anticipated. Invariably, each quarter, certain expenses are ultimately less than anticipated and certain expenses are ultimately higher than anticipated. While it is difficult to always single out particular types of costs as being the primary cause of higher than anticipated expenses in a quarter, we have identified at least three areas where expenses were significantly higher than anticipated during our recent third quarter of fiscal year 2006. These areas are not the only areas where expenses were higher than anticipated in the quarter. One area involved approximately $6.0 to $7.0 million of higher than anticipated operating losses incurred as a result of delays in the ramp-up of specific electromechanical tooling operations for a customer. These delays were due to resolvable technical and management process software issues. We previously anticipated the customer reimbursing us for the cost of these operations during the quarter, however we were not reimbursed. A second area involved approximately $6.0 to $7.0 million of higher than anticipated material and labor costs associated with our repair and warranty operations in the Americas region. These higher than anticipated costs were primarily a result of ramping a new program with an existing customer and a higher than anticipated rate of product needing repair. A third area involved approximately $6.0 million of higher than anticipated costs associated with operational execution issues encountered by one of our U.S. operations. We are in the process of addressing these and other areas with the goal of reducing the negative impact they may have on future results of operations over coming fiscal quarters. There can be no assurance that our efforts will be successful or that higher than anticipated expenses in these and other areas will not adversely affect our future financial results.

The following table sets forth, for the three-month and nine-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net revenue	$2,592,464	$1,938,415	$7,311,833	$5,487,796
Gross profit	$187,643	$162,082	$568,113	$457,392
Operating income	$77,256	$73,236	$249,425	$201,315
Net income	$64,226	$59,353	$210,137	$161,315
Earnings per share – basic	$0.31	$0.29	$1.01	$0.80
Earnings per share – diluted	$0.30	$0.29	$0.99	$0.78
Cash dividend per share – declared	$0.07	$—	$0.07	$—

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31, 2006	February 28, 2006	November 30, 2005	August 31, 2005
Sales cycle	19 days	19 days	15 days	17 days
Inventory turns	8 turns	9 turns	9 turns	9 turns
Days in accounts receivable	40 days	42 days	41 days	42 days
Days in inventory	46 days	42 days	38 days	39 days
Days in accounts payable	67 days	65 days	64 days	64 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2006, days in accounts receivable decreased two days to

40 days as a result of timing of sales and cash collection efforts during the quarter. Days in inventory increased 4 days to 46 days, while inventory turns decreased 1 turn to 8 turns. The increase in days in inventory was primarily a result of approximately $100.0 million of incremental inventory associated with our partnering with an existing customer in a new initiative to improve the customer’s inventory planning process whereby the company assumes greater supply chain management responsibilities (“new lean manufacturing process”) and our acquisition of Celetronix International, Ltd. (“Celetronix”); and the pre-positioning of inventory in anticipation of forecasted fourth fiscal quarter demand. During the three months ended May 31, 2006, days in accounts payable increased two days to 67 days as a result of timing of purchases during the quarter and continued emphasis on cash management.

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

Revenue Recognition

We derive revenue principally from the product sales of electronic equipment built to customer specifications. We also derive revenue to a lesser extent from repair services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. We assume no significant obligations after product shipment.

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

Long-Lived Assets

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our potential future restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our historical restructuring programs refer to Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. For further discussion of our potential future restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Stock-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements. As described herein, we are involved in shareholder derivative actions and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. We cannot predict the outcome of those investigations.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.8%	91.6%	92.2%	91.7%

Gross profit	7.2%	8.4%	7.8%	8.3%
Operating expenses:
Selling, general and administrative	3.5%	3.7%	3.8%	3.8%
Research and development	0.4%	0.3%	0.3%	0.3%
Amortization of intangibles	0.3%	0.6%	0.3%	0.6%

Operating income	3.0%	3.8%	3.4%	3.6%

Other expense	0.2%	0.1%	0.1%	0.0%
Interest income	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Interest expense	0.2%	0.3%	0.2%	0.3%

Income before income taxes	2.8%	3.6%	3.3%	3.5%

Income tax expense	0.3%	0.6%	0.4%	0.6%

Net income	2.5%	3.0%	2.9%	2.9%

Net Revenue. Our net revenue for the three months ended May 31, 2006 increased 33.7% to $2.6 billion, from $1.9 billion for the three months ended May 31, 2005. The increase for the three months ended May 31, 2006 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include an 86% increase in the sale of consumer products; a 38% increase in the sale of instrumentation and medical products; a 50% increase in the sale of peripheral products; and a 22% increase in the sale of computing and storage products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production. These increases were partially offset by a 5% decrease in the sale of automotive products; a 23% decrease in the sale of networking products; and a 14% decrease in the sale of telecommunications products. The decrease in the networking industry sector was primarily attributable to our partnering with an existing customer in a new lean manufacturing process. The decrease in the telecommunications industry sector was primarily due to the end of production for Lucent Technologies, Inc.

Our net revenue for the nine months ended May 31, 2006 increased 33.2% to $7.3 billion, from $5.5 billion for the nine months ended May 31, 2005. The increase for the nine months ended May 31, 2006 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 77% increase in the sale of consumer products; a 48% increase in the sale of instrumentation and medical products; a 35% increase in the sale of peripheral products; and a 17% increase in the sale of computing and storage products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within this sector. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies in this industry sector are electing to outsource their production and the acquisition of VEM in March 2005. These increases were partially offset by a 7% decrease in the sale of networking products; a 4% decrease in the sale of telecommunications products; and a 1% decrease in the sale of automotive products.

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

	Three months ended		Nine months ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Automotive	5%	8%	6%	8%
Computing and Storage	12%	13%	11%	13%
Consumer	38%	27%	37%	28%
Instrumentation and Medical	18%	16%	17%	15%
Networking	9%	16%	11%	16%
Peripherals	8%	7%	7%	7%
Telecommunications	6%	9%	7%	9%
Other	4%	4%	4%	4%

Total	100%	100%	100%	100%

Foreign source revenue represented 83.1% and 83.5% of net revenue for the three months and nine months ended May 31, 2006, respectively. This is compared to 82.0% and 84.4% of net revenue for the three months and nine months ended May 31, 2005, respectively. We currently expect our foreign source revenue to remain consistent with current levels.

Gross Profit. Gross profit decreased to 7.2% of net revenue for the three months ended May 31, 2006, from 8.4% of net revenue for the three months ended May 31, 2005. The percentage decrease for the three months ended May 31, 2006 versus the same period of fiscal year 2005 was primarily due to several factors, including a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector). In addition, as described above, certain higher than anticipated expenses were incurred during the three months ended May 31, 2006. These included a delay in the ramping of specific electromechanical tooling operations, which resulted in excess costs; certain material and labor costs associated with the ramping of a new program for an existing customer in our repair and warranty operations in the Americas region; and various operational execution issues in one of our U.S. operations, some of which was associated with strong demand and the ramping of new programs. In absolute dollars, gross profit for the three months ended May 31, 2006 increased $25.6 million versus the same period of fiscal 2005 due to the increased revenue base, offset by the specific circumstances mentioned above. Gross profit decreased to 7.8% of net revenue for the nine months ended May 31, 2006, from 8.3% of net revenue for the nine months ended May 31, 2005. In absolute dollars, gross profit for the nine months ended May 31, 2006 increased $110.7 million versus the nine months ended May 31, 2005 due to the increased revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the three months and nine months ended May 31, 2006 increased to $93.5 million (3.5% of net revenue) and $275.1 million (3.8% of net revenue), respectively, compared to $71.7 million (3.7% of net revenue) and $205.9 million (3.8% of net revenue) for the three months and nine months ended May 31, 2005, respectively. The absolute dollar increase for the three and nine months ended May 31, 2006 was primarily due to the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R and the acquisitions of VEM in March 2005 and Celetronix in March 2006.

Research and Development. Research and development expenses for the three months and nine months ended May 31, 2006 increased to $9.6 million (0.4% of net revenue) and $24.8 million (0.3% of net revenue), respectively, from $5.7 million (0.3% of net revenue) and $17.8 million (0.3% of net revenue) for the three months and nine months ended May 31, 2005, respectively. The absolute dollar increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $7.3 million and $18.8 million of amortization of intangible assets for the three months and nine months ended May 31, 2006, respectively, as compared to $11.5 million and $32.4 million for the three months and nine months ended May 31, 2005, respectively. The decrease is attributed to several acquisition-related contractual agreements that were fully amortized prior to the nine months ended May 31, 2006. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. There were no restructuring charges incurred during the nine months ended May 31, 2006 or 2005. As of May 31, 2006, liabilities related to restructuring activities carried out prior to August 31, 2003 total approximately $1.5 million and are expected to be paid out over the next three months for lease commitment costs.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we currently are consulting with our employees and their representatives on our intentions to realign our manufacturing capacity in certain higher cost geographies. Based on preliminary analyses, we currently estimate that the intended realignment could result in restructuring and impairment charges in the range of $200.0 million to $250.0 million primarily related to costs associated with plant closures and headcount reductions. While the formal plans are subject to consultation with employees and their representatives and approval by our Board of Directors, we currently expect a significant portion the restructuring charge to be recorded in the fourth quarter of fiscal year 2006.

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $3.5 million and $8.4 million for the three months and nine months ended May 31, 2006, respectively, which is compared to other expense of $1.1 million and $2.5 million for the three months and nine months ended May 31, 2005, respectively. This increase in other expense was primarily due to an increase in the amount of receivables sold under the program during the three months and nine months ended May 31, 2006. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income increased to $5.0 million and $15.6 million for the three months and nine months ended May 31, 2006, respectively, from $4.2 million and $9.0 million for the three months and nine months ended May 31, 2005, respectively. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents. Additionally, interest income was recorded in relation to the Celetronix note receivable from March 31, 2005 through the March 31, 2006 acquisition date. For further discussion of the note receivable, see Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Interest Expense. Interest expense decreased slightly to $5.8 million for the three months ended May 31, 2006 from $5.9 million for the three months ended May 31, 2005. The decrease was primarily a result of less borrowing under our revolving credit facility, offset by less capitalized interest, during the three months ended May 31, 2006 compared to May 31, 2005. Interest expense decreased slightly to $15.4 million for the nine months ended May 31, 2006 from $15.5 million for the nine months ended May 31, 2005. The decrease was primarily a result of interest capitalized during the nine months ended May 31, 2006 related to construction in China, and less borrowing under our revolving credit facility, offset by higher interest on our fixed 5.875% senior notes issued in July of 2003 due to the termination of our interest rate swap agreement in June 2005. The interest rate swap effectively converted the fixed interest rate of the Senior Notes to a variable rate during the nine months ended May 31, 2005, which was more favorable than the fixed rate for the nine months ended May 31, 2006.

Income Taxes. Income tax expense reflects an effective tax rate of 11.9% and 12.9% for the three months and nine months ended May 31, 2006, respectively, as compared to an effective rate of 15.8% and 16.1% for the three months and nine months ended May 31, 2005, respectively. The decrease is primarily a result of the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006, and lower than expected income levels from our operations in the United States and western Europe. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

Acquisitions and Expansion

We have made a number of acquisitions that were accounted for under the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors – We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements and Note 12 – “Business Acquisitions and Other Transactions” to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

During the fourth quarter of fiscal year 2005, we commenced operations in phase one of our new facility in Szombathely, Hungary, which will support our repair services operations in Europe. We expect to complete the second phase of construction in the fourth quarter of fiscal year 2006. We have substantially completed and commenced operations in our new manufacturing facilities in Ranjangaon, India and Wuxi, China, and we will continue to invest in these facilities as production ramps through the remainder of fiscal year 2006 and into early fiscal year 2007. We currently expect to begin construction of a new facility in Uzhgorod, Ukraine late in the fourth quarter of fiscal year 2006 and commence operations in this facility during the third quarter of fiscal year 2007.

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Dividends

On May 4, 2006, our Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share. The cash dividend, totaling approximately $14.9 million, was paid on June 1, 2006 to stockholders of record on May 15, 2006. The declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of the Company’s financial performance.

Liquidity and Capital Resources

At May 31, 2006, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine months ended
	May 31, 2006	May 31, 2005
Net cash provided by operating activities	$270,197	$417,384
Net cash used in investing activities	(337,675)	(392,865)
Net cash provided by financing activities	108,979	24,209
Effect of exchange rate changes on cash	17,307	10,992

Net increase in cash and cash equivalents	$58,808	$59,720

We generated $270.2 million of cash from operating activities for the nine months ended May 31, 2006. This consisted primarily of $210.1 million of net income, $147.8 million of non-cash depreciation and amortization charges, $424.8 million of an increase in accounts payable and accrued expenses, and $33.1 million of non-cash stock-based compensation expense, offset by $155.4 million of an increase in accounts receivable, $354.8 million of an increase in inventories, $16.2 million of an increase in net deferred tax assets, and $19.7 million of an increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was due primarily to higher inventory levels and the timing of purchases in the third quarter of fiscal year 2006, combined with continued emphasis on cash management. The increase in accounts receivable was due primarily to the increased revenue base, partially offset by the sale of an incremental $67.2 million of receivables under our securitization program. Inventory levels increased during the three months ended May 31, 2006 primarily due to incremental inventory associated with our partnering with an existing customer in a new lean manufacturing process and the prepositioning of inventory in anticipation of forecasted fourth fiscal quarter demand.

Net cash used in investing activities for the nine months ended May 31, 2006 was $337.7 million. This consisted primarily of our capital expenditures of $184.6 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and $162.8 million for the acquisition of Celetronix and several other immaterial business acquisitions. These expenditures were offset by $9.8 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2006 was $109.0 million. This resulted from approximately $123.7 million of net proceeds received upon the issuance of common stock under option plans and employee stock purchase plans; approximately $12.4 million associated with the tax benefit of options exercised; and approximately $81.1 million of proceeds from borrowings under debt agreements, which primarily included $67.0 million of borrowings under our unsecured revolving credit facility. This was offset by approximately $108.3 million of payments toward debt agreements during the nine months ended May 31, 2006, which primarily included $67.0 million toward repayment of borrowings under our unsecured revolving credit facility and $39.7 million toward payment of certain debt obligations assumed in the acquisition of Celetronix.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at May 31, 2006. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement. In the meantime, the Company may still issue securities under its existing “shelf” registration statement.

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

During the third quarter of fiscal year 2005, we replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.950% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.00% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants at May 31, 2006. On March 30, 2006, we borrowed $40.0 million against the Unsecured Revolver to partially fund the acquisition of Celetronix International, Ltd. on March 31, 2006. This borrowing was repaid in full during the third quarter of fiscal year 2006 from cash provided by operations. On May 16, 2006, we borrowed $27.0 million under this facility and repaid this amount in full by May 23, 2006. At May 31, 2006, there were no borrowings outstanding on the Unsecured Revolver.

On December 2, 2005, we renewed our existing 0.6 billion Japanese yen (approximately $5.4 million based on currency exchange rates at May 31, 2006) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the renewed facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. The renewed credit facility expires on December 2, 2006 and any outstanding borrowings are then due and payable. At May 31, 2006, there were no borrowings outstanding under the existing facility.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. We were in compliance with the respective covenants at May 31, 2006. The securitization agreements, as amended, expire in February 2007 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.18% per annum of the average purchase limit and program fees of up to 0.18% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of May 31, 2006, we had sold $342.0 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $242.2 million and retained an interest in the receivables of approximately $99.8 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $3.5 million and $8.4 million during the three months and nine months ended May 31, 2006, respectively, and approximately $1.1 million and $2.5 million during the three months and nine months ended May 31, 2005, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

During the fourth quarter of fiscal year 2004, we negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian branch of a global bank. During the third quarter of fiscal year 2005, this credit facility was increased to $600.0 thousand. During the first quarter of fiscal year 2006, this credit facility was further increased to $900.0 thousand. However, $800.0 thousand of our availability under the facility was restricted for specific purposes. Under the terms of the facility, we paid interest on outstanding borrowings based on LIBOR plus a spread of 1.5%. We also paid a commitment fee of 2.0% per annum for any capacity that was restricted but not outstanding under the facility. The credit facility expired on June 9, 2006.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.6 million based on currency exchange rates at May 31, 2006.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At May 31, 2006, proceeds of 21.3 million Euros (approximately $27.3 million based on currency exchange rates at May 31, 2006) had been drawn under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At May 31, 2006, borrowings of 110.0 million Indian rupees (approximately $2.4 million based on currency exchange rates at May 31, 2006) were outstanding under this facility and incurring interest at a fixed rate of 7.5%.

During the third quarter of fiscal year 2006, we acquired the operations of Celetronix as discussed in Note 9 – “Business Acquisitions.” Through the acquisition we assumed certain liabilities, including a short term financing obligation of approximately $51.1 million at the date of acquisition. This financing obligation was associated with an accounts receivable discounting agreement with a global bank, which was discontinued at the closing of the acquisition on March 31, 2006. Cash collected on the related accounts receivable is remitted to the bank to satisfy the obligation and all outstanding amounts are due and payable by July 15, 2006. Approximately $14.6 million of the acquired financing obligation remains outstanding at May 31, 2006.

During the third quarter of fiscal year 2006, we assumed a short-term Chinese yuan renmimbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. At May 31, 2006, borrowings of 15.0 million Chinese yuan renmimbi (approximately $1.9 million based on currency exchange rates at May 31, 2006) were outstanding under this facility and incurring interest at a fixed rate of 5.4%. The outstanding amount, which was determined by the bank to be the maximum borrowing limit, is due and payable by November 9, 2006.

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $116.8 thousand based on currency exchange rates at May 31, 2006). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At May 31, 2006, the balance of the financing obligation is approximately 2.7 million pounds sterling (approximately $5.1 million based on currency exchange rates at May 31, 2006).

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $250.0 million to $350.0 million, principally for machinery and equipment across all segments, and expansion in Eastern Europe. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the payment of up to $200.0 million for the repurchase of any Company stock under the approved stock repurchase plan, anticipated cash restructuring charges of approximately $150.0 to $200.0 million, and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, and future minimum lease payments under non-cancelable operating lease arrangements as of May 31, 2006 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$356,216	$25,149	$19,190	$311,877	$—
Future interest on notes payable and long-term debt	79,423	19,317	38,635	21,471	—
Operating lease obligations	190,565	48,311	69,057	39,960	33,237

Total contractual cash obligations	$626,204	$92,777	$126,882	$373,308	$33,237

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

We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or repair services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and repair services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and repair services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business - Customers and Marketing” in our 2005 Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are involved in investigations of our historical stock option grant practices.

As described elsewhere herein, we are involved in shareholder derivative actions and an SEC Informal Inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, a Special Committee of our Board of Directors has been appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the special board committee, SEC and U.S. Attorney’s office. Such investigations may look at the accuracy of the stated dates of our historical option grants, the Company’s disclosures regarding executive compensation; whether all proper corporate and other procedures were followed; whether our historical financial statements are materially accurate; and other issues. We cannot predict the outcome of those investigations. Regardless of the outcomes of the investigations, it is likely that we will incur substantial costs and that the investigations will cause a diversion of our management’s time and attention, which could have a material adverse effect on our financial condition and results of operations. We can not provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices, nor that our historical accounting associated with such stock option grant practices did not result in our issuing materially inaccurate financial statements.

Consolidation in industries that utilize electronics components may adversely affect our business.

In the current economic climate, consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economies of scale and other synergies. Consolidation in industries that utilize electronics components could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity has increased, and may continue to increase, pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business - Competition” of our 2005 Annual Report on Form 10-K for the fiscal year ended August 21, 2005.

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

We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 83.1% and 83.5% of net revenue from international operations for the three months and nine months ended May 31, 2006, respectively. This is compared to 82.0% and 84.4% for the three months and nine months ended May 31, 2005, respectively. We currently expect our revenue from international operations to remain consistent with current levels. We currently operate outside the United States in Vienna, Austria; Bruges and Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Hong Kong, Huangpu, Shanghai, Shenzhen, Suzhou and Wuxi, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Dublin, Ireland; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

•	Financial risks, such as (1) potential known and unknown liabilities of the acquired businesses; (2) costs associated with integrating acquired operations and businesses; (3) the dilutive effect of the issuance of additional equity securities; (4) the incurrence of additional debt; (5) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; (6) possible adverse tax and accounting effects; and (7) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close facilities at our cost.

•	Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the risk that key employees of the acquired businesses will leave after the acquisition; (5) unforeseen difficulties in the acquired operations; and (6) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

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

As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenue or contribute positively to our earnings.

Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume, product quality, timeliness and pricing requirements, and our ability to achieve the divesting company’s expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we currently are consulting with our employees and their representatives on our intentions to realign our manufacturing capacity in certain higher cost geographies. Based on preliminary analyses, we currently estimate that the intended realignment could result in restructuring and impairment charges in the range of $200.0 million to $250.0 million primarily related to costs associated with plant closures and headcount reductions. While the formal plans are subject to consultation with employees and their representatives and approval by our Board of Directors, we currently expect a significant portion the restructuring charge to be recorded in the fourth quarter of fiscal year 2006. If we incur additional restructuring related charges, our financial condition and results of operations may suffer.

Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions (particularly in locations outside of the United States)), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.

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

We have increased our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we now offer design services related to collaborative design manufacturing and turnkey solutions. Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. With the growth of our design services business, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims, and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims, and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products.

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

We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product. Our procurement and inventory management activities may also be adversely impacted, as we may need to maintain inventories of two versions of a component, one for industries covered by these new requirements and one for industries not covered.

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

At May 31, 2006, our executive officers, directors and certain of their family members collectively beneficially owned 13.1% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

Our credit rating is subject to change.

Our credit is rated by credit rating agencies. For example, our 5.875% Senior Notes are rated BBB- by Fitch Ratings, Baa3 by Moody’s Investor Service (“Moody’s”), and BBB- by Standard and Poor’s Rating Service (“S&P”), which are all considered “investment grade” debt. In response to our earnings release for our third quarter of fiscal year 2006, Moody’s revised its outlook to negative. If in the future our credit rating is downgraded by Moody’s and S&P so that our 5.875% Senior Notes are no longer considered “investment grade” debt, such a downgrade may increase our cost of capital should we borrow under our revolving credit facilities. Additionally, a downgrade of our credit rating with two or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

We are subject to risks of currency fluctuations and related hedging operations.

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include an annual report on internal control over financial reporting reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to, and report on, management’s assessment of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2005. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The aggregate notional amount of outstanding contracts at May 31, 2006 was $513.8 million. The fair value of these contracts amounted to a $2.0 million asset recorded in prepaid and other current assets and a $9.1 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than five months, with six months being the maximum term of the contracts outstanding at May 31, 2006. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Malaysian ringgit, Mexican pesos, Polish zloty, Singapore dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2006, the outstanding amount in the investment portfolio was $0.7 million, comprised mainly of money market funds with an average return of 4.6%.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver and our 0.6 billion Japanese yen credit facility. There were no borrowings outstanding under these revolving credit facilities at May 31, 2006.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There was 21.3 million Euro (approximately $27.3 million based on currency exchange rates at May 31, 2006) outstanding under this loan agreement at May 31, 2006.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and – An adverse change in the interest rates for our borrowings could adversely affect our financial condition.”

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

Changes in Internal Controls

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were effective for our fiscal year ended August 31, 2005. In order to comply with the Act, we conducted a comprehensive effort to document and test internal controls over financial reporting. Although we received an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2005, our internal control documentation and testing efforts remain ongoing to ensure continued compliance with the Act. During the course of these activities, we identified certain internal control issues which management believes should be improved. However, we did not identify any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

On March 31, 2006, we acquired Celetronix. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ending August 31, 2006 will not include the internal controls over financial reporting of the acquired operations of Celetronix. Celetronix is included in our consolidated financial statements at May 31, 2006 and for the period from March 31, 2006 to May 31, 2006. From the acquisition date to May 31, 2006, the processes and systems of the acquired operations were discrete and did not significantly impact internal controls over financial reporting of our other consolidated subsidiaries. Management intends to conduct testing and diligence as part of its ongoing integration efforts; however, no material weaknesses in the design of Celetronix’s internal controls over financial reporting have come to the attention of management.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of the Company, naming the Company as a nominal defendant, and naming certain of its officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of its Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were the Company’s previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). The Initial Action alleged that the named defendant officers and directors breached certain of their fiduciary duties to the Company in connection with certain stock option grants between August 1998 and October 2004. Specifically, it alleges that the defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of the Company’s Board of Director Audit or Compensation Committee, at the behest of the Officer Defendants, backdated Company stock option grants to make it appear they were granted on a prior date when the Company’s stock price was lower The Initial Action alleged that such alleged backdated options unduly benefited the Officer Defendants, resulted in the Company issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Initial Action also sought to have the Defendant Officers disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.

Subsequent to the filing of the Initial Action, on May 2, 2006, the Company was notified by Staff of the SEC of an informal inquiry concerning the Company’s stock option grants. On May 3, 2006, the Company’s Board of Directors had a meeting, which had been arranged prior to the SEC contacting the Company, to discuss the Initial Action. At that meeting, the Board appointed a Special Committee of the Company’s Board to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Case, along with two additional law firms, a purported shareholder of the Company, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “Actions”). On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. The Plaintiffs in the Actions have moved to consolidate the two actions.

The Special Committee of the Board is in the process of conducting its investigation and analysis of the claims asserted in the derivative action. The Company is cooperating fully with the Board’s Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot predict what effect such investigations may have See “Risk Factors - We are involved in investigations of our historical stock option grant practices.”

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

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.6.5(6)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement

10.20(5)	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.21(6)	—	Amendment No. 5 to Receivables Purchase Agreement dated as of February 21, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.22(6)	—	Amendment No. 1 to Receivables Sale Agreement dated as of February 21, 2006 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date: July 6, 2006	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President/CEO

Date: July 6, 2006	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.