Form 10-K
period 2006-08-31
JABIL CIRCUIT INC
filed 2007-05-15
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-14063

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2007 was approximately $4.9 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on April 20, 2007, was 205,981,056. The Registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

JABIL CIRCUIT, INC.

2006 FORM 10-K ANNUAL REPORT

Explanatory Note

This Annual Report on Form 10-K contains the restatement of our Consolidated Balance Sheet as of August 31, 2005 and our Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity and Cash Flows for the years ended August 31, 2005 and 2004, and Selected Consolidated Financial Data as of and for the years ended August 31, 2005, 2004, 2003 and 2002, and for each of the four quarters in the period ended August 31, 2005.

As previously disclosed, we are involved in shareholder derivative and purported securities class action lawsuits and have received inquiries from the government regarding certain of our historical stock option grants. In light of these developments, through our legal counsel assisted by accounting advisors, we undertook a review of certain of our historical stock option grant practices. Separately, a Special Committee of our Board of Directors was also appointed to review the allegations in the derivative actions.

The Special Committee concluded, as previously announced, that there was no merit to allegations that our officers issued themselves backdated stock options or attempted to cause others to issue them. In addition, the Special Committee concluded that it is not in our best interests to pursue the derivative actions and will assert that position on the Company’s behalf in each of the pending derivative lawsuits. The Special Committee’s review, and our internal review, identified certain errors in the ways in which we accounted for certain option grants. These errors, which are described more fully below, generally fall into one of three categories. First, there were situations in which we incorrectly identified the “measurement date” used to establish the exercise price for option grants. These situations, for the most part, occurred because we believed that a grant was “final” when, in fact, the identities of grant recipients or the number of options they were to receive had not yet been established with certainty. Under the applicable accounting literature, we should not have identified a measurement date until the grant was final.

Second, there was one situation in which a grant to a large number of non-executive employees was finalized but, before the options could be distributed, the price of the underlying stock fell significantly. Because we did not wish to issue these employees “underwater” options, we cancelled those options and issued new ones. Under the applicable accounting literature, we should have treated the subsequent grant as a repricing of the first grant, and applied variable accounting for the life of these grants.

Third, we retained as a consultant an individual who served on the Board of Directors, and awarded him options as compensation for his performance for those consulting services. The applicable accounting literature required that we account for options granted to a consultant differently from the way that we account for options granted to an employee, which we failed to do.

Our consolidated retained earnings as of August 31, 2005 incorporates an aggregate of approximately $41.1 million in incremental stock-based compensation charges relating to fiscal years 1996 through 2005. This charge is net of a $13.2 million tax benefit related to the restatement adjustments. Of the gross $54.3 million of incremental compensation charges for fiscal years 1996 through 2005, approximately $48.9 million was related to options granted to employees who were neither our executive officers nor our directors at the time the grants were made and approximately $1.7 million related to various options granted to individuals who were our executive officers or directors at the time the grants were made. The remaining $3.7 million related to options granted to a director over a period of five years for his providing consulting services to us related to our merger and acquisition activities. In that instance, we failed to recognize that the applicable accounting guidance requires different treatment of grants issued to individuals acting as consultants and recorded part, but not all, of the expense associated with those grants.

In those cases in which we previously used a measurement date that we now have determined should not have been used, we have developed and applied a methodology to remeasure those stock option grants and record the relevant charges. For more information on our restatement, see Item 7, “Management’s Discussion of

Financial Condition and Results of Operations – Stock Option Litigation and Restatement of Consolidated Financial Statements” and Note 2 – “Stock Option Litigation and Restatements” to our Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

All financial information contained in this Annual Report on Form 10-K gives effect to the restatements of our Consolidated Financial Statements as described above. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 1996 through 2005. Financial information included in reports that we previously filed or furnished for the periods from September 1, 1995 through August 31, 2005 should not be relied upon and are superseded by the information in this Annual Report on Form 10-K.

As we have previously disclosed, our review of our historical stock option practices led us to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if we properly recognized revenue associated with those transactions. The Audit Committee of our Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with two customers that occurred during this period. In the course of the review, an additional transaction was identified and the Audit Committee included it in the scope of its review. The review concluded that in one of the three transactions there was inadequate documentation to support our recognition in the third quarter of fiscal year 2001 of $6.0 million ($4.0 million after-tax) of revenues we received from a particular customer in fiscal year 2001. Although we had a contractual basis to receive the revenues that were paid to us in fiscal year 2001, we subsequently acquiesced in the second quarter of fiscal year 2002 to the customer’s request to refund the money. The Audit Committee’s review determined that there was no direct evidence that anyone at the Company intentionally made or caused false accounting entries to be made in connection with either the receipt of or repayment of these funds. We have evaluated the overstatement of net income by approximately $4.0 million in fiscal year 2001 and understatement of net income in fiscal year 2002 by the same amount and concluded, considering both qualitative and quantitative factors, that the impact on those years was immaterial. However, because we have also reflected immaterial amounts of additional stock option related expense for 2002 (and other years) in the Selected Financial Data in Item 6 of this Form 10-K, we are also reducing our expense for fiscal year 2002 in the Selected Financial Data in Item 6 of this Form 10-K to reflect the immaterial accounting error associated with these events. Since the time of the events at issue, we have substantially improved our internal audit and financial reporting functions and have increased the number and the level of expertise of personnel dedicated to such functions. The Company’s Board of Directors is evaluating whether additional changes should be made in light of the findings of the reviews of historical revenue recognition and stock option practices.

PART I

Item 1.	Business

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants being conducted by governmental authorities and related litigation and any ramifications thereof;

•	variability of operating results;

•	our ability to effectively address certain operational issues that have adversely affected certain of our US operations;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•

our ability to take advantage of our past and current restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, ability to service customers and labor relations;

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics and mechanical design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage, and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Based on net revenue for the fiscal year ended August 31, 2006, our largest customers currently include Agilent Technologies, Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, NEC Corporation (“NEC”), Nokia Corporation, Royal Philips Electronics (“Philips”), Tellabs, Inc., and Valeo S.A. (“Valeo”). For the fiscal year ended August 31, 2006, we had net revenues of approximately $10.3 billion and net income of approximately $164.5 million.

We offer our customers electronics and mechanical design, production, product management and after-market solutions that are responsive to their manufacturing needs. Our business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct-order fulfillment and configure-to-order; and

•	after-market services.

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion.

Green Point specializes in the design and production of advanced plastics and metals for the mobile products market. We acquired these operations to enhance our position in the mobile products market and to offer end-to-end capability with long-term growth prospects.

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronics and mechanical design, production, product management and after-market services. To achieve this objective, we continue to pursue the following strategies:

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

•

Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Hungary, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, and Ukraine to increase our European, Asian and Latin American presence.

•

Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•

Pursue Selective Acquisition Opportunities. Companies have continued to divest internal manufacturing operations to manufacturing providers such as Jabil. In many of these situations, companies enter into a customer relationship with the manufacturing provider that acquires the operations. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations, but also pursuing manufacturing, after-market services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our geographic footprint and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We may not achieve expected profitability from our acquisitions.”

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

•

Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate worldwide financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority (within high-level parameters set by executive management) to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•

Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•

Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Risk Factors – Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.”

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

•	Industrial Design Services. Our industrial design team assists in designing the “look and feel” of the plastic and metal enclosures that house printed circuit board assemblies (“PCBA”) and systems.

•

Mechanical Design. Our mechanical engineering design team specializes in three-dimensional design and analysis of electronic and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

•

Computer-Assisted Design. Our computer-assisted design (“CAD”) team provides PCBA design services using advanced CAD/computer-assisted engineering tools, PCBA design testing and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCBA design. We believe that our CAD services result in PCBA designs that are optimized for manufacturability and cost, and accelerate the time-to-market and time-to-volume production.

•	Product Validation. Our product validation team provides complete product and process validation. This includes system test, product safety, regulatory compliance and reliability.

•

Product Solutions. Our product solutions efforts are focused on providing system-based solutions to engineering problems and challenges on the design of new technologies and concepts in specific growth areas as a means of expanding our customer relationships.

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Shanghai and Huangpu, China; St. Petersburg, Florida; Jena, Germany; Mumbai, India; Tokyo, Japan; Penang, Malaysia; Auburn Hills, Michigan; and Hsinchu, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

As we increase our efforts to offer design services, we are exposed to different or greater potential liabilities than those we face from our regular manufacturing services. See “Risk Factors – Our increasing design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenue necessary to profit from these services.”

Our Systems Assembly, Test, Direct-Order Fulfillment and Configure-to-Order Services

We offer systems assembly, test, direct-order fulfillment and configure-to-order services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBAs. We maintain systems assembly capacity to meet the increasing demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the PCBAs, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to try to ensure that our products meet or exceed required customer specifications. We also offer direct-order fulfillment and configure-to-order services for delivery of final products we assemble for our customers.

Our After-Market Services

As an extension of our manufacturing model and an enhancement to our total global solution, we offer after-market services from strategic hub locations. Jabil after-market service centers provide warranty and repair services to certain of our manufacturing customers. We have the ability to service our customers’ products following completion of the traditional manufacturing and fulfillment process.

Our after-market service centers are located in: Sao Paulo, Brazil; Shanghai, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Louisville, Kentucky; Penang, Malaysia; Reynosa, Mexico; Amsterdam, the Netherlands; Bydgozcz, Poland; Memphis, Tennessee; and Round Rock and McAllen, Texas.

Technology

We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our research and development (“R&D”) efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies. These technologies include surface mount technology, high-density ball grid array, chip scale packages, flip chip/direct chip attach, advanced chip-on-board, thin substrate processes, reflow solder of mixed technology circuit boards, lead-free processing, densification, radio frequency process optimization, and other testing and emerging interconnect technologies. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

To meet our customers’ increasingly sophisticated needs, we continually engage in R&D activities. These activities include design of the PCBA, mechanical design and the related production design necessary to manufacture the PCBA in the most cost-effective and reliable manner.

We are engaged in the R&D of new reference and product designs including networking and server products, cell phone products, wireless and broadband access products, consumer products and storage products. We are also engaged in internal R&D efforts, which focus on new optical, test engineering, radio frequency and wireless failure analysis technologies.

For fiscal years 2006, 2005 and 2004, we expended $35.0 million, $22.5 million and $13.8 million, respectively, on R&D activities.

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

	Fiscal Year Ended August 31,
	2006	2005	2004
Nokia Corporation	21%	13%	*
Royal Philips Electronics	12%	14%	18%
Hewlett-Packard Company	*	10%	*
Cisco Systems, Inc.	*	*	12%

*	less than 10% of net revenue

Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Fiscal Year Ended August 31,
	2006	2005	2004
Consumer	36%	29%	25%
Instrumentation and medical	17%	16%	12%
Networking	13%	15%	20%
Computing and storage	12%	12%	13%
Peripherals	7%	8%	6%
Telecommunications	6%	9%	11%
Automotive	5%	7%	8%
Other	4%	4%	5%

	100%	100%	100%

In fiscal year 2006, 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industry sectors have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry sector in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management and after-market services ordered from us. We cannot provide assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of design, production, product management and after-market services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing, design and/or after-market service facilities in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, and Ukraine.

Our European facilities located in Austria, Belgium, England, France, Germany, Hungary, Italy, the Netherlands, Poland, Scotland, and Ukraine, provide European and multinational customers with design, manufacturing and after-market services to satisfy their local market consumption requirements.

Our Asian facilities, located in China, India, Japan, Malaysia, Singapore, and Taiwan, enable us to provide local manufacturing and design services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

Our Latin American facilities, located in Mexico, enable us to provide a low cost manufacturing source for new and existing customers. Our Latin American facilities, located in Brazil, provide customers with manufacturing and after-market services to satisfy their local market consumption requirements.

See “Risk Factors – We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Business Segments

We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions – the Americas, Europe, and Asia – to reflect how we manage our business. We have also created a separate segment for our service groups, independent of our geographic region segments. See Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Competition

Our business is highly competitive. We compete against numerous domestic and international electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International, Hon-Hai Precision Industry Co., Ltd., Plexus Corp., Sanmina – SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than we do. We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing.

We believe that the primary basis of competition in our targeted markets is manufacturing capability, price, manufacturing quality, advanced manufacturing technology, design expertise, time-to-volume production, reliable delivery, and regionally dispersed manufacturing. Management believes we currently compete favorably with respect to these factors. See “Risk Factors – We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture all of their products internally.”

Backlog

Our order backlog at August 31, 2006 was approximately $3.1 billion, compared to backlog of $2.3 billion at August 31, 2005. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages may substantially curtail production of assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, particularly of memory and logic devices. Such shortages have produced insignificant levels of short-term interruption of our operations, but we cannot assure you that such shortages, if any, will not have a material adverse effect on our results of operations in the future. See “Risk Factors – We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”

Proprietary Rights

We regard our manufacturing processes and electronic designs as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of trade secret laws; non-disclosure agreements with our customers, employees, and suppliers; our internal security systems; confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our intellectual property, misappropriation may still occur. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively modest but growing number of solely owned and jointly held patents in various technology areas, and we believe that our evolving business practices and industry trends may result in continued growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other important factors include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

We license some technology and intellectual property rights from third parties that we use in providing manufacturing and design services to our customers. We believe that such licenses are generally available on commercial terms from a number of licensors. Generally, the agreements governing such technology and intellectual property rights grant us non-exclusive, worldwide licenses with respect to the subject technology and terminate upon a material breach by us.

We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties assert valid infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise; The success of our turnkey activity depends in part on our ability to obtain, protect, and leverage intellectual property rights to our designs; and Intellectual property infringement claims against our customers or us could harm our business.”

Employees

As of April 10, 2007, we had approximately 74,000 full-time employees, compared to approximately 40,000 full-time employees at October 17, 2005. The increase in the number of employees is due to acquisitions consummated in fiscal year 2006, the subsequent merger with Taiwan Green Point Enterprises Co. Ltd (“Green Point”) and the addition of employees to satisfy increased customer demand requirements. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for discussion surrounding the Green Point merger. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue; segment income and reconciliation of income before income taxes; and property, plant and equipment set forth in Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Environmental

We are subject to a variety of federal, state, local and foreign environmental regulations that relate to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, or that require design changes to and recycling of products we manufacture. We believe that we are currently in substantial compliance with all material environmental regulations. However, from time to time, new regulations are enacted, such as two relatively recently enacted European Union directives, and it can be difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with such regulations as they are enacted. Any failure to comply with present and future regulations could subject us to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations, including expenses associated with the recall of any non-compliant product. See “Risk Factors – Compliance or the failure to comply with current and future environmental regulations could cause us significant expense.”

Executive Officers of the Registrant

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors.

Forbes I.J. Alexander (age 46) was named Chief Financial Officer in September 2004. Alexander joined Jabil in 1993 as Controller of Jabil’s Scotland facility and was promoted to Assistant Treasurer in April 1996. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Alexander was

Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Alexander is a Fellow at the Chartered Institute of Management Accountants. He holds a B.A. in Accounting from Dundee College, Scotland.

Scott Brown (age 45) was named Senior Vice President, Jabil Technology Services in November 2006. Brown joined Jabil as a Project Manager in November 1988 and was promoted to Vice President, Corporate Development in September 1997. Brown then served as Senior Vice President, Strategic Planning from November 2000 to October 2002, and as Executive Vice President from November 2002 to October 2006. Prior to joining Jabil, Brown was a financial consultant with Merrill Lynch & Co., Inc. in Bloomfield Hills, Michigan. He holds a B.S. in Economics from the University of Michigan.

Sergio Cadavid (age 51) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Cadavid was Assistant Treasurer – Director Global Enterprise Risk Management for Owens-Illinois, Inc. in Toledo, Ohio. Cadavid joined Owens–Illinois, Inc. in 1988 and held various financial positions in the United States, Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. Cadavid holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Meheryar “Mike” Dastoor (age 41) was named Controller in June 2004. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific. Prior to joining Jabil, Dastoor was a Regional Financial Controller for Inchcape PLC. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Wesley “Butch” Edwards (age 54) was named Senior Vice President, Strategic Operations in November 2000. Edwards joined Jabil as Manufacturing Manager of Jabil’s Michigan facility in July 1988 and was promoted to Operations Manager of the Florida facility in July 1989. Edwards was named Vice President, Operations in May 1994 and was promoted to Senior Vice President, Operations in August 1996. He holds a B.A. and an M.B.A. from the University of Florida.

John Lovato (age 46) was named Senior Vice President for Europe in September 2004. Lovato joined Jabil in 1990 as a Business Unit Manager, served as General Manager of Jabil’s California facility and in 1999 was named Vice President, Global Business Units. Lovato was then named Senior Vice President, Business Development in November 2002. Before joining Jabil, Lovato held various positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

Timothy L. Main (age 49) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Main was a commercial lending officer, international division for the National Bank of Detroit. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

Joseph A. McGee (age 44) was named Senior Vice President, Global Business Development in September 2004. McGee joined Jabil in 1993 as a Business Unit Manager at Jabil Scotland and has served as Director of Business Development, Jabil Malaysia and General Manager, Jabil California. Since October 2000, McGee has served as Vice President, Global Business Units. Prior to joining Jabil, McGee held positions with Sun Microsystems and Philips. McGee earned a PhD in Thermodynamics and Fluid Mechanics and a B.S. in Mechanical Engineering from the University of Strathclyde and holds an MBA from the University of Glasgow.

Mark Mondello (age 42) was promoted to Chief Operating Officer in November 2002. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 38) was named Senior Vice President, Regional President for Asia in September 2004. Muir joined Jabil in 1992 as a Quality Engineer and has served in various management positions including Senior Director of Operations for Jabil Florida, Michigan, Guadalajara and Chihuahua; was promoted to Vice President, Operations – Americas in February 2001 and was named Vice President, Global Business Units in November 2002. In 1992, Muir earned a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 50) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Paver was a partner with the law firm of Holland & Knight in St. Petersburg, Florida. Paver served as an adjunct professor of law at Stetson University College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

William E. Peters (age 43) was named Senior Vice President, Regional President for the Americas in September 2004. Peters joined Jabil in 1990 as a buyer, was promoted to Purchasing Manager and in 1993 was named Operations Manager for Jabil’s Michigan facility. Peters served as Vice President, Operations from January 1999 and was promoted to Senior Vice President, Operations in November 2000. Prior to joining Jabil, Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Courtney J. Ryan (age 37) was named Senior Vice President, Global Supply Chain in September 2004. Ryan joined Jabil in 1993 as a Quality Engineer and has held various managerial positions, including Workcell Manager, Business Unit Manager, Operations Manager and served as a Vice President, Operations – Europe since February 2001. Ryan holds a B.S. in Economics and an MBA from the University of Florida.

Item 1A.	Risk Factors

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand in our customers’ end markets;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results.”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

For the fiscal year ended August 31, 2006, our five largest customers accounted for approximately 52% of our net revenue and 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or after-market services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and after-market services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and after-market services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business – Customers and Marketing” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In particular, one of the industries to which we provide services, the automobile industry, has recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty, if experienced by one or more of our customers, may negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

We are involved in reviews of our historical stock option grant practices.

As described elsewhere herein, we are involved in shareholder derivative actions, a putative shareholder class action and a Securities and Exchange Commission (the “SEC”) Informal Inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, an independent Special Committee of our Board of Directors (the “Special Committee”) was appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the Special Committee, the SEC and the U.S Attorney’s office. The Special Committee has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement. The investigations of the SEC and the U.S. Attorney’s office may look at the accuracy of the stated dates of our historical option grants, the Company’s disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations. Regardless of the outcomes of the investigations, we will continue to incur substantial costs and the investigations will cause a diversion of our management’s time and attention, which could have a material adverse effect on our financial condition and results of operations. We can not provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements has resulted in expanded litigation and regulatory proceedings against us and may result in future litigation, which could have a material adverse effect on us.

On May 3, 2006, the Board of Directors established the Special Committee, to conduct a review of our historical stock option granting practices during fiscal years 1996 through 2006. As described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements, as a result of that review and management’s undertaking of a separate review of our historical stock option grant practices, we have identified a number of occasions in which stock option awards that were granted to officers, employees and a non-employee contract director were not properly accounted for. To correct these accounting errors, we have restated prior year and prior quarter Consolidated Financial Statements and disclosures in this Form 10-K for the fiscal year ended August 31, 2006. The review of our historical stock option granting practices and the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part I, Item 3 – “Legal Proceedings,” we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation, the SEC Inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we have reached. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, as a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filing of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to register our securities on Form S-3 for sale of our securities by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date we become current on those filings. Until then, we would have to use a Form S-1 registration statement to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We are involved in a review of our recognition of revenue for certain historical transactions.

As described in the Explanatory Note immediately preceding Part I of this Form 10-K, our Audit Committee of our Board of Directors, assisted by independent legal counsel, reviewed certain historical transactions, and concluded that, while the impact was not material, accounting errors occurred in connection with recognizing certain income and expenses such that our consolidated earnings for fiscal year 2001 were lower by an immaterial amount than what was previously reported and our consolidated earnings for fiscal year 2002 included in the five year table herein Item 6 – “Selected Financial Data” has been revised upward by a similar amount. The Audit Committee’s and legal counsel’s findings were presented to the SEC. We intend to continue to cooperate fully with the SEC’s review of these matters. However, we cannot predict the extent or the outcome of such review. In addition, future litigation and regulatory investigation or action may arise in connection with these revenue recognition issues. We cannot assure you that the determinations reached by the SEC, or reached in any future litigation or regulatory action, will be consistent with our conclusions on these issues. If we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse affect on our business, financial condition, results of operation and cash flows. In addition, regardless of the final outcomes of any of these matters, the conduct and resolution of such matters could be sufficiently time-consuming, expensive and distracting to our management team which could adversely affect our business, financial condition, results of operations and cash flows.

Consolidation in industries that utilize electronics components may adversely affect our business.

Consolidation in industries that utilize electronics components may further increase as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

Our customers face numerous competitive challenges, such as rapid technological change and short life cycles for their products, which may materially adversely affect their business, and also ours.

Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

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

•	Recessionary periods in our customers’ markets.

•	Increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers.

•	New product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

If our customers are unsuccessful in addressing these competitive challenges, or any others that they may face, then their business may be materially adversely affected, and as a result, the demand for our services could decline.

The success of our business is dependent on both our ability to independently keep pace with technological changes and competitive conditions in our industry, and also our ability to effectively adapt our services in response to our customers keeping pace with technological changes and competitive conditions in their respective industries.

If we are unable to offer technologically advanced, cost effective, quick response manufacturing services, demand for our services will decline. In addition, if we are unable to offer services in response to our customer’s changing requirements, then demand for our services will also decline. A substantial portion of our net revenue is derived from our offering of complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net revenue may significantly decline.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, and we may experience such effects in the future. A business downturn resulting from any of these external factors could have a material adverse effect on our operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Backlog.”

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International, Hon-Hai Precision Industry Co., Ltd., Plexus Corp., Sanmina-SCI Corporation and Solectron Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than us. These competitors may:

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business – Competition.”

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

We derived 82.3% of net revenue from international operations in fiscal year 2006 compared to 83.8% in fiscal year 2005. We currently expect our revenue from international operations to increase as a percentage of net revenue due to expansion in China, Eastern Europe, India and Taiwan. We currently operate outside the United States in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Bergamo and Marcianise, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu and Taichung, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	political and economic instability;

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	coordinating our communications and logistics;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to those policies;

•	governmental restrictions on the transfer of funds to us from our operations outside the United States;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction.

In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks. These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

If we do not manage our growth effectively, our profitability could decline.

We are currently experiencing a period of rapid growth in our operations, revenues and employees. These changes have placed considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively will require us to continue to implement and improve these systems; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not achieve expected profitability from our acquisitions.

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to consummate or, if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

•

Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of additional equity securities; (6) the incurrence of additional debt; (7) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and the amortization of other intangible assets; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close facilities at our cost.

•

Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the risk that key employees of the acquired businesses will leave after the acquisition; (7) unforeseen difficulties in the acquired operations; and (8) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

As we expand the scope of our acquisition opportunities beyond those primarily consisting of customers (or potential customers) seeking to divest internal manufacturing operations to manufacturing providers such as us, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. In particular, the scope of potential liabilities we may have to take on in such acquisitions, as well as the financial benefits expected to be associated with such acquisitions, become less certain.

We have acquired and will continue to pursue the acquisition of manufacturing and supply chain management operations. In these acquisitions, the divesting company will typically enter into a supply arrangement with the acquirer. Therefore, the competition for these acquisitions is intense. In addition, certain divesting companies may choose not to consummate these acquisitions with us because of our current supply arrangements with other companies or may require terms and conditions that may impact our profitability. If we are unable to attract and consummate some of these acquisition opportunities at favorable terms, our growth and profitability could be adversely impacted.

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

Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume, product quality, timeliness, and pricing requirements, and our ability to achieve the divesting company’s expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

We face risks arising from the restructuring of our operations.

Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities: moving production between facilities, closing facilities, reducing staff levels, realigning our business processes, and reorganizing our management.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we recently initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges in the range of $200.0 million to $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. We expect additional costs related to the restructuring plan to be incurred over the course of fiscal year 2007 and 2008. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

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

Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of memory and logic devices. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”

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

Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we establish or acquire, we may not be able to maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain our engineering, technological and manufacturing expertise, could have a material adverse effect on our business.

If our manufacturing processes and services do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our services may decline and we may be subject to liability claims.

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

Our increasing design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

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

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites, excluding the announced Green Point acquisition sites, and in our corporate location. We are in the process of installing this system in certain of our remaining plants, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

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

For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), for implementation in European Union member states. RoHS and WEEE regulate the use of certain hazardous substances in, and require the collection, reuse and recycling of waste from certain products we manufacture. We are aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries, such as Japan and China. RoHS and WEEE are in the process of being implemented by individual countries in the European Union. It is likely that each jurisdiction will interpret RoHS and WEEE differently as they each implement them. We will continue to monitor RoHS and WEEE guidance as it is announced by individual jurisdictions to determine our responsibilities. The incomplete guidance available to us to date suggests that in many instances we will not be directly responsible for compliance with RoHS and WEEE, but that such regulations will likely apply directly to our customers. However, because we manufacture the products and may provide design, including collaborative design services and turnkey solutions, and compliance-related services for our customers, we may at times become contractually or directly subject to such regulations. Also, final guidance from individual jurisdictions may impose different or additional responsibilities upon us. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in countries in the European Union, and other regions that adopt similar legislation.

Certain of our existing stockholders have significant control.

At August 31, 2006, our executive officers, directors and certain of their family members collectively beneficially owned 13.3% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.9%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax incentives with respect to certain operations will expire within the next four years. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Our credit rating has recently been downgraded by one of our rating agencies and is subject to further change.

Our credit is rated by credit rating agencies. As of November 13, 2006, our 5.875% Senior Notes were rated BBB- by Fitch Ratings (“Fitch”), Baa3 by Moody’s Investor Service (“Moody’s”), and BBB- by Standard and Poor’s Rating Service (“S&P”), which are all considered “investment grade” debt. In response to our earnings release for our third quarter of fiscal year 2006, Moody’s revised its outlook to negative. Subsequently, in response to our announcement of the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) tender offer and the announcement that we were restating prior fiscal periods to reflect additional stock-based compensation expense, S&P and Fitch each revised their respective outlooks to negative and Moody’s placed our ratings on review for possible downgrade. Further, on February 27, 2007, Moody’s downgraded our 5.875% Senior Notes to a rating of Ba2 and our corporate family rating to a Ba1 due to the related implications of the delayed filing of our Annual Report on Form 10-K, the stock-based compensation investigation being performed by the Special Committee, increased levels of projected cash needs and the risks associated with the Green Point acquisition, as well as increased levels of debt. See Note 2 – “Stock Option Litigation and Restatements” and Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion on these events. Although the 5.875% Senior Notes continue to be considered “investment grade” debt by S&P and Fitch, the 5.875% Senior Notes are no longer considered “investment grade” debt by Moody’s. The downgrade by Moody’s has increased our cost of capital for borrowings under our revolving credit facilities. Additionally, a further downgrade of our credit rating by two or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.

For more than five years, we have financed our operations, capital expenditures and acquisitions with cash flow from operations and indebtedness. As of April 30, 2007, our long-term debt obligations consisted of $871.0 million outstanding under our Bridge Facility, $372.0 million outstanding under our Unsecured Revolver, $300 million outstanding under our 5.875% Senior Notes outstanding and approximately $179.0 outstanding under various bank loans to certain of our foreign subsidiaries. We are currently actively seeking a refinancing of our Bridge Facility. We also have a temporary waiver under our Bridge Facility and Unsecured Revolver of our obligation to file our Quarterly Reports on Form 10-Q with the SEC until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. We have also obtained amendments to our Bridge Facility and Unsecured Revolver that allow us to increase the level of our indebtedness to EBITDA ratio, through May 31, 2007, to allow for a greater level of debt to be outstanding to be incurred during the specified periods. We currently anticipate that in order to pay the principal of our Bridge Facility by the maturity date on December 20, 2007, we will have to refinance at least some of our indebtedness and possibly issue additional equity securities. There can be no assurance that we will be able to refinance our indebtedness on attractive terms and conditions, or that we will be able to obtain additional debt financing to repay the entire amount of indebtedness that may become due. If we are unable to refinance indebtedness that is due by incurring other debt, we may be required to issue additional equity securities assets. If we are required to sell equity securities, investors who hold our Common Stock may have their holdings diluted. There can be no assurance as to the terms and prices at which we will be able to sell additional equity securities or that we will be able to sell additional equity securities at all.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

We could incur a significant amount of debt in the future.

We currently have the ability to borrow up to $500.0 million under our Unsecured Revolver. In addition, we negotiated a $1.0 billion unsecured bridge credit agreement (the “Bridge Facility”) with a syndicate of banks on December 21, 2006. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion on the Bridge Facility. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

We have recorded intangible assets, including goodwill, which are attributable to business acquisitions. We are required to perform goodwill and intangible asset impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

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

Our shareholder rights plan, provisions of our amended certificate of incorporation and the Delaware Corporation Laws may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions may adversely impact our shareholders because they may decrease the possibility of a transaction in which our shareholders receive an amount of consideration in exchange for their shares that is at a significant premium to the then current market price of our shares. These provisions include:

•	a “poison pill” shareholder rights plan;

•	a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.

Changes in the securities laws and regulations have increased, and are likely to continue to increase our costs.

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue for the foreseeable future. These developments have made it more difficult and more expensive for us to obtain director and officer liability insurance, and have faced accepting reduced coverage or incurring substantially higher costs to obtain coverage. All of these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in timely manner.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2007 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include an annual report on internal control over financial reporting reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to, and report on, management’s assessment of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2006. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

In addition, we have spent a significant amount of resources in complying with Section 404’s requirements. For the foreseeable future, we will likely continue to spend substantial amounts complying with Section 404’s requirements, as well as improving and enhancing our internal control over financial reporting.

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

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments from the SEC staff regarding our periodic or current reports under the Act.

Item 2.	Properties

We have manufacturing, after-market services, design and support operations located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2006:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Auburn Hills, Michigan	207,000	Owned	Manufacturing, Design
Auburn Hills, Michigan	12,000	Leased	Support
Billerica, Massachusetts (1)	503,000	Leased	Prototype Manufacturing
Louisville, Kentucky	138,000	Leased	After-market
McAllen, Texas	140,000	Leased	After-market
Memphis, Tennessee	1,346,000	Leased	Manufacturing, After-market
Poughkeepsie, New York	24,000	Leased	Manufacturing
Poway, California	112,000	Leased	Manufacturing
Round Rock, Texas	105,000	Leased	After-market
San Jose, California (1)	281,000	Leased	Prototype Manufacturing
Simi Valley, California	35,000	Leased	Support
St. Joe, Michigan	5,000	Leased	Support
St. Petersburg, Florida	308,000	Leased	Manufacturing, Support
St. Petersburg, Florida	299,000	Owned	Manufacturing, Design, After-market, Support
Tempe, Arizona	191,000	Owned	Manufacturing
Belo Horizonte, Brazil	71,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing
Guadalajara, Mexico	363,000	Owned	Manufacturing
Manaus, Brazil	386,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	After-market
Reynosa, Mexico	443,000	Leased	Manufacturing, After-market
Sao Paulo, Brazil	35,000	Leased	After-market
Tijuana, Mexico (3)	63,000	Leased	Support

Total Americas	6,502,000

Chennai, India	45,000	Owned	Manufacturing
Gotemba, Japan	138,000	Leased	Manufacturing
Hsinchu, Taiwan	21,000	Leased	Design
Huangpu, China	1,890,000	Owned	Manufacturing, Design, Support
Mumbai, India	219,000	Leased	Manufacturing, Design
Penang, Malaysia	1,098,000	Owned	Manufacturing, Design, After-market
Pune, India	11,000	Leased	Support
Ranjangaon, India	858,000	Owned	Manufacturing
Shanghai, China	360,000	Owned	Manufacturing, Design, After-market
Shenzhen, China	290,000	Leased	Manufacturing, Support
Singapore City, Singapore	94,000	Leased	Manufacturing
Suzhou, China (1)	67,000	Leased	Manufacturing
Tokyo, Japan	4,000	Leased	Design, Support
Wuxi, China	453,000	Owned	Manufacturing

Total Asia	5,548,000

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Amsterdam, The Netherlands	90,000	Leased	After-market
Ayr, Scotland	253,000	Leased	Manufacturing
Bergamo, Italy	76,000	Leased	Manufacturing
Brest, France	365,000	Owned	Manufacturing
Bruges, Belgium (2)	116,000	Leased	Manufacturing
Bydgoszcz, Poland	75,000	Leased	After-market
Coventry, England	46,000	Leased	After-market, Support
Dublin, Ireland (2)	72,000	Leased	After-market
Eindhoven, The Netherlands	3,000	Leased	Support
Genova, Italy	4,000	Leased	Support
Hasselt, Belgium	81,000	Leased	Prototype Manufacturing, Design
Jena, Germany	8,000	Leased	Design
Kwidzyn, Poland	401,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing
Lunel, France	20,000	Leased	Manufacturing
Marcianise, Italy	262,000	Leased	Manufacturing
Meung-sur-Loire, France	111,000	Leased	Manufacturing
Szombathely, Hungary	208,000	Leased	Manufacturing
Szombathely, Hungary	198,000	Owned	After-market
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Uzhgorod, Ukraine	99,000	Leased	Manufacturing
Vienna, Austria	185,000	Leased	Prototype Manufacturing, Design

Total Europe	3,212,000

Total Facilities at August 31, 2006	15,262,000

(1)	A portion of this facility is no longer used in our business operations.
(2)	This facility is no longer used in our business operations.
(3)	This facility is no longer used in our business operations and has been subleased to an unrelated third party.

Certifications

Our manufacturing facilities and our after-market facilities are ISO certified to ISO 9001:2000 standards and most are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Aerospace Standard AS/EN 9100 – Billerica, Massachusetts; Brest, France; Livingston, Scotland; Singapore City, Singapore; St. Petersburg, Florida; and Tempe, Arizona.

•	Automotive Standard TS16949 – Auburn Hills, Michigan; Chihuahua, Mexico; Huangpu, China; Meung-sur-Loire, France; Tiszaujvaros, Hungary; and Vienna, Austria.

•	Automotive Standard QS-9000 – Shenzhen, China.

•	FDA Medical Certification – Auburn Hills, Michigan; Livingston, Scotland; Poway, California; and Tempe, Arizona.

•	Medical Standard ISO-13485 – Auburn Hills, Michigan; Guadalajara, Mexico; Hasselt, Belgium; Livingston, Scotland; Poway, California; Shanghai, China; and Tempe, Arizona.

•

Occupational Health & Safety Management System Standard OHSAS 18001 – Ayr, Scotland; Brest, France; Guadalajara, Mexico; Huangpu, Shanghai and Shenzhen, China; Manaus, Brazil; Penang, Malaysia; Singapore City, Singapore; St. Petersburg, Florida.

•	Telecommunications Standard TL 9000 – Penang, Malaysia; San Jose, California; and Shanghai and Wuxi, China.

Item 3.	Legal Proceedings

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of ours, naming the us as a nominal defendant, and naming certain of its officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of its Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were our previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). The Initial Action alleged that the named defendant officers and directors breached certain of their fiduciary duties to us in connection with certain stock option grants between August 1998 and October 2004. Specifically, it alleged that the defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of the our Board of Director Audit or Compensation Committee, at the behest of the Officer Defendants, backdated stock option grants to make it appear they were granted on a prior date when our stock price was lower. The Initial Action alleged that such alleged backdated options unduly benefited the Officer Defendants, resulted in us issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Initial Action also sought to have the Officer Defendants disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.

On May 2, 2006, the Company was notified by the Staff of the SEC of an informal inquiry concerning the Company’s stock option granting practices. On May 3, 2006, our Board of Directors had a meeting, which had been arranged prior to the SEC contacting the Company, to discuss the Initial Action. At that meeting, our Board of Directors appointed the Special Committee to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Case, along with two additional law firms, representing a purported shareholder of ours, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “State Derivative Actions”). On May 17, 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. On July 12, 2006, the parties to the State Derivative Actions filed a stipulation and proposed order of consolidation, which also appointed co-lead counsel. The Court signed the order on July 17, 2006, consolidated the cases under the caption In re Jabil Derivative Litigation, No. 06-2917-CI-08 (the “Consolidated State Derivative Action”), and ordered that the complaint filed in the Initial Action would become the operative complaint. We have entered into a stipulation extending our time to respond to the Consolidated State Derivative Action until June 29, 2007.

Two federal derivative suits were also filed in the United States District Court for the Middle District of Florida, Tampa Division, on July 10, 2006 and December 6, 2006 respectively (collectively, the “Federal Derivative Actions”). The complaints assert virtually identical factual allegations and claims as in the State Derivative Actions. On January 26, 2007, the District Court consolidated the two Federal Derivative Actions under the caption In re Jabil Circuit Options Backdating Litigation, 8:06-cv-01257 (the “Consolidated Federal Derivative Action”) and appointed co-lead counsel. We have entered into a stipulation extending our time to respond to the Consolidated Federal Derivative Action until June 29, 2007.

On September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division encaptioned Edward J. Goodman Life Income Trust v. Jabil Circuit, Inc., et al., No. 8:06-cv-01716 against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between September 19, 2001 and June 21, 2006. The complaint asserted claims under Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as under Section 20(a) of that Act. The complaint alleged that the defendants had engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing our financial statements to understate management compensation and overstate net earnings, thereby inflating the our stock price. In addition, the complaint alleged that our proxy statements falsely stated that the we had adhered to its option grant policy of granting options at the closing price of the Company’s shares on the trading date immediately prior to the date of the grant. A second putative class action, containing virtually identical legal claims and allegations of fact, encaptioned Steven M. Noe v. Jabil Circuit, Inc., et al., No., 8:06-cv-01883, was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint purported to be brought on behalf of all persons who purchased the our publicly traded securities between September 19, 2001 and December 21, 2006, and named our Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of our Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities and Exchange Act and the rules promulgated thereunder. It contained allegations of fact and legal claims similar to the original putative class actions and, in addition, alleged that the defendants failed to timely disclose the facts and circumstances that led the us, on June 12, 2006, to announce that we were lowering our prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, Plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. We have until sixty days following the filing of the First Amended Consolidated Class Action Complaint to file our response and will vigorously defend the action.

The Special Committee has conducted its review and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in our best interests to pursue the derivative actions and will assert that position on the Company’s behalf in each of the pending derivative lawsuits. The Special Committee identified certain factors related to the controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement. We are cooperating fully with the Special Committee, the SEC and the U.S. Attorney’s office. As mentioned in our Explanatory Note, the Company also provided the SEC with the report of independent counsel to the Audit Committee that has reviewed certain historical recognition of our revenue. We cannot predict what effect such reviews may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices” and “We are involved in a review of our recognition of revenue for certain historical transactions.”

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

	High	Low
Fiscal year Ended August 31, 2006
First Quarter (September 1, 2005 – November 30, 2005)	$33.76	$28.54
Second Quarter (December 1, 2005 – February 28, 2006)	$41.29	$33.26
Third Quarter (March 1, 2006 – May 31, 2006)	$43.70	$33.55
Fourth Quarter (June 1, 2006 – August 31, 2006)	$36.32	$22.01

Fiscal year Ended August 31, 2005
First Quarter (September 1, 2004 – November 30, 2004)	$26.04	$20.33
Second Quarter (December 1, 2004 – February 28, 2005)	$27.08	$21.80
Third Quarter (March 1, 2005 – May 31, 2005)	$29.73	$25.87
Fourth Quarter (June 1, 2005 – August 31, 2005)	$32.88	$28.30

On April 20, 2007, the closing sales price for our common stock as reported on the New York Stock Exchange was $22.81. As of April 20, 2007, there were 3,270 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

On May 4, 2006 and August 2, 2006, our Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share. The May 4, 2006 declared cash dividend, totaling approximately $14.9 million, was paid on June 1, 2006 to stockholders of record on May 15, 2006. The August 2, 2006 declared cash dividend, totaling approximately $14.3 million, was paid on September 1, 2006 to stockholders of record on August 15, 2006. Subsequent to August 31, 2006, the Company’s Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share on November 2, 2006, January 22, 2007 and April 30, 2007. The November 2, 2006 declared cash dividend, totaling approximately $14.4 million, was paid on December 1, 2006 to stockholders of record on November 15, 2006. The January 22, 2006 declared cash dividend, totaling approximately $14.4 million, was paid on March 1, 2007 to stockholders of record on February 15, 2007. The April 30, 2007 declared cash dividend will be paid on June 1, 2007 to stockholders of record on May 15, 2007.

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2006, we purchased shares of our common stock in a manner believed to be effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act as follows:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan in ‘000 (2)
June 1, 2006 – June 30, 2006	1,700	$25.49	1,700	$199,957
July 1, 2006 – July 31, 2006	8,417,000	$23.76	8,417,000	$—
August 1, 2006 – August 31, 2006	—	$—	—	$—

Total	8,418,700	$23.76	8,418,700

(1)	Shares were repurchased in open market transactions. The repurchases were funded by available cash on hand, borrowings under revolving credit facilities and funds provided by operations.
(2)	On June 29, 2006, our Board of Directors authorized the repurchase of up to $200.0 million worth of shares of our common stock. While the repurchase plan was approved for a one year period ending June 29, 2007, as of August 31, 2006, the maximum repurchase limit was reached and no further repurchases will be made under the plan.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The information presented in the following tables has been adjusted to reflect the restatement to our Consolidated Financial Statements which is more fully described in the “Explanatory Note” immediately preceding Part I of this Form 10-K and in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements. The Consolidated Statements of Earnings data for the years ended August 31, 2005, 2004, 2003 and 2002, and the Consolidated Balance Sheet data as of August 31, 2005, 2004, 2003 and 2002 have been restated below. In addition, as also discussed in such Explanatory Note and Note 2 to our Consolidated Financial Statements, we also reviewed certain of our historical recognition of revenue in fiscal years 1999 through 2002. Although the impact of the accounting error associated with those events in fiscal year 2002 was determined to not be material to the Consolidated Statement of Earnings for that year, we have reduced our expense for fiscal year 2002 by $6.0 million ($4.0 million after-tax) in the table below to reflect the error in such year.

In accordance with recently issued guidance from the SEC, we have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in those previously filed reports should no longer be relied upon.

	Consolidated Statements of Earnings
	Fiscal Year Ended August 31, 2006		Fiscal Year Ended August 31, 2005
	As Currently Reported		As Previously Reported	Adjustments	As Restated
	(In thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$10,265,447		$7,524,386	—	$7,524,386
Cost of revenue	9,500,547		6,895,880	—	6,895,880

Gross profit	764,900		628,506	—	628,506
Selling, general and administrative	382,210		278,866	35,404	314,270	(6)
Research and development	34,975		22,507	—	22,507
Amortization of intangibles	24,323		39,762	—	39,762
Acquisition-related charges	—		—	—	—
Restructuring and impairment charges	81,585	(1)	—	—	—

Operating income	241,807		287,371	(35,404)	251,967
Other loss	11,918	(1)	4,106	—	4,106	(2)
Interest income	(18,734)		(13,774)	—	(13,774)
Interest expense	23,507		20,667	—	20,667

Income before income taxes	225,116		276,372	(35,404)	240,968
Income tax expense	60,598	(1)	44,525	(7,432)	37,093	(6)

Net income	$164,518		$231,847	$(27,972)	$203,875

Earnings per share:
Basic	$0.79		$1.14	$(0.13)	$1.01

Diluted	$0.77		$1.12	$(0.14)	$0.98

Common shares used in the calculations of earnings per share:
Basic	207,413		202,501	—	202,501

Diluted	212,540		207,526	180	207,706

Consolidated Balance Sheet Data:
Working capital	$977,631		$1,117,806	$—	$1,117,806

Total assets	$5,411,730		$4,077,262	$10,724	$4,087,986

Current installments of notes payable, long-term debt and long-term lease obligations	$63,813		$674	$—	$674

Notes payable, long-term debt and long–term lease obligations, less current installments	$329,520		$326,580	$—	$326,580

Total stockholders’ equity	$2,294,481		$2,135,217	$10,724	$2,145,941

Cash dividends declared, per share	$0.14		$—	$—	$—

	Consolidated Statements of Earnings
	Fiscal Year Ended August 31, 2004				Fiscal Year Ended August 31, 2003
	As Previously Reported	Adjustments	As Restated		As Previously Reported	Adjustments	As Restated
	(In thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$6,252,897	$—	$6,252,897		$4,729,482	—	$4,729,482
Cost of revenue	5,714,517	—	5,714,517		4,294,016	—	4,294,016

Gross profit	538,380	—	538,380		435,466	—	435,466
Selling, general and administrative	263,504	(5,756)	257,748	(6)	243,663	16,150	259,813	(6)
Research and development	13,813	—	13,813		9,906	—	9,906
Amortization of intangibles	43,709	—	43,709		36,870	—	36,870
Acquisition-related charges	1,339	—	1,339	(3)	15,266	—	15,266	(4)
Restructuring and impairment charges	—	—	—		85,308	—	85,308	(4)

Operating income	216,015	5,756	221,771		44,453	(16,150)	28,303
Other loss (income)	7,193	—	7,193	(3)	(2,600)	—	(2,600	)(4)
Interest income	(7,237)	—	(7,237)		(6,920)	—	(6,920)
Interest expense	18,546	—	18,546		17,019	—	17,019

Income before income taxes	197,513	5,756	203,269		36,954	(16,150)	20,804
Income tax expense (benefit)	30,613	(1,074)	29,539	(6)	(6,053)	(1,713)	(7,766	)(6)

Net income	$166,900	$6,830	$173,730		$43,007	$(14,437)	$28,570

Earnings per share:
Basic	$0.83	$0.04	$0.87		$0.22	$(0.08)	$0.14

Diluted	$0.81	$0.04	$0.85		$0.21	$(0.07)	$0.14

Common shares used in the calculations of earnings per share:
Basic	200,430	—	200,430		198,495	—	198,495

Diluted	205,849	(290)	205,559		202,103	(432)	201,671

Consolidated Balance Sheet Data:
Working capital	$1,023,591	$—	$1,023,591		$830,729	$—	$830,729

Total assets	$3,329,356	$4,683	$3,334,039		$3,244,745	$—	$3,244,745

Current installments of notes payable, long-term debt and long-term lease obligations	$4,412	$—	$4,412		$347,237	$—	$347,237

Notes payable, long-term debt and long–term lease obligations, less current installments	$305,194	$—	$305,194		$297,018	$—	$297,018

Total stockholders’ equity	$1,819,340	$4,683	$1,824,023		$1,588,476	$4,193	$1,592,669

Cash dividends declared, per share	$—	$—	$—		$—	$—	$—

	Consolidated Statements of Earnings
	Fiscal Year Ended August 31, 2002
	As Previously Reported	Adjustments	As Restated
	(In thousands, except for per share information)
Consolidated Statement of Earnings Data:
Net revenue	$3,545,466	—	$3,545,466
Cost of revenue	3,210,875	(6,000)	3,204,875	(6)

Gross profit	334,591	6,000	340,591
Selling, general and administrative	203,845	643	204,488	(6)
Research and development	7,864	—	7,864
Amortization of intangibles	15,113	—	15,113
Acquisition-related charges	7,576	—	7,576	(5)
Restructuring and impairment charges	52,143	—	52,143	(5)

Operating income	48,050	5,357	53,407
Other loss	—	—	—
Interest income	(9,761)	—	(9,761)
Interest expense	13,055	—	13,055

Income before income taxes	44,756	5,357	50,113
Income tax expense	10,041	(1,341)	11,382	(6)

Net income	$34,715	$4,016	$38,731

Earnings per share:
Basic	$0.18	$0.02	$0.20

Diluted	$0.17	$0.02	$0.19

Common shares used in the calculations of earnings per share:
Basic	197,396	—	197,396

Diluted	200,782	(247)	200,535

Consolidated Balance Sheet Data:
Working capital	$994,962	$—	$994,962

Total assets	$2,547,906	$—	$2,547,906

Current installments of notes payable, long-term debt and long-term lease obligations	$8,692	$—	$8,692

Notes payable, long-term debt and long–term lease obligations, less current installments	$354,668	$—	$354,668

Total stockholders’ equity	$1,506,966	$2,684	$1,509,650

Cash dividends declared, per share	$—	$—	$—

(1)	During fiscal year 2006, we recorded charges of $81.9 million ($70.1 million after-tax) related to the restructuring plan initiated in the fourth quarter of fiscal year 2006, partially off-set by the reversal of $0.3 million related to restructuring charges incurred under historical restructuring plans. Also related to the restructuring plan, we recorded valuation allowances of $37.1 million on net deferred tax assets through income tax expense. We also recorded $11.9 million ($7.2 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(2)	During fiscal year 2005, we recorded $4.1 million ($2.5 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(3)	During fiscal year 2004, we recorded acquisition-related charges of $1.3 million ($1.0 million after-tax) primarily in connection with the acquisitions of certain operations of Philips and NEC. We also recorded other expense of $7.2 million, consisting of $6.4 million ($4.0 million after-tax) for a loss on the write-off of unamortized issuance costs associated with our convertible subordinated notes, which were retired in May 2004, and $0.8 million ($0.5 million after-tax) for a loss on the sale of receivables under our accounts receivable securitization program.

(4)	During fiscal year 2003, we recorded acquisition-related charges of $15.3 million ($9.8 million after-tax) in connection with the acquisitions of certain operations of Quantum Corporation, Alcatel Business Systems (“Alcatel”), Valeo, Lucent Technologies of Shanghai (“Lucent”), Seagate Technology – Reynosa, S. de R.L. de C.V. (“Seagate”), Philips and NEC. Additionally, we recorded charges of $85.3 million ($60.7 million after-tax) related to the restructuring of our business during the fiscal year. We also recorded $2.6 million ($1.6 million after-tax) of other income related to proceeds received in connection with facility closure costs.

(5)	During fiscal year 2002, we recorded acquisition-related charges of $7.6 million ($4.8 million after-tax) in connection with the acquisition of certain operations of Marconi, Compaq Computer Corporation, Alcatel and Valeo. We also recorded charges of $52.1 million ($40.2 million after-tax) related to the restructuring of our business during the fiscal year.

(6)	See the “Explanatory Note” immediately preceding Part I of this Form 10-K and Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements for a detailed discussion of the adjustments that resulted from our review, along with the Special Committee’s review of stock-based compensation expense relating to stock option grants. In addition, see the “Explantory Note” for discussion of our review of historical recognition of revenue that resulted in an immaterial adjustment in fiscal year 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants being conducted by governmental authorities and any related litigation and any ramifications thereof;

•	variability of operating results;

•	our ability to effectively address certain operational issues that have adversely affected certain of our US operations;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•

our ability to take advantage of our past and current restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, ability to service customers and labor relations;

•	other economic, business and competitive factors affecting our customers, our industry and business generally; and

•	other factors that we may not have currently identified or quantified.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” section contained in Part I of this document. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Stock Option Litigation and Restatement of Consolidated Financial Statements

On March 18, 2006, The Wall Street Journal published an article that reported on certain academic studies that suggested that public companies may have backdated stock option grants. The studies had not identified specific companies that may have backdated options, but the article sought to do so. The article identified our President and CEO, Timothy L. Main, as someone who, based on statistical patterns, may have received backdated options.

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of ours, naming us as a nominal defendant, and naming certain of our officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of our Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were our previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). The Initial Action alleged that the named defendant officers and directors breached certain of their fiduciary duties to us in connection with certain stock option grants between August 1998 and October 2004. Specifically, it alleged that the defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of our Board of Director Audit or Compensation Committee, at the behest of the Officer Defendants, backdated stock option grants to make it appear they were granted on a prior date when our stock price was lower. The Initial Action alleged that such alleged backdated options unduly benefited the Officer Defendants, resulted in us issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to us. The Initial Action also sought to have the Officer Defendants disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.

On May 2, 2006, we were notified by the Staff of the Securities and Exchange Commission (the “SEC”) of an informal inquiry concerning our stock option grants. On May 3, 2006, our Board of Directors had a meeting, which had been arranged prior to the SEC contacting us, to discuss the Initial Action. At that meeting, our Board of Directors appointed the Special Committee to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Action, along with two additional law firms, representing a purported shareholder of ours, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “State Derivative Actions”). On May 17, 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. On July 12, 2006, the parties to the State Derivative Actions filed a stipulation and proposed order of consolidation, which also appointed co-lead counsel. The Court signed the order on July 17, 2006, consolidated the cases under the caption In re Jabil Derivative Litigation, No. 06-2917-CI-08 (the “Consolidated State Derivative Action”), and ordered that the complaint filed in the Initial

Action would become the operative complaint. We have entered into a stipulation extending the time for us to respond to the Consolidated State Derivative Action until June 29, 2007.

Two Federal derivative suits were also filed in the United States District Court for the Middle District of Florida, Tampa Division, on July 10, 2006 and December 6, 2006 respectively (collectively, the “Federal Derivative Actions”). The complaints assert virtually identical factual allegations and claims as in the State Derivative Actions. On January 26, 2007, the District Court consolidated the two Federal Derivative Actions under the caption In re Jabil Circuit Options Backdating Litigation, 8:06-cv-01257 (the “Consolidated Federal Derivative Action”) and appointed co-lead counsel. We have entered into a stipulation extending our time to respond to the Consolidated Federal Derivative Action until June 29, 2007.

On September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division encaptioned Edward J. Goodman Life Income Trust v. Jabil Circuit, Inc., et al., No. 8:06-cv-01716 against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased shares of ours between September 19, 2001 and June 21, 2006. The complaint asserted claims under Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as under Section 20(a) of that Act. The complaint alleged that the defendants had engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing our financial statements to understate management compensation and overstate net earnings, thereby inflating our stock price. In addition, the complaint alleged that our proxy statements falsely stated that we had adhered to our option grant policy of granting options at the closing price of our shares on the trading date immediately prior to the date of the grant. A second putative class action, containing virtually identical legal claims and allegations of fact, encaptioned Steven M. Noe v. Jabil Circuit, Inc., et al., No., 8:06-cv-01883, was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint purported to be brought on behalf of all persons who purchased our publicly traded securities between September 19, 2001 and December 21, 2006, and named us and certain of our current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of our Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities and Exchange Act and the rules promulgated thereunder. It contained allegations of fact and legal claims similar to the original putative class actions and, in addition, alleged that the defendants failed to timely disclose the facts and circumstances that led us, on June 12, 2006, to announce that we were lowering our prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, Plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. We have until sixty days following the filing of the First Amended Consolidated Class Action Complaint to file our response and will vigorously defend the action.

The Special Committee has conducted its review and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. Our internal review, similarly, did not find evidence of backdating. However, both the Special Committee review and our internal review identified certain errors in the ways in which we accounted for certain option grants. These errors, which are described more fully below, generally fall into one of three categories. First, there were situations in which we incorrectly identified the “measurement date” used to establish the exercise price for the options grant. These situations, for the most part, occurred because we believed that a grant was “final” when our Board Committee approved the options when, in fact, the identities of grant recipients or the number of options they were to receive had not yet been established with certainty. Under the applicable accounting literature, we should not have identified a measurement date until the grant recipients and number of awards were established with certainty.

Second, there was one situation in which a grant to a large number of non-executive employees was finalized but, before the options could be distributed, the price of the underlying stock fell significantly. Because we did not wish to issue these employees “underwater” options, we cancelled those options and issued new ones. Under the applicable accounting literature, we should have treated the subsequent grant as a repricing of the first grant, and applied variable accounting for the life of these grants.

Third, we retained as a consultant an individual who served on the Board of Directors, and awarded him options as compensation for his performance of those consulting services. The applicable accounting literature required that we account for options granted to a consultant differently from the way that we accounted for options granted to an employee, which we failed to do.

The Special Committee concluded that it is not in our best interests to pursue the derivative actions and will assert that position on the Company’s behalf in each of the pending derivative lawsuits. We continue to cooperate fully with the Special Committee, the SEC and the U.S. Attorney’s office. We cannot predict what effect such reviews may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

In response to the findings of the Special Committee and our internal review, our Board, with the assistance of outside consultants, is overseeing an evaluation and revision of our stock-based award grant procedures and other related corporate governance issues. We anticipate that our Board will enhance its procedures governing the manner in which future stock-based awards will be made.

Our restated Consolidated Financial Statements contained in this Form 10-K incorporate additional stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The total restatement impact, net of tax, for the years ended August 31, 1996 through August 31, 2003, of $20.0 million, has been reflected as an adjustment to retained earnings as of September 1, 2003 and the impact on previously reported net income for fiscal years 2005 and 2004 is presented below.

	Net Income For the Fiscal Year Year Ended August 31,		Retained Earnings As of Sept. 1, 2003
	2005	2004
	(in thousands)
As previously reported	$231,847	$166,900	$623,053
Adjustments:
Stock compensation expense	(35,404)	5,756	(24,618)
Income tax benefit (provision)	7,432	1,074	4,627

Total adjustments	(27,972)	6,830	(19,991)

As adjusted	$203,875	$173,730	$603,062

The table below presents the impact of the individual restatement adjustments, which are explained in further detail following the table (in thousands):

	2005	2004	Total Adjust- ments to Retained Earnings	2003	2002	2001	2000	1999	1998	1997	1996
STOCK-BASED COMPENSATION
(EXPENSE):
Incorrect identification of measurement dates	$(24,338)	$(4,426)	$(8,566)	$(4,150)	$(2,291)	$(791)	$(779)	$(246)	$(123)	$(123)	$(63)
Subsequent change to a finalized grant	(11,076)	10,043	$(12,189)	(12,023)	1,762	(1,928)	—	—	—	—	—
Stock option grants to a director in his capacity as a consultant	10	139	$(3,863)	23	(114)	265	(2,974)	(941)	(122)	—	—

Total stock-based compensation	$(35,404)	$5,756	$(24,618)	$(16,150)	$(643)	$(2,454)	$(3,753)	$(1,187)	$(245)	$(123)	$(63)

INCOME TAX BENEFIT:
Total income tax benefit (expense)	$7,432	$1,074	$4,627	$1,713	$669	$259	$1,402	$440	$86	$39	$19

Total increase (decrease) to consolidated net income	$(27,972)	$6,830	$(19,991)	$(14,437)	$26	$(2,195)	$(2,351)	$(747)	$(159)	$(84)	$(44)

Stock-based compensation

We have made the adjustments reflected above that relate to stock-based compensation because we decided that we had made certain errors in accounting for certain options grants. We reached this conclusion in consultation with accounting experts and legal counsel and in consideration of the findings of the Special Committee and our internal review.

The accounting literature in effect during the relevant period was primarily Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). This guidance focused on the establishment of a “measurement date” for purposes of determining compensation cost relating to option awards. Under APB 25, “measurement date” is defined as the first date on which both of the following are known: (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any. This accounting guidance provided that companies would not have to record compensation expense in connection with options granted to employees, officers and directors if the quoted market price of the stock at the measurement date of the option award was equal to the amount the employee was required to pay. In contrast, companies would have to record compensation expense to the extent that the quoted market price of the stock at the measurement date exceeded the amount the employee is required to pay. Generally, we as did other companies, historically set the exercise price for our option grants by reference to the closing price of the Company’s stock on the day before the date of the grant.

With this background, the errors that we made can be categorized as follows:

(a) Incorrect identification of measurement dates. As a general proposition, we identified the grant date, which we used to establish the measurement date, as the date that the Compensation Committee (or some other decision-maker, as permitted) met or otherwise acted to grant options. However, in some situations, the grant may not have been “final,” on that date, as defined in the accounting literature, because it may still have been subject to the exercise of discretion as to the individuals who were to receive the options or the amounts they were to receive. To identify these situations, we reviewed documentary and other evidence to determine the dates on which the Compensation Committee (or other decision-maker) decided the terms of the grants. In those situations where we determined that the grant had not been finalized until some date after the grant date that the Company previously had used to establish the measurement date for purposes of calculating compensation expense, we used the newly-identified grant date to establish the appropriate measurement date, and recalculated compensation expense based on that date. More specifically, the methodology that we used to identify new or to confirm previously identified grant dates, and to recalculate compensation expense, identified the point in time at which the exercise of discretion no longer applied to the grant. Many changes to lists of grant recipients after the originally identified measurement date were administrative in nature, such as changes to an individual’s name or employment status. We did not consider such administrative changes to represent the exercise of discretion. We did, however, consider other changes to grant lists to represent the exercise of discretion and recalculated compensation expense accordingly. The types of situations that we considered to be within this latter category included: (i) situations in which there were grants to groups of individuals, but subsequent changes to the grants to some members of those groups, with the continued use of the initial measurement date; (ii) situations in which there was a final grant to certain individuals and a subsequent grant to other individuals, with the use of the same measurement date as the initial grant; (iii) situations in which there was a final grant to individuals and a subsequent decision to grant additional options to some of the same individuals, with the use of the same measurement date as the initial grant; and (iv) a situation in which grants to certain officers and a small group of highly-valued non-officers were believed to be final when, in fact, they were subject to further discretionary adjustments, yet the Company continued to use the originally identified grant date for purposes of establishing the measurement date. Additionally, there was a situation in which a member of the administrative staff mistakenly believed that a grant had occurred on a particular date, and so identified a measurement date based on that date when the grant, in fact, had occurred on a different date. Other than as described below, the number of employees and grants affected by the errors was minimal.

In our fiscal years 2002 and 2003, grants to certain sub-groups of non-executive employees totaling 187 and 1,563 individuals, respectively, continued to change after the previously identified grant dates. Accordingly, we recalculated the compensation expense associated with those grants based on the date on which the grants to any particular list of employees became final. The 187 individuals impacted in fiscal year 2002 represented a small portion of the total grants issued and the 1,563 individuals impacted in fiscal year 2003 represented substantially all non-executive employees receiving a grant.

Beginning in our fiscal year 2004, we changed our process for determining option awards to non-executive employees. In that year, the Company began to use a job function classification, rather than a salary-based formula, to determine these awards. Beginning in our fiscal year 2004, management, acting with the Compensation Committee’s approval, retained limited discretion to adjust awards within groups of employees. Following these discretionary adjustments (as well as adjustments to reflect administrative changes), management compiled the various lists of employees into a final list and distributed the options. In recognition of this change in process, we have adjusted our methodology for determining the date the list associated with grants to non-officer employees issued in those years was final. Accordingly, in determining the measurement date, we have treated lists of grants to 2,180 and 2,262 non-executive employees issued in our fiscal years 2004 and 2005, respectively, as not final until they were compiled by management as final, regardless of whether any particular list, in fact, changed.

Due to the methodology used in fiscal years 2002 through 2005, changes to the measurement date of a few employees could cause the measurement date for a large number of employees to change.

As a result of the aforementioned, our historical financial statements have been restated to increase stock-based compensation expense by a total of $37.3 million recognized over the applicable vesting periods through fiscal year 2005. The adjustments have been recorded to selling, general and administrative expense in the Consolidated Statement of Earnings.

(b) Subsequent change to a finalized grant. After the Company decided on October 12, 2000 to grant stock options to approximately 1,510 non-executive employees, representing substantially all non-executive employees receiving a grant, the price of the Company’s stock declined. Rather than issue “underwater” options, the Company decided on December 22, 2000 to issue new grants. We did not do that with respect to officer grants approved at the same time. We have decided that we should have characterized this as a cancellation and re-pricing of the October 12, 2000 grant for non-executive employees. Under APB 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of

APB Opinion No. 25), and other related interpretations, such a repricing requires variable accounting for the awards until that award is exercised, is forfeited, or expires unexercised. This was not identified in our original financial reporting processes and, therefore, it was not properly accounted for in the financial statements as a variable award, which requires re-measurement at each interim reporting period. As a result, our historical financial statements have been restated to increase stock-based compensation expense by a total of $13.2 million which has been recognized beginning as of December 22, 2000, the date of modification, and over each interim reporting period thereafter through fiscal year 2005. The adjustments have been recorded to selling, general and administrative expense in the Consolidated Statement of Earnings.

(c) Stock option grants to a director in his capacity as a consultant. We have determined that from fiscal years 1998 through 2002, we did not properly account for stock option awards that were granted to a non-employee director who we retained to provide consulting services. These awards were not properly accounted for in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and related interpretations. As a result, our historical financial statements have been restated to increase stock-based compensation expense by a total of $3.7 million which has been recognized through fiscal year 2005. The adjustments have been recorded to selling, general and administrative expense in the Consolidated Statement of Earnings.

Income tax benefit

We evaluated the impact of the restatements on our global tax provision. We file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and the United Kingdom, we are able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, we have recorded deferred tax benefits, totaling $13.1 million at August 31, 2005, to reflect future tax deductions to the extent that we believe such assets to be recoverable.

Because virtually all holders of stock options for which remeasurement was required were not involved in or aware of the circumstances that lead to the remeasurement, we have taken and intend to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of stock options for which remeasurement was required, including amending certain stock option agreements. Such adverse tax consequences relate to the portions of stock options for which remeasurement was required that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holder to a penalty tax under Internal Revenue Code Section 409A (“Section 409A”) (and, as applicable, similar penalty taxes under California and other state tax laws). Under Internal Revenue Service (“IRS”) regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received Section 409A Affected Options. The amendments for non-executive officers cannot be offered until after this Form 10-K for the fiscal year ended August 31, 2006 is filed and such amendments need to be completed by December 31, 2007. We are investigating the alternatives available to amend these affected options.

We intend to compensate certain option holders who have already exercised Section 409A Affected Options for the penalties they incur under Section 409A (and, as applicable, similar state tax laws). We have notified the IRS of our intent to participate in the IRS Compliance Resolution Program (“program”) for employees other than corporate insiders for additional 2006 taxes arising under Section 409A due to the exercise of stock rights. This program allows us to calculate and remit to the IRS, on behalf of the affected employees, the penalty for calendar year 2006 due to the application of Section 409A to certain options exercised during 2006. Our current estimate for such a penalty is expected to be less than $4.0 million and is expected to be recorded in the Consolidated Statement of Earnings in the third quarter of fiscal year 2007. There is one executive officer impacted by the 2006 exercise of Section 409A Affected Options. The Compensation Committee of the Board of Directors has approved the payment of a bonus of approximately $150.0 thousand to cover the penalty for this executive officer as he is prohibited from participation in the program. This bonus was approved as the executive officer was not an officer at the time of the grant and was not involved or aware of the options impact.

Two of our executive option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, we offered to amend the Section 409A Affected Options held by the executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under Section 409A. Both individuals accepted our offer. In addition, we have agreed to pay each of the individuals a cash bonus of $2.0 thousand each in fiscal year 2007 equal to the aggregate increase in the exercise prices for the amended options. We plan to take remedial actions with respect to the outstanding Section 409A Affected Options granted to non-officers and are currently assessing this transaction.

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The historical growth of the overall industry over most of the 1990’s was driven by the increasing number of companies who chose to outsource their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at that time. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. We anticipate that this industry outsourcing trend will continue during the next several years.

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

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the United States are denominated in local currencies. We economically hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are reflected in the Consolidated Statement of Earnings. See “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations.”

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenue for fiscal year 2006 increased approximately 36.4% to $10.3 billion compared to $7.5 billion for fiscal year 2005. Our sales levels during fiscal year 2006 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our net revenue base year-over-year primarily represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourcing model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. Based on the analysis completed to date, we currently expect to recognize approximately $200.0 to $250.0 million in restructuring and impairment charges as a result of the approved restructuring plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs in the fourth quarter of fiscal year 2006 and currently expect to recognize the remaining portion over the course of fiscal year 2007 and 2008. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program and the restructuring and impairment costs recognized in the fourth quarter of fiscal year 2006, refer to “Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated)	(restated)
Net revenue	$10,265,447	$7,524,386	$6,252,897
Gross profit	$764,900	$628,506	$538,380
Operating income	$241,807	$251,967	$221,771
Net income	$164,518	$203,875	$173,730
Basic earnings per share	$0.79	$1.01	$0.87
Diluted earnings per share	$0.77	$0.98	$0.85

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2006	May 31, 2006	February 28, 2006	November 30, 2005
Sales cycle	14 days	19 days	19 days	15 days
Inventory turns	8 turns	8 turns	9 turns	9 turns
Days in accounts receivable	39 days	40 days	42 days	41 days
Days in inventory	47 days	46 days	42 days	38 days
Days in accounts payable	72 days	67 days	65 days	64 days

Three Months Ended
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
Sales cycle	17 days	20 days	23 days	28 days
Inventory turns	9 turns	10 turns	9 turns	9 turns
Days in accounts receivable	42 days	42 days	42 days	52 days
Days in inventory	39 days	37 days	39 days	40 days
Days in accounts payable	64 days	59 days	58 days	64 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable decreased one day to 39 days during the three months ended August 31, 2006 from the prior sequential quarter, primarily due to timing of sales and cash collection efforts during the quarter. During the three months ended May 31, 2006, days in accounts receivable decreased two days to 40 days as a result of timing of sales and cash collection efforts during the quarter. During the three months ended February 28, 2006, days in accounts receivable increased one day to 42 days as a result of the timing of sales during the quarter and there being fewer cash collection days in the month of February. Days in accounts receivable improved one day to 41 days during the three months ended November 30, 2005 primarily due to the sale of receivables to an unrelated third party under our accounts receivable securitization program. See Note 3 – “Accounts Receivable Securitization” to the Consolidated Financial Statements for further discussion of this program.

Days in inventory increased one day during the three months ended August 31, 2006 from the prior sequential quarter, with inventory turns consistent at eight turns. The one day increase in days in inventory during the fourth fiscal quarter was primarily a result of increased inventory from our partnering with an existing customer in a new initiative to improve the customer’s inventory planning process whereby we assume greater supply chain management responsibilities (“new lean manufacturing process”) and increased purchasing to meet forecasted demand in the first quarter of fiscal year 2007, which includes the seasonal peak for the consumer and automotive industry sectors. During the three months ended May 31, 2006, days in inventory increased four days to 46 days, while inventory turns decreased one turn to eight turns. The increase in days in inventory was primarily a result of approximately $100.0 million of incremental inventory associated with an existing customer’s new lean manufacturing process and our acquisition of Celetronix International, Ltd. (“Celetronix”); and the pre-positioning of inventory in anticipation of forecasted fourth fiscal quarter demand. During the three months ended February 28, 2006, days in inventory increased four days to 42 days in anticipation of forecasted March demand, while inventory turns remained consistent at nine turns. Days in inventory decreased one day to 38 days as a result of increased sales levels during the three months ended November 30, 2005, while inventory turns remained consistent at nine turns.

Days in accounts payable increased five days during the three months ended August 31, 2006 from the prior sequential quarter primarily as a result of increased inventory levels and continued emphasis on extending payment terms with our vendors. During the three months ended May 31, 2006, days in accounts payable increased two days to 67 days as a result of timing of purchases during the quarter and continued emphasis on cash management. During the three months ended February 28, 2006, days in accounts payable increased one day to 65 days as a result of timing of purchases during the quarter. During the three months ended November 20, 2005, days in accounts payable remained consistent with the prior sequential quarter at 64 days.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Revenue Recognition

We derive revenue principally from the product sales of electronic equipment built to customer specifications. We also derive revenue to a lesser extent from after-market services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. We assume no significant obligations after product shipment.

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

Long-Lived Assets

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our current restructuring program, refer to Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal year 2006 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 14 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 7 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Pension and Other Postretirement Benefits

We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 10 – “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 5 – “Income Taxes” to the Consolidated Financial Statements.

Stock-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our Consolidated Statement of Earnings on September 1, 2005 based on the fair value of our stock-based awards. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 13 – “Stockholders’ Equity” to the Consolidated Financial Statements. As described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements, we are restating prior fiscal periods within this Form 10-K principally to reflect additional non-cash stock-based compensation expense relating to adjustments arising from the determinations of a Board appointed independent Special Committee, as well as our internal review relating to our historical financial statements. See “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue. The information presented in the following table has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements.

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated)	(restated)
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	92.5	91.7	91.4

Gross profit	7.5	8.3	8.6
Selling, general and administrative	3.7	4.2	4.1
Research and development	0.4	0.3	0.2
Amortization of intangibles	0.2	0.5	0.7
Acquisition-related charges	—	—	—
Restructuring and impairment charges	0.8	—	—

Operating income	2.4	3.3	3.6
Other expense	0.1	—	0.1
Interest income	(0.2)	(0.2)	(0.1)
Interest expense	0.3	0.3	0.3

Income before income taxes	2.2	3.2	3.3
Income tax expense	0.6	0.5	0.5

Net income	1.6%	2.7%	2.8%

Fiscal Year Ended August 31, 2006 Compared to Fiscal Year Ended August 31, 2005

Net Revenue. Our net revenue increased 36.4% to $10.3 billion for fiscal year 2006, up from $7.5 billion in fiscal year 2005. The increase was due to increased sales levels across most industry sectors. Specific increases include a 68% increase in the sale of consumer products; a 51% increase in the sale of instrumentation and medical products; a 28% increase in the sale of computing and storage products; a 16% increase in the sale of networking products; and a 27% increase in the sale of peripheral products. The level of sales of automotive products and telecommunications products remained consistent with the prior year. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. The increase in the consumer industry sector was primarily attributable to new and existing program growth resulting from our product diversification efforts within the sector. The increase in the instrumentation and medical industry sector was primarily attributable to increased sales levels as more vertical companies are electing to outsource their production in these areas.

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

	Fiscal Year Ended August 31,
	2006	2005	2004
Automotive	5%	7%	8%
Computing and storage	12%	12%	13%
Consumer	36%	29%	25%
Instrumentation and medical	17%	16%	12%
Networking	13%	15%	20%
Peripherals	7%	8%	6%
Telecommunications	6%	9%	11%
Other	4%	4%	5%

Total	100%	100%	100%

Foreign source revenue represented 82.3% of our net revenue for fiscal year 2006 and 83.8% of net revenue for fiscal year 2005. We currently expect our foreign source revenue to increase as a percentage of net revenue due to expansion in China, Eastern Europe and India.

Gross Profit. Gross profit decreased to 7.5% of net revenue in fiscal year 2006 from 8.3% in fiscal year 2005. The percentage decrease from the prior fiscal year was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector). In addition, certain higher than anticipated expenses were incurred during the third and fourth quarters of fiscal year 2006. These included delays in our ramp up of our electromechanical tooling operations due to resolvable technical issues, management process software and a change in a customer’s timing needs for tools, which resulted in excess costs; certain material and labor costs associated with the higher than anticipated rate of needed repair on a new program for an existing customer in our after-market services operations in the Americas region; and various operational execution issues in one of our U.S. operations, some of which was associated with strong demand and the commencement of new programs. In absolute dollars, gross profit for fiscal year 2006 increased $136.4 million versus fiscal year 2005 due to the increased revenue base.

Selling, General and Administrative. Selling, general and administrative expenses increased to $382.2 million (3.7% of net revenue) from $314.3 million (4.2% of net revenue) in fiscal year 2005. The absolute dollar increase was primarily due to the acquisitions of Varian Electronics Manufacturing (“VEM”) in March 2005 and Celetronix in March 2006; the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R; additional resources to support our continued growth; and incremental legal and professional fees incurred due to the review of our historical stock option practices. See Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements for further discussion on the stock option review.

R&D. R&D expenses in fiscal year 2006 increased to $35.0 million (0.4% of net revenue) from $22.5 million (0.3% of net revenue) in fiscal year 2005. The increase is attributed to growth in our product development activities related to new reference and product designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly; mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $24.3 million of amortization of intangibles in fiscal year 2006 as compared to $39.8 million in fiscal year 2005. The decrease was attributable to intangible assets that became fully amortized in fiscal year 2005 and fiscal year 2006, offset by amortization of intangible assets resulting from our acquisitions consummated in fiscal year 2005 and 2006. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 7 – “Goodwill and Other Intangible Assets” and Note 8 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Impairment Charges. As mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results,” during the fourth quarter of fiscal year 2006, we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. This current restructuring program resulted in restructuring and impairment charges of $81.9 million for fiscal year 2006 consisting of employee severance and benefit costs of approximately $67.4 million, costs related to lease commitments of approximately $10.1 million, fixed asset impairments of approximately $3.6 million and other restructuring costs of approximately $0.8 million, primarily related to the repayment of government provided subsidies that resulted from the reduction in force in certain locations. These restructuring and impairment charges included cash costs totaling $78.6 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006. The cash costs consist of employee severance and benefits costs of approximately $67.6 million, costs related to lease commitments of approximately $10.2 million and other restructuring costs of $0.8 million. Non-cash costs of approximately $3.3 million primarily represent fixed asset impairment charges related to our restructuring activities. At August 31, 2006, liabilities of approximately $59.9 million and $13.5 million related to these restructurings activities are expected to be paid out in fiscal years 2007 and 2008, respectively. The remaining liability of $3.7 million for the charge related to a certain lease commitment is expected to be paid out during fiscal years 2009 through 2011.

We expect to avoid annual costs of approximately $55.9 million that would otherwise have been incurred if the restructuring activities had not been completed during the fourth quarter of fiscal year 2006. The avoided costs consist of a reduction in employee related expenses of approximately $49.9 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $1.1 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $4.9 million. The majority of these annual cost savings will be reflected in cost of revenue, with a small portion being reflected in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs to be incurred by those lower cost plants that will need to increase employee headcount in order to meet the requirements of the inherited production. After considering these cost savings offsets, we currently expect to realize net annual cost savings of approximately $8.4 million by the end of fiscal year 2007. For further discussion of the current restructuring program, see “Overview – Summary of Results” above, and Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

Additionally, during the fourth quarter of fiscal year 2006, we made the final cash payment related to our historical restructuring program. A liability balance of approximately $308.0 thousand remained after remittance of the final payment. This remaining liability was recorded as a reduction of the fiscal year 2006 restructuring charge. There were no restructuring and impairment charges incurred during fiscal year 2005. For further discussion of the historical restructuring program, see Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $11.9 million and $4.1 million for the fiscal year ending August 31, 2006 and 2005, respectively. The increase in other expense was primarily due to an increase in the amount of receivables sold under the program during the fiscal year ended August 31, 2006. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million. For further discussion of our accounts receivable securitization program, see Note 3 – “Accounts Receivable Securitization” to the Consolidated Financial Statements.

Interest Income. Interest income increased to $18.7 million in fiscal year 2006 from $13.8 million in fiscal year 2005. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents.

Interest Expense. Interest expense increased to $23.5 million in fiscal year 2006 from $20.7 million in fiscal year 2005. The increase was primarily a result of higher borrowing levels under our unsecured revolving credit facility and under other revolving credit facilities and debt agreements in place at a subsidiary level. Additionally, we incurred higher interest on our fixed 5.785% senior notes issued in July of 2003 due to the termination of the interest rate swap agreement in June 2005. The interest rate swap effectively converted the fixed interest rate of the senior notes to a variable rate during the nine months ended May 31, 2005, which was more favorable than the fixed rate of interest incurred subsequent to May 31, 2005. See Note 9 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

Income Taxes. Income tax expense reflects an effective tax rate of 26.9% for fiscal year 2006, as compared to an effective tax rate of 15.4% for fiscal year 2005. The increase is primarily a result of the tax expense associated with recording valuation allowances of $37.1 million on net deferred tax assets as part of our restructuring plan. For further discussion of the restructuring plan, see Note 11 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. This increase was partially offset by the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 5 – “Income Taxes” to the Consolidated Financial Statements.

In October 2004, the President signed into law the “American Jobs Creation Act of 2004” (“the Act”). The Act created a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain eligible dividends. The deduction was subject to a number of limitations and requirements, including a formal plan for domestic reinvestment of the dividends. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provided guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Act on enterprises’ income tax expense and deferred tax liability. Under FSP 109-2, we had until August 31, 2006 to complete the evaluation of the effect of the Act on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based upon the completed evaluation, the Company will continue its plan to indefinitely reinvest income from all of its foreign subsidiaries and will not repatriate accumulated foreign earnings to take advantage of the 85% dividends received deduction created by the Act.

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

Selling, General and Administrative. Selling, general and administrative expenses increased to $314.3 million (4.2% of net revenue) in fiscal year 2005 from $257.7 million (4.1% of net revenue) in fiscal year 2004. The absolute dollar increase was primarily due to additional personnel costs related to the realignment of our organizational structure into three regional operating segments, costs related to compliance with the Sarbanes-Oxley Act of 2002, the acquisition of VEM in March 2005 and incremental stock-based compensation expense recognized on stock- based awards.

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

Amortization of Intangibles. We recorded $39.8 million of amortization of intangibles in fiscal year 2005 as compared to $43.7 million in fiscal year 2004. The decrease was attributable to intangible assets that became fully amortized in fiscal year 2005, offset by amortization of intangible assets resulting from our acquisitions consummated in fiscal year 2005. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 7 – “Goodwill and Other Intangible Assets” and Note 8 – “Business Acquisitions” to the Consolidated Financial Statements.

Acquisition-related Charges. During fiscal year 2005, we did not incur acquisition-related charges. During fiscal year 2004, we incurred $1.3 million in acquisition-related charges in connection with the acquisitions of certain operations of Philips and NEC.

Restructuring and Impairment Charges. There were no restructuring and impairment charges incurred during fiscal years 2005 and 2004. At August 31, 2005, liabilities related to restructuring activities carried out prior to August 31, 2003 totaled approximately $4.9 million for lease commitment costs, which was expected to be paid out within the next twelve months.

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $4.1 million and $0.8 million for the fiscal year ended August 31, 2005 and 2004, respectively. The securitization program was initiated in February 2004; therefore fiscal year 2004 includes only two full quarters of expense, while fiscal year 2005 includes four quarters of expense. Additionally, subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $175.0 million at August 31, 2005. For further discussion of our securitization program, see Note 3 – “Accounts Receivable Securitization” to the Consolidated Financial Statements.

During fiscal year 2004, we also recorded a $6.4 million loss on the write-off of unamortized debt issuance costs, which resulted from the redemption of our convertible subordinated notes in May 2004. See Note 9 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for further discussion of the redemption.

Interest Income. Interest income increased to $13.8 million in fiscal year 2005 from $7.2 million in fiscal year 2004. The increase was primarily due to higher interest yields on cash deposits and short-term investments, and interest income recorded in relation to the note receivable from an unrelated third party. For further discussion of the note receivable, see Note 8 – “Business Acquisitions” to the Consolidated Financial Statements.

Interest Expense. Interest expense increased to $20.7 million in fiscal year 2005, from $18.5 million in fiscal year 2004. The increase was primarily a result of higher base interest rates related to our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”), as we had an interest rate swap in place that effectively converted the fixed interest rate of the Senior Notes to a variable rate through the interest rate swap termination date of June 3, 2005. The increase was also a result of temporary borrowings under the revolving credit facility and debt agreements entered into during the third quarter of fiscal year 2005 in connection with the VEM acquisition. The increase for fiscal year 2005 was partially offset by the redemption of our Convertible Notes in May 2004. See Note 9 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

Income Taxes. Income tax expense reflects an effective tax rate of 15.4% for fiscal year 2005, as compared to an effective tax rate of 14.5% for fiscal year 2004. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017 as of August 31, 2005. See Note 5 – “Income Taxes” to the Consolidated Financial Statements.

Quarterly Results (Unaudited)

a. Quarterly financial information

The following table sets forth certain unaudited quarterly financial information for the 2006 and 2005 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

The information presented in the following table has been adjusted to reflect the restatement to our Consolidated Financial Statements which is more fully described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements. We will not be amending our previously filed Quarterly Reports on Form 10-Q, however, we are including in this Form 10-K comparative information reflecting the restatement for the four quarters in the fiscal year ended August 31, 2005.

	As Previously Reported
	Fiscal Year 2006				Fiscal Year 2005
	Aug. 31, 2006	May 31, 2006	Feb. 28, 2006	Nov. 30, 2005	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004
	(in thousands, except per share data)
Net revenue	N/A	$2,592,464	$2,314,962	$2,404,407	$2,036,590	$1,938,415	$1,716,006	$1,833,375
Cost of revenue	N/A	2,404,821	2,130,314	2,208,585	1,865,476	1,776,333	1,575,555	1,678,517

Gross profit	N/A	187,643	184,648	195,822	171,114	162,082	140,451	154,858
Selling, general and administrative (2)	N/A	93,536	87,063	94,542	72,952	71,688	66,137	68,089
Research and development	N/A	9,578	8,577	6,601	4,746	5,667	6,175	5,919
Amortization of intangibles	N/A	7,273	5,662	5,856	7,360	11,491	10,365	10,545
Acquisition-related charges	N/A	—	—	—	—	—	—	—
Restructuring and impairment charges	N/A	—	—	—	—	—	—	—

Operating income	N/A	77,256	83,346	88,823	86,056	73,236	57,774	70,305
Other expense	N/A	3,505	2,860	2,034	1,603	1,116	765	622
Interest income	N/A	(4,977)	(5,643)	(4,985)	(4,767)	(4,214)	(2,928)	(1,865)
Interest expense	N/A	5,818	5,279	4,258	5,130	5,856	4,917	4,764

Income before income taxes	N/A	72,910	80,850	87,516	84,090	70,478	55,020	66,784
Income tax expense (2)	N/A	8,684	11,829	10,626	13,558	11,125	8,973	10,869

Net income	N/A	$64,226	$69,021	$76,890	$70,532	$59,353	$46,047	$55,915

Earnings per share:	N/A
Basic	N/A	$0.31	$0.33	$0.38	$0.35	$0.29	$0.23	$0.28

Diluted	N/A	$0.30	$0.32	$0.37	$0.34	$0.29	$0.22	$0.27

Common shares used in the calculations of earnings per share:
Basic	N/A	210,441	207,622	204,699	203,941	202,666	201,930	201,467

Diluted	N/A	215,808	214,091	209,760	209,813	207,736	206,459	205,843

	Adjustments
	Fiscal Year 2006				Fiscal Year 2005
	Aug. 31, 2006	May 31, 2006	Feb. 28, 2006	Nov. 30, 2005	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004
	(in thousands, except per share data)
Net revenue	N/A	N/A	N/A	N/A	$—	$—	$—	$—
Cost of revenue	N/A	N/A	N/A	N/A	—	—	—	—

Gross profit	N/A	N/A	N/A	N/A	—	—	—	—
Selling, general and administrative (2)	N/A	N/A	N/A	N/A	16,630	6,843	5,515	6,416
Research and development	N/A	N/A	N/A	N/A	—	—	—	—
Amortization of intangibles	N/A	N/A	N/A	N/A	—	—	—	—
Acquisition-related charges	N/A	N/A	N/A	N/A	—	—	—	—
Restructuring and impairment charges	N/A	N/A	N/A	N/A	—	—	—	—

Operating income	N/A	N/A	N/A	N/A	(16,630)	(6,843)	(5,515)	(6,416)
Other expense	N/A	N/A	N/A	N/A	—	—	—	—
Interest income	N/A	N/A	N/A	N/A	—	—	—	—
Interest expense	N/A	N/A	N/A	N/A	—	—	—	—

Income before income taxes	N/A	N/A	N/A	N/A	(16,630)	(6,843)	(5,515)	(6,416)
Income tax expense (2)	N/A	N/A	N/A	N/A	(4,471)	(904)	(1,424)	(633)

Net income	N/A	N/A	N/A	N/A	$(12,159)	$(5,939)	$(4,091)	$(5,783)

Earnings per share:
Basic	N/A	N/A	N/A	N/A	$(0.06)	$(0.03)	$(0.02)	$(0.03)

Diluted	N/A	N/A	N/A	N/A	$(0.06)	$(0.03)	$(0.02)	$(0.03)

Common shares used in the calculations of earnings per share:
Basic	N/A	N/A	N/A	N/A	—	—	—	—

Diluted	N/A	53	67	101	157	(384)	(554)	(157)

	Restated
	Fiscal Year 2006					Fiscal Year 2005
	Aug. 31, 2006		May 31, 2006	Feb. 28, 2006	Nov. 30, 2005	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004
	(in thousands, except per share data)
Net revenue	$2,953,614		$2,592,464	$2,314,962	$2,404,407	$2,036,590	$1,938,415	$1,716,006	$1,833,375
Cost of revenue	2,756,827		2,404,821	2,130,314	2,208,585	1,865,476	1,776,333	1,575,555	1,678,517

Gross profit	196,787		187,643	184,648	195,822	171,114	162,082	140,451	154,858
Selling, general and administrative (2)	107,069		93,536	87,063	94,542	89,582	78,531	71,652	74,505
Research and development	10,219		9,578	8,577	6,601	4,746	5,667	6,175	5,919
Amortization of intangibles	5,532		7,273	5,662	5,856	7,360	11,491	10,365	10,545
Acquisition-related charges	—		—	—	—	—	—	—	—
Restructuring and impairment charges	81,585		—	—	—	—	—	—	—

Operating income	(7,618)		77,256	83,346	88,823	69,426	66,393	52,259	63,889
Other expense	3,519		3,505	2,860	2,034	1,603	1,116	765	622
Interest income	(3,129)		(4,977)	(5,643)	(4,985)	(4,767)	(4,214)	(2,928)	(1,865)
Interest expense	8,152		5,818	5,279	4,258	5,130	5,856	4,917	4,764

Income before income taxes	(16,160)		72,910	80,850	87,516	67,460	63,635	49,505	60,368
Income tax expense (2)	29,459		8,684	11,829	10,626	9,087	10,221	7,549	10,236

Net income	$(45,619)		$64,226	$69,021	$76,890	$58,373	$53,414	$41,956	$50,132

Earnings per share:
Basic	$(0.22)		$0.31	$0.33	$0.38	$0.29	$0.26	$0.21	$0.25

Diluted	$(0.22	)(1)	$0.30	$0.32	$0.37	$0.28	$0.26	$0.20	$0.24

Common shares used in the calculations of earnings per share:
Basic	206,866		210,441	207,622	204,699	203,941	202,666	201,930	201,467

Diluted	209,442		215,861	214,158	209,861	209,970	207,352	205,905	205,686

(1)	For the three months ended August 31, 2006, all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company is in a loss position.

(2)	See the “Explanatory Note” immediately preceding Part I of this Form 10-K and Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements for a detailed discussion of the adjustments that resulted from our and the Special Committee’s review of stock-based compensation expense relating to stock option grants.

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2006				Fiscal Year 2005
	Aug. 31, 2006	May 31, 2006	Feb. 28, 2006	Nov. 30, 2005	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004
					(restated)	(restated)	(restated)	(restated)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.3	92.8	92.0	91.9	91.6	91.6	91.8	91.6

Gross profit	6.7	7.2	8.0	8.1	8.4	8.4	8.2	8.4
Selling, general and administrative	3.7	3.6	3.8	3.9	4.4	4.1	4.2	4.0
Research and development	0.3	0.4	0.4	0.3	0.2	0.3	0.4	0.3
Amortization of intangibles	0.2	0.3	0.2	0.2	0.4	0.6	0.6	0.6
Acquisition-related charges	—	—	—	—	—	—	—	—
Restructuring and impairment charges	2.8	—	—	—	—	—	—	—

Operating income	(0.3)	2.9	3.6	3.7	3.4	3.4	3.0	3.5
Other expense	0.1	0.1	0.2	—	—	—	—	—
Interest income	(0.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)
Interest expense	0.3	0.2	0.1	0.3	0.3	0.4	0.3	0.3

Income before income taxes	(0.6)	2.8	3.5	3.6	3.3	3.2	2.9	3.3
Income tax expense	1.0	0.3	0.5	0.4	0.4	0.5	0.5	0.6

Net income	(1.6)%	2.5%	3.0%	3.2%	2.9%	2.7%	2.4%	2.7%

b. Results of operations discussion for quarterly restated periods

The following paragraphs discuss our comparative results of operations for the quarterly periods in fiscal year 2006 as compared to fiscal year 2005 which reflect the restatement to our previously filed Forms 10-Q for the quarterly periods in fiscal year 2005.

Quarter ended May 31, 2006 compared to quarter ended May 31, 2005 (as restated)

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

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended May 31, 2006 increased to $93.5 million (3.6% of net revenue) compared to $78.5 million (4.1% of net revenue) for the three months ended May 31, 2005. The absolute dollar increase was primarily due to the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R and the acquisitions of VEM in March 2005 and Celetronix in March 2006.

Research and Development. Research and development expenses for the three months ended May 31, 2006 increased to $9.6 million (0.4% of net revenue) from $5.7 million for the three months ended May 31, 2005 (0.3% of net revenue). The absolute dollar increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $7.3 million of amortization of intangible assets for the three months ended May 31, 2006, as compared to $11.5 million for the three months ended May 31, 2005. The decrease is attributed to several acquisition-related contractual agreements that were fully amortized prior to the three months ended May 31, 2006.

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $3.5 million for the three months ended May 31, 2006, which is compared to other expense of $1.1 million for the three months ended May 31, 2005. This increase in other expense was primarily due to an increase in the amount of receivables sold under the program during the three months ended May 31, 2006. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million.

Interest Income. Interest income increased to $5.0 million for the three months ended May 31, 2006 from $4.2 million for the three months ended May 31, 2005. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents. Additionally, interest income was recorded in relation to the Celetronix note receivable from March 31, 2005 through the March 31, 2006 acquisition date.

Interest Expense. Interest expense decreased slightly to $5.8 million for the three months ended May 31, 2006 from $5.9 million for the three months ended May 31, 2005. The decrease was primarily a result of less borrowing under our revolving credit facility, offset by less capitalized interest, during the three months ended May 31, 2006 compared to May 31, 2005.

Income Taxes. Income tax expense reflects an effective tax rate of 11.9% for the three months ended May 31, 2006, as compared to an effective rate of 16.1% for the three months ended May 31, 2005. The decrease is primarily a result of the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006, and lower than expected income levels from our operations in the United States and western Europe. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

Quarter ended February 28, 2006 compared to quarter ended February 28, 2005 (as restated)

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

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended February 28, 2006 increased to $87.1 million (3.8% of net revenue) compared to $71.7 million (4.2% of net revenue) for the three months ended February 28, 2005. The absolute dollar increase for the three months ended February 28, 2006 was primarily due to the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R and the acquisition of VEM in March 2005.

Research and Development. Research and development expenses for the three months ended February 28, 2006 increased to $8.6 million (0.4% of net revenue) from $6.2 million (0.4% of net revenue) for the three months ended February 28, 2005. The absolute dollar increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $5.7 million of amortization of intangible assets for the three months ended February 28, 2006, as compared to $10.4 million for the three months ended February 28, 2005. The decrease is attributed to several acquisition-related contractual agreements that were fully amortized prior to the three months ended February 28, 2006.

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $2.9 million for the three months ended February 28, 2006, which is compared to other expense of $0.8 million for the three months ended February 28, 2005. This increase in other expense was due to an increase in the amount of receivables sold under the program during the three months ended February 28, 2006. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million.

Interest Income. Interest income increased to $5.6 million for the three months ended February 28, 2006, from $2.9 million for the three months ended February 28, 2005. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents, and interest income recorded in relation to the note receivable from an unrelated third party.

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

Income Taxes. Income tax expense reflects an effective tax rate of 14.6% for the three months ended February 28, 2006, as compared to an effective rate of 15.2% for the three months ended February 28, 2005. The decrease is primarily a result of the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

Quarter ended November 30, 2005 compared to quarter ended November 30, 2004 (as restated)

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

Gross Profit. Gross profit decreased to 8.1% of net revenue for the three months ended November 30, 2005, from 8.4% of net revenue for the three months ended November 30, 2004. The percentage decrease for the three months ended November 30, 2005 versus the same period of fiscal year 2005 was primarily due to a higher portion of materials-based revenue (driven in part by growth in the consumer industry sector), combined with the continued shift of production to lower cost regions. In absolute dollars, gross profit for the three months ended November 30, 2005 increased $41.0 million versus the same period of fiscal 2005 due to the increased revenue base.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2005 increased to $94.5 million (3.9% of net revenue) compared to $74.5 million (4.1% of net revenue) for the three months ended November 30, 2004. The absolute dollar increase and decrease as a percentage of net revenue for the three months ended November 30, 2005 were primarily due to the recognition of stock-based compensation expense resulting from the adoption of SFAS 123R and the acquisition of VEM in March 2005.

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

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $2.0 million for the three months ended November 30, 2005, which is compared to other expense of $0.6 million for the three months ended November 30, 2004. This increase in other expense was due to an increase in the amount of receivables sold under the program during the three months ended November 30, 2005. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million.

Interest Income. Interest income increased to $5.0 million for the three months ended November 30, 2005 from $1.9 million for the three months ended November 30, 2004. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents, and interest income recorded in relation to the note receivable from an unrelated third party.

Interest Expense. Interest expense decreased to $4.3 million for the three months ended November 30, 2005 from $4.8 million for the three months ended November 30, 2004. The decrease was primarily a result of less interest expense recognized on our $300.0 million 5.875% senior notes issued in July of 2003 (the “Senior Notes”) due to the termination of our interest rate swap agreement in June 2005. The interest rate swap effectively converted the fixed interest rate of the Senior Notes to a variable rate, which was more favorable than the fixed rate for the three months ended February 28, 2006.

Income Taxes. Income tax expense reflects an effective tax rate of 12.1% for the three months ended November 30, 2005 as compared to an effective rate of 17.0% for the three months ended November 30, 2004. The decrease is primarily a result of the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

c. Condensed Consolidated Balance Sheets for quarterly restated periods

The following table sets forth the Condensed Consolidated Balance Sheets for the four quarters in the fiscal year ended August 31, 2005. As discussed above, we will not be amending our previously filed Quarterly Reports on Form 10-Q, however, we are including in this Form 10-K comparative information reflecting the restatement for the four quarters in the fiscal year ended August 31, 2005.

	As Previously Reported
	Fiscal Year 2005
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
	(in thousands, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$796,071	$681,042	$779,776	$619,836
Accounts receivable, less allowance for doubtful accounts of $3,967, $5,922, $6,496 and $6,469, respectively	955,353	899,427	795,432	1,066,416
Inventories	818,435	739,111	677,087	751,127
Prepaid expenses and other current assets	75,335	85,174	80,562	85,177
Deferred income taxes	40,741	44,045	51,971	56,915

Total current assets	2,685,935	2,448,799	2,384,828	2,579,471
Property, plant and equipment, net of accumulated depreciation of $714,149, $684,132, $655,229 and $613,522, respectively	880,736	831,269	803,734	807,297
Goodwill	384,239	381,579	310,606	310,583
Intangible assets, net of accumulated amortization of $134,367, $127,007, $115,513 and $105,148, respectively	69,062	76,317	42,334	49,923
Deferred income taxes	24,727	15,280	23,571	14,572
Other assets	32,563	29,580	13,664	13,330

Total assets	$4,077,262	$3,782,824	$3,578,737	$3,775,176

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$674	$637	$644	$1,966
Accounts payable	1,339,866	1,165,720	1,009,467	1,213,068
Accrued expenses	224,766	213,442	195,535	253,498
Income taxes payable	2,823	1,360	10,699	11,691

Total current liabilities	1,568,129	1,381,159	1,216,345	1,480,223
Notes payable, long-term debt and long-term lease obligations, less current installments	326,580	311,881	289,888	294,993
Other liabilities	47,336	43,690	51,785	51,771

Total liabilities	1,942,045	1,736,730	1,558,018	1,826,987

Stockholders’ equity:
Common stock	204	203	202	202
Additional paid-in capital	1,041,884	1,012,861	1,001,072	989,149
Retained earnings	1,021,800	951,268	891,915	845,868
Unearned compensation	(8,774)	(9,014)	(9,524)	(10,048)
Accumulated other comprehensive income	80,103	90,776	137,054	123,018

Total stockholders’ equity	2,135,217	2,046,094	2,020,719	1,948,189

Total liabilities and stockholders’ equity	$4,077,262	$3,782,824	$3,578,737	$3,775,176

Adjustments
Fiscal Year 2005
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
(in thousands, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable, less allowance for doubtful accounts	—	—	—	—
Inventories	—	—	—	—
Prepaid expenses and other current assets	—	—	—	—
Deferred income taxes	—	—	—	—

Total current assets	—	—	—	—
Property, plant and equipment, net of accumulated depreciation	—	—	—	—
Goodwill	—	—	—	—
Intangible assets, net of accumulated amortization	—	—	—	—
Deferred income taxes	10,724	7,267	6,580	5,264
Other assets	—	—	—	—

Total assets	$10,724	$7,267	$6,580	$5,264

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$—	$—	$—	$—
Accounts payable	—	—	—	—
Accrued expenses	—	—	—	—
Income taxes payable	—	—	—	—

Total current liabilities	—	—	—	—
Notes payable, long-term debt and long-term lease obligations, less current installments	—	—	—	—
Other liabilities	—	—	—	—

Total liabilities	—	—	—	—

Stockholders’ equity:
Common stock	—	—	—	—
Additional paid-in capital	51,857	36,241	29,615	24,208
Retained earnings	(41,133)	(28,974)	(23,035)	(18,944)
Unearned compensation	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Total stockholders’ equity	10,724	7,267	6,580	5,264

Total liabilities and stockholders’ equity	$10,724	$7,267	$6,580	$5,264

	As Restated
	Fiscal Year 2005
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
	(in thousands, except per share data)
Assets
Current Assets:
Cash and cash equivalents	$796,071	$681,042	$779,776	$619,836
Accounts receivable, less allowance for doubtful accounts of $3,967, $5,922, $6,496 and $6,469, respectively	955,353	899,427	795,432	1,066,416
Inventories	818,435	739,111	677,087	751,127
Prepaid expenses and other current assets	75,335	85,174	80,562	85,177
Deferred income taxes	40,741	44,045	51,971	56,915

Total current assets	2,685,935	2,448,799	2,384,828	2,579,471
Property, plant and equipment, net of accumulated depreciation of $714,149, $684,132, $655,229 and $613,522, respectively	880,736	831,269	803,734	807,297
Goodwill	384,239	381,579	310,606	310,583
Intangible assets, net of accumulated amortization of $134,367, $127,007, $115,513 and $105,148, respectively	69,062	76,317	42,334	49,923
Deferred income taxes	35,451	22,547	30,151	19,836
Other assets	32,563	29,580	13,664	13,330

Total assets	$4,087,986	$3,790,091	$3,585,317	$3,780,440

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$674	$637	$644	$1,966
Accounts payable	1,339,866	1,165,720	1,009,467	1,213,068
Accrued expenses	224,766	213,442	195,535	253,498
Income taxes payable	2,823	1,360	10,699	11,691

Total current liabilities	1,568,129	1,381,159	1,216,345	1,480,223
Notes payable, long-term debt and long-term lease obligations, less current installments	326,580	311,881	289,888	294,993
Other liabilities	47,336	43,690	51,785	51,771

Total liabilities	1,942,045	1,736,730	1,558,018	1,826,987

Stockholders’ equity:
Common stock	204	203	202	202
Additional paid-in capital	1,093,741	1,049,102	1,030,687	1,013,357
Retained earnings	980,667	922,294	868,880	826,924
Unearned compensation	(8,774)	(9,014)	(9,524)	(10,048)
Accumulated other comprehensive income	80,103	90,776	137,054	123,018

Total stockholders’ equity	2,145,941	2,053,361	2,027,299	1,953,453

Total liabilities and stockholders’ equity	$4,087,986	$3,790,091	$3,585,317	$3,780,440

Acquisitions and Expansion

We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors – We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 8 – “Business Acquisitions” and Note 17 – “Subsequent Events” to the Consolidated Financial Statements.

We have substantially completed and commenced operations in our new manufacturing facilities in Ranjangaon, India and Wuxi, China, and we will continue to invest in these facilities as production ramps into fiscal year 2007. We recently began construction of a new facility in Uzhgorod, Ukraine and currently expect to commence operations in this facility in the third quarter of fiscal year 2007.

We have begun construction on an expansion to our existing manufacturing facility in Kwidzyn, Poland during the first quarter of fiscal year 2007. The additional capacity is currently expected to be available toward the end of the third quarter of fiscal year 2007. We also began construction on a new manufacturing facility in Chennai, India during the first quarter of fiscal year 2007. Operations in this new facility are currently expected to commence in the third quarter of fiscal year 2007.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion.

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

Dividends

During fiscal year 2006, on May 4, 2006 and August 2, 2006, our Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share. The May 4, 2006 declared cash dividend, totaling approximately $14.9 million, was paid on June 1, 2006 to stockholders of record on May 15, 2006. The August 2, 2006 declared cash dividend, totaling approximately $14.3 million, was paid on September 1, 2006 to stockholders of record on August 15, 2006. During fiscal year 2007, the Company’s Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share on November 2, 2006, January 22, 2007 and April 30, 2007. The November 2, 2006 declared cash dividend, totaling approximately $14.4 million, was paid on December 1, 2006 to stockholders of record on November 15, 2006. The January 22, 2006 declared cash dividend, totaling approximately $14.4 million, was paid on March 1, 2007 to stockholders of record on February 15, 2007. The April 30, 2007 declared cash dividend will be paid on June 1, 2007 to stockholders of record on May 15, 2007.

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At August 31, 2006, we had cash and cash equivalent balances totaling $773.6 million, total notes payable, long-term debt and capital lease obligations of $393.3 million and $512.2 million available for borrowings under our revolving credit facilities and accounts receivable securitization program.

The following table sets forth, for the fiscal year ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2006	2005	2004
Net cash provided by operating activities	$448,176	$590,001	$451,241
Net cash used in investing activities	(417,470)	(488,694)	(205,593)
Net cash (used in) provided by financing activities	(67,906)	60,940	(318,440)
Effect of exchange rate changes on cash	14,692	12,502	(5,634)

Net (decrease) increase in cash and cash equivalents	$(22,508)	$174,749	$(78,426)

Net cash provided by operating activities for fiscal year 2006 was $448.2 million. This consisted primarily of $164.5 million of net income, $198.7 million of depreciation and amortization, $80.7 million of non-cash restructuring charges, $43.8 million of non-cash stock-based compensation expense, and $868.2 million from increases in accounts payable and accrued expenses. The increase in accounts payable was due to the increase in inventory and timing of purchases near year-end. Additionally, accrued compensation and employee benefits increased over the prior fiscal year primarily due to the increase in number of employees at August 31, 2006. These sources of cash were partially offset by increases in inventory of $577.9 million, increases in accounts receivable of $299.4 million and increases in prepaid expenses and other current assets of $38.9 million. The increase in inventory was due primarily to incremental inventory associated with our partnering with an existing customer in a new lean manufacturing process; and the pre-positioning of inventory in anticipation of forecasted first quarter demand. The increase in accounts receivable was due primarily to the increased revenue base, partially offset by the sale of an incremental $63.5 million of receivables under our securitization program. The increase in prepaid expenses and other current assets was due primarily to an increase in refundable value-added taxes.

Net cash used in investing activities for fiscal year 2006 was $417.5 million. This consisted primarily of our capital expenditures of $279.9 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and net cash of $166.7 million paid for the acquisition of Celetronix and several other immaterial business acquisitions. These expenditures were partially offset by $29.1 million of proceeds from the sale of certain excess property, plant and equipment.

Net cash used in financing activities for fiscal year 2006 was $67.9 million. This resulted from $477.3 million of payments toward debt agreements and capital lease obligations, which primarily included $418.5 million toward repayment of borrowings under our unsecured revolving credit facility and $51.0 million toward payment of certain debt obligations assumed in the acquisition of Celetronix. These cash payments were partially offset by approximately $131.6 million of net proceeds received upon the issuance of common stock under option plans and employee stock purchase plans; approximately $5.7 million associated with the tax benefit of options exercised; and approximately $487.0 million of proceeds from borrowings under debt agreements. These borrowings primarily included $418.5 million of borrowings under our unsecured revolving credit facility to partially fund the acquisition of Celetronix in the third quarter of fiscal year 2006, and for the common stock repurchase and working capital needs for operations during the fourth quarter of fiscal year 2006. See Note 9 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 13 – “Stockholders’ Equity” to the Consolidated Financial Statements.

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

In May 2001, we issued a total of $345.0 million, 20-year, 1.75% convertible subordinated notes (the “Convertible Notes”) at par, resulting in net proceeds of approximately $337.5 million. The Convertible Notes were issued pursuant to our “shelf” registration statement. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. Under the terms of the Convertible Notes, the Note holders had the right to require us to purchase all or a portion of their Convertible Notes on May 15 in the years 2004, 2006, 2009 and 2014 at par plus accrued interest. Additionally, we had the right to redeem all or a portion of the Convertible Notes for cash at any time on or after May 18, 2004. On May 17, 2004, we paid $70.4 million par value to certain note holders who exercised their right to require us to purchase their Convertible Notes. On May 18, 2004, we paid $274.6 million par value upon exercise of our right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, we paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, we recognized a loss of $6.4 million on the write-off of unamortized issuance costs associated with the Convertible Notes. This loss was recorded as other expense in the Consolidated Statement of Earnings for the fiscal year ended August 31, 2004.

In July 2003, we issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. See Note 17 – “Subsequent Events” for discussion surrounding our failure to meet the condition of the indenture that requires delivery of our annual and quarterly financial statements to the bond trustee within 15 days after the deadline for filing such financial statements with the SEC (as extended by Form 12b-25).

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

Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at August 31, 2006. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we become current on those filings, Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, we will be ineligible to issue shares under our shelf registration until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we become current on those filings.

During the second quarter of fiscal year 2006, we renewed our existing 0.6 billion Japanese yen (approximately $5.1 million based on currency exchange rates at August 31, 2006) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the renewed facility, we pay interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. The renewed credit facility expired on December 2, 2006 and all outstanding borrowings were fully paid. At August 31, 2006, there were no borrowings outstanding under this facility.

During the fourth quarter of fiscal year 2003, we amended and revised our then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (the “Amended Revolver”). Under the terms of the Amended Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. Interest is accrued on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. Interest is accrued on outstanding Eurodollar loans at the LIBOR in effect at the loan inception plus a spread of 0.65% to 1.35%. A facility fee based on the committed amount of the Amended Revolver was payable at a rate equal to 0.225% to 0.40%. A usage fee was also payable if our borrowings on the Amended Revolver exceeded 33-1/3% of the aggregate commitment. The usage fee rate ranged from 0.125% to 0.25%. The interest spread, facility fee and usage fee were determined based on our general corporate rating or rating of our senior unsecured long-term indebtedness as determined by Standard and Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The Amended Revolver had an expiration date of July 14, 2006 when outstanding borrowings would then be due and payable. The Amended Revolver required compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver required compliance with certain operating covenants, which limited, among other things, our incurrence of additional indebtedness. On March 10, 2005, we borrowed $80.0 million under the Amended Revolver to partially fund the acquisition of VEM, which was consummated on March 11, 2005. This borrowing was repaid in full during the third quarter of fiscal year 2005 from cash provided by operations.

During the third quarter of fiscal year 2005, we replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.95%

above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.25% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants at August 31, 2006. See Note17 – “Subsequent Events” to the Consolidated Financial Statements for discussion of covenant waivers that were obtained subsequent to August 31, 2006. During the third quarter of fiscal year 2006, we borrowed $67.0 million against the Unsecured Revolver, which included $40.0 million to partially fund the acquisition of Celetronix on March 31, 2006. These borrowings were repaid in full during the third quarter of fiscal year 2006 from cash provided by operations. During the fourth quarter of fiscal year 2006, we borrowed $351.5 million against the Unsecured Revolver, which was used primarily for the common stock repurchase and working capital needs for operations. These borrowings were repaid in full during the fourth quarter of fiscal year 2006 from cash provided by operations. At August 31, 2006, there were no borrowings outstanding on the Unsecured Revolver.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The securitization agreements, as amended, expire in February 2007 and may be extended on an annual basis. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.18% per annum of 102% of the average purchase limit and program fees of up to 0.18% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of August 31, 2006, we had sold $348.3 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $238.5 million and retained an interest in the receivables of approximately $109.8 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $11.9 million, $4.1 million and $0.8 million during the fiscal years ended August 31, 2006, 2005 and 2004, respectively, which are recorded as other expense on the Consolidated Statement of Earnings. See

Note 17 – “Subsequent Events” to the Consolidated Financial Statements for discussion surrounding amendments to the securitization program that occurred subsequent to August 31, 2006 and for covenant waivers obtained subsequent to August 31, 2006.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in March 2007 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At August 31, 2006, we had sold $29.8 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $29.8 million. The accounts receivable sold under this factoring agreement and the resulting loss on the sale were insignificant for the fiscal years ended August 31, 2006 and 2005.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.6 million based on currency exchange rates at August 31, 2006.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2006, proceeds of 21.3 million Euros (approximately $27.2 million based on currency exchange rates at August 31, 2006) had been drawn under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At August 31, 2006, borrowings of 633.9 million Indian rupees (approximately $13.6 million based on currency exchange rates at August 31, 2006) were outstanding under this facility and incurring interest at an average rate of 7.8%.

During the third quarter of fiscal year 2006, we acquired the operations of Celetronix as discussed in Note 8 – “Business Acquisitions.” Through the acquisition we assumed certain liabilities, including a short term financing obligation of approximately $51.1 million at the date of acquisition. This financing obligation was associated with an accounts receivable discounting agreement with a global bank, which was discontinued at the closing of the acquisition on March 31, 2006. Cash collected on the related accounts receivable was remitted to the bank to satisfy the obligation and all outstanding amounts were paid in full by the expiration date of July 15, 2006.

During the third quarter of fiscal year 2006, we assumed a short-term Chinese yuan renmimbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. At August 31, 2006, borrowings of 15.0 million

Chinese yuan renmimbi (approximately $1.9 million based on currency exchange rates at August 31, 2006) were outstanding under this facility and incurring interest at a fixed rate of 5.4%. The outstanding amount, which was determined by the bank to be the maximum borrowing limit, is due and payable by November 9, 2006. This facility was canceled in the second quarter of fiscal year 2007.

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $119.0 thousand based on currency exchange rates at August 31, 2006). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale under U.S. generally accepted accounting principles. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At August 31, 2006, the balance of the financing obligation is approximately 2.7 million pounds sterling (approximately $5.2 million based on currency exchange rates at August 31, 2006).

During the fourth quarter of fiscal year 2006, we entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2006, borrowings of $40.4 million were outstanding under this facility.

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006, as well as the delay in filing our Form 10-Q for the fiscal periods ended November 30, 2006 and February 28, 2007, we have obtained all of the necessary covenant waivers for all other material debt instruments that have not been previously discussed above. See Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements for further discussion.

During the second quarter of fiscal year 2007, we entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million is designated for use as a one-time borrowing (which may be taken down in increments) to finance the tender offer for our merger with Taiwan Green Point Enterprises Co., Ltd., which is further discussed below, along with any related costs and expenses, and the remaining $100.0 million of the Bridge Facility is a revolving facility to be used for general corporate purposes. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion on the Bridge Facility. In addition, see “Risk Factor – We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.”

At August 31, 2006, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $250.0 million, principally for machinery and equipment across all segments, and expansion in Eastern Europe. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the payment of approximately $59.9 million for current restructuring activities, and our working capital requirements for the next twelve months.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. As discussed above, to fund the acquisition, we entered into a $1.0 billion Bridge Facility on December 21, 2006. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, and future minimum lease payments under non-cancelable operating lease arrangements as of August 31, 2006 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$393,333	$63,813	$19,244	$310,276	$—
Future interest on notes payable and long-term debt	78,375	19,705	39,264	19,406	—
Operating lease obligations	184,600	51,111	67,077	33,335	33,077
Estimated future benefit plan payments	59,707	4,149	10,134	11,359	34,065

Total contractual cash obligations	$716,015	$138,778	$135,719	$374,376	$67,142

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheet at their respective fair market values in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statement of Earnings.

The aggregate notional amount of outstanding contracts at August 31, 2006 was $580.7 million. The fair value of these contracts amounted to a $3.8 million asset recorded in prepaid and other current assets and a $6.8 million liability recorded in accrued expenses on the Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2006. The forward contracts will settle in British pounds, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Singapore dollars, Swedish krona, and U.S. dollars.

We entered into several individual Taiwanese dollar foreign currency swap arrangements in connection with our tender offer for Taiwan Green Point Enterprises Co., Ltd. (“Green Point”). These New Taiwan dollar foreign currency swap arrangements had a notional value of 18.4 billion New Taiwan dollars as of March 31, 2007 (approximately $557.7 million based on currency exchange rates at March 31, 2007) and the related non-deliverable forward contracts had a notional value of 10.0 billion New Taiwan dollars as of March 31, 2007 (approximately $302.5 million based on currency exchange rates at March 31, 2007). See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for further discussion on the Green Point acquisition.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2006, we had no outstanding investments.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver, our 0.6 billion Japanese yen credit facility and our short-term Indian working capital facilities. There were no borrowings outstanding under these revolving credit facilities at August 31, 2006.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There was 21.3 million Euro (approximately $27.2 million based on currency exchange rates at August 31, 2006) outstanding under this loan agreement at August 31, 2006.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and – An adverse change in the interest rates for our borrowings could adversely affect our financial condition.” See Note 1(q) – “Description of Business and Summary of Significant Accounting Policies – Derivative Instruments”, Note 9 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 15 – “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2006. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2006. Management’s report on internal control over financial reporting as of August 31, 2006 and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting as of August 31, 2006 contained in this Annual Report on Form 10-K are incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2006, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended August 31, 2006, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth in Items 9(a), (b) and (c) above, notwithstanding those improvements and modifications.

(d) Limitations on the Effectiveness of Controls and other matters

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Notwithstanding the foregoing limitations on the effectiveness of controls, we have nonetheless reached the conclusions set forth above on our disclosure controls and procedures and our internal control over financial reporting.

On March 31, 2006, we acquired Celetronix. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation as of August 31, 2006 did not include the internal control over financial reporting of the acquired operations of Celetronix. Celetronix is included in our consolidated financial statements from the date of acquisition, representing $377.9 million of total assets at August 31, 2006 and $105.3 million of net revenue for the fiscal year ended August 31, 2006. As part of our integration of Celetronix, we continue to evaluate Celetronix’s internal controls over financial reporting and address controls that we note need improvement. From the acquisition date to August 31, 2006, the processes and systems of Celetronix’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

As noted above in the Explanatory Note at the beginning of this Annual Report on Form 10-K, we restated our financial statements for our fiscal year ended August 31, 2005. As part of that restatement, we concluded that we had a material weakness in our information and communication controls relating to the accounting for our equity based awards as of August 31, 2005. However, as a result of the adoption of FAS 123R on September 1, 2005 and the implementation of controls to properly account for equity based awards under FAS 123R, we concluded that no such material weakness existed as of August 31, 2006.

(e) CEO and CFO Certifications

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names of Jabil’s current directors and certain information about them are set forth below:

Name	Age	Principal Position	Director Since
Laurence S. Grafstein (4)	46	Director	2002
Mel S. Lavitt (2)(3)(4)	69	Director	1991
Timothy L. Main (1)	49	Chief Executive Officer, President and Director	1999
William D. Morean (1)	51	Chairman of the Board of Directors	1978
Lawrence J. Murphy	64	Director	1989
Frank A. Newman (2)(3)(4)	58	Director	1998
Steven A. Raymund (2)(3)(4)	51	Director	1996
Thomas A. Sansone	57	Vice Chairman of the Board of Directors	1983
Kathleen A. Walters	55	Director	2005

(1)	Member of the committee that administers stock option plans for non-officers and non-directors.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating and Corporate Governance Committee.

Except as set forth below, each of the nominees has been engaged in his principal occupation set forth below during the past five years. There are no family relationships among any of the directors and executive officers of Jabil. There are no arrangements or understandings between any of the persons nominated to be a director and any other persons pursuant to which any of such nominees was selected. A majority of the directors are “independent” as defined in the applicable listing standards of the NYSE.

Laurence S. Grafstein. Mr. Grafstein has served as a director of Jabil since April 2002. Mr. Grafstein has been Managing Director and co-head of Technology, Media and Telecommunications for Lazard Freres & Co. LLC since joining the firm in 2001. He has been an investment banker since 1990. Prior to joining Lazard Freres & Co., Mr. Grafstein headed the telecommunications practices at the investment banks Credit Suisse First Boston and Wasserstein Perella & Co. and was a co-founder of Gramercy Communications Partners LLC. Mr. Grafstein has earned a B.A. from Harvard, an M.Phil from Oxford University and a J.D. from the University of Toronto.

Mel S. Lavitt. Mr. Lavitt has served as a director of Jabil since September 1991. Mr. Lavitt has been a Managing Director at the investment banking firm of C.E. Unterberg, Towbin (or its predecessor) since August 1992 and is currently serving as Vice Chairman and Managing Director. From June 1987 until August 1992, Mr. Lavitt was President of Lavitt Management, a business consulting firm. From 1978 until June 1987, Mr. Lavitt served as an Administrative Managing Director for the investment banking firm of L.F. Rothschild, Unterberg, Towbin, Inc. Mr. Lavitt currently serves as a director on the Boards of Migo Software, Inc. and St. Bernard Software, Inc. Mr. Lavitt also serves on the Board of the Utah Governor’s Office of Economic Development. Mr. Lavitt is a graduate of Brown University.

Timothy L. Main. Mr. Main has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President, Business Development in May 1991 and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

William D. Morean. Mr. Morean has served as Chairman of the Board of Directors since 1988 and as a director since 1978. Mr. Morean joined Jabil in 1977 and assumed management of day-to-day operations the following year. Mr. Morean was Chief Executive Officer from 1988 to September 2000. Mr. Morean has also served as Jabil’s President and Vice President and held various operating positions with Jabil.

Lawrence J. Murphy. Mr. Murphy is an independent business consultant focusing on mergers and acquisition related matters and has served as a director of Jabil since September 1989 and as an independent consultant to Jabil from September 1997 until February 2004. From March 1992 until September 1997, Mr. Murphy served as a director of Core Industries, a diversified conglomerate where he has held various executive level positions since 1981, including Executive Vice President and Secretary. Prior to joining Core Industries, Mr. Murphy was a practicing attorney at the law firm of Bassey, Selesko, Couzens & Murphy, P.C. and a certified public accountant with the accounting firm of Deloitte & Touche. Mr. Murphy is currently a member of the Board of Advisors for Baker Financial, a financial consulting services firm. Mr. Murphy also serves as a director on the Board of Third Wave Technologies, Inc., a molecular diagnostic products company.

Frank A. Newman. Mr. Newman has served as a director of Jabil since January 1998. Mr. Newman has served as the Chairman of Medical Nutrition USA, Inc., a nutrition-medicine company, since March 2003 and its Chief Executive Officer since November 2002. From January 2001 until November 2002, Mr. Newman was a private investor and advisor to health care and pharmaceutical companies. From April 2000 until January 2001, Mr. Newman was President, Chief Executive Officer and a director of more.com, an Internet pharmaceutical company. From June 1993 to June 2000, Mr. Newman served as President, Chief Operating Officer and director, from February 1996 until June 2000 as Chief Executive Officer and from February 1997 to June 2000 as Chairman of the Board of Directors of Eckerd Corporation, a retail drug store chain. From January 1986 until May 1993, Mr. Newman was the President, Chief Executive Officer and a director of F&M Distributors, Inc., a retail drug store chain. Mr. Newman also serves as a director on the Boards of JoAnn Stores, Inc. and Medical Nutrition USA, Inc.

Steven A. Raymund. Mr. Raymund has served as a director of Jabil since January 1996. Mr. Raymund began his career at Tech Data Corporation, a distributor of personal computer products, in 1981 as Operations Manager. He became Chief Operating Officer in 1984, and was promoted to the position of Chief Executive Officer of Tech Data Corporation in 1986. Effective October 2006, Mr. Raymund resigned from his position as Chief Executive Officer of Tech Data Corporation. Mr. Raymund currently serves as Chairman of the Board of Directors of Tech Data Corporation, and is also a director of WESCO International, Inc.

Thomas A. Sansone. Mr. Sansone served as President of Jabil from 1988 to January 1999 when he became Vice Chairman of the Board of Directors. Mr. Sansone joined Jabil in 1983 as Vice President and has served as a director since that time. Prior to joining Jabil, Mr. Sansone was a practicing attorney with a specialized practice in taxation. He also served as an adjunct Professor at Detroit College of Law. He holds a B.A. from Hillsdale College, a J.D. from Detroit College of Law and an LL.M. in taxation from New York University.

Kathleen A. Walters. Ms. Walters has served as a director of Jabil since January 2005. Ms. Walters is Executive Vice President of the Global Consumer Products Group for Georgia-Pacific Corp. with responsibility for the company’s consumer products businesses worldwide, as well as the Dixie(R) and communication papers businesses. She began her career at Chase Manhattan Bank in 1973 and joined Scott Paper Company in 1978, performing in a variety of financial and business management roles for 17 years. After Scott Paper was acquired by Kimberly-Clark Corp. in 1995, Ms. Walters spent six years with Kimberly-Clark, primarily as President of their away-from-home business in Europe. Before joining Georgia-Pacific, Ms. Walters served as President and CEO of Sappi Fine Paper North America from 2002 to 2004. She holds a bachelor’s degree in Mathematics from Syracuse University and a master’s of business administration degree from the Wharton School at the University of Pennsylvania.

Audit Committee. All of the members of the Audit Committee are independent within the meaning of SEC regulations, the listing standards of the NYSE and Jabil’s Corporate Governance Guidelines. The Board of

Directors has determined that each member of the Audit Committee is an audit committee financial expert within the meaning of the SEC regulations and that each member has accounting and related financial management expertise within the meaning of the listing standards of the NYSE.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Jabil’s officers and directors, and persons who own more than ten percent of a registered class of Jabil’s equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish Jabil with copies of all such forms that they file.

Based solely on its review of the copies of such forms received by Jabil from certain reporting persons, Jabil believes that, during the fiscal year ended August 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders were met, except that, as a result of administrative errors, John P. Lovato did not timely file one Form 4 relating to a sale of shares and Timothy L. Main did not timely file one Form 4 relating to the exercise of an option and the immediate sale of the underlying shares. In addition, William D. Muir, Jr. filed two Form 4s, both relating to separate gifts of shares late, and in addition, subsequent to the end of our 2006 fiscal year, he filed one Form 4, relating to a gift of shares during our 2005 fiscal year late. Finally, Forbes I.J. Alexander did not timely file two Form 4s relating to the termination of two previously disclosed prepaid forward variable contracts that expired pursuant to their terms.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are available on our website at http://www.jabil.com. Stockholders may request a copy of the Corporate Governance Guidelines from the address and phone number set forth above under “– Codes of Ethics.”

Committee Charters

The charters for our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available on our website at http://www.jabil.com. Stockholders may request a copy of each of these charters from the address and phone number set forth under “ – Codes of Ethics.”

Item 11.	Executive Compensation

Summary Compensation Table

The following table shows, as to (i) the Chief Executive Officer, and (ii) each of the five other most highly compensated executive officers (a) whose salary plus bonus exceeded $100,000 during the last fiscal year, and (b) who served as executive officers at fiscal year end (collectively the “Named Executive Officers”), information concerning compensation paid for services to Jabil in all capacities during the three fiscal years ended August 31, 2006:

		Annual Compensation (1)				Long Term Compensation Awards (2)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)		Restricted Stock Award (s) ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($) (4)
Timothy L. Main	2006	$996,154	$561,100	—		$2,404,000	140,000	$64,698
Chief Executive Officer,	2005	895,385	1,143,225	—		1,201,000	105,000	56,467
President and Director	2004	778,462	944,371	$101,971	(5)	—	170,000	21,326

Mark T. Mondello	2006	$572,115	$290,369	—		$1,097,434	64,630	$31,823
Chief Operating Officer	2005	498,077	508,100	—		600,500	120,000	29,739
	2004	449,039	486,000	—		—	125,000	12,352

Forbes I.J. Alexander	2006	$447,115	$201,996	—		$654,367	38,537	$24,286
Chief Financial Officer	2005	368,846	381,075	—		600,500	65,000	15,616
	2004	214,423	160,634	—		—	65,000	6,546

Scott D. Brown	2006	$448,077	$201,996	—		$654,367	38,537	$25,230
Executive Vice	2005	399,423	406,480	—		480,400	65,000	24,517
President	2004	384,616	415,800	—		—	115,000	10,698

John P. Lovato	2006	$373,077	$259,100	—		$545,306	32,114	$17,854
Senior Vice President,	2005	323,077	248,274	—		480,400	65,000	19,039
Regional President –	2004	274,039	297,000	—		—	115,000	7,292
Europe

William D. Muir Jr.	2006	$373,077	$259,100	—		$545,306	32,114	$17,854
Senior Vice President,	2005	321,154	248,274	—		480,400	65,000	13,801
Regional President – Asia	2004	224,808	134,277	—			65,000	6,614

(1)	Compensation deferred at the election of executive is included in the year earned.
(2)	Beginning with its 2006 fiscal year, Jabil currently issues stock appreciation rights (“SARs”) to its employees and no longer issues stock options. Prior to its 2006 fiscal year, Jabil only issued stock options and did not issue SARs. Jabil does not have any long-term incentive plans within the meaning of SEC rules.
(3)	Dividends in the following amounts were paid to the following individuals during the 2006 fiscal year on shares of restricted stock held by such individuals: (i) $9,100 was paid to Mr. Main, (ii) $4,329 was paid to Mr. Mondello, (iii) $3,288 was paid to Mr. Alexander, (iv) $2,938 was paid to Mr. Brown, (v) $2,681 was paid to Mr. Lovato and (vi) $2,681 was paid to Mr. Muir. Since the value of each of these dividends was reflected in the grant date fair value of each of the applicable restricted stock grants (as calculated under FAS 123R), these dividends are not included in the Summary Compensation Table.
(4)	Represents payments pursuant to Jabil’s Profit Sharing Plan. The Board of Directors determines the aggregate amount of payments under the plan based on quarterly financial results. The actual amount paid to individual participants is based on the participant’s salary and bonus actually paid (not necessarily earned) during such quarter.
(5)	Amount paid to Mr. Main to be used to pay a $75,000 deposit for a club membership and $26,971 for estimated taxes payable by Mr. Main on the deposit amount.

SAR Grants in Last Fiscal Year

The following table sets forth information as to SARs granted to all Named Executive Officers during the fiscal year ended August 31, 2006. These SARs were granted under our existing equity compensation plans at an exercise price equal to 100% of the fair market value of our common stock on the date of grant. Unless otherwise indicated, the SARs vest as to 8.33% of the underlying common stock fifteen months after the date of grant, then 8.33% every three months thereafter. Upon the exercise of a SAR, the holder will receive the number of shares of our common stock that has a total value which is equivalent to the difference between the exercise price of the SAR and the fair market value of our common stock on the date of exercise. The amounts under “Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term” represent the hypothetical gains of the SARs granted based on assumed annual compounded stock appreciation rates of 5% and 10% over their exercise price for the full ten-year term of the SARs. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices.

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for SAR Term($)
	Number of Securities Underlying SARs	Percent of Total SARs Granted to Employees in	Exercise Price Per	Expiration
Name	Granted(#)	Fiscal Year	Share	Date	5%	10%
Timothy L. Main	140,000	5.39%	$30.05	10/24/2015	2,707,332	6,802,918
Mark T. Mondello	64,630	2.49%	$29.79	10/10/2015	1,231,883	3,102,003
Forbes I.J. Alexander	38,537	1.48%	$29.79	10/10/2015	734,536	1,849,635
Scott D. Brown	38,537	1.48%	$29.79	10/10/2015	734,536	1,849,635
John P. Lovato	32,114	1.24%	$29.79	10/10/2015	612,110	1,541,354
William D. Muir Jr.	32,114	1.24%	$29.79	10/10/2015	612,110	1,541,354

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option and SAR Values

The following table sets forth certain information concerning the exercise of options during the fiscal year ended August 31, 2006, and the aggregate value of unexercised options and SARs at August 31, 2006, for each of the Named Executive Officers. No SARs were exercised by any of the Named Executive Officers during the 2006 fiscal year.

Name	Shares Acquired on Exercise of Options(#)	Value Realized($) (1)	Number of Securities Underlying Unexercised Options and SARs at August 31, 2006(#)		Value of Unexercised In-The-Money Options and SARs at August 31, 2006($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Timothy L. Main	554,000	14,143,901	863,752	149,248	5,005,202	131,876
Mark T. Mondello	—	—	721,160	71,070	7,812,715	91,834
Forbes I.J. Alexander	58,892	1,536,350	169,540	43,689	441,908	73,468
Scott D. Brown	248,980	6,655,122	214,118	44,977	429,923	91,834
John P. Lovato	124,284	2,363,313	215,052	38,554	515,968	91,834
William D. Muir Jr.	—	—	265,748	37,266	2,006,409	73,468

(1)	The value realized is determined by subtracting the exercise price per share from the fair market value of our common stock on the date of exercise.
(2)	The closing price for Jabil’s common stock as reported through the NYSE on August 31, 2006 was $26.83. The value of the unexercised options and SARs is calculated by subtracting the exercise price of the options and SARs from $26.83 multiplied by the number of shares of common stock to which the exercise relates. These values, unlike the amounts set forth in the column entitled “Value Realized,” have not been, and may never be, realized and are based on the positive spread between the respective exercise prices of outstanding options and SARs and the closing price of Jabil’s common stock on August 31, 2006, the last day of trading for fiscal 2006.

Change in Control Arrangements

All options issued under Jabil’s 1992 Stock Option Plan and the 2002 Stock Incentive Plan provide that, in the event of a change in control of Jabil, any award outstanding under the 2002 Stock Incentive Plan on the date of such change in control that is not yet vested will become fully vested on the earlier of (i) the first anniversary of the date of such change in control, if the grantee’s continuous status as an employee or consultant of Jabil does not terminate prior to such anniversary, or (ii) the date of termination of the grantee’s continuous status as an employee or consultant of Jabil as a result of termination by Jabil or its successor without cause or resignation by the grantee for good reason. However, an award will not become fully vested due to a change in control if the grantee’s continuous status as an employee or consultant terminates as a result of termination by Jabil or its successor for cause or resignation by the grantee without good reason prior to the first anniversary of the date of such change in control.

The 2002 Stock Incentive Plan and the 1992 Stock Option Plan provide that, in the event of a proposed dissolution or liquidation of Jabil, all outstanding awards will terminate immediately before the consummation of such proposed action. The Board of Directors may, in the exercise of its sole discretion in such instances, declare that any option awarded under the 2002 Stock Incentive Plan or the 1992 Stock Option Plan, or stock appreciation right awarded under the 2002 Stock Incentive Plan, will terminate as of a date fixed by the Board of Directors and give each grantee the right to exercise his option or stock appreciation right as to all or any part of the stock covered by such award, including shares as to which the option or stock appreciation right would not otherwise be exercisable.

In the event of a merger of Jabil with or into another corporation, or the sale of substantially all of the assets of Jabil, each outstanding option awarded under the 2002 Stock Incentive Plan and the 1992 Stock Option Plan, and each stock appreciation right awarded under the 2002 Stock Incentive Plan, will be assumed or an equivalent option and stock appreciation right will be substituted by the successor corporation, unless otherwise determined by the Board of Directors in its discretion. If such successor or purchaser refuses to assume or provide a substitute for the outstanding options or stock appreciation rights, the 2002 Stock Incentive Plan and the 1992 Stock Option Plan provide for the acceleration of the exercisability and termination of all or some outstanding and unexercisable options and stock appreciation rights, unless otherwise determined by the Board of Directors in its discretion. In the event of the acquisition by any person, other than Jabil, of 50% or more of Jabil’s then outstanding securities, unless otherwise determined by the Board of Directors in its discretion, all outstanding options and stock appreciation rights which are vested and exercisable shall be terminated in exchange for a cash payment.

Directors’ Compensation

During the 2006 fiscal year, non-employee directors received the following annual compensation, payable quarterly: $50,000 for serving as a member of the Board of Directors; $10,000 for serving as a non-chair member of the Audit Committee; $20,000 for serving as chair of the Audit Committee; $5,000 for serving as a non-chair member of the Compensation Committee or the Nominating and Corporate Governance Committee; and $10,000 for serving as the chair of Compensation Committee or the Nominating and Corporate Governance Committee. No director currently receives any additional cash compensation for attendance at Board of Directors or committee meetings. Directors are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors and committee meetings. In addition, non-employee directors are also eligible to receive stock option grants pursuant to Jabil’s 2002 Stock Incentive Plan. For the 2006 fiscal year, each non-employee director received 7,500 shares of Jabil’s common stock, one-eighth of which shall vest on each six month anniversary date of the grant date.

Compensation Committee Interlocks and Insider Participation

Jabil’s Compensation Committee was formed in November 1992 and is currently composed of Messrs. Lavitt, Newman and Raymund. No member of the Compensation Committee is currently or was formerly an officer or an employee of Jabil or its subsidiaries. There are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership by Principal Stockholders and Management

The following table sets forth the beneficial ownership of common stock of Jabil as of April 20, 2007 (the “Measurement Date”) by: (i) each of Jabil’s directors and nominees for director; (ii) each of the named executive officers listed in the Summary Compensation Table above; (iii) all current directors and executive officers of Jabil as a group; and (iv) each person known by Jabil to own beneficially more than 5% of the outstanding shares of its common stock. The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares as to which the individual has the right to acquire beneficial ownership of such shares within 60 days of the Measurement Date through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. A total of 205,981,056 shares of Jabil’s common stock were issued and outstanding as of the Measurement Date.

Directors, Named Executive Officers and Principal Stockholders	Number of Shares	Percent of Total
Principal Stockholders:
William D. Morean (1)(2)(3)	16,253,670	7.9%
c/o Jabil Circuit, Inc. 10560 Dr. Martin Luther King, Jr. Street North St. Petersburg, Florida 33716

Audrey M. Petersen (1)(4)	13,974,005	6.8%
c/o Jabil Circuit, Inc. 10560 Dr. Martin Luther King, Jr. Street North St. Petersburg, Florida 33716

Capital Group International, Inc. (5)	22,768,740	10.7%
11100 Santa Monica Blvd.
Los Angeles, California 90025

William Blair & Company, L.L.C. (6)	10,820,988	5.3%
222 W. Adams
Chicago, Illinois 60606

Directors(3):
Laurence S. Grafstein (7)	61,000	*
Mel S. Lavitt (8)	96,000	*
Timothy L. Main (9)	1,335,191	*
Lawrence J. Murphy (10)	164,000	*
Frank A. Newman (11)	134,000	*
Steven A. Raymund (12)	121,820	*
Thomas A. Sansone (13)	3,712,667	1.8%
Kathleen A. Walters (14)	15,000	*

Directors, Named Executive Officers and Principal Stockholders	Number of Shares	Percent of Total
Named Executive Officers:
Forbes I.J. Alexander (15)	322,216	*
Scott D. Brown (16)	407,672	*
Mark T. Mondello (17)	922,473	*
John P. Lovato (18)	324,640
William D. Muir Jr. (19)	386,634	*
All current directors and executive officers as a group (21 persons) (20)	26,230,392	12.5%

*	Less than one percent.
(1)	Includes 11,542,902 shares held by the William E. Morean Residual Trust, as to which Mr. William D. Morean and Ms. Audrey M. Petersen (Mr. Morean’s mother) share voting and dispositive power as members of the Management Committee created under the Trust.
(2)	Includes (i) 4,268,908 shares held by Cheyenne Holdings Limited Partnership, a Nevada limited partnership, of which Morean Management Company is the sole general partner, as to which Mr. Morean has sole voting and dispositive power, (ii) 198,900 shares held by Eagle’s Wing Foundation, a private charitable foundation of which Mr. Morean is a director and with respect to which Mr. Morean may be deemed to have shared voting and dispositive power, (iii) 33,048 shares held by the William D. Morean Trust, of which Mr. Morean is trustee, as to which Mr. Morean has sole voting and dispositive power, (iv) 179,000 shares subject to options held by Mr. Morean that are exercisable within 60 days of the Measurement Date, (v) 15,912 shares beneficially owned by Mr. Morean’s spouse, over which Mr. Morean disclaims beneficial ownership and (vi) 13,125 shares of restricted stock, of which Mr. Morean has voting power, but not dispositive power.
(3)	Mr. Morean is a Director of Jabil in addition to being a Principal Stockholder.
(4)	Includes (i) 2,392,793 shares held by Morean Limited Partnership, a North Carolina limited partnership, of which Morean-Petersen, Inc. is the sole general partner, as to which Ms. Petersen has shared voting and dispositive power; Ms. Petersen is the President of Morean-Petersen, Inc., (ii) 2,510 shares held by Audrey Petersen Revocable Trust, of which Ms. Petersen is trustee, as to which Ms. Petersen has sole voting and dispositive power and (iii) 35,800 shares held by the Morean Petersen Foundation, Inc., a private charitable foundation of which Ms. Petersen is a director and with respect to which Ms. Petersen may be deemed to have shared voting and dispositive power.
(5)	The amount shown and the following information is derived from a Schedule 13G/A filed by Capital Group International, Inc. (“CGII”), reporting beneficial ownership as of December 31, 2006. According to the Schedule 13G/A, CGII has sole voting power over 16,780,100 shares and sole dispositive power over 22,768,740 shares. CGII is the parent holding company of the following wholly-owned subsidiaries, that hold investment power, and in some cases, voting power over certain shares: (i) Capital Guardian Trust Company, (ii) Capital International Research and Management, Inc., (iii) Capital International Limited and (iv) Capital International S.A.
(6)	The amount shown and the following information is derived from a Schedule 13G filed by William Blair & Company, L.L.C. (“WB”), reporting beneficial ownership as of December 31, 2006. According to the Schedule 13G, WB has sole voting power over 10,820,988 shares and sole dispositive power over 10,820,988 shares.
(7)	Includes (i) 39,000 shares subject to options held by Mr. Grafstein that are exercisable within 60 days of the Measurement Date and (ii) 13,125 shares of restricted stock, of which Mr. Grafstein has voting power, but not dispositive power.
(8)	Includes (i) 79,000 shares subject to options held by Mr. Lavitt that are exercisable within 60 days of the Measurement Date 2,000 shares beneficially owned by Mr. Lavitt’s spouse, over which Mr. Lavitt disclaims beneficial ownership and (iii) 13,125 shares of restricted stock, of which Mr. Lavitt has voting power, but not dispositive power.

(9)	Mr. Main is also Chief Executive Officer and President of Jabil, and thus is also a Named Executive Officer in addition to being a Director. Includes (i) 896,333 shares subject to options held by Mr. Main that are exercisable within 60 days of the Record Date and (ii) 370,000 shares of restricted stock, of which Mr. Main has voting power, but not dispositive power.
(10)	Includes (i) 143,000 shares subject to options held by Mr. Murphy that are exercisable within 60 days of the Measurement Date and (ii) 13,125 shares of restricted stock, of which Mr. Murphy has voting power, but not dispositive power.
(11)	Includes (i) 119,000 shares subject to options held by Mr. Newman that are exercisable within 60 days of the Measurement Date and (ii) 13,125 shares of restricted stock, of which Mr. Newman has voting power, but not dispositive power.
(12)	Includes (i) 63,280 shares subject to options held by Mr. Raymund that are exercisable within 60 days of the Measurement Date, (ii) 2,000 shares beneficially owned by Mr. Raymund’s spouse and (iii) 13,125 shares of restricted stock, of which Mr. Raymund has voting power, but not dispositive power.
(13)	Includes (i) 2,982,634 shares held by TASAN Limited Partnership, a Nevada limited partnership, of which TAS Management, Inc. is the sole general partner, as to which Mr. Sansone has sole voting and dispositive power; Mr. Sansone is President of TAS Management, Inc., (ii) 540,250 shares held by Life’s Requite, Inc., a private charitable foundation of which Mr. Sansone is a director and as to which Mr. Sansone may be deemed to have shared voting and dispositive power, (iii) 175,120 shares subject to options held by Mr. Sansone that are exercisable within 60 days of the Measurement Date, (iv) 600 shares beneficially owned by Mr. Sansone’s spouse, over which Mr. Sansone disclaims beneficial ownership and (v) 13,125 shares of restricted stock, of which Mr. Sansone has voting power, but not dispositive power.
(14)	Includes 13,125 shares of restricted stock, of which Ms. Walters has voting power, but not dispositive power.
(15)	Includes (i) 181,114 shares subject to options held by Mr. Alexander that are exercisable within 60 days of the Measurement Date and (ii) 121,102 shares of restricted stock, of which Mr. Alexander has voting power, but not dispositive power.
(16)	Includes (i) 68,542 shares held by Scott D. Brown Revocable Living Trust, of which Mr. Brown is trustee, as to which Mr. Brown has sole voting and dispositive power, (ii) 226,980 shares subject to options held by Mr. Brown that are exercisable within 60 days of the Measurement Date and (iii) 105,118 shares of restricted stock, of which Mr. Brown has voting power, but not dispositive power.
(17)	Includes (i) 672,771 shares subject to options held by Mr. Mondello that are exercisable within 60 days of the Measurement Date and (ii) 184,102 shares of restricted stock, of which Mr. Mondello has voting power, but not dispositive power.
(18)	Includes (i) 226,844 shares subject to options held by Mr. Lovato that are exercisable within 60 days of the Measurement Date and (ii) 97,796 shares of restricted stock, of which Mr. Lovato has voting power, but not dispositive power.
(19)	Includes (i) 276,252 shares subject to options held by Mr. Muir that are exercisable within 60 days of the Measurement Date, (ii) 11,114 shares beneficially owned by Mr. Muir’s spouse, over which Mr. Muir disclaims beneficial ownership, (iii) 300 shares beneficially owned by Mr. Muir’s daughter, over which Mr. Muir disclaims beneficial ownership and (iv) 97,796 shares of restricted stock, of which Mr. Muir has voting power, but not dispositive power.
(20)	Includes (i) 4,586,995 shares subject to options held by 13 executive officers (including one employee director) and eight non-employee directors that are exercisable within 60 days of the Measurement Date, (ii) 15,912 shares beneficially owned by Mr. Morean’s spouse, over which Mr. Morean disclaims beneficial ownership, (iii) 2,000 shares beneficially owned by Mr. Raymund’s spouse, (iv) 600 shares beneficially owned by Mr. Sansone’s spouse, over which Mr. Sansone disclaims beneficial ownership, (v) 11,114 shares beneficially owned by Mr. Muir’s spouse, over which Mr. Muir disclaims beneficial ownership, (vi) 300 shares beneficially owned by Mr. Muir’s daughter, over which Mr. Muir disclaims beneficial ownership and (vii) 1,553,302 shares of restricted stock held by 13 executive officers (including one employee director) and eight non-employee directors, of which the officers and directors hold voting power, but not dispositive power.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2006.

Equity Compensation Plan Information

Equity compensation plans approved by security holders:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1992 Stock Option Plan	4,536,518	$19.86	NA
1992 Employee Stock Purchase Plan	NA	NA	NA
2002 Stock Option Plan	9,898,304	$24.22	9,316,201
2002 CSOP Plan	118,121	$17.54	389,839
2002 FSOP Plan	316,830	$24.02	85,030
2002 Employee Stock Purchase Plan	NA	NA	2,031,880
Restricted Stock Awards	2,083,752	NA	NA

Total	16,953,525		11,822,950

See Note 13 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions

During 2006, Jabil was a party to an arm’s-length agreement, in compliance with Federal Aviation Administration Rules, with an entity (“Indigo”) controlled by William D. Morean, a director of Jabil, for Jabil’s use of Indigo’s aircraft for Jabil’s business purposes. This agreement has proven to be beneficial for Jabil in that it enables Jabil access to Indigo’s aircraft when Jabil’s aircraft is either inappropriate or unavailable for its desired business use. Under the lease, Jabil paid market competitive hourly rental rates and certain ancillary costs incurred while the aircraft was being used by Jabil, such as fuel, oil, landing fees, etc. Jabil did not pay for Mr. Morean’s personal use of the aircraft. During the fiscal year ended August 31, 2006, Jabil paid approximately $127,000 for its use of Indigo’s aircraft. During 2006, Jabil provided Mr. Morean limited personal use of Jabil’s aircraft. Jabil charged, pursuant to and in compliance with Federal Aviation Administration Rule, Mr. Morean, for such use, an amount equal to two-times the cost of fuel for flights, plus certain related expenses such as landing fees, tie down fees, etc., which totaled approximately $27,000. Mr. Morean and Indigo also had an agreement with Jabil at market competitive rates for the limited use of Jabil’s flight crew to operate a non-Jabil aircraft for non-Jabil use and for maintenance scheduling fees. During the fiscal year ended August 31, 2006, Mr. Morean and Indigo paid Jabil approximately $142,000 for such flight crew’s services and maintenance scheduling attributable to Indigo’s aircraft. Jabil and Indigo also insure their respective aircraft under a mutual policy, which enabled Jabil to take advantage of a quantity discount for aircraft insurance and pay less for its aircraft insurance than it would pay without the Indigo aircraft on the policy. During the fiscal year ended August 31, 2006, Jabil paid approximately $75,000 for the portion of the cost of the policy attributable to Indigo’s aircraft, which was subsequently reimbursed by Indigo.

During 2006, Thomas A. Sansone, a director of Jabil, had an agreement with Jabil at market competitive rates for the limited use of Jabil’s flight crew to operate a non-Jabil aircraft for non-Jabil use. During the fiscal year ended August 31, 2006, Mr. Sansone paid Jabil approximately $79,000 for such flight crew’s services.

Mr. Charles A. Main, a brother of Timothy L. Main, the Chief Executive Officer, President and a director of Jabil, is employed by Jabil’s Business Development division and earned an aggregate compensation of $243,086 during fiscal year 2006, which included base salary, bonus, profit sharing and other routine employee benefits.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of Jabil’s annual financial statements for the fiscal years ended August 31, 2006 and August 31, 2005, and fees billed for other services rendered by KPMG LLP during those periods.

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$6,280,000	$4,149,000
Audit-Related Fees	—	15,000
Tax Fees	1,099,000	1,610,000
All Other Fees	—	—

Total Fees	$7,379,000	$5,774,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of Jabil’s consolidated financial statements, management’s assessment on internal control over financial reporting, the effectiveness of internal control over financial reporting and review of the interim financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Jabil’s financial statements and are not reported under “Audit Fees.” These services include accounting consultations related to acquisitions, attest services that are not required by statute or regulation and consultations regarding financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax planning (domestic and international) and expatriate tax compliance and planning.

All Other Fees. Jabil did not incur any additional fees under this category.

Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of the Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent registered public accountants in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval, and the fees for the services performed to date. During fiscal year 2006, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 97 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 97 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Jabil Circuit, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Jabil Circuit, Inc.’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

On March 31, 2006, we acquired Celetronix. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ending August 31, 2006 did not include the internal controls over financial reporting of the acquired operations of Celetronix. Celetronix is included in our consolidated financial statements from the date of acquisition, representing $377.9 million of total assets at August 31, 2006 and $105.3 million of net revenue for the fiscal year ended August 31, 2006.

Based on this assessment, management has concluded that, as of August 31, 2006, Jabil Circuit, Inc. maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of Jabil included in this report, has issued an audit report on management’s assessment of internal control over financial reporting which follows this report.

May 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited management’s assessment, included in the immediately preceding Management’s Report on Internal Control Over Financial Reporting, that Jabil Circuit, Inc. maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jabil Circuit, Inc. maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jabil Circuit, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Jabil Circuit acquired the operations of Celetronix during 2006, and management excluded from its assessment of the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2006, Celetronix’s internal control over financial reporting associated with total assets of approximately $377.9 million and total revenues of approximately $105.3 million included in the consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as of and for the year ended August 31, 2006. Our audit of internal control over financial reporting of Jabil Circuit, Inc. also excluded an evaluation of the internal control over financial reporting of Celetronix.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2006 and the related schedule, and our report dated May 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Tampa, Florida

May 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements as of August 31, 2005 and for each of the years in the two-year period ended August 31, 2005 have been restated. As discussed in Note 1(n) to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated (May 14, 2007) expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Tampa, Florida

May 14, 2007

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2006	2005
		(restated – note 2)
ASSETS
Current assets:
Cash and cash equivalents (note 1)	$773,563	$796,071
Accounts receivable, net of allowance for doubtful accounts of $5,801 in 2006 and $3,967 in 2005 (note 3)	1,288,024	955,353
Inventories (note 4)	1,452,737	818,435
Prepaid expenses and other current assets	121,843	75,335
Income taxes receivable (note 5)	17,507	—
Deferred income taxes (note 5)	25,291	40,741

Total current assets	3,678,965	2,685,935
Property, plant and equipment, net of accumulated depreciation of $830,240 at August 31, 2006 and $714,149 at August 31, 2005 (note 6)	985,262	880,736
Goodwill (notes 7 and 8)	608,067	384,239
Intangible assets, net of accumulated amortization of $77,295 at August 31, 2006 and $134,367 at August 31, 2005 (notes 7 and 8)	80,707	69,062
Deferred income taxes (note 5)	46,356	35,451
Other assets	12,373	32,563

Total assets	$5,411,730	$4,087,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 9)	$63,813	$674
Accounts payable	2,231,864	1,339,866
Accrued compensation and employee benefits	148,625	126,020
Other accrued expenses	214,487	98,746
Income taxes payable	40,240	2,823
Deferred income taxes (note 5)	2,305	—

Total current liabilities	2,701,334	1,568,129
Notes payable, long-term debt and long-term lease obligations less current installments (note 9)	329,520	326,580
Other liabilities (note 10 and 11)	78,549	47,336
Deferred income taxes (note 5)	7,846	—

Total liabilities	3,117,249	1,942,045

Commitments and contingencies (note 12)
Stockholders’ equity (note 13):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 202,931,356 shares in 2006, and 204,492,131 shares in 2005	211	204
Additional paid-in capital	1,265,382	1,093,741
Retained earnings	1,116,035	980,667
Unearned compensation	—	(8,774)
Accumulated other comprehensive income	113,104	80,103
Treasury stock at cost, 8,418,700 shares in 2006	(200,251)	—

Total stockholders’ equity	2,294,481	2,145,941

Total liabilities and stockholders’ equity	$5,411,730	$4,087,986

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated – note 2)	(restated – note 2)
Net revenue (note 14)	$10,265,447	$7,524,386	$6,252,897
Cost of revenue	9,500,547	6,895,880	5,714,517

Gross profit	764,900	628,506	538,380
Operating expenses:
Selling, general and administrative	382,210	314,270	257,748
Research and development	34,975	22,507	13,813
Amortization of intangibles (note 7)	24,323	39,762	43,709
Acquisition-related charges (note 8)	—	—	1,339
Restructuring and impairment charges (note 11)	81,585	—	—

Operating income	241,807	251,967	221,771
Other expense	11,918	4,106	7,193
Interest income	(18,734)	(13,774)	(7,237)
Interest expense	23,507	20,667	18,546

Income before income taxes	225,116	240,968	203,269
Income tax expense (benefit) (note 5)	60,598	37,093	29,539

Net income	$164,518	$203,875	$173,730

Earnings per share:
Basic	$0.79	$1.01	$0.87

Diluted	$0.77	$0.98	$0.85

Common shares used in the calculations of earnings per share:
Basic	207,413	202,501	200,430

Diluted	212,540	207,706	205,559

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated – note 2)	(restated – note 2)
Net income	$164,518	$203,875	$173,730
Other comprehensive income (loss):
Foreign currency translation adjustment	41,940	37,377	25,586
Change in fair market value of derivative instruments, net of tax	—	(274)	1,139
Change in minimum pension liability, net of tax (note 10)	(8,939)	(10,057)	5,253

Comprehensive income	$197,519	$230,921	$205,708

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Shares Outstanding	Par Value
			(restated – note 2)	(restated – note 2)				(restated – note 2)
Previously reported balance at August 31, 2003 (note 2)	199,345,958	$199	$944,145	$623,053	$—	$21,079	$—	$1,588,476
Adjustments to previously reported balance at August 31, 2003 (note 2)	—	—	24,184	(19,991)	—	—	—	4,193

Restated balance at August 31, 2003 (note 2)	199,345,958	$199	$968,329	$603,062	—	$21,079	—	$1,592,669
Shares issued upon exercise of stock options (note 13)	1,506,579	2	19,922	—	—	—	—	19,924
Shares issued under employee stock purchase plan (note 13)	446,293	—	8,967	—	—	—	—	8,967
Recognition of stock-based compensation, restated (notes 1 and 2)	—	—	(5,756)	—	—	—	—	(5,756)
Tax benefit of options exercised, restated	—	—	2,511	—	—	—	—	2,511
Comprehensive income, restated	—	—	—	173,730	—	31,978	—	205,708

Restated balance at August 31, 2004 (note 2)	201,298,830	$201	$993,973	$776,792	—	$53,057	—	$1,824,023

Shares issued upon exercise of stock options (note 13)	2,727,004	3	40,661	—	—	—	—	40,664
Shares issued under employee stock purchase plan (note 13)	466,297	—	9,723	—	—	—	—	9,723
Recognition of stock-based compensation, restated (notes 1 and 2)	—	—	35,404	—	—	—	—	35,404
Issuance of restricted stock awards (note 13)	—	—	10,529	—	(10,529)	—	—	—
Recognition of unearned compensation (note 13)	—	—	—	—	1,755	—	—	1,755
Tax benefit of options exercised, restated	—	—	3,451	—	—	—	—	3,451
Comprehensive income, restated	—	—	—	203,875	—	27,046	—	230,921

Restated balance at August 31, 2005 (note 2)	204,492,131	$204	$1,093,741	$980,667	$(8,774)	$80,103	—	$2,145,941

Shares issued upon exercise of stock options (note 13)	6,355,777	6	120,080	—	—	—	—	120,086
Shares issued under employee stock purchase plan (note 13)	485,648	1	11,556	—	—	—	—	11,557
Issuance of restricted stock awards (note 13)	16,500	—	—	—	—	—	—	—
Treasury shares purchased (note 13)	(8,418,700)	—	—	—	—	—	(200,251)	(200,251)
Reversal of unearned compensation upon adoption of SFAS 123R (note 13)	—	—	(8,774)	—	8,774	—	—	—
Adjustment upon adoption of SFAS 123R for non-employee stock awards to be reclassified as a liability (note 1)	—	—	(879)	—	—	—	—	(879)
Recognition of stock-based compensation (notes 1)	—	—	43,848	—	—	—	—	43,848
Tax benefit of options exercised	—	—	5,810	—	—	—	—	5,810
Declared dividends (note 13)	—	—	—	(29,150)	—	—	—	(29,150)
Comprehensive income	—	—	—	164,518	—	33,001	—	197,519

Balance at August 31, 2006	202,931,356	$211	$1,265,382	$1,116,035	$—	$113,104	$(200,251)	$2,294,481

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated – note 2)	(restated – note 2)
Cash flows from operating activities:
Net income	$164,518	$203,875	$173,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,676	220,123	221,668
Recognition of deferred grant proceeds	(507)	(1,199)	(1,649)
Amortization of discount on note receivable	(1,402)	(1,002)	—
Recognition of stock-based compensation	43,848	37,284	(5,756)
Deferred income taxes	9,212	(1,432)	(43,632)
Write-off of unamortized debt issuance costs	—	—	6,370
Non-cash restructuring charges	80,707	—	—
Provision (recovery) for doubtful accounts	3,203	(936)	1,039
Tax benefit of options exercised	—	3,451	2,511
Excess tax benefit from options exercised	(5,810)	—	—
(Gain) loss on sale of property	(3,641)	2,731	2,306
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(299,369)	(31,070)	1,489
Inventories	(577,934)	(106,291)	(133,907)
Prepaid expenses and other current assets	(38,865)	21,203	(5,396)
Other assets	(969)	1,689	3,585
Accounts payable and accrued expenses	868,240	244,083	197,963
Income taxes payable	8,269	(2,508)	30,920

Net cash provided by operating activities	448,176	590,001	451,241

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(166,686)	(216,060)	(1,492)
Cash disbursements for notes receivable	—	(26,356)	—
Cash disbursement for purchase option	—	(3,809)	—
Acquisition of property, plant and equipment	(279,861)	(256,849)	(217,741)
Proceeds from sale of property, plant and equipment	29,077	14,380	13,640

Net cash used in investing activities	(417,470)	(488,694)	(205,593)

Cash flows from financing activities:
Borrowings under debt agreements	487,010	117,708	81
Payments toward debt agreements and capital lease obligations	(477,263)	(102,466)	(347,412)
Payment related to termination of interest rate swap agreement	—	(4,564)	—
Dividends paid to stockholders	(14,855)	—	—
Payments to acquire treasury stock	(200,251)	—	—
Net proceeds from issuance of common stock under option and employee purchase plans	131,643	50,262	28,891
Tax benefit of options exercised	5,810	—	—

Net cash (used in) provided by financing activities	(67,906)	60,940	(318,440)

Effect of exchange rate changes on cash	14,692	12,502	(5,634)

Net (decrease) increase in cash and cash equivalents	(22,508)	174,749	(78,426)
Cash and cash equivalents at beginning of period	796,071	621,322	699,748

Cash and cash equivalents at end of period	$773,563	$796,071	$621,322

Supplemental disclosure information:
Interest paid	$33,461	$21,987	$19,232

Income taxes paid, net of refunds received	$37,660	$45,455	$33,848

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.

Significant accounting policies followed by the Company are as follows:

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2006 and 2005 cash equivalents totaled approximately zero and $10.3 million, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

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

f. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment at least annually, more frequently under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization.

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

The Company assesses the recoverability of goodwill and intangible assets not subject to amortization under SFAS 142. See Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets.”

h. Revenue Recognition

The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from after-market services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. The Company assumes no significant obligations after product shipment.

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

j. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated) (1)	(restated) (1)
Numerator:
Net income	$164,518	$203,875	$173,730

Denominator:
Weighted-average common shares outstanding – basic	207,413	202,501	200,430
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	4,925	4,770	5,129
Dilutive unvested common shares associated with restricted stock awards	202	435	—

Weighted average shares outstanding – diluted	212,540	207,706	205,559

Earnings per common share:
Basic	$0.79	$1.01	$0.87

Diluted	$0.77	$0.98	$0.85

(1)	See the “Explanatory Note” immediately preceding Part I of this Form 10-K and Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements for a detailed discussion of the adjustments that resulted from the Special Committee’s review of stock-based compensation expense relating to stock options.

For the years ended August 31, 2006, 2005 and 2004, options to purchase 698,427; 1,279,325; and 662,053 shares of common stock, respectively, were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). In accordance with the contingently issuable shares provision of SFAS 128, 788,326 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal year 2006 were not included in the calculation of earnings per share for the fiscal year ended August 31, 2006, because all the necessary conditions for vesting have not been satisfied as of August 31, 2006. In addition, for the fiscal year ended August 31, 2006, 2,598,784 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable, and therefore, their effect would be anti-dilutive.

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

l. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity on these items. The carrying amount of debt outstanding pursuant to bank agreements, excluding the 5.875% Senior Notes, approximates fair value as interest rates on these instruments approximates current market rates. The estimated fair value of the 5.875% Senior Notes based upon current market rates was approximately $301.2 million and $313.4 million at August 31, 2006 and 2005, respectively.

m. Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service, through a 401(k) plan that provides a Company matching contribution. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $31.8 million, $23.6 million, and $18.7 million for the years ended August 31, 2006, 2005 and 2004, respectively.

n. Stock-Based Compensation

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

In accordance with APB 25, the difference between the exercise price and the fair market value on the measurement date was recognized as compensation expense for stock option awards granted to employees. Under this intrinsic value method of accounting, no compensation expense was recognized in the Company’s Consolidated Statements of Earnings when the exercise price of the Company’s employee stock option grants equaled the market price of the underlying common stock on the date that measurement was considered certain. The measurement date was considered certain when the number of shares and the price the employee was required to pay were fixed. When the measurement date was not certain, then the Company recorded stock compensation expense using variable accounting under APB 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. When variable accounting was applied to stock option grants, the Company remeasured the intrinsic value of the options at the end of each reporting period or until the options were exercised, cancelled or expired unexercised. Compensation expense in any given period was calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned was calculated under an accelerated vesting method in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, (“FIN 28”).

Prior to the adoption of SFAS 123R, the Company applied the fair-value method to share-based payments granted to non-employee consultants in accordance with SFAS 123. The fair-value method continued to be applied to such non-employee awards upon adoption of SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards that are fully vested are classified as liabilities on the Consolidated Balance Sheet until the options are exercised, cancelled or expire unexercised. At August 31, 2006, $0.9 million related to non-employee stock option awards was classified as a liability on the Company’s Consolidated Balance Sheet and a gain of $0.7 million was recorded in the Consolidated Statement of Earnings for the twelve months ended August 31, 2006 resulting from remeasurement of the awards.

For discussion surrounding the restatement of historical stock-based compensation expense resulting from the incorrect identification of measurement dates, the subsequent change to a finalized grant and stock options that were granted to a director in his capacity as a consultant, refer to Note 2 – “Stock Option Litigation and Restatements.”

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

The Company adopted SFAS 123R using the modified prospective method. Under this transition method, compensation cost recognized in fiscal year 2006 includes the cost for all share-based awards granted prior to, but not yet vested as of September 1, 2005. This cost was based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. The cost for all share-based awards granted subsequent to August 31, 2005, represents the grant-date fair value that was estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated due to the adoption of SFAS 123R.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s ESPP, granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company will continue to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at August 31, 2006.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated) (1)	(restated) (1)
Reported net income	$164,518	$203,875	$173,730
Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects of $11,459, $7,959 and $1,074 for the fiscal year ended	32,389	29,326	(6,830)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $11,459, $43,945 and $10,188 for the fiscal year ended	(32,389)	(115,957)	(55,350)

Pro forma net income for calculation of diluted earnings per share	$164,518	$117,244	$111,550

Earnings per share:
Reported earnings per share – basic	$0.79	$1.01	$0.87

Pro forma earnings per share – basic	$0.79	$0.58	$0.56

Reported earnings per share – diluted	$0.77	$0.98	$0.85

Pro forma earnings per share – diluted	$0.77	$0.56	$0.54

(1)	The pro forma amounts in the years ended August 31, 2005 and 2004 have been restated to reflect corrections of certain stock option grants as a result of the Company’s restatement that is more fully described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements. In addition, the Company has corrected certain assumptions, including the weighted average volatility and the risk-free interest rate, related to certain awards that had a measurement date correction.

As a result of the Company meeting specific performance goals, as defined in certain stock option agreements, the vesting of 600,000 Options was accelerated in the first quarter of fiscal year 2006. The vesting acceleration resulted in the recognition of approximately $7.7 million in compensation expense during fiscal year 2006 that would have otherwise been recognized in fiscal years 2007 through 2010.

Cash received from exercises under all share-based payment arrangements for the fiscal year ended August 31, 2006, 2005 and 2004 was $131.6 million and $50.4 million, and $28.9 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. The maximum future compensation expense that was avoided upon adoption of SFAS 123R was approximately $96.0 million, of which approximately $22.7 million was related to options held by executive officers and directors of the Company. Based on the findings of the Board appointed Special Committee and management’s review of historical stock option grant practices, as further discussed in Note 2 – “Stock Option Litigation and Restatements,” it was determined that certain options included in the accelerated vesting had a final measurement date that was subsequent to the original grant date. Therefore, in conjunction with the Company’s restated prior period financial statements, stock-based compensation expense of $20.9 million and $0.5 million was recognized in the Consolidated Statement of Earnings for the years ended August 31, 2005 and 2004, respectively, related to the above discussed accelerated options.

As described in Note 12 – “Commitments and Contingencies,” the Company is involved in shareholder derivative actions, a putative shareholder class action and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, a Special Committee of the Company’s Board of Directors has been appointed to review the allegations in such actions. The Company has cooperated and intends to continue to cooperate with the special board committee, the SEC and the U.S. Attorney’s office. The Company cannot, however, predict the outcome of those investigations.

See Note 13 – “Stockholders’ Equity” for further discussion and assumptions used to calculate the above pro forma information.

o. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income consists of the following (in thousands):

	August 31,
	2006	2005
Foreign currency translation adjustment	$132,141	$90,201
Minimum pension liability, net of tax	(19,037)	(10,098)

	$113,104	$80,103

The minimum pension liability recorded to accumulated other comprehensive income during the fiscal years ended August 31, 2006 and 2005 is net of an $8.2 million and $4.3 million tax benefit, respectively.

p. Warranty Provision

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

q. Derivative Instruments

On September 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period.

r. Intellectual Property Guarantees

The Company’s turnkey solutions products may compete against the products of original design manufacturers and those of electronic product companies, many of whom may own the intellectual property rights underlying those products. As a result, the Company could become subject to claims of intellectual property infringement. Additionally, customers for the Company’s turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. The Company has no liabilities recorded at August 31, 2006 related to intellectual property infringement claims.

2. Stock Option Litigation and Restatements

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of the Company, naming the Company as a nominal defendant, and naming certain of the Company’s officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were the Company’s previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). The Initial Action alleged that the named defendant officers and directors breached certain of their fiduciary duties to the Company in connection with certain stock option grants between August 1998 and October 2004. Specifically, it alleged that the defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of the Board of Director Audit or Compensation Committee, at the behest of the Officer Defendants, backdated stock option grants to make it appear they were granted on a prior date when the Company’s stock price was lower. The Initial Action alleged that such alleged backdated options unduly benefited the Officer Defendants, resulted in us issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Initial Action also sought to have the Officer Defendants disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorneys’ fees and costs.

On May 2, 2006, the Company was notified by the Staff of the Securities and Exchange Commission (the “SEC”) of an informal inquiry concerning its stock option grants. On May 3, 2006, the Company’s Board of Directors had a meeting, which had been arranged prior to the SEC contacting the Company, to discuss the Initial Action. At that meeting, the Company’s Board of Directors appointed the Special Committee to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Action, along with two additional law firms, representing a purported shareholder of the Company, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “State Derivative Actions”). On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. On July 12, 2006, the parties to the State Derivative Actions filed a stipulation and proposed order of consolidation, which also appointed co-lead counsel. The Court signed the order on July 17, 2006, consolidated the cases under the caption In re Jabil Derivative Litigation, No. 06-2917-CI-08 (the “Consolidated State Derivative Action”), and ordered that the complaint filed in the Initial Action would become the operative complaint. The Company has entered into a stipulation extending the time for us to respond to the Consolidated State Derivative Action until June 29, 2007.

Two Federal derivative suits were also filed in the United States District Court for the Middle District of Florida, Tampa Division, on July 10, 2006 and December 6, 2006 respectively (collectively, the “Federal Derivative Actions”). The complaints assert virtually identical factual allegations and claims as in the State Derivative Actions. On January 26, 2007, the District Court consolidated the two Federal Derivative Actions under the caption In re Jabil Circuit Options Backdating Litigation, 8:06-cv-01257 (the “Consolidated Federal Derivative Action”) and appointed co-lead counsel. The Company has entered into a stipulation extending its time to respond to the Consolidated Federal Derivative Action until June 29, 2007.

On September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division encaptioned Edward J. Goodman Life Income Trust v. Jabil Circuit, Inc., et al., No. 8:06-cv-01716 against the Company and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased shares of the Company between September 19, 2001 and June 21, 2006. The complaint asserted claims under Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as under Section 20(a) of that Act. The complaint alleged that the defendants had engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that the Company had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. A second putative class action, containing virtually identical legal claims and allegations of fact, encaptioned Steven M. Noe v. Jabil Circuit, Inc., et al., No., 8:06-cv-01883, was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and named the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleges violations of Sections 10(b), 20(a), and 14(a) of the Securities and Exchange Act and the rules promulgated thereunder. It contained allegations of fact and legal claims similar to the original putative class actions and, in addition, alleged that the defendants failed to timely disclose the facts and circumstances that led it, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, Plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company has until sixty days following the filing of the First Amended Consolidated Class Action Complaint to file its response and will vigorously defend the action.

The Special Committee has conducted its review and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. The Company’s internal review, similarly, did not find evidence of backdating. However, both the Special Committee review and the Company’s internal review identified certain errors in the ways in which it accounted for certain option grants. These errors, which are described more fully below, generally fall into one of three categories. First, there were situations in which the Company incorrectly identified the “measurement date” used to establish the exercise price for the options grant. These situations, for the most part, occurred because the Company believed that a grant was “final” when the Board Committee approved the options when, in fact, the identities of grant recipients or the number of options they were to receive had not yet been established with certainty. Under the applicable accounting literature, the Company should not have identified a measurement date until the grant recipients and number of awards were established with certainty.

Second, there was one situation in which a grant to a large number of non-executive employees was finalized but, before the options could be distributed, the price of the underlying stock fell significantly. Because the Company did not wish to issue these employees “underwater” options, it cancelled those options and issued new ones. Under the applicable accounting literature, the Company should have treated the subsequent grant as a repricing of the first grant, and applied variable accounting for the life of these grants.

Third, the Company retained as a consultant an individual who served on the Board of Directors, and awarded him options as compensation for his performance of those consulting services. The applicable accounting literature required that the Company account for options granted to a consultant differently from the way that it accounted for options granted to an employee, which it failed to do.

The Special Committee concluded that it is not in the Company’s best interests to pursue the derivative actions and will assert that position on the Company’s behalf in each of the pending derivative lawsuits. The Company continues to cooperate fully with the Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot predict what effect such reviews may have.

The Company’s restated Consolidated Financial Statements contained in this Form 10-K incorporate additional stock-based compensation expense, including the income tax impacts related to the restatement adjustments. The total restatement impact, net of tax, for the years ended August 31, 1996 through August 31, 2003, of $20.0 million, has been reflected as an adjustment to retained earnings as of September 1, 2003 and the impact on previously reported net income for fiscal years 2005 and 2004 is presented below.

	Net Income For the Fiscal Year Year Ended August 31,		Retained Earnings As of Sept. 1, 2003
	2005	2004
	(in thousands)
As previously reported	$231,847	$166,900	$623,053
Adjustments:
Stock compensation expense	(35,404)	5,756	(24,618)
Income tax benefit (provision)	7,432	1,074	4,627

Total adjustments	(27,972)	6,830	(19,991)

As adjusted	$203,875	$173,730	$603,062

The table below presents the impact of the individual restatement adjustments, and are explained in further detail following the table (in thousands):

	2005	2004	Total Adjust- ments to Retained Earnings	2003	2002	2001	2000	1999	1998	1997	1996
STOCK-BASED COMPENSATION
(EXPENSE):
Incorrect identification of measurement dates	$(24,338)	$(4,426)	$(8,566)	$(4,150)	$(2,291)	$(791)	$(779)	$(246)	$(123)	$(123)	$(63)
Subsequent change to a finalized grant	(11,076)	10,043	$(12,189)	(12,023)	1,762	(1,928)	—	—	—	—	—
Stock option grants to a director in his capacity as a consultant	10	139	$(3,863)	23	(114)	265	(2,974)	(941)	(122)	—	—

Total stock-based compensation	$(35,404)	$5,756	$(24,618)	$(16,150)	$(643)	$(2,454)	$(3,753)	$(1,187)	$(245)	$(123)	$(63)

INCOME TAX BENEFIT:
Total income tax benefit (expense)	$7,432	$1,074	$4,627	$1,713	$669	$259	$1,402	$440	$86	$39	$19

Total increase (decrease) to consolidated net income	$(27,972)	$6,830	$(19,991)	$(14,437)	$26	$(2,195)	$(2,351)	$(747)	$(159)	$(84)	$(44)

Stock-based compensation

The Company has made the adjustments reflected above that relate to stock-based compensation because it decided that it had made certain errors in accounting for certain options grants. The Company reached this conclusion in consultation with accounting experts and legal counsel and in consideration of the findings of the Special Committee and its internal review.

The accounting literature in effect during the relevant period was primarily Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). This guidance focused on the establishment of a “measurement date” for purposes of determining compensation cost relating to option awards. Under APB 25, “measurement date” is defined as the first date on which both of the following are known: (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any. This accounting guidance provided that companies would not have to record compensation expense in connection with options granted to employees, officers and directors if the quoted market price of the stock at the measurement date of the option award was equal to the amount the employee was required to pay. In contrast, companies would have to record compensation expense to the extent that the quoted market price of the stock at the measurement date exceeded the amount the employee is required to pay. Generally, the Company, as did other companies, historically set the exercise price for its option grants by reference to the closing price of the Company’s stock on the day before the date of the grant. We refer to this as the “measurement date” for the grant.

With this background, the errors that the Company made can be categorized as follows:

(a) Incorrect identification of measurement dates. As a general proposition, the Company identified the grant date, which it used to establish the measurement date, as the date that the Compensation Committee (or some other decision-maker, as permitted) met or otherwise acted to grant options. However, in some situations, the grant may not have been “final,” on that date, as defined in the accounting literature, because it may still have been subject to the exercise of discretion as to the individuals who were to receive the options or the amounts they were to receive. To identify these situations, the Company reviewed documentary and other evidence to determine the dates on which the Compensation Committee (or other decision-maker) decided the terms of the grants. In those situations where the Company determined that the grant had not been finalized until some date after the grant date that the Company previously had used to establish the measurement date for purposes of calculating compensation expense, the Company used the newly-identified grant date to establish the appropriate measurement date, and recalculated compensation expense based on that date. More specifically, the methodology that the Company used to identify new or to confirm previously identified grant dates, and to recalculate compensation expense, identified the point in time at which the exercise of discretion no longer applied to the grant. Many changes to lists of grant recipients after the originally identified measurement date were administrative in nature, such as changes to an individual’s name or employment status. The Company did not consider such administrative changes to represent the exercise of discretion. The Company did, however, consider other changes to grant lists to represent the exercise of discretion and recalculated compensation expense accordingly. The types of situations that the Company considered to be within this latter category included: (i) situations in which there were grants to groups of individuals, but subsequent changes to the grants to some members of those groups, with the continued use of the initial measurement date; (ii) situations in which there was a final grant to certain individuals and a subsequent grant to other individuals, with the use of the same measurement date as the initial grant; (iii) situations in which there was a final grant to individuals and a subsequent decision to grant additional options to some of the same individuals, with the use of the same measurement date as the initial grant; and (iv) a situation in which grants to certain officers and a small group of highly-valued non-officers were believed to be final when, in fact, they were subject to further discretionary adjustments, yet the Company continued to use the originally identified grant date for purposes of establishing the measurement date. Additionally, there was a situation in which a member of the administrative staff mistakenly believed that a grand had occurred on a particular date, and so identified a measurement date based on that date when the grant, in fact, had occurred on a different date. Other than as described below, the number of employees and grants affected by the errors was minimal.

In the Company’s fiscal years 2002 and 2003, grants to certain sub-groups of non-executive employees totaling 187 and 1,563 individuals, respectively, continued to change after the previously identified grant dates. Accordingly, the Company calculated the compensation expense associated with those grants based on the date on which the grants to any particular list of employees became final. The 187 individuals impacted in fiscal year 2002 represented a small portion of the total grants issued and the 1,563 individuals impacted in fiscal year 2003 represented substantially all non-executive employees receiving a grant.

Beginning in our fiscal year 2004, the Company changed our process for determining option awards to non-executive employees. In that year, the Company began to use a job function classification, rather than a salary-based formula, to determine these awards. Beginning in the Company’s fiscal year 2004, management, acting with the Compensation Committee’s approval, retained limited discretion to adjust awards within groups of employees. Following these discretionary adjustments (as well as adjustments to reflect administrative changes), management compiled the various lists of employees into a final list and distributed the options. In recognition of this change in process, the Company has adjusted our methodology for determining the date the list associated with grants to non-officer employees issued in those years was final. Accordingly, in determining the measurement date the Company has treated lists of grants to 2,180 and 2,262 non-executive employees issued in our fiscal years 2004 and 2005, respectively, as not final until they were complied by management as final, regardless of whether any particular list, in fact, changed.

Due to the methodology used in fiscal years 2002 through 2005, changes to the measurement date of a few employees could cause the measurement date for a large number of employees to change.

As a result of the aforementioned, our historical financial statements have been restated to increase stock-based compensation expense by a total of $37.3 million recognized over the applicable vesting periods through fiscal year 2005. The adjustments have been recorded to selling, general and administrative expense in the Consolidated Statement of Earnings.

(b) Subsequent change to a finalized grant. After the Company decided on October 12, 2000 to grant stock options to approximately 1,510 non-executive, representing employees, the price of the Company’s stock declined. Rather than issue “underwater” options, the Company decided on December 22, 2000 to issue new grants. The Company did not do that with respect to officer grants approved at the same time. The Company has decided that it should have characterized this as a cancellation and re-pricing of the October 12, 2000 grant for non-executive employees. Under APB 25, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25), and other related interpretations, such a repricing requires variable accounting for the awards until that award is exercised, is forfeited, or expires unexercised. This was not identified in the Company’s original financial reporting processes and, therefore, it was not properly accounted for in the financial statements as a variable award, which requires re-measurement at each interim reporting period. As a result, the Company’s historical financial statements have been restated to increase stock-based compensation expense by a total of $13.2 million which has been recognized beginning as of December 22, 2000, the date of modification, and over each interim reporting period thereafter through fiscal year 2005. The adjustments have been recorded to selling, general and administrative expense in the Consolidated Statement of Earnings.

(c) Stock option grants to a director in his capacity as a consultant. The Company has determined that from fiscal years 1998 through 2002, it did not properly account for stock option awards that were granted to a non-employee director who it retained to provide consulting services. These awards were not properly accounted for in accordance with Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and related interpretations. As a result, the Company’s historical financial statements have been restated to increase stock-based compensation expense by a total of $3.7 million which has been recognized through fiscal year 2005. The adjustments have been recorded to selling, general and administrative expense in the Consolidated Statement of Earnings.

Income tax benefit

The Company has evaluated the impact of the restatements on the Company’s global tax provision. The Company has to file tax returns in multiple tax jurisdictions around the world. In certain jurisdictions, including, but not limited to, the United States and the United Kingdom, the Company is able to claim a tax deduction relative to stock options. In those jurisdictions, where a tax deduction is claimed, the Company has recorded deferred tax benefits, totaling $13.1 million at August 31, 2005, to reflect future tax deductions to the extent that the Company believes such assets to be recoverable.

Because virtually all holders of stock options for which remeasurement was required were not involved in or aware of the circumstances that lead to remeasurement, the Company has taken and intends to take certain actions to deal with the adverse tax consequences that may be incurred by the holders of stock options for which remeasurement was required, including amending certain stock option agreements. Such adverse tax consequences relate to the portions of stock options for which remeasurement was required and that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holder to a penalty tax under Internal Revenue Code Section 409A (“Section 409A”) (and, as applicable, similar penalty taxes under California and other state tax laws). Under Internal Revenue Service (“IRS”) regulations, these option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received Section 409A Affected Options. The amendments for non-executive officers cannot be offered until after this Form 10-K for the fiscal year ended August 31, 2006 is filed and such amendments need to be completed by December 31, 2007. The Company is investigating the alternatives available to amend these affected options.

The Company intends to compensate certain option holders who have already exercised Section 409A Affected Options for the penalties they incur under Section 409A (and, as applicable, similar state tax laws). The Company has notified the IRS of its’ intent to participate in the IRS Compliance Resolution Program (“program”) for employees other than corporate insiders for additional 2006 taxes arising under Section 409A due to the exercise of stock rights. This program allows the Company to calculate and remit to the IRS, on behalf of the affected employees, the penalty for calendar year 2006 due to the application of Section 409A to certain options exercised during 2006. The Company’s current estimate for such a penalty is expected to be less than $4.0 million and is expected to be recorded in the Consolidated Statement of Earnings in the third quarter of fiscal year 2007. There is one executive officer impacted by the 2006 exercise of Section 409A Affected Options. The Compensation Committee of the Board of Directors has approved the payment of a bonus of approximately $150.0 thousand to cover the penalty for this executive officer as he is prohibited from participation in the program. This bonus was approved as the executive officer was not an officer at the time of the grant and was not involved or aware of the options impact.

Two of the Company’s executive option holders were subject to the December 31, 2006 deadline described above. Accordingly, in December 2006, the Company offered to amend the Section 409A Affected Options held by the executive officers to increase the exercise price so that these options will not subject the option holder to a penalty tax under Section 409A. Both individuals accepted the Company’s offer. In addition, the Company has agreed to pay each of the individuals a cash bonus of $2.0 thousand each in fiscal year 2007 equal to the aggregate increase in the exercise prices for the amended options. The Company plans to take remedial actions with respect to the outstanding Section 409A Affected Options granted to non-officers and are currently assessing this transaction.

The following table reconciles the previously filed Consolidated Statements of Earnings to the restated Consolidated Statements of Earnings, for the fiscal years specified below.

	Consolidated Statements of Earnings
	Fiscal Year Ended August 31, 2005			Fiscal Year Ended August 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Consolidated Statement of Earnings Data:
Net revenue	$7,524,386	$—	$7,524,386	$6,252,897	—	$6,252,897
Cost of revenue	6,895,880	—	6,895,880	5,714,517	—	5,714,517

Gross profit	628,506	—	628,506	538,380	—	538,380
Selling, general and administrative	278,866	35,404	314,270	263,504	(5,756)	257,748
Research and development	22,507	—	22,507	13,813	—	13,813
Amortization of intangibles	39,762	—	39,762	43,709	—	43,709
Acquisition-related charges	—	—	—	1,339	—	1,339
Restructuring and impairment charges	—	—	—	—	—	—

Operating income	287,371	(35,404)	251,967	216,015	5,756	221,771
Other loss	4,106	—	4,106	7,193	—	7,193
Interest income	(13,774)	—	(13,774)	(7,237)	—	(7,237)
Interest expense	20,667	—	20,667	18,546	—	18,546

Income before income taxes	276,372	(35,404)	240,968	197,513	5,756	203,269
Income tax expense	44,525	(7,432)	37,093	30,613	(1,074)	29,539

Net income	$231,847	(27,972)	$203,875	$166,900	6,830	$173,730

Earnings per share:
Basic	$1.14	$(0.13)	$1.01	$0.83	.04	$0.87

Diluted	$1.12	$(0.14)	$0.98	$0.81	.04	$0.85

Common shares used in the calculations of earnings per share:
Basic	202,501	—	202,501	200,430	—	200,430

Diluted	207,526	180	207,706	205,849	(290)	205,559

The following table reconciles the previously filed Consolidated Balance Sheet to the restated Consolidated Balance Sheet, for the fiscal year specified below.

	August 31, 2005
	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$796,071	—	$796,071
Accounts receivable, net of allowance for doubtful accounts of $3,967 in 2005	955,353	—	955,353
Inventories	818,435	—	818,435
Prepaid expenses and other current assets	75,335	—	75,335
Income taxes receivable	—	—	—
Deferred income taxes	40,741	—	40,741

Total current assets	2,685,935	—	2,685,935
Property, plant and equipment, net	880,736	—	880,736
Goodwill	384,239	—	384,239
Intangible assets, net of accumulated amortization of $134,367 at August 31, 2005	69,062	—	69,062
Deferred income taxes	24,727	10,724	35,451
Other assets	32,563	—	32,563

Total assets	$4,077,262	10,724	$4,087,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$674	—	$674
Accounts payable	1,339,866	—	1,339,866
Accrued compensation and employee benefits	126,020	—	126,020
Other accrued expenses	98,746	—	98,746
Income taxes payable	2,823	—	2,823
Deferred income taxes	—	—	—

Total current liabilities	1,568,129	—	1,568,129
Notes payable, long-term debt and long-term lease obligations less current installments	326,580	—	326,580
Other liabilities	47,336	—	47,336
Deferred income taxes	—	—	—

Total liabilities	1,942,045	—	1,942,045

Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 204,492,131 shares in 2005	204	—	204
Additional paid-in capital	1,041,884	51,857	1,093,741
Retained earnings	1,021,800	(41,133)	980,667
Unearned compensation	(8,774)	—	(8,774)
Accumulated other comprehensive income	80,103	—	80,103

Total stockholders’ equity	2,135,217	10,724	2,145,941

Total liabilities and stockholders’ equity	$4,077,262	10,724	$4,087,986

The following table reconciles the previously filed Consolidated Statements of Cash Flows to the restated Consolidated Statements of Cash Flows, for the fiscal years specified below.

	Consolidated Statements of Cash Flows
	August 31, 2005			August 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Cash flows from operating activities:
Net income	$231,847	$(27,972)	$203,875	$166,900	$6,830	$173,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,123	—	220,123	221,668	—	221,668
Recognition of deferred grant proceeds	(1,199)	—	(1,199)	(1,649)	—	(1,649)
Amortization of discount on note receivable	(1,002)	—	(1,002)	—	—	—
Recognition of stock-based compensation	1,880	35,404	37,284	—	(5,756)	(5,756)
Deferred income taxes	4,609	(6,041)	(1,432)	(43,142)	(490)	(43,632)
Write-off of unamortized debt issuance costs	—	—	—	6,370	—	6,370
Provision (recovery) for doubtful accounts	(936)	—	(936)	1,039	—	1,039
Tax benefit of options exercised	4,842	(1,391)	3,451	3,095	(584)	2,511
(Gain) loss on sale of property	2,731	—	2,731	2,306	—	2,306
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(31,070)	—	(31,070)	1,489	—	1,489
Inventories	(106,291)	—	(106,291)	(133,907)	—	(133,907)
Prepaid expenses and other current assets	21,203	—	21,203	(5,396)	—	(5,396)
Other assets	1,689	—	1,689	3,585	—	3,585
Accounts payable and accrued expenses	244,083	—	244,083	197,963	—	197,963
Income taxes payable	(2,508)	—	(2,508)	30,920	—	30,920

Net cash provided by operating activities	590,001	—	590,001	451,241	—	451,241

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(216,060)	—	(216,060)	(1,492)	—	(1,492)
Cash disbursements for notes receivable	(26,356)	—	(26,356)	—	—	—
Cash disbursement for purchase option	(3,809)	—	(3,809)	—	—	—
Acquisition of property, plant and equipment	(256,849)	—	(256,849)	(217,741)	—	(217,741)
Proceeds from sale of property, plant and equipment	14,380	—	14,380	13,640	—	13,640

Net cash used in investing activities	(488,694)	—	(488,694)	(205,593)	—	(205,593)

Cash flows from financing activities:
Borrowings under debt agreements	117,708	—	117,708	81	—	81
Payments toward debt agreements and capital lease obligations	(102,466)	—	(102,466)	(347,412)	—	(347,412)
Payment related to termination of interest rate swap agreement	(4,564)	—	(4,564)	—	—	—
Net proceeds from issuance of common stock under option and employee purchase plans	50,262	—	50,262	28,891	—	28,891
Net cash (used in) provided by financing activities	60,940	—	60,940	(318,440)	—	(318,440)

Effect of exchange rate changes on cash	12,502	—	12,502	(5,634)	—	(5,634)

Net (decrease) increase in cash and cash equivalents	174,749	—	174,749	(78,426)	—	(78,426)
Cash and cash equivalents at beginning of period	621,322	—	621,322	699,748	—	699,748

Cash and cash equivalents at end of period	$796,071	—	$796,071	$621,322	—	$621,322

Supplemental disclosure information:
Interest paid	$21,987	—	$21,987	$19,232	—	$19,232

Income taxes paid, net of refunds received	$45,455	—	$45,455	$33,848	—	$33,848

The following table reconciles the previously filed Consolidated Balance Sheet Data to the restated Consolidated Balance Sheet Data, for the fiscal years specified below.

	2005	2005	2005
CONSOLIDATED BALANCE SHEET DATA	As Previously Reported	Adjustments	As Restated
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Working capital	$1,117,806	$—	$1,117,806

Total assets	$4,077,262	$10,724	$4,087,986

Current installments of notes payable, long-term debt and long-term lease obligations	$674	$—	$674

Notes payable, long-term debt and long–term lease obligations, less current installments	$326,580	$—	$326,580

Total stockholders’ equity	$2,135,217	$10,724	$2,145,941

Cash dividends declared, per share	$—	$—	$—

The following tables reconcile the previously filed Quarterly Results to the restated Quarterly Results, for the fiscal years specified below.

	As Previously Reported (Unaudited)
	Fiscal Year 2005
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
	(in thousands, except per share data)
Net revenue	$2,036,590	$1,938,415	$1,716,006	$1,833,375
Cost of revenue	1,865,476	1,776,333	1,575,555	1,678,517

Gross profit	171,114	162,082	140,451	154,858
Selling, general and administrative (2)	72,952	71,688	66,137	68,089
Research and development	4,746	5,667	6,175	5,919
Amortization of intangibles	7,360	11,491	10,365	10,545
Acquisition-related charges	—	—	—	—
Restructuring and impairment charges	—	—	—	—

Operating income	86,056	73,236	57,774	70,305
Other expense	1,603	1,116	765	622
Interest income	(4,767)	(4,214)	(2,928)	(1,865)
Interest expense	5,130	5,856	4,917	4,764

Income before income taxes	84,090	70,478	55,020	66,784
Income tax expense	13,558	11,125	8,973	10,869

Net income	$70,532	$59,353	$46,047	$55,915

Earnings per share:
Basic	$0.35	$0.29	$0.23	$0.28

Diluted	$0.34	$0.29	$0.22	$0.27

Common shares used in the calculations of earnings per share :
Basic	203,941	202,666	201,930	201,467

Diluted	209,813	207,736	206,459	205,843

	Adjustments (Unaudited)
	Fiscal Year 2005
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
	(in thousands, except per share data)
Net revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—
Selling, general and administrative (2)	16,630	6,843	5,515	6,416
Research and development	—	—	—	—
Amortization of intangibles	—	—	—	—
Acquisition-related charges	—	—	—	—
Restructuring and impairment charges	—	—	—	—

Operating income	(16,630)	(6,843)	(5,515)	(6,416)
Other expense	—	—	—	—
Interest income	—	—	—	—
Interest expense	—	—	—	—

Income before income taxes	(16,630)	(6,843)	(5,515)	(6,416)
Income tax expense	(4,471)	(904)	(1,424)	(633)

Net income	$(12,159)	$(5,939)	$(4,091)	$(5,783)

Earnings per share:
Basic	$(0.06)	$(0.03)	$(0.02)	$(0.03)

Diluted	$(0.06)	$(0.03)	$(0.02)	$(0.03)

Common shares used in the calculations of earnings per share :
Basic	—	—	—	—

Diluted	157	(384)	(554)	(157)

	Restated (Unaudited)
	Fiscal Year 2005
	August 31, 2005	May 31, 2005	February 28, 2005	November 30, 2004
	(in thousands, except per share data)
Net revenue	$2,036,590	$1,938,415	$1,716,006	$1,833,375
Cost of revenue	1,865,476	1,776,333	1,575,555	1,678,517

Gross profit	171,114	162,082	140,451	154,858
Selling, general and administrative (2)	89,582	78,531	71,652	74,505
Research and development	4,746	5,667	6,175	5,919
Amortization of intangibles	7,360	11,491	10,365	10,545
Acquisition-related charges	—	—	—	—
Restructuring and impairment charges	—	—	—	—

Operating income	69,426	66,393	52,259	63,889
Other expense	1,603	1,116	765	622
Interest income	(4,767)	(4,214)	(2,928)	(1,865)
Interest expense	5,130	5,856	4,917	4,764

Income before income taxes	67,460	63,635	49,505	60,368
Income tax expense	9,087	10,221	7,549	10,236

Net income	$58,373	$53,414	$41,956	$50,132

Earnings per share:
Basic	$0.29	$0.26	$0.21	$0.25

Diluted (1)	$0.28	$0.26	$0.20	$0.24

Common shares used in the calculations of earnings per share :
Basic	203,941	202,666	201,930	201,467

Diluted	209,970	207,352	205,905	205,686

(1)	For the three months ended August 31, 2006, all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company is in a loss position.

(2)	See the “Explanatory Note” immediately preceding Part I of this Form 10-K and Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements for a detailed discussion of the adjustments that resulted from the Special Committee’s review of stock-based compensation expense relating to stock option grants.

Pro forma information regarding net income and net income per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock option plans under the fair value method of SFAS 123. The following table reconciles the previously reported pro forma information to the restated pro forma information, for the fiscal years specified below:

	Fiscal Year Ended			Fiscal Year Ended
	August 31, 2005			August 31, 2004
	As previously reported	Adjustments	Restated	As previously reported	Adjustments	Restated
	(in thousands, except per share data)
Reported net income	$231,847	$(27,972)	$203,875	$166,900	$6,830	$173,730

Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects the fiscal year ended	1,354	27,972	29,326	—	(6,830)	(6,830)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects for the fiscal year ended	(99,936)	(16,021)	(115,957)	(45,531)	(9,819)	(55,350)

Pro forma net income for calculation of diluted earnings per share	$133,265	(16,021)	$117,244	$121,369	(9,819)	$111,550

Earnings per share:
Reported earnings per share – basic	$1.14	$(0.13)	$1.01	$0.83	$0.04	$0.87

Pro forma earnings per share – basic	$0.66	$(0.08)	$0.58	$0.61	$(0.05)	$0.56

Reported earnings per share – diluted	$1.12	$(0.14)	$0.98	$0.81	$0.04	$0.85

Pro forma earnings per share – diluted	$0.64	$(0.08)	$0.56	$0.59	$(0.05)	$0.54

The following table includes the total stock-based compensation cost, net of tax, that should have been reported for each fiscal year presented below (in thousands):

	2005	2004	Total Adjust- ments to Retained Earnings	2003	2002	2001	2000	1999	1998	1997	1996
Stock-based compensation (expense) previously recognized in the Statements of Earnings, net of tax	$(1,354)	—	—	—	—	—	—	—	—	—	—

Incremental stock-based compensation (expense) recognized in the Statement of Earnings as a result of the restatement adjustments, net of tax	$(27,972)	$6,830	$(19,991)	$(14,437)	$26	$(2,195)	$(2,351)	$(747)	$(159)	$(84)	$(44)

Total restated stock-based compensation (expense) recognized in the Statements of Earnings, net of tax	$(29,326)	$6,830	$(19,991)	$(14,437)	$26	$(2,195)	$(2,351)	$(747)	$(159)	$(84)	$(44)

3. Accounts Receivable Securitization

a. Asset-backed securitization program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The Company was in compliance with the respective covenants at August 31, 2006. The securitization agreement, as amended, expires in February 2007 and may be extended on an annual basis. See Note 17 – “Subsequent Events” to the Consolidated Financial Statements for discussion surrounding amendments to the securitization program that occurred subsequent to August 31, 2006 and for covenant waivers obtained subsequent to August 31, 2006.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.18% per annum of 102% of the average purchase limit and program fees of up to 0.18% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

At August 31, 2006, the Company had sold $348.3 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $238.5 million and retained an interest in the receivables of approximately $109.8 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $11.9 million, $4.1 million and $0.8 million during the fiscal years ended August 31, 2006, 2005 and 2004, respectively, which are recorded as an other expense on the Consolidated Statement of Earnings.

b. Accounts receivable factoring agreement

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expires in March 2007 and can be extended on a semi-annual basis.

The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.

At August 31, 2006, the Company had sold $29.8 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $29.8 million. The accounts receivable sold under this factoring agreement and the resulting loss on the sale were insignificant for the fiscal years ended August 31, 2006 and 2005.

4. Inventories

Inventories consist of the following (in thousands):

	August 31,
	2006	2005
Raw materials	$1,011,450	$573,756
Work in process	244,180	148,455
Finished goods	197,107	96,224

	$1,452,737	$818,435

5. Income Taxes

Income tax expense (benefit) amounted to $60.6 million, $37.1 million and $29.5 million for the years ended August 31, 2006, 2005 and 2004, respectively (an effective rate of 26.9%, 15.4% and 14.5%, respectively). The actual expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes) as follows (in thousands):

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated)	(restated)
Computed “expected” tax expense	$78,791	$84,339	$71,144
State taxes, net of federal benefit	(662)	(174)	328
Federal effect of state net operating losses and tax credits	4,359	—	—
Impact of foreign tax rates	(86,172)	(54,254)	(35,448)
Permanent impact of non-deductible cost	11,645	4,470	733
Tax credits on subsidiary dividends	—	—	(3,540)
Tax refund on subsidiary dividends	—	—	(4,394)
Income tax credits	(11,112)	(2,177)	—
Changes in tax rates on deferred tax assets and liabilities	(239)	119	—
Valuation allowance	41,072	189	—
Equity compensation	3,570	7,432	1,074
Impact of intercompany charges	12,297	2,112	8,290
Other, net	7,049	(4,963)	(8,648)

Provision for income taxes	$60,598	$37,093	$29,539

Effective tax rate	26.9%	15.4%	14.5%

The domestic and foreign components of income before income taxes were comprised of the following for the years ended August 31 (in thousands):

	Fiscal Year Ended August 31,
	2006	2005	2004
		(restated)	(restated)
U.S.	$(42,498)	$(10,971)	$(18,359)
Foreign	267,614	251,939	221,628

	$225,116	$240,968	$203,269

The components of income taxes for the fiscal years ended August 31, 2006, 2005 and 2004 were as follows (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2006:	U.S. – Federal	$25,363	$(8,081)	$17,282
	U.S. – State	(3,222)	2,229	(993)
	Foreign	26,714	17,595	44,309

		$48,855	$11,743	$60,598

2005:	U.S. – Federal	$4,466	$(5,277)	$(811)
(restated)	U.S. – State	1,429	(2,216)	(787)
	Foreign	27,001	11,690	38,691

		$32,896	$4,197	$37,093

2004:	U.S. – Federal	$6,558	$(11,865)	$(5,307)
(restated)	U.S. – State	1,080	(637)	443
	Foreign	44,407	(10,004)	34,403

		$52,045	$(22,506)	$29,539

The Company has been granted tax incentives, including tax holidays, for its Brazilian, Chinese, Hungarian, Indian, Malaysian, and Polish subsidiaries. These tax incentives, including tax holidays, expire through 2017 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2006, 2005 and 2004, resulting in a tax benefit of approximately $43.3 million ($0.21 per basic share), $36.9 million ($0.18 per basic share), and $27.0 million ($0.13 per basic share), respectively.

The Company intends to indefinitely reinvest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $986.8 million as of August 31, 2006. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended August 31,
	2006	2005
		(restated)
Deferred tax assets:
Net operating loss carryforward	$29,825	$22,739
Accounts receivable, principally due to allowance for doubtful accounts	1,055	1,238
Grant receivable	86	238
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	4,827	9,517
Compensated absences, principally due to accrual for financial reporting purposes	5,288	3,725
Accrued expenses, principally due to accrual for financial reporting purposes	28,722	33,578
Accrued UK interest, deductible when paid	611	540
Property, plant and equipment, principally due to differences in depreciation and amortization	10,985	—
Foreign currency gains and losses	842	1,345
Intangible assets	—	3,786
Foreign tax credits	8,528	1,245
Equity compensation – US	20,351	9,720
Equity compensation – Foreign	2,479	1,004
Other	6,772	4,615

Total gross deferred tax assets	120,371	93,290
Less valuation allowance	(43,497)	(4,575)

Net deferred tax assets	$76,874	$88,715

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation and amortization	$—	$7,933
Intangible assets	10,421	—
Other	4,957	4,590

Deferred tax liabilities	$15,378	$12,523

Net current deferred tax assets were $23.0 million and $40.7 million at August 31, 2006 and 2005, respectively, and the net non-current deferred tax assets were $38.5 million and $35.5 million at August 31, 2006 and 2005, respectively.

The net change in the total valuation allowance for the fiscal years ended August 31, 2006 and 2005 was $38.9 million and $0.2 million, respectively. In addition, at August 31, 2006, the Company has gross tax effected net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $2.0 million, $11.2 million and $20.5 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2026. The Company has gross state tax credits and federal foreign tax credits of $1.2 million and $8.5 million, respectively, for state and federal carry forward, which are available to reduce future taxes, if any. These state and federal foreign tax credits expire through the years 2015 and 2016, respectively.

Based on the Company’s historical operating income, projection of future taxable income, and scheduled reversal of taxable temporary differences, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2006	2005
Land and improvements	$74,546	$74,296
Buildings	429,037	372,536
Leasehold improvements	56,136	43,792
Machinery and equipment	927,167	770,840
Furniture, fixtures and office equipment	54,080	45,857
Computer hardware and software	247,299	208,762
Transportation equipment	6,895	6,160
Construction in progress	20,342	72,642

	1,815,502	1,594,885
Less accumulated depreciation and amortization	830,240	714,149

	$985,262	$880,736

Depreciation expense of approximately $174.4 million, $180.4 million and $178.0 million was recorded for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

During the fiscal years ended August 31, 2006, 2005 and 2004, the Company capitalized approximately $1.6 million, $0.8 million and $0.1 million, respectively, in interest related to constructed facilities.

Maintenance and repair expense was approximately $54.5 million, $43.5 million and $38.5 million for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

7. Goodwill and Other Intangible Assets

As discussed in Note 1(f) above, the Company accounts for goodwill and other intangible assets in accordance with SFAS 141 and SFAS 142.

In accordance with SFAS 142, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2006 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 14 – “Concentration of Risk and Segment Data,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill in connection with the adoption of SFAS 142.

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from several acquisitions consummated during the second and third quarters of fiscal year 2006, including the Celetronix International,

Limited (“Celetronix”) acquisition consummated during the third quarter of fiscal year 2006. See Note 8 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at August 31, 2006 and August 31, 2005 (in thousands):

August 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements & customer relationships	$155,084	$(76,329)	$78,755
Intellectual property	2,918	(966)	1,952

Total	$158,002	$(77,295)	$80,707

August 31, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements & customer relationships	$202,629	$(133,800)	$68,829
Intellectual property.	800	(567)	233

Total	$203,429	$(134,367)	$69,062

The weighted-average amortization period for aggregate intangible assets is 6.8 years, which includes a weighted-average amortization period of 6.8 years for contractual agreements and customer relationships and a weighted-average amortization period of 5.6 years for intellectual property, at August 31, 2006.

Intangible asset amortization for fiscal years 2006, 2005 and 2004 was approximately $24.3 million, $39.8 million, and $43.7 million, respectively. The decrease in the gross carrying amount of the Company’s purchased intangible assets at August 31, 2006 was the result of the write-off of certain fully amortized intangible assets, offset by the addition of amortizable intangible assets resulting from several acquisitions consummated in the current fiscal year. The decrease in the accumulated amortization of the Company’s purchased intangible assets at August 31, 2006 was due to the write-off of certain fully amortized intangible assets, offset by amortization on intangible assets related to acquisitions consummated in the current fiscal year.

The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2007	$16,307
2008	11,729
2009	8,084
2010	7,743
2011	7,571
Thereafter	29,273

Total	$80,707

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the twelve months ended August 31, 2006 (in thousands):

Reportable Segment	Balance at August 31, 2005	Acquisitions and Purchase Accounting Adjustments	Foreign Currency Impact	Balance at August 31, 2006
Americas	$119,317	$(1,279)	$1,812	$119,850
Europe	175,295	9,210	4,936	189,441
Asia	65,100	209,308	(973)	273,435
Other non-reportable segment	24,527	688	126	25,341

Total	$384,239	$217,927	$5,901	$608,067

The additions to goodwill during fiscal year 2006 were due primarily to the acquisitions consummated during the year. For further discussion of the Company’s acquisitions, see Note 8 – “Business Acquisitions.”

8. Business Acquisitions

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

During the three months ended February 28, 2006, the Company made several immaterial business acquisitions, which were accounted for under the purchase method of accounting. Total consideration paid for these business acquisitions was approximately $12.2 million. Based on preliminary third-party valuations, which are expected to be completed no later than the first quarter of fiscal year 2007, the combined purchase price of the acquisitions resulted in purchased intangible assets of approximately $2.4 million and goodwill of approximately $1.5 million. The purchased intangible assets (other than goodwill) are being amortized over various periods ranging from three to ten years.

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.1 million, based on foreign currency rates at the date of acquisition. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of approximately $1.4 million, goodwill of approximately $0.3 million and purchased in-process research and development of $0.3 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and five years, respectively. The purchased in-process research and development was immediately charged to research and development expense in the Consolidated Statement of Earnings during the fourth quarter of fiscal year 2006.

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

On March 31, 2006 the Company consummated the acquisition of Celetronix pursuant to the Revised Agreement. The Company acquired the Celetronix operations, excluding the memory business, in an effort to expand its presence in India and enhance customer and industry sector diversification by adding additional competencies in the consumer and peripherals industry sectors. The acquisition was accounted for under the purchase method of accounting. The purchase consideration for the transaction included approximately $157.3 million in cash paid at closing and for professional fees; the $3.8 million purchase option and $23.8 million related to the note receivable owed from Celetronix that were recorded in the Company’s current assets at the acquisition date; approximately $30.2 million outstanding accounts receivable owed from Celetronix to the Company as of the acquisition date; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $29.3 million and goodwill of $209.2 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and ten years, respectively.

Pro forma results of operations have not been presented because the effect of this acquisition was not material on an individual basis or an aggregate basis when combined with the acquisitions consummated in fiscal year 2006 as discussed above.

9. Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations consist of the following (in thousands):

	August 31,
	2006	2005
Borrowings under unsecured revolving credit facility (a)	$—	$—
Borrowings under revolving credit facility with Japanese bank (b)	—	—
Borrowings under various short-term credit facilities (c)	55,885	97
Long-term capital lease obligations (d)	176	710
Financing obligation related to sale-leaseback transaction (e)	5,165	—
Miscellaneous borrowings	42	—
Loan from Indian bank due 2008 (f)	8,595	9,093
Loan from Hungarian bank due 2008 (g)	27,239	22,106
5.875% Senior Notes due 2010 (h)	296,231	295,248

Total notes payable, long-term debt and long-term lease obligations	393,333	327,254
Less current installments of notes payable, long-term debt and long-term lease obligations	63,813	674

Notes payable, long-term debt and long-term lease obligations, less current installments	$329,520	$326,580

(a)	In July 2003, the Company amended and revised its then existing credit facility and established a three-year, $400.0 million unsecured revolving credit facility with a syndicate of banks (“Amended Revolver”). Under the terms of the Amended Revolver, borrowings could be made under either floating rate loans or Eurodollar rate loans. Interest is accrued on outstanding floating rate loans at the greater of the agent’s prime rate or 0.50% plus the federal funds rate. Interest is accrued on outstanding Eurodollar loans at the London Interbank Offered Rate (“LIBOR”) in effect at the loan inception plus a spread of 0.65% to 1.35%. A facility fee based on the committed amount of the Amended Revolver was payable at a rate equal to 0.225% to 0.40%. A usage fee was also payable if the borrowings on the Amended Revolver exceeded 33-1/3% of the aggregate commitment. The usage fee rate ranged from 0.125% to 0.25%. The interest spread, facility fee and usage fee were determined based on the Company’s general corporate rating or rating of its senior unsecured long-term indebtedness as determined by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The Amended Revolver had an expiration date of July 14, 2006 when outstanding borrowings would then be due and payable. The Amended Revolver required compliance with several financial covenants including a fixed charge coverage ratio, consolidated net worth threshold and indebtedness to EBITDA ratio, as defined in the Amended Revolver. The Amended Revolver required compliance with certain operating covenants, which limited, among other things, the Company’s incurrence of additional indebtedness. During the third quarter of fiscal year 2005, the Company borrowed $80.0 million under the Amended Revolver to partially fund the acquisition of VEM, which was consummated on March 11, 2005. This borrowing was repaid in full during the third quarter of fiscal year 2005 from cash provided by operations.

In May 2005, the Company replaced the Amended Revolver and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on

Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.95% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.25% above the Eurocurrency rate as defined above. Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, the Company’s incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. The Company was in compliance with the respective covenants as of August 31, 2006. See Note 17 – “Subsequent Events” for discussion of covenant waivers that were obtained subsequent to August 31, 2006. During the third quarter of fiscal year 2006, the Company borrowed $67.0 million against the Unsecured Revolver, which included $40.0 million to partially fund the acquisition of Celetronix on March 31, 2006. These borrowings were repaid in full during the third quarter of fiscal year 2006 from cash provided by operations. During the fourth quarter of fiscal year 2006, we borrowed $351.5 million against the Unsecured Revolver, which was used primarily for the common stock repurchase and working capital needs for operations. These borrowings were repaid in full during the fourth quarter of fiscal year 2006. At August 31, 2006, there were no borrowings outstanding on the Unsecured Revolver.

(b)	In December 2005, the Company renewed its existing 0.6 billion Japanese yen credit facility (approximately $5.1 million based on currency exchange rates at August 31, 2006) for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, the Company pays interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. The credit facility expired on December 2, 2006 and all outstanding borrowings were then due and payable. At August 31, 2006, there were no borrowings outstanding under this facility. The Company did not renew this facility in the second quarter of fiscal year 2007.

(c)	In June 2004, the Company negotiated a two-year, $100.0 thousand credit facility for a Ukrainian subsidiary with a Ukrainian bank. This facility was subsequently increased to $900.0 thousand with $800.0 thousand of the availability restricted for specific purposes. Under the terms of the facility, the Company paid interest on outstanding borrowings based on LIBOR plus a spread of 1.5%. The Company also paid a commitment fee of 2.0% per annum for any capacity that is restricted but not outstanding under the facility. The credit facility expired on June 9, 2006.

During the second quarter of fiscal year 2006, the Company negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees (approximately $16.1 million based on currency exchange rates at August 31, 2006). Under the terms of the facility, the Company pays interest on outstanding borrowings based on a fixed rate mutually agreed upon with the bank at the time of borrowing. At August 31, 2006, borrowings of 633.9 million Indian rupees (approximately $13.6 million based on currency exchange rates at August 31, 2006) were outstanding under this facility and incurring interest at an average rate of 7.8%.

In March 2006, the Company assumed a short-term Chinese yuan renmimbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. At August 31, 2006, borrowings of 15.0 million Chinese yuan renmimbi (approximately $1.9 million based on currency exchange rates at August 31, 2006) were outstanding under this facility and incurring interest at a fixed rate of 5.4%. The outstanding amount, which was determined by the bank to be the maximum borrowing limit, is due and payable by November 9, 2006. This facility was canceled in the second quarter of fiscal year 2007.

During the fourth quarter of fiscal year 2006, the Company entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2006, borrowings of $40.4 million were outstanding under this facility.

(d)	The Company assumed a capital lease obligation as part of its purchase of certain operations of Valeo S.A. during the fourth quarter of fiscal year 2002. This lease covers the land and building in Meung-sur-Loire, France and payments are due quarterly through fiscal year 2007. In the second quarter of fiscal year 2005, the Company entered into a capital lease covering specific equipment in Brest, France. Payments on the Brest capital lease were due quarterly through the third quarter of fiscal year 2006.

During the second quarter of fiscal year 2006, the Company assumed an immaterial capital lease obligation as part of a business acquisition. Payments are due monthly through the second quarter of fiscal year 2010. During the third quarter of fiscal year 2006, the Company assumed an immaterial capital lease obligation as part of a business acquisition. Payments are due monthly through the third quarter of fiscal year 2007.

(e)	During the third quarter of fiscal year 2006, the Company entered into a sale-leaseback transaction involving its facility in Ayr, Scotland. The Company continues to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $119.0 thousand based on currency exchange rates at August 31, 2006). The Company received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to its continuing involvement in the property, the Company was precluded from recording the transaction as a sale. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At August 31, 2006, the balance of the financing obligation is approximately 2.7 million pounds sterling (approximately $5.2 million based on currency exchange rates at August 31, 2006).

(f)	In April 2005, the Company negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan facility, the Company pays interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.6 million based on exchange rates at August 31, 2006.

(g)	In April 2005, the Company negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, the Company pays interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2006, proceeds of 21.3 million Euros (approximately $27.2 million based on currency exchange rates at August 31, 2006) had been drawn under the construction loan.

(h)

In July 2003, the Company issued a total of $300.0 million, seven-year, 5.875% senior notes (“5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. At August 31, 2006, proceeds of $296.2 million remained outstanding under the 5.875% Senior Notes. See

Note 17 – “Subsequent Events” for discussion surrounding the failure to meet the indenture that requires delivery of the Company’s quarterly and annual financial statements to the bond trustee within 15 days after the deadline for filing the financial statements with the SEC (as extended by Form 12b-25).

In May 2001, the Company issued a total of its $345.0 million, 20-year, 1.75% Convertible Notes at par, resulting in net proceeds of approximately $338.0 million. The Convertible Notes were to mature on May 15, 2021 and paid interest semiannually on May 15 and November 15. On May 17, 2004, the Company paid $70.4 million par value to certain note holders who exercised their right to require the Company to purchase their Convertible Notes. On May 18, 2004, the Company paid $274.6 million par value upon exercise of its right to redeem the remaining Convertible Notes outstanding. In addition to the par value of the Convertible Notes, the Company paid accrued and unpaid interest of approximately $3.1 million to the note holders. As a result of these transactions, the Company recognized a loss of $6.4 million on the write-off of unamortized debt issuance costs associated with the Convertible Notes. This loss was recorded as other expense in the Consolidated Statement of Earnings for fiscal year ended August 31, 2004.

Debt maturities as of August 31, 2006 for the next five years are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2007	$63,813
2008	7,763
2009	11,481
2010	310,276
2011	—

Total	$393,333

10. Pension and Other Postretirement Benefits

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

As a result of acquiring various operations in Austria, Brazil, France, Germany, India, Japan, the Netherlands, Poland, and Taiwan, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition in fiscal year 2003, the Company also assumed post-retirement medical benefit plans.

The Company uses a May 31 measurement date for substantially all of the above referenced plans.

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands of dollars):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Beginning benefit obligation	$110,529	$95,260	$576	$425
Service cost	1,705	1,632	322	142
Interest cost	4,704	4,806	82	58
Actuarial loss (gain)	12,171	15,028	(90)	(155)
Curtailment loss (gain)	95	(653)	—	—
Total benefits paid	(4,138)	(5,496)	—	—
Plan participant contribution	136	242	—	—
Acquisitions	893	46	—	—
Effect of conversion to US dollars	4,738	(336)	67	106

Ending benefit obligation	$130,833	$110,529	$957	$576

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	4.7%	4.3%	11.2%	13.3%
Rate of compensation increases	3.9%	3.6%	7.6%	9.5%

The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of benefit obligations. Other assumptions include demographic factors such as retirement, mortality and turnover.

b. Plan Assets

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands of dollars):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Beginning fair value of plan assets	$69,228	$64,208	$—	$—
Actual return on plan assets	4,746	8,386	—	—
Employer contributions	1,523	732	—	—
Benefits paid from plan assets	(3,815)	(4,300)	—	—
Plan participants’ contributions	136	242	—	—
Effect of conversion to US dollars	4,004	(40)	—	—

Ending fair value of plan assets	$75,822	$69,228	$—	$—

The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension Plan Assets
	2006	2005
Asset Category
Equity securities	36%	35%
Debt securities	64%	65%

Total	100%	100%

The Company has adopted an investment policy for plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and debt securities. The Company currently expects to maintain the target mix of 35% equity and 65% debt securities in fiscal year 2007. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. There are no plan assets associated with the other postretirement benefits.

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets (in thousands of dollars):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Funded Status
Ending fair value of plan assets	$75,822	$69,228	$—	$—
Ending benefit obligation	(130,833)	(110,529)	(957)	(576)

Funded status	(55,011)	(41,301)	(957)	(576)
Unrecognized net actuarial loss/(gain)	30,897	18,336	(229)	(126)

Net liability recorded at August 31	$(24,114)	$(22,965)	$(1,186)	$(702)

Consolidated Balance Sheet Information
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit liability	(51,306)	(37,395)	(1,186)	(702)
Accumulated other comprehensive income (pre-tax)	27,192	14,430	—	—

Net liability recorded at August 31	$(24,114)	$(22,965)	$(1,186)	$(702)

The accumulated benefit obligation for all defined benefit pension plans was $123.1 million and $103.6 million at August 31, 2006 and 2005, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands of dollars):

	August 31,
	2006	2005
Projected benefit obligation	$130,603	$110,529
Accumulated benefit obligation	123,018	103,629
Fair value of plan assets	75,616	69,305

The following table provides information on the increase in the minimum pension liability included in other comprehensive income (in thousands of dollars):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Increase (decrease) in minimum pension liability included in other comprehensive income	$12,762	$14,366	$—	$—

The minimum pension liability included in other accumulated comprehensive income was $27.2 million ($19.0 million, net of tax) and $14.4 million ($10.1 million, net of tax) at August 31, 2006 and 2005, respectively.

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands of dollars):

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$1,705	$1,632	$1,665	$322	$142	$53
Interest cost	4,704	4,806	4,266	82	58	31
Expected long-term return on plan assets	(4,008)	(4,455)	(4,136)	—	—	—
Recognized actuarial loss	545	84	450	(3)	—	—
Net curtailment loss	95	—	—	—	—	—

Net periodic benefit cost	$3,041	$2,067	$2,245	$401	$200	$84

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	4.7%	4.3%	5.0%	11.2%	13.3%	12.2%
Expected long-term return on plan assets	6.1%	5.8%	6.8%	—	—	—
Rate of compensation increase	3.9%	3.6%	3.7%	7.6%	9.5%	8.5%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Health Care Cost Trend Rates

The following table provides information about health care cost trend rates:

	Measurement Year Ended
	2006	2005
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	8.0%	8.0%
Year that the rate reaches the ultimate trend rate	2006	2006

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $459.8 thousand and $736.6 thousand for the fiscal years ended August 31, 2006 and 2005, respectively. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $728.2 thousand and $1.3 million, for the fiscal years ended August 31, 2006 and 2005, respectively.

f. Cash Flows

The Company expects to make cash contributions of between $4.0 million and $5.0 million to its pension plans during fiscal year 2007. The Company does not expect to make cash contributions to its other benefit plans in fiscal year 2007.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits	Other Benefits
2007	$4,026	$123
2008	4,871	86
2009	5,039	138
2010	5,781	66
2011	5,388	124
Years 2012 through 2016	32,564	1,501

11. Restructuring and Impairment Charges

a. Historical Restructuring Programs

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

During fiscal year 2003, the geographic production demands of the Company’s customers continued to shift. In addition to carrying out a worldwide realignment of capacity and consolidating existing facilities, the Company closed manufacturing operations in Boise, Idaho and Coventry, England. As a result, the Company charged $85.3 million of restructuring and impairment costs against earnings. These restructuring and impairment charges included employee severance and benefit costs, costs related to lease commitments, fixed asset impairments and other restructuring costs.

The table below sets forth the significant components and activity in the historical restructuring programs during fiscal year 2006 (in thousands):

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge (Non-Cash)	Cash Payments	Liability Balance at August 31, 2006
Employee severance and termination benefits	$—	$—	$—	$—	$—
Lease costs	4,924	(308)	—	(4,616)	—
Other	—	—	—	—	—

Total	$4,924	$(308)	$—	$(4,616)	$—

During the fourth quarter of fiscal year 2006, the Company made the final cash payment related to the historical restructuring program. A liability balance of approximately $308.0 thousand remained after remittance of the final payment. This remaining liability was recorded as a reduction of the fiscal year 2006 restructuring charge and was related exclusively to the Americas operating segment. As of August 31, 2006, there is no liability related to the historical restructuring program.

b. Current Restructuring Program

During the fourth quarter of fiscal year 2006, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain higher cost geographies and to properly size its manufacturing sites with perceived current market conditions. As a result, the Company charged $81.9 million of restructuring and impairment costs against earnings during fiscal year 2006. These restructuring and impairment charges included employee severance and benefit costs of approximately $67.4 million, costs related to lease commitments of approximately $10.1 million, fixed asset impairments of approximately $3.6 million and other restructuring costs of approximately $0.8 million, primarily related to the repayment of government provided subsidies that resulted from the reduction in force in certain locations.

Employee severance and termination benefit costs of $67.4 million recorded in fiscal year 2006 are related to the elimination of 1,874 employees, a majority of which will leave the Company during fiscal year 2007. The eliminations will impact all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Lease commitment costs of $10.1 million recorded in fiscal year 2006 include $9.8 million related to a reevaluation of the assumptions used in determining the fair value of lease obligations associated with certain abandoned facilities, which were included in the historical restructuring program discussed above. The revised assumptions include the estimate that no sub-rental income will be provided from the facilities. The remaining $0.3 million of lease commitment costs consist primarily of future lease payments for facilities vacated because of the closure and consolidation of facilities in Europe and Asia. In connection with the restructuring program, the Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the program. Fixed assets that were determined not to be recoverable based on the review of the future cash flows were measured for impairment. The fixed asset impairment charge of $3.6 million recorded in fiscal year 2006 was based on the excess of the carrying value of these fixed assets over their fair value.

In addition, as part of the restructuring plan, management determined that it was more likely than not that certain foreign plants would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $37.1 million on net deferred tax assets as part of the restructuring plan. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Earnings. See Note 5 – “Income Taxes” for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the restructuring program during fiscal year 2006, including activity by reportable segment (in thousands):

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2006
Employee severance and termination benefits	$—	$67,431	$145	$(1,324)	$66,252
Lease costs	—	10,085	186	(163)	10,108
Fixed asset impairment	—	3,598	(3,598)	—	—
Other	—	779	—	(30)	749

Total	$—	$81,893	$(3,267)	$(1,517)	$77,109

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2006
Americas	$—	$11,650	$(253)	$(886)	$10,511
Europe	—	66,077	(1,756)	(588)	63,733
Asia	—	1,090	(722)	—	368
Other	—	3,076	(536)	(43)	2,497

Total	$—	$81,893	$(3,267)	$(1,517)	$77,109

At August 31, 2006, liabilities of approximately $59.9 million and $13.5 million related to these restructuring activities are expected to be paid out in fiscal years 2007 and 2008, respectively. The remaining liability of $3.7 million relates primarily to the charge for a certain lease commitment and is expected to be paid out during fiscal years 2009 through 2011.

In relation to the current restructuring plan, the Company currently expects to recognize approximately $200.0 to $250.0 million in total restructuring and impairment costs. Additional costs related to the restructuring plan are expected to be incurred over the course of fiscal years 2007 and 2008. The $200.0 to $250.0 million estimated range includes pre-tax restructuring charges related to employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. See Note 5 – “Income Taxes” for further discussion surrounding significant portions of the deferred tax assets and deferred tax liabilities.

12. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities and computer services under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2006 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2007	$51,111
2008	38,897
2009	28,180
2010	19,195
2011	14,140
Thereafter	33,077

Total minimum lease payments	$184,600

Total rent expense for operating leases was approximately $50.1 million, $40.7 million and $43.1 million for the years ended August 31, 2006, 2005 and 2004, respectively.

b. Litigation

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of the Company, naming the Company as a nominal defendant, and naming certain of its officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of its Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were the Company’s previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). The Initial Action alleged that the named defendant officers and directors breached certain of their fiduciary duties to the Company in connection with certain stock option grants between August 1998 and October 2004. Specifically, it alleged that the defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of the Company’s Board of Director Audit or Compensation Committee, at the behest of the Officer Defendants, backdated Company stock option grants to make it appear they were granted on a prior date when the Company’s stock price was lower. The Initial Action alleged that such alleged backdated options unduly benefited the Officer Defendants, resulted in the Company issuing materially inaccurate and misleading financial statements and caused millions of dollars of damages to the Company. The Initial Action also sought to have the Defendant Officers disgorge certain options they received, including the proceeds of options exercised, as well as certain equitable relief and attorney’s fees and costs.

On May 2, 2006, the Company was notified by the Staff of the Securities and Exchange Commission (the “SEC”) of an informal inquiry concerning the Company’s stock option grant practices. On May 3, 2006, the Company’s Board of Directors had a meeting, which had been arranged prior to the SEC contacting the Company, to discuss the Initial Action. At that meeting, the Board of Directors appointed the Special Committee to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Action, along with two additional law firms, representing a purported shareholder of the Company, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “State Derivative Actions”). On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. On July 12, 2006, the parties to the State Derivative Actions filed a stipulation and proposed order of consolidation, which also appointed co-lead counsel. The Court signed the order on July 17, 2006, consolidated the cases under the caption In re Jabil Derivative Litigation, No. 06-2917 CI-08 (the “Consolidated State Derivative Action”), and ordered that the complaint filed in the Initial Action would become the operative complaint. The Company has entered into a stipulation extending its time to respond to the Consolidated State Derivative Action until June 29, 2007.

Two federal derivative suits were also filed in the United States District Court for the Middle District of Florida, Tampa Division, on July 10, 2006 and December 6, 2006 respectively (collectively, the “Federal Derivative Actions”). The complaints assert virtually identical factual allegations and claims as in the State Derivative Actions. On January 26, 2007, the District Court consolidated the two Federal Derivative Actions under the caption In re Jabil Circuit Options Backdating Litigation, 8:06-cv-01257 (the “Consolidated Federal Derivative Action “) and appointed co-lead counsel. The Company has entered into a stipulation extending its time to respond to the Consolidated Federal Derivative Action until June 29, 2007.

On September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division encaptioned Edward J. Goodman Life Income Trust v. Jabil Circuit, Inc., et al., No. 8:06-cv-01716 against the Company and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased shares of the Company between September 19, 2001 and June 21, 2006. The complaint asserted claims under Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as under Section 20(a) of that Act. The complaint alleged that the defendants had engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that Company had adhered to its option grant policy of granting options at the closing price of the Company’s shares on the trading date immediately prior to the date of the grant. A second putative class action, containing virtually identical legal claims and allegations of fact, encaptioned Steven M. Noe v. Jabil Circuit, Inc., et al., No., 8:06-cv-01883, was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities and Exchange Act and the rules promulgated thereunder. It contained allegations of fact and legal claims similar to the original putative class actions and, in addition, alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, Plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company has until sixty days following the filing of the First Amended Consolidated Class Action Complaint to file its response and will vigorously defend the action.

The Special Committee of the Board has conducted its investigation and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in the Company’s best interests to pursue the derivative actions. The Special Committee identified certain factors related to the Company’s controls surrounding accounting for option grants that contributed to the accounting errors that led to the restatement. The Company is cooperating fully with the Board’s Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot predict what effect such investigations may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13. Stockholders’ Equity

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

The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock option and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as discussed in Note 2 – “Stock Option Litigation and Restatements”, a certain number of Options have been identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the relating Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement. The Company anticipates that the Board of Directors will establish comprehensive procedures governing the manner in which Options are granted in order to avoid future grants of Options with an exercise price that is less than the fair market value of shares of common stock on the Option measurement date for financial accounting and reporting purposes. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Beginning in fiscal year 2006, Options will generally vest at a rate of one-twelfth fifteen months after the grant date with an additional one-twelfth vesting at the end of each three-month period thereafter, becoming fully vested after a 48-month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50-month period.

The following table summarizes option activity from September 1, 2005 through August 31, 2006:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at September 1, 2005	6,749,767	18,932,105		$20.51	6.80
Options authorized	7,000,000	—		—
Options expired	67,027	(67,027)		$27.90
Options granted	(2,652,846)	2,652,846		$30.18
Options cancelled	292,374	(292,374)		$25.55
Restricted stock awards (1)	(1,665,252)	—		—
Options exercised	—	(6,355,777)		$19.06

Balance at August 31, 2006	9,791,070	14,869,773	$78,015	$22.76	6.51

Exercisable at August 31, 2006		12,099,427	$73,809	$21.45	5.97

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the fiscal year ended August 31, 2006, 2005 (restated) and 2004 (restated) was $16.23, $17.59, and $18.32, respectively. The total intrinsic value of Options exercised during the fiscal year ended August 31, 2006, 2005, and 2004 was $120.2 million, $37.6 million, and $21.4 million, respectively.

As of August 31, 2006, there was $32.9 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Options vested during the fiscal year ended August 31, 2006, 2005 (restated) and 2004 (restated) was $25.8 million, $155.1 million, and $73.3 million, respectively.

The Company changed the valuation model used for estimating the fair value of Options granted in the first fiscal quarter of 2006, from the Black-Scholes model to the lattice valuation model. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company used historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. Because the lattice valuation model uses different risk-free interest rates in calculating the fair value of the Options, ranges are provided only for the Options granted subsequent to August 31, 2005. The volatility used for the lattice model is a constant volatility for all periods within the contractual term of the Option. The constant volatility is an average of implied volatilities from traded options and historical volatility corresponding to the contractual term of the Option. The expected dividend yield of Options granted is derived based on the expected annual dividend yield over the expected life of the option expressed as a percentage of the stock price on the date of grant.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2006 (Lattice)	2005 (Black- Scholes)	2004 (Black- Scholes)
		(restated)	(restated)
Risk-free interest rate	3.7% to 5.3%	3.9%	4.0%
Weighted-average expected volatility	49.2%	69.2%	79.0%
Weighted-average expected life	6.0 years	5.0 years	5.2 years
Weighted-average expected dividend yield	0.03%	0.0%	0.0%

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

In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of August 31, 2006, a total of 1,968,120 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. There were 485,648, 466,297, and 446,293 shares purchased under the Purchase Plans for the fiscal year ended August 31, 2006, 2005, and 2004, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2006	2005	2004
Expected dividend yield	0.7%	0%	0%
Risk-free interest rate	3.9%	2.6%	1.7%
Expected volatility	24.6%	33.0%	39.1%
Expected life	0.5 years	0.5 years	0.5 years

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

The following table summarizes restricted stock activity from September 1, 2005 through August 31, 2006:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2005	435,000	$24.21
Changes during the period:
Shares granted (1)	1,680,652	$31.22
Shares vested	(16,500)	$29.15
Shares forfeited	(15,400)	$30.98

Nonvested balance at August 31, 2006	2,083,752	$29.78

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of August 31, 2006, there was $26.8 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. Pursuant to SFAS 123R, the $8.8 million of unearned compensation recorded as a reduction to stockholders’ equity as of August 31, 2005 was reversed against the Company’s additional paid-in capital.

d. Common Stock Repurchase Program

On June 29, 2006, the Company’s Board of Directors authorized the repurchase of up to $200.0 million worth of shares of the Company’s common stock. The repurchase program was effective for a one year period ending June 29, 2007. During the fourth quarter of fiscal year 2006, the Company repurchased 8.4 million shares of common stock for approximately $200.3 million. The Company also paid commissions of approximately $251.0 thousand in relation to the repurchases. The repurchases were funded by cash on hand, available borrowings under revolving credit facilities and funds provided by operations. The maximum dollar value of shares that may be repurchased under the program has been reached as of August 31, 2006. The cost of repurchasing the shares is recorded as treasury stock on the Consolidated Balance Sheet at August 31, 2006.

e. Dividends

During fiscal year 2006, the Company’s Board of Directors declared cash dividends totaling approximately $29.2 million. On May 4, 2006, the Company’s Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share. The cash dividend, totaling approximately $14.9 million, was paid on June 1, 2006 to stockholders of record on May 15, 2006. On August 2, 2006, the Company’s Board of Directors declared a quarterly cash dividend to common stockholders of $0.07 per share. The cash dividend, totaling approximately $14.3 million, was payable on September 1, 2006 to stockholders of record on August 15, 2006.

There were no cash dividends declared in fiscal year 2005 or 2004.

14. Concentration of Risk and Segment Data

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

Sales of the Company’s products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable Fiscal Year Ended August 31,
	2006	2005	2004	2006	2005
Nokia Corporation	21%	13%	*	19%	20%
Royal Philips Electronics	12%	14%	18%	14%	20%
Hewlett-Packard Company	*	10%	*	*	11%
Cisco Systems, Inc	*	*	12%	*	*

*	Amount was less than 10% of total

Sales to the above customers were reported in the Americas, Europe and Asia operating segments.

The Company procures components from a broad group of suppliers, determined on an assembly-by assembly basis. Almost all of the products manufactured by the Company require one or more components that are available from only a single source.

b. Segment Data

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

The Company derives its revenues from providing comprehensive electronics design, production, product management and after-market services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a geographic basis for manufacturing operating segments and on a global basis for the services operating segment. Prior to the first quarter of fiscal year 2005, Jabil managed its business based on four geographic regions, the United States, Europe, Asia and Latin America. During fiscal year 2005, the Company realigned its organizational structure to manage the United States and Latin America as one geographic region, the Americas, and to manage the services groups independently of the regional manufacturing segments. Accordingly, Jabil’s operating segments now consist of four segments – Americas, Europe, Asia and Services – to reflect how the Company manages its business. All prior period disclosures presented below have been restated to reflect this change. The services operating segment, which includes the Company’s after-market, design and enclosure integration services, does not meet the requirements of a reportable operating segment and is therefore combined with the Company’s other non-segment activities, where applicable, in the disclosures below.

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

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2006	2005	2004
Net revenue
Americas	$3,941,980	$2,550,685	$1,977,953
Europe	3,046,313	2,608,467	2,261,355
Asia	2,851,646	2,042,497	1,767,816
Other non-reportable operating segment	425,508	322,737	245,773

	$10,265,447	$7,524,386	$6,252,897

	2006	2005	2004
Depreciation expense
Americas	$60,038	$61,554	$61,770
Europe	46,988	55,646	57,824
Asia	41,946	40,318	38,835
Other non-reportable operating segment	25,381	22,844	19,530

	$174,353	$180,362	$177,959

	2006	2005	2004
		(restated)	(restated)
Segment income and reconciliation of income before income taxes
Americas	$169,207	$163,494	$108,466
Europe	182,165	172,129	161,936
Asia	229,975	144,783	114,800
Other non-reportable operating segment	8,857	16,667	9,949

Total segment income	590,204	497,073	395,151
Reconciling items:
Amortization of intangibles	(24,323)	(39,762)	(43,709)
Acquisition-related charges	—	—	(1,339)
Restructuring costs	(81,585)	—	—
Other expense	(11,918)	(4,106)	(823)
Net interest expense	(4,773)	(6,893)	(11,309)
Other non-allocated charges	(242,489)	(205,344)	(134,702)

Income before income taxes	$225,116	$240,968	$203,269

	Fiscal Year Ended August 31,
	2006	2005	2004
Property, plant and equipment
Americas	$295,474	$294,456	$266,484
Europe	210,143	192,060	196,847
Asia	307,571	246,978	202,069
Other	172,074	147,242	110,953

	$985,262	$880,736	$776,353

	2006	2005	2004
		(restated)	(restated)
Total assets
Americas	$1,544,218	$1,272,155	$763,517
Europe	1,606,528	1,315,079	1,294,180
Asia	1,814,434	1,116,186	893,032
Other	446,550	384,566	383,310

	$5,411,730	$4,087,986	$3,334,039

	2006	2005	2004
Capital expenditures
Americas	$72,133	$64,873	$61,247
Europe	64,303	48,160	71,857
Asia	95,154	83,778	49,554
Other	48,271	60,038	35,083

	$279,861	$256,849	$217,741

Total restructuring and impairment costs of $81.6 million were charged against earnings during fiscal year 2006. Approximately $11.3 million, $66.1 million, $1.1 million and $3.1 million of restructuring and impairment costs were incurred during fiscal year 2006 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. See Note 11 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal year 2006. There were no restructuring and impairment costs incurred during fiscal years 2005 and 2004.

The Company operates in 20 countries worldwide. Sales to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or after-market services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2006	2005	2004
External net revenue:
United States	$1,811,375	$1,222,127	$967,692
Mexico	1,721,937	1,123,870	973,696
China	1,570,398	897,198	675,690
Hungary	1,441,345	947,883	580,171
Malaysia	928,311	878,446	877,227
Brazil	705,913	446,211	218,474
Poland	531,224	362,587	270,397
Other	1,554,944	1,646,064	1,689,550

	$10,265,447	$7,524,386	$6,252,897

	August 31,
	2006	2005	2004
Long-lived assets:
United States	$355,437	$340,611	$209,536
China	247,012	210,508	167,900
India	265,496	12,938	3,488
Hungary	173,062	157,959	134,662
Mexico	167,527	173,441	169,553
Malaysia	88,560	79,623	79,561
Brazil	79,401	71,261	58,286
Other	297,541	287,696	305,793

	$1,674,036	$1,334,037	$1,128,779

Total foreign source net revenue was approximately $8.4 billion, $6.3 billion and $5.3 billion for the years ended August 31, 2006, 2005 and 2004, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $1.3 billion, $993.4 million and $919.2 million for the years ended August 31, 2006, 2005 and 2004, respectively.

15. Derivative Instruments and Hedging Activities

The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (as amended) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (as amended). There were no transition amounts recorded upon adoption of SFAS 133 and its related amendments. The Company has used certain derivative instruments to enhance its ability to manage risk relating to cash flow and interest rate exposure. Derivative instruments are entered into for periods consistent with the related underlying exposures and are not entered into for speculative purposes. The Company documents all relationships between derivative instruments and related items, as well as its risk-management objectives and strategies for undertaking various derivative transactions. All derivative instruments are recorded on the Consolidated Balance Sheet at their respective fair values in accordance with SFAS 133.

a. Foreign Currency Risk

The Company enters into forward contracts to economically hedge against the impact of currency fluctuations on U.S. dollar and foreign currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statement of Earnings.

The aggregate notional amount of outstanding forward contracts at August 31, 2006 was $580.7 million. The fair value of these contracts amounted to a $3.8 million asset recorded in prepaid and other current assets and a $6.8 million liability recorded in accrued expenses on the Consolidated Balance Sheet. The forward contracts, which are for various currencies, will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2006. These contracts will expire during fiscal year 2007. At August 31, 2005 the Company had $148.0 million of forward contracts for various currencies. The maximum term of the forward contracts that economically hedged forecasted transactions was four months. These contracts expired during fiscal year 2006, with the resulting change in value being reflected in the Consolidated Statement of Earnings. See Note 1(o) – “Description of Business and Summary of Significant Accounting Policies – Comprehensive Income.”

b. Interest Rate Risk

The Company has historically used an interest rate swap as part of its interest rate risk management strategy. In July 2003, Jabil entered into an interest rate swap transaction to effectively convert the fixed interest rate of its 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under SFAS 133. The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, the Company paid an interest rate equal to the six-month LIBOR rate, set in arrears, plus a fixed spread of 1.945%. In exchange, Jabil received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Consolidated Balance Sheet at the termination date. In addition, Jabil had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, Jabil made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet will be amortized on a straight-line basis to earnings through interest expense over the remaining term of the debt.

16. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be in the first quarter of the Company’s fiscal year 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which will be the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective at the end of the fiscal year ending after December 15, 2006, which will be the end of the Company’s fiscal year 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires registrants to quantify the impact of correcting all misstatements using both the “rollover” method, which focuses primarily on the impact of a misstatement on the income statement and is the method we currently use, and the “iron curtain” method, which focuses primarily on the effect of correcting the period-end balance sheet. The use of both of these methods is referred to as the “dual approach” and should be combined with the evaluation of qualitative elements surrounding the errors in accordance with SAB No. 99, Materiality. The provisions of SAB 108 are effective for the Company beginning in the first quarter of fiscal year 2007. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be in the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

17. Subsequent Events

a. Completion of Tender Offer to Acquire Taiwan Green Point Enterprises Co., Ltd

The Company entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that the Company made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, the Company acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, the Company paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, the Company acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, the Company acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, the Company paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, the Company entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See “Bridge Credit Agreement” discussion below.

Green Point specializes in the design and production of advanced plastics and metals for the mobile products market. The Company acquired these operations to enhance its position in the mobile products market and to offer end-to-end capability with long-term growth prospects. The acquisition was accounted for under the purchase method of accounting. Financial results of the acquired operations will be included in the Company’s Consolidated Balance Sheet and Consolidated Statement of Earnings beginning in the second quarter of fiscal year 2007. The amount that the preliminary purchase price of $891.0 million exceeds net assets of the acquired operations represents goodwill and other purchased intangible assets. Management is in the process of determining the preliminary purchase price allocation of the opening balance sheet and is therefore unable to provide an estimate of the fair value of goodwill and other purchased intangible assets at this time. A third-party valuation of the acquired operations is in process and is expected to be completed no later than the second quarter of fiscal year 2008.

b. Events of Default

On November 21, 2006, the lenders under the Company’s $500.0 million unsecured revolving credit facility agreed to waive the requirement that the Company deliver to the lenders its quarterly and annual financial statements until February 2, 2007. A second waiver was obtained on January 11, 2007 which further extended the requirement that the Company deliver its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of 5.875% Senior Notes outstanding. A third waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. Approximately $74.0 million in borrowings are outstanding under that credit facility at February 28, 2007.

In addition, the indenture governing the Company’s 5.875% Senior Notes requires delivery of the Company’s quarterly and annual financial statements to the bond trustee within 15 days after the deadline for filing the financial statements with the SEC (as extended by Form 12b-25). As these filing deadlines were not met by the Company for the Form 10-K for the fiscal year ended August 31, 2006 and the Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, the holders of 25% of the outstanding amount of the 5.875% Senior Notes could require the Company to deliver its financial statements within 60 days, and if the Company fails to satisfy such delivery requirement they can declare all related unpaid principal and premium, if any, and accrued interest on the notes then outstanding to be immediately due and payable. As of February 28, 2007, there is approximately $296.7 million of aggregate unpaid principal outstanding on the above mentioned notes. As of April 30, 2007, the holders of the 5.875% Senior Notes have not delivered such a 60-day notice to the Company.

Due to the delay in filing the Company’s Form 10-K for the fiscal year ended August 31, 2006, as well as the delay in filing the Company’s Form 10-Q for the fiscal periods ended November 30, 2006 and February 28, 2007, the Company has obtained all of the necessary covenant waivers for all other material debt instruments that have not been previously discussed above.

c. Listing on The New York Stock Exchange

As a result of the Company not timely filing its fiscal 2006 Form 10-K, the Company received a letter on December 1, 2006 from the New York Stock Exchange (the “NYSE”) notifying the Company that it is subject to the NYSE procedures pursuant to which the NYSE will monitor the Company and the filing status of its 2006 Form 10-K. If the Company has not filed its 2006 Form 10-K within six months of the filing due date (as extended by Form 12b-25), the NYSE will determine whether the Company should be given up to an additional six months to file its 2006 Form 10-K. If the NYSE determines that such an additional time period is not appropriate, suspension and delisting procedures could be commenced. With the filing of the Annual Report on Form 10-K for the fiscal year ended August 31, 2006, the Company is no longer subject to the suspension and delisting procedures discussed above.

d. Bridge Credit Agreement

On December 21, 2006, the Company entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million is designated for use by the Company as a one-time borrowing (which may be taken down in increments) to finance the tender offer for and merger with Green Point to pay related costs and expenses, and the remaining $100.0 million of the Bridge Facility is a revolving facility to be used for general corporate purposes of the Company and its subsidiaries. Interest and fees on Bridge Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in the Bridge Facility. The applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding and depending on when the Company’s Form 10-K for the period ended August 31, 2006, has been filed with the Securities and Exchange Commission. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Based on the Company’s current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, as well as a penalty for the delayed filing of our financial statements, the current rate of interest on a full Eurocurrency rate draw would be the base rate or 1.375% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. The Bridge Facility also requires compliance with certain operating covenants, which limits, among other things, the Company’s incurrence of additional indebtedness. The Company borrowed $850.0 million on January 12, 2007 and $21.0 million on January 17, 2007 against the Bridge Facility.

A waiver was obtained on January 11, 2007 which extended the requirement that the Company deliver its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. Approximately $871.0 million in borrowings are outstanding under that credit facility at February 28, 2007.

e. Asset-Backed Securitization Program

The Company’s asset-backed securitization program was increased up to an amount of $325.0 million of net cash proceeds at any one time as a result of a sixth amendment in October 2006. The sixth amendment also decreased facility fees to 0.15% per annum of 102% of the average purchase limit and decreased program fees to include up to 0.15% of outstanding amounts. As a result of a seventh amendment to the securitization program in February 2007, the program was renewed. See Note 9 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” for further discussion on the securitization program.

On January 11, 2007, the purchasing bank under the Company’s asset-backed securitization program agreed to waive the requirement that the Company deliver to the bank its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the purchasing bank agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: May 15, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	May 15, 2007

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	May 14, 2007

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	May 15, 2007

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	May 15, 2007

By:	/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director	May 15, 2007

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	May 15, 2007

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	May 14, 2007

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	May 14, 2007

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	May 14, 2007

By:	/s/ KATHLEEN A. WALTERS Kathleen A. Walters	Director	May 14, 2007

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period
Allowance for uncollectible accounts receivable:

Fiscal year ended August 31, 2006	$3,967	$3,203	$1,369	$5,801

Fiscal year ended August 31, 2005	$6,147	$(936)	$1,244	$3,967

Fiscal year ended August 31, 2004	$6,299	$1,039	$1,191	$6,147

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions	Balance at end of period
Valuation allowance for deferred taxes:

Fiscal year ended August 31, 2006	$4,575	$41,072	—	$(2,150)	$43,497

Fiscal year ended August 31, 2005	$4,386	$189	—	—	$4,575

Fiscal year ended August 31, 2004	$2,394	—	$1,992	—	$4,386

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description
3.1(4)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(4)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(6)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(10)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(10)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(3)(5)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended.

10.3(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.4(1)(3)	—	Form of Indemnification Agreement between Registrant and its officers and Directors.

10.5(3)(7)	—	Jabil 2002 Employment Stock Purchase Plan

10.6(3)(16)	—	Jabil 2002 Stock Incentive Plan.

10.6.1(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement.

10.6.2(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement.

10.6.3(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate.

10.6.4(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement.

10.6.5(21)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement.

10.6.6(22)	—	Form of Stock Appreciation Right Agreement.

10.7(3)(9)	—	Stock Award Plan.

10.8(3)(11)	—	Employment Contract between the Registrant and European Chief Operating Officer dated December 1, 2002.

10.9(11)	—	364-Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.10(11)	—	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.11(12)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.12(15)	—	Amended and Restated Three-year Loan Agreement dated as of July 14, 2003 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.13(3)(8)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

Exhibit No.		Description
10.14(13)	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks.

10.15(13)	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.16(13)	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

10.17(14)	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

10.18(17)	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.19(18)	—	Five-Year Unsecured Revolving Credit Agreement dated as of May 11, 2005 between Registrant; initial lenders named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

10.20(19)	—	Amendment No. 3 to Receivables Purchase Agreement dated as of May 13, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.21(23)	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.22(21)	—	Amendment No. 5 to Receivables Purchase Agreement dated as of February 21, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.23(21)	—	Amendment No. 1 to Receivables Sale Agreement dated as of February 21, 2006 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.24		Amendment No. 6 to Receivables Purchase Agreement dated as of October 26, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.25		Merger Agreement between Jabil Circuit (Taiwan) Limited and Taiwan Green Point Enterprises Co., Ltd. Dated as of November 22, 2006.

10.26		Bridge Credit Agreement dated as of December 21, 2006 between Registrant; initial lenders named therein; Citicorp North America, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

Exhibit No.		Description
10.27a		Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of November 21, 2006, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.27b		Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of January 11, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.27c		Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of May 2, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.28a		Letter Amendment and Waiver to the Bridge Credit Agreement, dated as of January 11, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.28b		Letter Amendment and Waiver to the Bridge Credit Agreement, dated as of May 2, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.29		Amendment No. 7 to Receivables Purchase Agreement dated as of February 21, 2007 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.30		Waiver and Consent Letter, dated as of May 2, 2007, to (i) the Receivables Purchase Agreement among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer, Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation), the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions; and (ii) the Receivables Sale Agreement among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P., Jabil Global Services, Inc. and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Indicates management compensatory plan, contractor arrangement.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed by the Registrant on July 26, 2006.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(9)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-54946) filed by the Registrant on February 5, 2001.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2002.
(12)	Incorporated by reference to the Registrant’s Form S-8 (File No. 106123) filed by the Registrant on June 13, 2003.
(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2004.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.
(16)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-112264) filed by the Registrant on January 27, 2004.
(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2005.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.