Form 10-Q
period 2006-11-30
JABIL CIRCUIT INC
filed 2007-05-24
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

or

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

(727) 577-9749

(Registrant's telephone number, including area code)

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

As of April 30, 2007, there were 205,997,124 shares of the Registrant's Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Explanatory Note

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, we undertook a review of certain of our historical stock option grants and our recognition of revenue for certain historical transactions. For a further discussion of our review of these items, please see our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Due to the time required to complete these reviews, we were unable to timely file this Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 (in addition to being unable to timely file our Quarterly Report on Form 10-Q for our fiscal quarter ended February 28, 2007 and our Annual Report on Form 10-K for the fiscal year ended August 31, 2006).

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	November 30, 2006	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$651,292	$773,563
Accounts receivable, net of allowance for doubtful accounts of $8,766 at November 30, 2006 and $5,801 at August 31, 2006	1,512,778	1,288,024
Inventories	1,545,689	1,452,737
Prepaid expenses and other current assets	165,739	121,843
Income taxes receivable	19,491	17,507
Deferred income taxes	26,971	25,291

Total current assets	3,921,960	3,678,965

Property, plant and equipment, net of accumulated depreciation of $870,699 at November 30, 2006 and $830,240 at August 31, 2006	1,011,364	985,262
Goodwill	614,094	608,067
Intangible assets, net of accumulated amortization of $70,110 at November 30, 2006 and $77,295 at August 31, 2006	75,129	80,707
Deferred income taxes	51,370	46,356
Other assets	12,166	12,373

Total assets	$5,686,083	$5,411,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$266,475	$63,813
Accounts payable	2,204,687	2,231,864
Accrued expenses	383,216	363,112
Income taxes payable	42,812	40,240
Deferred income taxes	2,796	2,305

Total current liabilities	2,899,986	2,701,334

Notes payable, long-term debt and long-term lease obligations, less current installments	329,040	329,520
Other liabilities	79,259	78,549
Deferred income taxes	10,207	7,846

Total liabilities	3,318,492	3,117,249

Stockholders' equity:
Common stock	211	211
Additional paid-in capital	1,281,556	1,265,382
Retained earnings	1,143,035	1,116,035
Accumulated other comprehensive income	143,040	113,104
Treasury stock (at cost)	(200,251)	(200,251)

Total stockholders' equity	2,367,591	2,294,481

Total liabilities and stockholders’ equity	$5,686,083	$5,411,730

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2006	November 30, 2005
Net revenue	$3,224,003	$2,404,407
Cost of revenue	3,032,018	2,208,585

Gross profit	191,985	195,822
Operating expenses:
Selling, general and administrative	109,756	94,542
Research and development	8,708	6,601
Amortization of intangibles	5,766	5,856
Restructuring and impairment charges	15,037	—

Operating income	52,718	88,823
Other (income) expense	(4,745)	2,034
Interest income	(2,501)	(4,985)
Interest expense	11,507	4,258

Income before income taxes	48,457	87,516
Income tax expense	7,080	10,626

Net income	$41,377	$76,890

Earnings per share:
Basic	$0.20	$0.38

Diluted	$0.20	$0.37

Common shares used in the calculations of earnings per share:
Basic	203,077	204,699

Diluted	206,361	209,861

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2006	November 30, 2005
Net income	$41,377	$76,890

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	29,936	(15,390)

Comprehensive income	$71,313	$61,500

Accumulated foreign currency translation gains were $162.1 million at November 30, 2006 and $132.1 million at August 31, 2006. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2006	November 30, 2005
Cash flows from operating activities:
Net income	$41,377	$76,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,084	48,084
Recognition of deferred grant proceeds	(4)	(300)
Amortization of discount on note receivable	—	(601)
Recognition of stock-based compensation	11,518	17,137
Deferred income taxes	(3,353)	(1,972)
Non-cash restructuring charges	15,037	—
Provision for doubtful accounts	2,991	828
Excess tax benefit of options exercised	(766)	—
Loss (gain) on sale of property	1,143	(586)
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	(200,916)	(140,972)
Inventories	(80,878)	(127,747)
Prepaid expenses and other current assets	(40,509)	(24,008)
Other assets	225	179
Accounts payable and accrued expenses	(51,607)	291,799
Income taxes payable	1,424	4,778

Net cash provided by operating activities	(252,234)	143,509

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(356)	(49)
Acquisition of property, plant and equipment	(71,819)	(66,771)
Proceeds from sale of property and equipment	2,118	1,305

Net cash used in investing activities	(70,057)	(65,515)

Cash flows from financing activities:
Borrowings under debt agreements	834,087	399
Payments toward debt agreements and capital lease obligations	(633,967)	(342)
Dividends paid to stockholders	(14,295)	—
Net proceeds from issuance of common stock under option and employee purchase plans	3,746	11,080
Excess tax benefit of options exercised	766	—

Net cash provided by financing activities	190,337	11,137

Effect of exchange rate changes on cash	9,683	(9,582)

Net increase in cash and cash equivalents	(122,271)	79,549
Cash and cash equivalents at beginning of period	773,563	796,071

Cash and cash equivalents at end of period	$651,292	$875,620

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2006. Operating results for the three-month period ended November 30, 2006 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2007.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	November 30, 2006	August 31, 2006
Raw materials	$1,075,387	$1,011,450

Work in process	271,075	244,180

Finished goods	199,227	197,107

Total inventories	$1,545,689	$1,452,737

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	November 30, 2006	November 30, 2005
Numerator:
Net income	$41,377	$76,890

Denominator:
Weighted-average common shares outstanding – basic	203,077	204,699
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	3,043	5,007
Dilutive unvested common shares associated with restricted stock awards	241	155

Weighted-average common shares – diluted	206,361	209,861

Earnings per share:
Basic	$0.20	$0.38

Diluted	$0.20	$0.37

For the three months ended November 30, 2006 and 2005, options to purchase 675,514 and 892,366 shares of common stock, respectively, were outstanding during the respective periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). In accordance with the contingently issuable shares provision of SFAS 128, 1,690,131 and 710,726 shares of performance-based, unvested common stock awards (“restricted stock”) were not included in the calculation of earnings per share for the three months ended November 30, 2006 and 2005, respectively, because all the necessary conditions for vesting have not been satisfied as of November 30, 2006 and 2005, respectively. In addition, for the three months ended November 30, 2006 and 2005, 5,337,048 and 2,366,214 stock appreciation rights, respectively, were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable, and therefore, their effect would be anti-dilutive.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during the three months ended November 30, 2006. There were no dividends paid to common stockholders during the three months ended November 30, 2005.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2006:	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006

Note 4. Stock-Based Compensation

Effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s ESPP, granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company continues to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Under the provisions of SFAS 123R, the Company recorded $8.2 million and $11.2 million of stock compensation expense in the Condensed Consolidated Statements of Earnings for the three months ended November 30, 2006 and 2005 respectively, net of related tax effects of $3.3 million and $5.9 million, respectively. There were no capitalized stock-based compensation costs at November 30, 2006 or 2005.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At November 30, 2006, $0.7 million related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet and a gain of $0.1 million was recorded in the Condensed Consolidated Statement of Earnings for the three months ended November 30, 2006 resulting from re-measurement of the awards.

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

Cash received from Options exercises under all share-based payment arrangements for the three months ended November 30, 2006 and 2005 was $3.7 million and $11.1 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

As described in Note 6 – “Commitments and Contingencies,” the Company is involved in shareholder derivative actions, a putative shareholder class action and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and has received a subpoena from the U.S. Attorney's office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, a Special Committee of the Company’s Board of Directors has been appointed to review the allegations in such actions. The Company has cooperated and intends to continue to cooperate with the special board committee, the SEC and the U.S. Attorney's office. The Company cannot, however, predict the outcome of those investigations.

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

The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock option and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as discussed in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, a certain number of Options have been identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the related Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement.

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

The following table summarizes Option activity from September 1, 2006 through November 30, 2006:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at September 1, 2006	9,791,070	14,869,773	78,015	$22.76	6.51

Options authorized	—	—
Options expired	16,914	(16,914)		$19.36
Options granted	(2,929,154)	2,929,154		$29.31
Options cancelled	64,188	(64,188)		$28.99
Restricted stock awards (1)	(1,856,690)	—
Options exercised	—	(252,995)		$14.39

Balance at November 30, 2006	5,086,328	17,464,830	$92,658	$23.95	5.24

Exercisable at November 30, 2006		12,038,861	$91,057	$21.44	5.75

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the three months ended November 30, 2006 and 2005 was $13.33 and $16.12, respectively. The total intrinsic value of Options exercised during the three months ended November 30, 2006 and 2005 was $3.4 million and $7.0 million, respectively.

As of November 30, 2006, there was $63.5 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of Options vested during the three months ended November 30, 2006 and 2005 was $2.4 million and $17.3 million, respectively.

The Company changed the valuation model used for estimating the fair value of Options granted in the first quarter of fiscal year 2006, from the Black-Scholes model to the lattice valuation model. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company used historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility used for the lattice model is a constant volatility for all periods within the contractual term of the Option. The constant volatility is an average of implied volatilities from traded options and historical volatility corresponding to the contractual term of the Option. The expected dividend yield of Options granted is derived based on the expected annual dividend yield over the expected life of the option expressed as a percentage of the stock price on the date of grant.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	November 30, 2006 (Lattice)	November 30, 2005 (Lattice)
Expected dividend yield	1.0%	0.0%
Risk-free interest rate	4.75% to 5.14%	3.65 to 4.75%
Weighted-average expected volatility	49.1%	49.2%
Weighted-average expected life	5.5 years	6.0 years

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

In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of November 30, 2006, a total of 1,968,120 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were no stock purchases under the Purchase Plans during the three months ended November 30, 2006 and 2005.

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

c. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock to certain key employees pursuant to the 2002 Stock Incentive Plan. The shares granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

In fiscal years 2006 and 2007 the Company granted certain restricted stock awards that have certain performance conditions that will be measured on August 31, 2008 and August 31, 2009, respectively, which provide a range of vesting possibilities from 0% to 200%. Accordingly, the fair value of the awards is measured on the date of grant and recognized over the requisite service period based on the number of shares that would vest if the Company achieves 100% of the performance goal. If it becomes probable, based on the Company’s performance, that more than 100% of the awarded shares will vest, additional compensation cost will be recognized. Alternatively, if the performance goals are not met, any recognized compensation cost will be reversed.

The following table summarizes restricted stock activity from September 1, 2006 through November 30, 2006:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested balance at September 1, 2006	2,083,752	$29.78
Changes during the period
Shares granted (1)	1,865,610	$29.45
Shares vested	(9,500)	$29.62
Shares forfeited	(8,920)	$30.03

Nonvested balance at November 30, 2006	3,930,942	$29.62

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of November 30, 2006, there was $49.9 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 5. Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) , establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

The Company derives its revenue from providing comprehensive electronics design, production, product management and after-market services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a geographic basis for manufacturing operating segments and on a global basis for the services operating segment. Jabil’s operating segments consist of four segments – Americas, Europe, Asia and Services – to reflect how the Company manages its business. The services operating segment, which includes the Company’s after-market, design and enclosure integration services, does not meet the requirements of a reportable operating segment and is therefore combined with the Company’s other non-segment activities, where applicable, in the disclosures below.

Net revenue for the three manufacturing operating segments is attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across the manufacturing operating segments. Net revenue for the services operating segment are on a global basis. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, stock-based compensation expense, restructuring and impairment charges, other expense, interest income, interest expense or income taxes. Segment income also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30,	November 30,

	2006	2005
Net revenue
Americas	$1,251,834	$876,521
Europe	1,040,171	769,291
Asia	790,878	660,723
Other non-reportable operating segment	141,120	97,872

	$3,224,003	$2,404,407

	2006	2005
Depreciation expense
Americas	$14,918	$15,044
Europe	11,995	12,256
Asia	12,565	9,323
Other non-reportable operating segment	6,840	5,605

	$46,318	$42,228

	2006	2005
Segment income and reconciliation of income before income taxes
Americas	$47,558	$51,729
Europe	51,788	47,539
Asia	57,285	52,782
Other non-reportable operating segment	(13,056)	6,173

Total segment income	143,575	158,223
Reconciling items:
Amortization of intangibles	5,766	5,856
Acquisition-related charges	—	—
Restructuring costs	15,037	—
Other (income) expense	(4,745)	2,034
Net interest (income) expense	9,006	(727)
Other non-allocated charges	70,054	63,544

Income before income taxes	$48,457	$87,516

	2006	2005
Capital expenditures
Americas	$12,896	$18,862
Europe	29,795	12,911
Asia	21,238	24,117
Other	7,890	10,881

	$71,819	$66,771

	November 30, 2006	August 31, 2006
Property, plant and equipment, net
Americas	$288,341	$295,474
Europe	233,707	210,143
Asia	316,416	307,571
Other	172,900	172,074

	$1,011,364	$985,262

	November 30, 2006	August 31, 2006
Total assets
Americas	$1,587,250	$1,544,218
Europe	1,788,712	1,606,528
Asia	1,849,141	1,814,434
Other	460,980	446,550

	$5,686,083	$5,411,730

Total restructuring and impairment costs of $15.0 million were charged against earnings during the three months ended November 30, 2006. Approximately $8.4 million, $3.8 million, $0.2 million and $2.6 million of restructuring and impairment costs were incurred during the three months ended November 30, 2006 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. See Note 7 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal year 2006. There were no restructuring and impairment costs incurred during the three months ended November 30, 2005.

Foreign source revenue represented 80.0% of net revenue for the three months ended November 30, 2006 compared to 83.2% for the three months ended November 30, 2005.

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

The Special Committee of the Board has conducted its investigation and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in the Company’s best interests to pursue the derivative actions. The Special Committee identified certain factors related to the Company’s controls surrounding accounting for option grants that contributed to the accounting errors that led to the restatement. The Company is cooperating fully with the Board’s Special Committee, the SEC and the U.S. Attorney’s office. As mentioned in the Explanatory Note in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, the Company has also provided the SEC with the report of independent counsel to the Audit Committee that has reviewed certain historical recognition of revenue by the Company. The Company cannot predict what effect such reviews may have. See "Risk Factors—We are involved in reviews of our historical stock option grant practices" and "We are involved in a review of our recognition of revenue for certain historical transactions."

The Company is party to certain other lawsuits in the ordinary course of business. Management does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. The balance of the warranty liability and warranty expense was insignificant for all periods presented.

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $15.0 million of restructuring and impairment costs against earnings during the three months ended November 30, 2006, including $7.4 million related to employee severance and benefits costs, $1.8 million related to lease commitments, $5.7 million related to fixed asset impairments and $0.1 million related to other restructuring costs. There were no charges incurred during the three months ended November 30, 2005.

Employee severance and termination benefit costs of $7.4 million recorded in the three months ended November 30, 2006 are related to the elimination of approximately 2,841 additional employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Lease commitment costs of $1.8 million recorded in the three months ended November 30, 2006 primarily relate to future lease payments for a facility that was vacated in Europe. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program in the first quarter of fiscal year 2007 and recorded a fixed asset impairment charge of $5.7 million during the three months ended November 30, 2006.

The tables below set forth the significant components and activity in the restructuring program during the three months ended November 30, 2006 and 2005, including activity by reportable segment (in thousands):

Restructuring Activity – Three Months Ended November 30, 2006

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2006
Employee severance and termination benefits	$66,252	$7,362	$1,775	$(22,853)	$52,536
Lease costs	10,108	1,821	27	(1,257)	10,699
Fixed asset impairment	—	5,739	(5,739)	—	—
Other	749	115	26	(116)	774

Total	$77,109	$15,037	$(3,911)	$(24,226)	$64,009

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2006
Americas	$10,511	$8,448	$(3,976)	$(1,995)	$12,988
Europe	63,733	3,809	116	(20,613)	47,045
Asia	368	184	(31)	(159)	362
Other	2,497	2,596	(20)	(1,459)	3,614

Total	$77,109	$15,037	$(3,911)	$(24,226)	$64,009

Restructuring Activity – Three Months Ended November 30, 2005 (1)
	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2005
Employee severance and termination benefits	$—	$—	$—	$—	$—
Lease costs	4,924	—	—	(1,203)	3,721
Fixed asset impairment	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,924	$—	$—	$(1,203)	$3,721

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at November 30, 2005
Americas	$4,924	$—	$—	$(1,203)	$3,721
Europe	—	—	—	—	—
Asia	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,924	$—	$—	$(1,203)	$3,721

(1)	The activity relates to historical restructuring plans. At August 31, 2006, there was no liability relating to the historical restructuring plans recorded.

At November 30, 2006, liabilities of approximately $46.0 million and $14.0 million related to the 2006 Restructuring Plan are expected to be paid out in fiscal years 2007 and 2008, respectively. The remaining liability of $4.0 million for the charge related to a certain lease commitment is expected to be paid out primarily during fiscal years 2009 through 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $200.0 to $250.0 million in total restructuring and impairment costs, of which a total of $134.0 million has been recognized through November 30, 2006. Additional costs related to the restructuring plan are expected to be incurred over the course of fiscal year 2007. The $200.0 to $250.0 million estimated range includes pre-tax restructuring charges related to employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. See Note 5 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion surrounding significant portions of the deferred tax assets and deferred tax liabilities.

Note 8. Goodwill and Other Intangible Assets

The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with this standard, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2006 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 5 – “Segment Information,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized an impairment of its goodwill.

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from several acquisitions consummated during the second and third quarters of fiscal year 2006, including the Celetronix International, Ltd. (“Celetronix”) acquisition consummated during the third quarter of fiscal year 2006. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at November 30, 2006 and August 31, 2006 (in thousands):

November 30, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$142,295	$(68,999)	$73,296
Intellectual property	2,944	(1,111)	1,833

Total	$145,239	$(70,110)	$75,129

August 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$155,084	$(76,329)	$78,755
Intellectual property	2,918	(966)	1,952

Total	$158,002	$(77,295)	$80,707

The weighted-average amortization period for aggregate intangible assets at November 30, 2006 is 7.1 years, which includes a weighted-average amortization period of 7.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 5.5 years for intellectual property.

Intangible asset amortization for the three months ended November 30, 2006 and 2005 was approximately $5.8 million and $5.9 million, respectively.

The decrease in the gross carrying amount of the Company’s purchased intangible assets at November 30, 2006 was the result of the write-off of certain fully amortized intangible assets, partially off-set by the recording of additional amortized intangible assets related to acquisitions that were consummated within one year of the first fiscal quarter of 2007. The decrease in the accumulated amortization of the Company’s purchased intangible assets at November 30, 2006 was due to the write-off of certain fully amortized intangible assets.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2007 (remaining nine months)	$10,623
2008	11,796
2009	8,099
2010	7,748
2011	7,574
Thereafter	29,289

Total	$75,129

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2006 (in thousands):

Reportable Segment	Balance at August 31, 2006	Acquisitions and purchase accounting adjustments	Foreign currency impact	Balance at November 30, 2006
Americas	$119,850	$(25)	$(245)	$119,580
Europe	189,441	—	5,526	194,967
Asia	273,435	225	253	273,913
Other non-reportable segment	25,341	123	170	25,634

Total	$608,067	$323	$5,704	$614,094

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

During the three months ended February 28, 2006, the Company made several immaterial business acquisitions, which were accounted for under the purchase method of accounting. Total consideration paid for these business acquisitions was approximately $12.2 million. Based on final third-party valuations, which were completed in the first quarter of fiscal year 2007, the combined purchase price of the acquisitions resulted in purchased intangible assets of approximately $2.4 million and goodwill of approximately $1.5 million. The purchased intangible assets (other than goodwill) are being amortized over various periods ranging from three to ten years.

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.2 million, based on foreign currency rates at the date of acquisition. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $1.5 million, goodwill of approximately $0.4 million and purchased in-process research and development of $0.3 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and five years, respectively. The purchased in-process research and development was immediately charged to research and development expense in the Condensed Consolidated Statement of Earnings during the fourth quarter of fiscal year 2006.

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

On March 31, 2006 the Company consummated the acquisition of Celetronix pursuant to the Revised Agreement. The Company acquired the Celetronix operations, excluding the memory business, in an effort to expand its presence in India and enhance customer and industry sector diversification by adding additional competencies in the consumer and peripherals industry sectors. The acquisition was accounted for under the purchase method of accounting. The purchase consideration for the transaction included approximately $157.5 million in cash paid at closing and for professional fees; the $3.8 million purchase option and $23.8 million related to the note receivable owed from Celetronix that was recorded in the Company’s current assets at the acquisition date; approximately $30.2 million outstanding accounts receivable owed from Celetronix to the Company as of the acquisition date; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $29.3 million and goodwill of $209.4 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and ten years, respectively.

Pro forma results of operations have not been presented because the effect of this acquisition was not material on an individual basis or an aggregate basis when combined with the acquisitions consummated in fiscal year 2006 as discussed above.

Note 10. Accounts Receivable Securitization

a. Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The program was increased up to an amount of $325.0 million of net cash proceeds at any one time as a result of a sixth amendment in October 2006. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The securitization agreement, as amended, expires in February 2007 and may be extended on an annual basis.

Based on the Company’s delayed filing of the Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, on January 11, 2007, the purchasing bank under the Company’s asset-backed securitization program agreed to waive the requirement that the Company deliver to the bank its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the purchasing bank agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. See Note 2 – “Stock Option Litigation and Restatements” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion on the delayed filings of the Company’s financial statements.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of average outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

At November 30, 2006, the Company had sold $370.3 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $266.2 million and retained an interest in the receivables of approximately $104.1 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $3.6 million and $2.0 million during the three months ended November 30, 2006 and 2005, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

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

At November 30, 2006, the Company had sold $29.4 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $29.3 million. The resulting loss on the sale of accounts receivable sold under this factoring agreement were insignificant for the three months ended November 30, 2006 and 2005.

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

The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended
	November 30, 2006	November 30, 2005
Service cost	$466	$426
Interest cost	1,513	1,154
Expected long-term return on plan assets	(1,149)	(980)
Net curtailment (gain)/loss	—	—
Recognized actuarial loss	339	134

Net periodic benefit cost	$1,169	$734

For the three months ended November 30, 2006, the Company has made contributions of approximately $1.1 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2007 contributions to approximate $4.0 million to $4.5 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended
	November 30, 2006	November 30, 2005
Service cost	$129	$79
Interest cost	25	20
Expected long-term return on plan assets	—	—
Net curtailment (gain)/loss	—	—
Recognized actuarial (gain)/loss	1	(1)

Net periodic benefit cost	$155	$98

Note 12. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 is designed to reduce the disparity in accounting treatment for uncertain tax positions resulting from diverse interpretations of SFAS 109 among companies. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be in the first quarter of the Company’s fiscal year 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. SFAS 158 is effective at the end of the fiscal year ending after December 15, 2006, which will be the end of the Company’s fiscal year 2007. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be in the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

Note 13. Events of Default and Subsequent Events

a. Completion of Tender Offer to Acquire Taiwan Green Point Enterprises Co., Ltd.

On November 22, 2006, the Company entered into a merger agreement with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger will primarily be achieved through a tender offer that the Company made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, the Company acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, the Company paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares.

Green Point specializes in the design and production of advanced plastics and metals for the mobile products market. The Company acquired these operations to enhance its position in the mobile products market and to offer end-to-end capability with long-term growth prospects. The acquisition was accounted for under the purchase method of accounting. Financial results of the acquired operations will be included in the Company’s Consolidated Balance Sheet and Consolidated Statement of Earnings beginning in the second quarter of fiscal year 2007. The Company recorded a minority interest related to the remaining 2.4% of Green Point shares outstanding and held by third-party shareholders at February 28, 2007. The amount by which the preliminary purchase price of $870.7 million exceeds the net assets of the acquired operations represents goodwill and other purchased intangible assets. Based upon a preliminary estimate prepared by management, the Company recorded purchased intangible assets of $180.7 million and goodwill of $406.1 million, based on exchange rates at the date of acquisition. The purchased intangible assets are being amortized over a period of 10 years. A third-party valuation of the acquired operations is in process and is expected to be completed no later than the second quarter of fiscal year 2008. The purchase consideration is subject to change for additional consideration to acquire the remaining 2.4% of Green Point shares outstanding on the legal merger effective date and final purchase accounting adjustments.

Subsequent to the completion of the tender offer and prior to the completion of the acquisition, the Company acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, the Company acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, the Company paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point.

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

c. Bridge Credit Agreement

On December 21, 2006, the Company entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million is designated for use by the Company as a one-time borrowing (which may be taken down in increments) to finance the tender offer for and merger with Green Point to pay related costs and expenses, and the remaining $100.0 million of the Bridge Facility is a revolving facility to be used for general corporate purposes of the Company and its subsidiaries. Interest and fees on Bridge Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in the Bridge Facility. The applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding and depending on when the Company’s Form 10-K for the period ended August 31, 2006, has been filed with the Securities and Exchange Commission. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Based on the Company’s current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the current rate of interest on a full Eurocurrency rate draw would be the base rate or 0.875% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. The Bridge Facility also requires compliance with certain operating covenants, which limits, among other things, the Company’s incurrence of additional indebtedness. The Company borrowed $850.0 million on January 12, 2007 and $21.0 million on January 17, 2007 against the Bridge Facility.

A waiver was obtained on January 11, 2007 which extended the requirement that the Company deliver its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. At February 28, 2007, $871.0 million in borrowings are outstanding under the unsecured bridge credit facility.

d. Asset-Backed Securitization Program

As a result of a seventh amendment in February 2007, the Company’s asset-backed securitization program was extended to February 2008. See Note 10 – “Accounts Receivable Securitization” for further discussion on the securitization program.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the three months ended November 30, 2006, our largest customers currently include Cisco Systems, Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, NEC Corporation, Nokia Corporation, Royal Philips Electronics, Tellabs, Inc., and Valeo S.A.

We offer our customers electronics design, production, product management and after-market solutions that are responsive to their manufacturing needs. Our business units are capable of providing our customers with varying combinations of the following services:

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

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 13 – “Events of Default and Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.

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

Summary of Results

Net revenue for the first quarter of fiscal year 2007 increased approximately 34.1% to $3.2 billion compared to $2.4 billion for the same period of fiscal year 2006. Our sales levels during the first quarter of fiscal year 2007 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourced model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). Based on the analysis completed to date, we currently expect to recognize approximately $200.0 to $250.0 million in restructuring and impairment charges as a result of the approved restructuring plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized $81.9 million of these costs in the fourth quarter of fiscal year 2006 and $15.0 million in the first quarter of fiscal year 2007 and currently expect to recognize the remaining portion over the course of fiscal years 2007 and 2008. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program and the restructuring and impairment costs recognized in the fourth quarter of fiscal year 2006 and the first quarter of fiscal year 2007, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30, 2006	November 30, 2005
Net revenue	$3,224,003	$2,404,407
Gross profit	$191,985	$195,822
Operating income	$52,718	$88,823
Net income	$41,377	$76,890
Earnings per share – basic	$0.20	$0.38
Earnings per share – diluted	$0.20	$0.37
Cash dividend per share – declared	$0.07	$—

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	November 30, 2006	August 31, 2006	May 31, 2006	February 28, 2006
Sales cycle	23 days	14 days	19 days	19 days
Inventory turns	8 turns	8 turns	8 turns	9 turns
Days in accounts receivable	42 days	39 days	40 days	42 days
Days in inventory	46 days	47 days	46 days	42 days
Days in accounts payable	65 days	72 days	67 days	65 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2006, days in accounts receivable increased three days to 42 days, from the prior sequential quarter, as a result of timing of sales and cash collection efforts during the quarter and related seasonality factors. Days in inventory decreased one day to 46 days, while inventory turns remained consistent at eight turns during the three months ended November 30, 2006 from the prior sequential quarter. The decrease in days in inventory was primarily a result of increased sales during the quarter and related seasonality factors. During the three months ended November 30, 2006, days in accounts payable decreased seven days to 65 days, from the prior sequential quarter, as a result of timing of purchases during the quarter.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1—“Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

Long-Lived Assets

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our current restructuring program, refer to Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7—“Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 5 – “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2006	November 30, 2005
Net revenue	100.0%	100.0%
Cost of revenue	94.0%	91.9%

Gross profit	6.0%	8.1%
Operating expenses:
Selling, general and administrative	3.4%	3.9%
Research and development	0.3%	0.3%
Amortization of intangibles	0.2%	0.2%
Restructuring and impairment charges	0.5%	0.0%

Operating income	1.6%	3.7%
Other (income) expense	(0.1)%	0.1%
Interest income	(0.1)%	(0.2)%
Interest expense	0.4%	0.2%

Income before income taxes	1.4%	3.6%

Income tax expense	0.1%	0.4%

Net income	1.3%	3.2%

Net Revenue. Our net revenue for the three months ended November 30, 2006 increased 34.1% to $3.2 billion, from $2.4 billion for the three months ended November 30, 2005. The increase for the three months ended November 30, 2006 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 93% increase in the sale of networking products; a 50% increase in the sale of computing and storage products; a 47% increase in the sale of other products; a 38% increase in the sale of peripheral products; a 31% increase in the sale of instrumentation and medical products; and a 26% increase in the sale of consumer products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors. These increases were partially offset by a 23% decrease in the sale of telecommunications products and a 3% decrease in the sale of automotive products.

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

	Three months ended
	November 30, 2006	November 30, 2005
Automotive	4%	6%
Computing and Storage	11%	10%
Consumer	36%	38%
Instrumentation and Medical	15%	16%
Networking	18%	12%
Peripherals	6%	7%
Telecommunications	5%	7%
Other	5%	4%

Total	100%	100%

Foreign source revenue represented 80.0% of net revenue for the three months ended November 30, 2006. This is compared to 83.2% of net revenue for the three months ended November 30, 2005, respectively. We currently expect our foreign source revenue to remain consistent with current levels.

Gross Profit. Gross profit decreased to 6.0% of net revenue for the three months ended November 30, 2006, from 8.1% of net revenue for the three months ended November 30, 2005. The percentage decrease for the three months ended November 30, 2006 versus the same period of fiscal year 2005 was primarily due to the following: cost overruns due to technical delays and production ramp issues with a new product in the consumer segment; a higher portion of materials-based revenue driven in part by growth in the consumer sector and in part due to a permanent shift in our manufacturing model for our largest networking customer; and continued losses in our electromechanical tooling operation and certain underperforming sites in the Americas and Europe.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2006 increased to $109.8 million (3.4% of net revenue) compared to $94.5 million (3.9% of net revenue) for the three months ended November 30, 2005. The absolute dollar increase for the three months ended November 30, 2006 was primarily due to increased costs primarily in Eastern Europe and Asia to support our operational growth and expansion within those areas; the acquisition of Celetronix in March 2006; and legal and accounting expenses incurred during the quarter related to the independent stock option review that was performed. These increases were partially offset by a reduction in our stock-based compensation expense. The decrease in stock-based compensation expense was primarily due to us meeting specific performance goals, which accelerated the vesting of 600,000 stock options in the three months ended November 30, 2006 that would have otherwise vested through fiscal year 2010.

Research and Development. Research and development expenses for the three months ended November 30, 2006 increased to $8.7 million (0.3% of net revenue) from $6.6 million (0.3% of net revenue) for the three months ended November 30, 2005, respectively. The absolute dollar increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process, as well as the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $5.8 million of amortization of intangible assets for the three months ended November 30, 2006 as compared to $5.9 million for the three months ended November 30, 2005. The decrease is attributed to several acquisition-related contractual agreements that were fully amortized prior to the three months ended November 30, 2006, partially off-set by the recording of additional amortized intangible assets related to acquisitions that were consummated within one year of the first quarter of fiscal year 2007. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. During the fourth quarter of fiscal year 2006, we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). In conjunction with the 2006 Restructuring Plan, we charged an additional $15.0 million of restructuring and impairment costs against earnings during the three months ended November 30, 2006, including $7.4 million related to employee severance and benefits costs, $1.8 million related to lease commitments, $5.7 million related to fixed asset impairments and $0.1 million related to other restructuring costs. There were no restructuring and impairment charges incurred during the three months ended November 30, 2005.

The restructuring and impairment charges incurred through November 30, 2006 related to the 2006 Restructuring Plan of $96.9 million include cash costs totaling $87.7 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006 and $24.2 million was paid in the first quarter of fiscal year 2007. The cash costs consist of employee severance and benefits costs of approximately $74.8 million, costs related to lease commitments of approximately $12.0 million and other restructuring costs of $0.9 million. Non-cash costs of approximately $9.2 million primarily represent fixed asset impairment charges related to our restructuring activities. At November 30, 2006, liabilities of approximately $46.0 million and $14.0 million related to these restructurings activities are expected to be paid out in fiscal years 2007 and 2008, respectively. The remaining liability of $4.0 million related to a certain lease commitment is expected to be paid out primarily during fiscal years 2009 through 2011.

As a result of the restructuring activities completed through November 30, 2006 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $105.4 million that would otherwise have been incurred if the restructuring activities had not been completed related to the 2006 Restructuring Plan. The avoided costs consist of a reduction in employee related expenses of approximately $96.6 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $2.9 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.9 million. The majority of these annual cost savings will be reflected in cost of revenue, with a small portion being reflected in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs to be incurred by those lower cost plants that will need to increase employee headcount in order to meet the requirements of the inherited production. After considering these cost savings offsets, we currently expect to realize net annual cost savings in the range of approximately $10.0 million to $20.0 million beginning in fiscal year 2008. For further discussion of the current restructuring program, see “Overview – Summary of Results” above, and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Other (Income) Expense. We recorded other income of $4.7 million for the three months ended November 30, 2006 as compared to other expense of $2.0 million for the three months ended November 30, 2005. Other income for the three months ended November 30, 2006 was comprised of $8.3 million of other income related to proceeds received in the first quarter of fiscal year 2007 in connection with facility closure costs, off-set by a $3.6 million other expense that we recognized on the sale of accounts receivable under our securitization program. Other expense for the three months ended November 30, 2005 was comprised entirely of expense on the sale of accounts receivable under the securitization program. The $1.6 million increase in expense associated with the securitization program for the three months ended November 30, 2006 as compared to November 30, 2005, was primarily due to an increase in the amount of receivables sold under the program during the three months ended November 30, 2006. In October 2006, an amendment to the securitization program increased net cash proceeds from $250.0 million to $325.0 million. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $2.5 million for the three months ended November 30, 2006 from $5.0 million for the three months ended November 30, 2005. The decrease was primarily due to lower income generated on decreased levels of operating cash, cash deposits and cash equivalents during the three months ended November 30, 2006.

Interest Expense. Interest expense increased to $11.5 million for the three months ended November 30, 2006 from $4.3 million for the three months ended November 30, 2005. The increase was primarily a result of increased borrowings under our revolving credit facility during the three months ended November 30, 2006 to fund our seasonal working capital requirements.

Income Taxes. Income tax expense reflects an effective tax rate of 14.6% for the three months ended November 30, 2006 as compared to an effective rate of 12.1% for the three months ended November 30, 2005. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

Acquisitions and Expansion

We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors – We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

We have substantially completed construction and commenced operations in our new manufacturing facilities in Ranjangaon, India and Wuxi, China, and we will continue to invest in these facilities as production ramps into fiscal year 2007. We recently began construction of a new facility in Uzhgorod, Ukraine and currently expect to commence operations in this facility in the third quarter of fiscal year 2007. We also began construction on a new manufacturing facility in Chennai, India during the first quarter of fiscal year 2007. We expect to begin construction on an expansion to our existing manufacturing facility in Kwidzyn, Poland.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 13 – “Events of Default and Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Dividends

The following table sets forth certain information relating to our cash dividends paid to common stockholders during fiscal year 2007.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year
2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,675	May 15, 2007	June 1, 2007

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At November 30, 2006, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three months ended
	November 30, 2006	November 30, 2005
Net cash (used in) provided by operating activities	$(252,234)	$143,509
Net cash used in investing activities	(70,057)	(65,515)
Net cash provided by financing activities	190,337	11,137
Effect of exchange rate changes on cash	9,683	(9,582)

Net increase (decrease) in cash and cash equivalents	$(122,271)	$79,549

We used $252.2 million of cash in operating activities for the three months ended November 30, 2006. This consisted primarily of $200.9 million of an increase in accounts receivable, $80.9 million of an increase in inventories, $51.6 million of a decrease in accounts payable and accrued expenses and $40.5 million of an increase in prepaid expenses and other current assets, offset by $41.4 million of net income, $52.1 million of non-cash depreciation and amortization expense, $15.0 million of non-cash restructuring charges and $11.5 million of non-cash stock-based compensation expense. The increase in accounts receivable was due primarily to the increased revenue base, partially off-set by the sale of an incremental $22.0 million of receivables under our securitization program. Inventory levels increased during the three months ended November 30, 2006 primarily due to incremental inventory associated with our partnering with an existing customer in a new lean manufacturing process and the prepositioning of inventory in anticipation of forecasted second fiscal quarter demand. The decrease in accounts payable and accrued expenses was due primarily to the timing of purchases in the first quarter of fiscal year 2007.

Net cash used in investing activities for the three months ended November 30, 2006 was $70.1 million. This consisted primarily of our capital expenditures of $71.8 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and $0.4 million for additional cash payments related to business acquisitions that have been consummated within 12 months, which primarily relate to the acquisition of Celetronix. These expenditures were offset by $2.1 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for the three months ended November 30, 2006 was $190.3 million. This resulted from approximately $834.1 million of proceeds from borrowings under debt agreements, which primarily included $798.0 million of borrowings under our unsecured revolving credit facility and $29.1 million of borrowings under our short-term Indian working capital facility, and $3.7 million of net proceeds received upon the issuance of common stock under option plans and employee stock purchase plans. This was offset by approximately $634.0 million of payments toward debt agreements during the three months ended November 30, 2006, which primarily included $578.0 million toward repayment of borrowings under our unsecured revolving credit facility and $44.0 million toward repayment of borrowings under our short-term Indian working capital facility, and $14.3 million of dividends paid to stockholders.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at November 30, 2006. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we became current on these filings, Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to issue shares under our shelf registration until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we become current on those filings.

During the third quarter of fiscal year 2005, we replaced our then existing credit facility and established a five-year, $500.0 million unsecured revolving credit facility with a syndicate of banks (the “Unsecured Revolver”). The Unsecured Revolver, which expires on May 11, 2010, may be increased to a maximum of $750.0 million at the request of the Company if approved by the lenders. Such requests must be for an increase of at least $50.0 million or an integral multiple thereof, and may only be made once per calendar year. Interest and fees on Unsecured Revolver advances are based on the Company’s senior unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at either the base rate or a rate equal to 0.50% to 0.95% above the Eurocurrency rate, where the base rate, available for U.S. dollar advances only, represents the greater of the agent’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Unsecured Revolver. Fees include a facility fee based on the total commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the interest rate and the letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total commitments of the lenders. Based on the Company's current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest plus the applicable facility and utilization fee on a full Eurocurrency rate draw would be 1.25% above the Eurocurrency rate as defined above.

Among other things, the Unsecured Revolver contains financial covenants establishing a debt to EBITDA ratio and interest coverage ratio; and contains operating covenants, which limit, among other things, our incurrence of indebtedness at the subsidiary level, and the incurrence of liens at all levels. The various covenants, limitations and events of default included in the Unsecured Revolver are currently customary for similar facilities for similarly rated borrowers. As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, on November 21, 2006, the lenders under our Unsecured Revolver agreed to waive the requirement that we deliver to the lenders our quarterly and annual financial statements until February 2, 2007. A second waiver was obtained on January 11, 2007 which further extended the requirement that we deliver our quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of 5.875% Senior Notes outstanding. A third waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that we deliver to the bank our annual financial statements until the earlier of July 2, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that we deliver to the bank our quarterly financial statements until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively.

On various dates during the first quarter of fiscal year 2007, we had multiple borrowings which totaled $798.0 million on the Unsecured Revolver to fund working capital needs. We repaid $578.0 million of these borrowings during the same three month period. At November 30, 2006, borrowings of $220.0 million remained outstanding under this facility. The balance outstanding during the quarter never exceeded the $500 million limit.

During the second quarter of fiscal year 2006, we renewed our existing 0.6 billion Japanese yen (approximately $5.2 million based on currency exchange rates at November 30, 2006) credit facility for a Japanese subsidiary with a Japanese bank. Under the terms of the renewed facility, we paid interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. At November 30, 2006, there were no borrowings outstanding under the existing facility. The renewed credit facility expired on December 2, 2006.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The program was increased up to an amount of $325.0 million of net cash proceeds at any one time as a result of a sixth amendment in October 2006. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, on January 11, 2007, the purchasing bank under the Company’s asset-backed securitization program agreed to waive the requirement that the Company deliver to the bank its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, a second waiver was obtained on May 2, 2007 in which the purchasing bank agreed (i) to waive the requirement that we deliver to the bank our annual financial statements until the earlier of July 2, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that we deliver to the bank our quarterly financial statements until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding.

As a result of a seventh amendment to the securitization program in February 2007, the program was renewed until February 2008. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of average outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of November 30, 2006, we had sold $370.3 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $266.2 million and retained an interest in the receivables of approximately $104.1 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $3.6 million during the three months ended November 30, 2006 and approximately $2.0 million during the three months ended November 30, 2005 which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in March 2007 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At November 30, 2006, we have sold $29.4 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $29.3 million. The accounts receivable sold under this factoring agreement and the resulting loss on the sale were insignificant for the three months ended November 30, 2006 and 2005.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.9 million based on currency exchange rates at November 30, 2006.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At November 30, 2006, borrowings of 20.0 million Euros (approximately $26.4 million based on currency exchange rates at November 30, 2006) were outstanding under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At November 30, 2006, borrowings of 485.0 million Indian rupees (approximately $10.8 million based on currency exchange rates at November 30, 2006) were outstanding under this facility and incurring interest at a average rate of 8.9%.

During the third quarter of fiscal year 2006, we assumed a short-term Chinese yuan renmimbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. On November 9, 2006, the pre-existing agreement expired and the Company repaid the 15.0 million Chinese yuan renmimbi outstanding on that date. Also on November 9, 2006, the Company negotiated a new loan agreement with a maximum borrowing limit of 20.0 million Chinese yuan renmimbi and immediately borrowed 15.0 million Chinese yuan renmimbi on that date. Under the terms of the agreement, borrowings are due and payable six months after the draw-down date. At November 30, 2006, borrowings of 15.0 million Chinese yuan renmimbi (approximately $1.9 million based on currency exchange rates at November 30, 2006) were outstanding under this facility and incurring interest at a fixed rate of 5.6%.

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $122.9 thousand based on currency exchange rates at November 30, 2006). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At November 30, 2006, the balance of the financing obligation is approximately 2.7 million pounds sterling (approximately $5.3 million based on currency exchange rates at November 30, 2006).

During the fourth quarter of fiscal year 2006, we entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. During the first quarter of fiscal year 2007, the working capital facility was increased to $60.0 million. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At November 30, 2006, borrowings of $25.5 million were outstanding under this facility.

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006, as well as the delay in filing our Form 10-Q for the fiscal periods ended November 30, 2006 and February 28, 2007, we have obtained all of the necessary covenant waivers for all other material debt instruments that have not been previously discussed above for our outstanding debt instruments. See Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and Note 13 – “Events of Default and Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.

During the second quarter of fiscal year 2007, we entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million is designated for use as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Taiwan Green Point Enterprises Co., Ltd., which is further discussed below, along with any related costs and expenses, and the remaining $100.0 million of the Bridge Facility is a revolving facility to be used for general corporate purposes. See Note 13 – “Events of Default and Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion on the Bridge Facility. In addition, see “Risk Factors – We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.”

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $250.0 million, principally for machinery and equipment across all segments, and expansion in Eastern Europe and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the payment of approximately $46.0 million for current restructuring activities, and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. As discussed above, to fund the acquisition, we entered into a $1.0 billion Bridge Facility on December 21, 2006. See Note 13 – “Events of Default and Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion.

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of November 30, 2006 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and long-term lease obligations	$595,515	$266,475	$19,862	$309,178	$—
Future interest on notes payable and long-term debt	69,949	19,799	38,521	11,629	—
Operating lease obligations	179,904	49,975	68,004	35,457	26,468
Estimated future benefit plan payments	58,670	4,351	10,357	11,274	32,688

Total contractual cash obligations	$904,038	$340,600	$136,744	$367,538	$59,156

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The aggregate notional amount of outstanding contracts at November 30, 2006 was $711.1 million. The fair value of these contracts amounted to a $5.1 million asset recorded in prepaid and other current assets and an $11.8 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at November 30, 2006. The forward contracts will settle in British pounds, Chinese Yuan renminbi, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Singapore dollars, and U.S. dollars.

We entered into several individual Taiwanese dollar foreign currency swap arrangements in connection with our tender offer for Taiwan Green Point Enterprises Co., Ltd. (“Green Point”). These New Taiwan dollar foreign currency swap arrangements had a notional value of 18.4 billion New Taiwan dollars as of March 31, 2007 (approximately $557.7 million based on currency exchange rates at March 31, 2007) and the related non-deliverable forward contracts had a notional value of 10.0 billion New Taiwan dollars as of March 31, 2007 (approximately $302.5 million based on currency exchange rates at March 31, 2007). See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for further discussion on the Green Point acquisition.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2006, we had no outstanding investments.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver and our short-term Indian working capital facility. There was $220.0 million outstanding under our Unsecured Revolver and $25.5 million outstanding on our short-term Indian working capital facility at November 30, 2006.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of 20.0 million Euro (approximately $26.4 million based on currency exchange rates at November 30, 2006) outstanding under this loan agreement at November 30, 2006.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2006. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

For our fiscal quarter ended November 30, 2006, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended November 30, 2006, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions as set forth above, notwithstanding those improvements and modifications.

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

On March 31, 2006, we acquired Celetronix. As permitted by Securities and Exchange Commission guidance, the scope of our evaluation of our internal control over financial reporting as of November 30, 2006 did not include the internal control over financial reporting of the acquired operations of Celetronix. Celetronix is included in our condensed consolidated financial statements from the date of acquisition, representing $350.5 million of total assets at November 30, 2006 and $56.9 million of net revenue for the three months ended November 30, 2006. As part of our integration of Celetronix, we continue to evaluate Celetronix’s internal controls over financial reporting and address controls that we note need improvement. From the acquisition date to November 30, 2006, the processes and systems of Celetronix’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

As more fully to described in Part I, Item 3, "Legal Proceedings," of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, we are involved in certain ongoing litigation matters, an SEC inquiry and have received a subpoena from a U.S. attorney's office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices and provided the results of those reviews to the SEC. For further discussion, please see Part I, Item 3, "Legal Proceedings," of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

Item 1A.	RISK FACTORS

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

We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or after-market services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and after-market services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and after-market services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business – Customers and Marketing” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, we are involved in shareholder derivative actions, a putative shareholder class action and a Securities and Exchange Commission (the “SEC”) Informal Inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, an independent Special Committee of our Board of Directors (the “Special Committee”) was appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the Special Committee, the SEC and the U.S Attorney’s office. The Special Committee has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement. The investigations of the SEC and the U.S.

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

On May 3, 2006, the Board of Directors established the Special Committee, to conduct a review of our historical stock option granting practices during fiscal years 1996 through 2006. As described in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as a result of that review and management’s undertaking of a separate review of our historical stock option grant practices, we have identified a number of occasions in which stock option awards that were granted to officers, employees and a non-employee consultant director were not properly accounted for. To correct these accounting errors, we have restated prior year and prior quarter Consolidated Financial Statements and disclosures in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The review of our historical stock option granting practices and the resulting restatements, have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part II, Item 1 of this Form 10-Q – “Legal Proceedings,” we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation, the SEC Inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we have reached. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As described in the Explanatory Note immediately preceding Part I in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, our Audit Committee of our Board of Directors, assisted by independent legal counsel, reviewed certain historical transactions, and concluded that, while the impact was not material, accounting errors occurred in connection with recognizing certain income and expenses such that our consolidated earnings for fiscal year 2001 were lower by an immaterial amount than what was previously reported and our consolidated earnings for fiscal year 2002 included in the five year table in Item 6 – “Selected Financial Data” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 has been revised upward by a similar amount. The Audit Committee’s and legal counsel’s findings were presented to the SEC. We intend to continue to cooperate fully with the SEC’s review of these matters. However, we cannot predict the extent or the outcome of such review. In addition, future litigation and regulatory investigation or action may arise in connection with these revenue recognition issues.

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. See “Business – Competition” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

We derived 80.0% of net revenue from international operations for the three months ended November 30, 2006 compared to 83.2% for the three months ended November 30, 2005. We currently expect our revenue from international operations to increase as a percentage of net revenue due to expansion in China, Eastern Europe, India and Taiwan. We currently operate outside the United States in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Caserta and Bergamo, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu and Taichung, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

During the first quarter of fiscal year 2007, we recorded restructuring and impairment charges of $15.0 million. We expect additional costs related to the restructuring plan to be incurred over the course of fiscal year 2007 and 2008. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

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

At November 30, 2006, our executive officers, directors and certain of their family members collectively beneficially owned 13.6% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.9%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

Our credit is rated by credit rating agencies. As of November 13, 2006, our 5.875% Senior Notes were rated BBB- by Fitch Ratings (“Fitch”), Baa3 by Moody’s Investor Service (“Moody’s”), and BBB- by Standard and Poor’s Rating Service (“S&P”), which are all considered “investment grade” debt. In response to our earnings release for our third quarter of fiscal year 2006, Moody’s revised its outlook to negative. Subsequently, in response to our announcement of the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) tender offer and the announcement that we were restating prior fiscal periods to reflect additional stock-based compensation expense, S&P and Fitch each revised their respective outlooks to negative and Moody’s placed our ratings on review for possible downgrade. Further, on February 27, 2007, Moody’s downgraded our 5.875% Senior Notes to a rating of Ba2 and our corporate family rating to a Ba1 due to the related implications of the delayed filing of our Annual Report on Form 10-K, the stock-based compensation investigation being performed by the Special Committee, increased levels of projected cash needs and the risks associated with the Green Point acquisition, as well as increased levels of debt. See Note 2 – “Stock Option Litigation and Restatements” and Note 17 – “Subsequent Events” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion on these events. Although the 5.875% Senior Notes continue to be considered “investment grade” debt by S&P and Fitch, the 5.875% Senior Notes are no longer considered “investment grade” debt by Moody’s. The downgrade by Moody’s has increased our cost of capital for borrowings under our revolving credit facilities. Additionally, a further downgrade of our credit rating by two or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.

For more than five years, we have financed our operations, capital expenditures and acquisitions with cash flow from operations and indebtedness. As of April 30, 2007, our long-term debt obligations consisted of $871.0 million outstanding under our Bridge Facility, $372.0 million outstanding under our Unsecured Revolver, $300.0 million outstanding under our 5.875% Senior Notes and approximately $179.0 outstanding under various bank loans to certain of our foreign subsidiaries. We are currently actively seeking a refinancing of our Bridge Facility. We also have a temporary waiver under our Bridge Facility and Unsecured Revolver of our obligation to file our Quarterly Reports on Form 10-Q with the SEC until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. We have also obtained amendments to our Bridge Facility and Unsecured Revolver that allow us to increase the level of our indebtedness to EBITDA ratio, through May 31, 2007, to allow for a greater level of debt to be outstanding during the specified periods. We currently anticipate that in order to pay the principal of our Bridge Facility by the maturity date on December 20, 2007, we will have to refinance at least some of our indebtedness and possibly issue additional equity securities. There can be no assurance that we will be able to refinance our indebtedness on attractive terms and conditions, or that we will be able to obtain additional debt financing to repay the entire amount of indebtedness that may become due. If we are unable to refinance indebtedness that is due by incurring other debt, we may be required to issue additional equity securities assets. If we are required to sell equity securities, investors who hold our Common Stock may have their holdings diluted. There can be no assurance as to the terms and prices at which we will be able to sell additional equity securities or that we will be able to sell additional equity securities at all.

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

We currently have the ability to borrow up to $500.0 million under our Unsecured Revolver. In addition, we negotiated a $1.0 billion unsecured bridge credit agreement (the “Bridge Facility”) with a syndicate of banks on December 21, 2006. See Note 13 – “Events of Default and Subsequent Events” to the Condensed Consolidated Financial Statements for further discussion of the Bridge Facility. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the Securities and Exchange Commission and the New York Stock Exchange promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue for the foreseeable future. These developments have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have faced accepting reduced coverage or incurring substantially higher costs to obtain coverage. All of these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

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

Jabil Circuit, Inc.
Registrant

Date: May 23, 2007	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President/CEO

Date: May 23, 2007	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.