Form 10-Q
period 2007-02-28
JABIL CIRCUIT INC
filed 2007-05-24
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

or

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

As of April 30, 2007 there were 205,997,124 shares of the Registrant's Common Stock outstanding.

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

Due to the time required to complete these reviews, we were unable to timely file this Quarterly Report on Form 10-Q for our fiscal quarter ended February 28, 2007 (in addition to being unable to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2006 and our Annual Report on Form 10-K for the fiscal year ended August 31, 2006).

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	February 28, 2007	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$554,687	$773,563
Accounts receivable, net of allowance for doubtful accounts of $8,169 at February 28, 2007 and $5,801 at August 31, 2006	1,341,052	1,288,024
Inventories	1,532,728	1,452,737
Prepaid expenses and other current assets	210,303	121,843
Income taxes receivable	18,893	17,507
Deferred income taxes	23,753	25,291

Total current assets	3,681,416	3,678,965

Property, plant and equipment, net of accumulated depreciation of $875,597 at February 28, 2007 and $830,240 at August 31, 2006	1,231,544	985,262
Goodwill	1,015,588	608,067
Intangible assets, net of accumulated amortization of $76,200 at February 28, 2007 and $77,295 at August 31, 2006	247,777	80,707
Deferred income taxes	60,092	46,356
Other assets	16,113	12,373

Total assets	$6,252,530	$5,411,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$1,006,773	$63,813
Accounts payable	1,910,048	2,231,864
Accrued expenses	388,469	363,112
Income taxes payable	54,729	40,240
Deferred income tax	2,472	2,305

Total current liabilities	3,362,491	2,701,334

Notes payable, long-term debt and long-term lease obligations, less current installments	400,992	329,520
Other liabilities	76,677	78,549
Deferred income taxes	12,927	7,846

Total liabilities	3,853,087	3,117,249

Minority interest	15,472	—

Stockholders' equity:
Common stock	212	211
Additional paid-in capital	1,302,182	1,265,382
Retained earnings	1,142,521	1,116,035
Unearned compensation	—	—
Accumulated other comprehensive income	139,307	113,104
Treasury stock (at cost)	(200,251)	(200,251)

Total stockholders' equity	2,383,971	2,294,481

Total liabilities, minority interest and stockholders’ equity	$6,252,530	$5,411,730

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net revenue	$2,934,862	$2,314,962	$6,158,865	$4,719,369
Cost of revenue	2,763,352	2,130,314	5,795,370	4,338,899

Gross profit	171,510	184,648	363,495	380,470
Operating expenses:
Selling, general and administrative	119,975	87,063	229,731	181,605
Research and development	7,766	8,577	16,474	15,178
Amortization of intangibles	6,092	5,662	11,858	11,518
Restructuring and impairment charges	997	—	16,034	—

Operating income	36,680	83,346	89,398	172,169
Other expense (income)	4,049	2,860	(696)	4,894
Interest income	(3,769)	(5,643)	(6,270)	(10,628)
Interest expense	21,072	5,279	32,579	9,537

Income before income taxes and minority interest	15,328	80,850	63,785	168,366
Income tax expense	1,529	11,829	8,609	22,455
Minority interest, net of tax	(101)	—	(101)	—

Net income	$13,900	$69,021	$55,277	$145,911

Earnings per share:
Basic	$0.07	$0.33	$0.27	$0.71

Diluted	$0.07	$0.32	$0.27	$0.69

Common shares used in the calculations of earnings per share:
Basic	203,377	207,622	203,227	206,152

Diluted	205,925	214,158	206,133	212,387

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net income	$13,900	$69,021	$55,277	$145,911

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(3,733)	18,351	26,203	2,961

Comprehensive income	$10,167	$87,372	$81,480	$148,872

Accumulated foreign currency translation gains were $158.3 million at February 28, 2007 and $132.1 million at August 31, 2006. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2007	February 28, 2006
Cash flows from operating activities:
Net income	$55,277	$145,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,977	97,263
Recognition of deferred grant proceeds	(7)	(501)
Amortization of discount on note receivable	—	(1,202)
Minority interest, net of tax	(101)	—
Recognition of stock-based compensation	23,362	24,289
Deferred income taxes	(10,885)	(4,208)
Non-cash restructuring charges	16,034	—
Provision for doubtful accounts	3,060	1,022
Excess tax benefit of options exercised	—	(6,927)
Loss/(gain) on sale of property	273	(28)
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	115,141	(112,517)
Inventories	21,420	(164,496)
Prepaid expenses and other current assets	(63,818)	(37,215)
Other assets	1,202	729
Accounts payable and accrued expenses	(531,716)	197,578
Income taxes payable	8,217	9,709

Net cash (used in) provided by operating activities	(252,564)	149,407

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(743,003)	(11,347)
Acquisition of property, plant and equipment	(126,178)	(119,578)
Proceeds from sale of property and equipment	7,278	2,631

Net cash used in investing activities	(861,903)	(128,294)

Cash flows from financing activities:
Borrowings under debt agreements	2,563,793	3,365
Payments toward debt agreements and capital lease obligations	(1,672,925)	(595)
Dividends paid to stockholders	(28,673)	—
Net proceeds from issuance of common stock under option and employee purchase plans	13,344	94,649
Excess tax benefit of options exercised	—	6,927

Net cash provided by financing activities	875,539	104,346

Effect of exchange rate changes on cash	20,052	(2,908)

Net (decrease) increase in cash and cash equivalents	(218,876)	122,551
Cash and cash equivalents at beginning of period	773,563	796,071

Cash and cash equivalents at end of period	$554,687	$918,622

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2006. Operating results for the six-month period ended February 28, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2007.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	February 28, 2007	August 31, 2006
Raw materials	$1,012,366	$1,011,450
Work-in-process	265,450	244,180
Finished goods	254,912	197,107

Total inventories	$1,532,728	$1,452,737

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2007	February 28 2006	February 28 2007	February 28 2006
Numerator:
Net income	$13,900	$69,021	$55,277	$145,911

Denominator:
Weighted-average common shares outstanding – basic	203,377	207,622	203,227	206,152
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	2,343	6,313	2,697	6,043
Dilutive unvested common shares associated with restricted stock awards	205	223	209	192

Weighted-average common shares – diluted	205,925	214,158	206,133	212,387

Earnings per share:
Basic	$0.07	$0.33	$0.27	$0.71

Diluted	$0.07	$0.32	$0.27	$0.69

For the three months and six months ended February 28, 2007 options to purchase 3,642,372 and 741,999 shares of common stock, respectively, were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). For the three months and six months ended February 28, 2006, options to purchase 574,413 and 702,993 shares of common stock, respectively, were excluded for the same reason. In accordance with the contingently issuable shares provision of SFAS 128, 1,690,131 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 and 2007 were not included in the calculation of earnings per share for the three months and six months ended February 28, 2007, because all the necessary conditions for vesting have not been satisfied as of February 28, 2007. For the three months and six months ended February 28, 2006, 714,726 shares of restricted stock were excluded for the same reason. In addition, for the three months and six months ending February 28, 2007, 5,361,258 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable, and therefore, their effect would be anti-dilutive. For the three months and six months ended February 28, 2006, 2,418,214 stock appreciation rights were excluded for the same reason.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during the six months ended February 28, 2007. There were no dividends paid to common stockholders during the six months ended February 28, 2006.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except per share data)
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

Under the provisions of SFAS 123R, the Company recorded $8.5 million and $16.8 million of stock compensation expense in the Condensed Consolidated Statements of Earnings for the three months and the six months ended February 28, 2007, net of related tax effects of $3.3 million and $6.6 million, respectively. The Company recorded $5.0 million and $16.2 million of stock compensation expense in the Condensed Consolidated Statements of Earnings for the three months and six months ended February 28, 2006, net of related tax effects of $2.2 million and $8.1 million, respectively. There were no capitalized stock-based compensation costs at February 28, 2007 or 2006.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At February 28, 2007, $0.8 million related to non-employee stock option awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet. The Company recognized an insignificant charge in the Condensed Consolidated Statement of Earnings related to remeasuring the awards for the three months ended February 28, 2007.

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

Cash received from Options exercises under all share-based payment arrangements for the six months ended February 28, 2007 and 2006 was $6.8 million and $94.6 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes Option activity from September 1, 2006 through February 28, 2007:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at September 1, 2006	9,791,070	14,869,773	$78,015	$22.76	6.51
Options authorized	—	—
Options expired	54,380	(54,380)		$22.74
Options granted	(2,953,364)	2,953,364		$29.28
Options cancelled	194,139	(194,139)		$26.38
Restricted stock awards (1)	(1,832,910)	—
Options exercised	—	(428,586)		$15.42

Balance at February 28, 2007	5,253,315	17,146,032	$71,674	$23.99	6.63

Exercisable at February 28, 2007		12,105,756	$71,329	$21.57	5.56

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the six months ended February 28, 2007 and 2006 was $13.31 and $16.19, respectively. The total intrinsic value of Options exercised during the six months ended February 28, 2007 and 2006 was $5.1 million and $86.1 million, respectively.

As of February 28, 2007, there was $58.4 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of Options vested during the six months ended February 28, 2007 and 2006 was $6.4 million and $20.2 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Expected dividend yield	1.1%	0.0%	1.0%	0.0%
Risk-free interest rate	4.7% to 5.1%	4.2% to 4.5%	4.7% to 5.1%	3.7% to 4.8%
Weighted-average expected volatility	48.5%	48.6%	49.1%	49.2%
Weighted-average expected life	5.4 years	6.0 years	5.5 years	6.0 years

b. Stock Purchase and Award Plans

The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of February 28, 2007 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2001.

In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of February 28, 2007, a total of 2,283,029 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were 312,485 and 217,380 shares purchased under the Purchase Plans for the six months ended February 28, 2007 and 2006, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended				Six months ended
	February 28, 2007		February 28, 2006		February 28, 2007		February 28, 2006
Expected dividend yield	1.1%		0.0%		1.1%		0.0%
Risk-free interest rate	5.1%		4.4%		5.1%		4.4%
Weighted-average expected volatility	32.2%		20.7%		32.2%		20.7%
Expected life	.5	years	.5	years	.5	years	.5	years

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

The following table summarizes restricted stock activity from September 1, 2006 through February 28, 2007:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2006	2,083,752	$29.78
Changes during the period
Shares granted (1)	1,865,610	$29.45
Shares vested	(9,500)	$29.62
Shares forfeited	(32,700)	$26.22

Nonvested balance at February 28, 2007	3,907,162	$29.65

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of February 28, 2007, there was $44.7 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

The Company derives its revenue from providing comprehensive electronics design, production, product management and after-market services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a geographic basis for manufacturing operating segments and on a global basis for the services operating segment. Accordingly, Jabil’s operating segments consist of four segments – Americas, Europe, Asia and Services – to reflect how the Company manages its business. The services operating segment, which includes the Company’s after-market, design and enclosure integration services, does not meet the requirements of a reportable operating segment and is therefore combined with the Company’s other non-segment activities, where applicable, in the disclosures below. As a result of the Company’s acquisition of Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) in the second quarter of fiscal year 2007, the Company determined that Green Point financial information should be reported in the Asia operating segment in accordance with SFAS 131. See Note 9 – “Business Acquisitions” for further discussion of the Green Point acquisition.

Net revenue for the three geographic manufacturing operating segments are attributed to the region in which the product is manufactured or service is performed. The services provided, manufacturing processes, class of customers and order fulfillment processes are similar and generally interchangeable across the manufacturing operating segments. Net revenue for the services operating segment are on a global basis. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue and segment selling, general and administrative expenses, and does not include research and development costs, intangible amortization, stock-based compensation expense, restructuring and impairment charges, other expense, interest income, interest expense or income taxes. Segment income also does not include an allocation of corporate selling, general and administrative expenses, as management does not use this information to measure the performance of the operating segments. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,

	2007	2006	2007	2006
Net revenue
Americas	$1,145,184	$874,152	$2,397,018	$1,750,673
Europe	914,217	674,124	1,954,388	1,443,415
Asia	739,102	682,489	1,529,980	1,343,212
Other non-reportable operating segment	136,359	84,197	277,479	182,069

	$2,934,862	$2,314,962	$6,158,865	$4,719,369

	2007	2006	2007	2006
Depreciation expense
Americas	$14,869	$14,932	$29,787	$29,976
Europe	12,126	12,050	24,121	24,306
Asia	18,035	10,246	30,600	19,569
Other	6,771	6,289	13,611	11,894

	$51,801	$43,517	$98,119	$85,745

	2007	2006	2007	2006
Segment income and reconciliation of income before income taxes and minority interest
Americas	42,058	46,800	89,616	98,529
Europe	24,252	38,062	76,040	85,601
Asia	48,082	59,257	105,367	112,039
Other non-reportable operating segment	6,981	(743)	(6,075)	5,430

Total segment income	121,373	143,376	264,948	301,599
Reconciling items:
Amortization of intangibles	6,092	5,662	11,858	11,518
Restructuring costs	997	—	16,034	—
Other expense (income)	4,049	2,860	(696)	4,894
Net interest (income) expense	17,303	(364)	26,309	(1,091)
Other non-allocated charges	77,604	54,368	147,658	117,912

Income before income taxes and minority interest	$15,328	$80,850	$63,785	$168,366

	2007	2006	2007	2006
Capital expenditures
Americas	$9,958	$18,750	$22,854	$37,612
Europe	19,514	11,544	49,309	24,455
Asia	36,320	13,009	57,557	37,126
Other	8,850	9,504	16,740	20,385

	$74,642	$52,807	$146,460	$119,578

	February 28, 2007	August 31, 2006
Property, plant and equipment, net
Americas	$281,329	$295,474
Europe	235,878	210,143
Asia	540,191	307,571
Other	174,146	172,074

	$1,231,544	$985,262

	February 28, 2007	August 31, 2006
Total assets
Americas	$1,429,991	$1,544,218
Europe	1,478,227	1,606,528
Asia	2,872,584	1,814,434
Other	471,728	446,550

	$6,252,530	$5,411,730

Total restructuring and impairment costs of $1.0 million and $16.0 million were charged against earnings during the three months and six months ended February 28, 2007. Approximately $(0.1) million, $0.4 million, $0.2 million and $0.5 million of restructuring and impairment costs were incurred during the three months ended February 28, 2007 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. Approximately $8.3 million, $4.2 million, $0.4 million and $3.1 million of restructuring and impairment costs were incurred during the six months ended February 28, 2007 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. See Note 7 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal year 2006. There were no restructuring and impairment costs incurred during the three months ended February 28, 2006.

Included in the capital expenditures disclosure above, is a $20.3 million non-cash purchase of certain software license agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of these agreements.

Foreign source revenue represented 76.7% and 78.4% of net revenue for the three months and six months ended February 28, 2007, respectively, compared to 84.4% and 83.8% for the three months and six months ended February 28, 2006, respectively.

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

The Special Committee of the Board has conducted its investigation and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in the Company’s best interests to pursue the derivative actions. The Special Committee identified certain factors related to the Company’s controls surrounding accounting for option grants that contributed to the accounting errors that led to the restatement. The Company is cooperating fully with the Board’s Special Committee, the SEC and the U.S. Attorney’s office. As mentioned in the Explanatory Note in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, the Company has also provided the SEC with the report of independent counsel to the Audit Committee that has reviewed certain historical recognition of revenue by the Company. The Company cannot predict what effect such reviews may have. See "Risk Factors - We are involved in reviews of our historical stock option grant practices" and "We are involved in a review of our recognition of revenue for certain historical transactions."

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

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $1.0 million and $16.0 million of restructuring and impairment costs against earnings during the three months and six month ended February 28, 2007, respectively. The restructuring and impairment charge for the three months ended February 28, 2007 of $1.0 million, includes $0.3 million related to employee severance and benefits costs, $0.3 million related to lease commitments, $0.1 million related to fixed asset impairments and $0.3 million related to other restructuring costs. The restructuring and impairment charge for the six months ended February 28, 2007 of $16.0 million, includes $7.7 million related to employee severance and benefits costs, $2.1 million related to lease commitments, $5.8 million related to fixed asset impairments and $0.4 million related to other restructuring costs. There were no charges incurred during the three months and six months ended February 28, 2006.

Employee severance and termination benefit costs of $0.3 million recorded in the three months ended February 28, 2007 are related to the elimination of approximately 192 additional employees across all functions of the business in a manufacturing facility in Asia. Employee termination benefit costs of $7.7 million recorded in the six months ended February 28, 2007 are related to the elimination of approximately 3,033 additional employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Lease commitment costs of $0.3 million and $2.1 million for the three months and six months ended February 28, 2007, respectively, primarily relate to future lease payments for facilities that were vacated in Europe and the Americas. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program in the first and second quarters of fiscal year 2007 and recorded a fixed asset impairment charge of $0.1 million and $5.8 million during the three months and six months ended February 28, 2007, respectively.

The tables below set forth the significant components and activity in the restructuring program during the three months and six months ended February 28, 2007 and 2006, (in thousands):

Restructuring Activity – Three Months Ended February 28, 2007

	Liability Balance at November 30, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity (2)	Cash Payments	Liability Balance at February 28, 2007
Employee severance and termination benefits	$52,536	$338	$(273)	$(16,703)	$35,898
Lease costs	10,699	320	48	(1,445)	9,622
Fixed asset impairment	—	86	(86)	—	—
Other	774	253	18	(272)	773

Total	$64,009	$997	$(293)	$(18,420)	$46,293

Restructuring Activity – Three Months Ended February 28, 2006 (1)

	Liability Balance at November 30, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2006
Employee severance and termination benefits	$—	$—	$—	$—	$—
Lease costs	3,721	—	—	(1,041)	2,680
Fixed asset impairment	—	—	—	—	—
Other	—	—	—	—	—

Total	$3,721	$—	$—	$(1,041)	$2,680

Restructuring Activity – Six Months Ended February 28, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2007
Employee severance and termination benefits	$66,252	$7,700	$1,502	$(39,556)	$35,898
Lease costs	10,108	2,141	75	(2,702)	9,622
Fixed asset impairment	—	5,825	(5,825)	—	—
Other	749	368	44	(388)	773

Total	$77,109	$16,034	$(4,204)	$(42,646)	$46,293

Restructuring Activity – Six Months Ended February 28, 2006 (1)

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2007
Employee severance and termination benefits	$—	$—	$—	$—	$—
Lease costs	4,924	—	—	(2,244)	2,680
Fixed asset impairment	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,924	$—	$—	$(2,244)	$2,680

(1)	The activity relates to historical restructuring plans. As of August 31, 2006, there was no liability relating to the historical restructuring plans recorded.
(2)	The other non-cash activity relates primarily to foreign currency impacts of cash payments.

The tables below set forth the significant components and activity in the restructuring program by reportable segment during the three months and six months ended February 28, 2007 and 2006, (in thousands):

Restructuring Activity – Three Months Ended February 28, 2007

	Liability Balance at November 30, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity (2)	Cash Payments	Liability Balance at February 28, 2007
Americas	$12,988	$(140)	$48	$(5,014)	$7,882
Europe	47,045	424	(290)	(12,462)	34,717
Asia	362	217	—	(417)	162
Other	3,614	496	(51)	(527)	3,532

Total	$64,009	$997	$(293)	$(18,420)	$46,293

Restructuring Activity – Three Months Ended February 28, 2006 (1)

	Liability Balance at November 30, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2006
Americas	$3,721	$—	$—	$(1,041)	$2,680
Europe	—	—	—	—	—
Asia	—	—	—	—	—
Other	—	—	—	—	—

Total	$3,721	$—	$—	$(1,041)	$2,680

Restructuring Activity – Six Months Ended February 28, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2007
Americas	$10,511	$8,308	$(3,928)	$(7,009)	$7,882
Europe	63,733	4,233	(174)	(33,075)	34,717
Asia	368	401	(31)	(576)	162
Other	2,497	3,092	(71)	(1,986)	3,532

Total	$77,109	$16,034	$(4,204)	$(42,646)	$46,293

Restructuring Activity – Six Months Ended February 28, 2006 (1)

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at February 28, 2006
Americas	$4,924	$—	$—	$(2,244)	$2,680
Europe	—	—	—	—	—
Asia	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,924	$—	$—	$(2,244)	$2,680

(1)	The activity relates to historical restructuring plans. As of August 31, 2006, there was no liability relating to the historical restructuring plans recorded.
(2)	The other non-cash activity relates primarily to foreign currency impacts of cash payments.

At February 28, 2007, liabilities of approximately $34.8 million and $7.5 million related to the 2006 Restructuring Plan are expected to be paid out in fiscal years 2007 and 2008, respectively. The remaining liability of $4.0 million for the charge related to a certain lease commitment is expected to be paid out primarily during fiscal years 2009 through 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $200.0 to $250.0 million in total restructuring and impairment costs, of which a total of $135.0 million has been recognized through February 28, 2007. Additional costs related to the restructuring plan are expected to be incurred over the course of fiscal years 2007 and 2008. The $200.0 to $250.0 million estimated range includes pre-tax restructuring charges related to employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. See Note 5 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion surrounding significant portions of the deferred tax assets and deferred tax liabilities.

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

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from certain acquisitions consummated during the third quarter of fiscal year 2006, including the Celetronix International, Ltd. (“Celetronix”) acquisition, as well as the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition consummated in the second quarter of fiscal year 2007. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at February 28, 2007 and August 31, 2006 (in thousands):

February 28, 2007	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$142,168	$(72,774)	$69,394
Intellectual property	181,809	(3,426)	178,383

Total	$323,977	$(76,200)	$247,777

August 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$155,084	$(76,329)	$78,755
Intellectual property	2,918	(966)	1,952

Total	$158,002	$(77,295)	$80,707

The weighted-average amortization period for aggregate intangible assets at February 28, 2007 is 8.6 years, which includes a weighted-average amortization period of 7.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 9.8 years for intellectual property.

Intangible asset amortization for the three months and six months ended February 28, 2007 was approximately $6.1 million and $11.9 million, respectively. Intangible asset amortization for the three months and six months ended February 28, 2006 was approximately $5.7 million and $11.5 million, respectively.

The increase in the gross carrying amount of the Company’s purchased intangible assets at February 28, 2007 was the result of the Green Point acquisition in the second quarter of fiscal year 2007, partially offset by the write-off of certain fully amortized intangible assets.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2007 (remaining six months)	$15,673
2008	29,643
2009	25,982
2010	25,604
2011	25,444
Thereafter	125,431

Total	247,777

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 28, 2007 (in thousands):

Reportable Segment	Balance at August 31, 2006	Acquisitions and purchase accounting adjustments	Foreign currency impact	Balance at February 28, 2007
Americas	$119,850	$(51)	$184	$119,983
Europe	189,441	—	4,887	194,328
Asia	273,435	406,365	(4,125)	675,675
Other non-reportable segment	25,341	128	133	25,602

Total	$608,067	$406,442	$1,079	$1,015,588

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

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.2 million, based on foreign currency rates at the date of acquisition. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $1.4 million, goodwill of approximately $0.5 million and purchased in-process research and development of $0.3 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and five years, respectively. The purchased in-process research and development was immediately charged to research and development expense in the Condensed Consolidated Statement of Earnings during the fourth quarter of fiscal year 2006.

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

On March 31, 2006 the Company consummated the acquisition of Celetronix pursuant to the Revised Agreement. The Company acquired the Celetronix operations, excluding the memory business, in an effort to expand its presence in India and enhance customer and industry sector diversification by adding additional competencies in the consumer and peripherals industry sectors. The acquisition was accounted for under the purchase method of accounting. The purchase consideration for the transaction included approximately $153.2 million in cash paid at closing and for professional fees; the $3.8 million purchase option and $23.8 million related to the note receivable owed from Celetronix that was recorded in the Company’s current assets at the acquisition date; approximately $30.2 million outstanding accounts receivable owed from Celetronix to the Company as of the acquisition date; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on a preliminary third-party valuation, which is expected to be completed no later than the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $29.3 million and goodwill of $209.4 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and ten years, respectively.

Pro forma results of operations have not been presented because the effect of this acquisition was not material on an individual basis or an aggregate basis when combined with the acquisitions consummated in fiscal year 2006 as discussed above.

c. Green Point Acquisition

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

Green Point specializes in the design and production of advanced plastics and metals for the mobile products market. The Company acquired these operations to enhance its position in the mobile products market and to offer end-to-end capability with long-term growth prospects. The acquisition was accounted for under the purchase method of accounting. Financial results of the acquired operations have been included in the Company’s Consolidated Balance Sheet and Consolidated Statement of Earnings beginning in the second quarter of fiscal year 2007.

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

Financial information related to the Green Point business is included in the Asia operating segment. Refer to Note 5 – “Segment Information” for further details.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the year and the period prior to acquisition. Pro forma adjustments arise due to additional amortization on estimated identifiable intangible assets and additional interest on the unsecured bridge credit agreement that was entered into to acquire Green Point. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except for per share information)
Net revenue	$3,027,915	$2,424,688	$6,421,547	$4,931,750

Income before taxes	$18,213	$75,780	$70,218	$155,233

Net income	$15,834	$63,025	$58,452	$132,552

Earnings per common share:
Basic	$0.08	$0.30	$0.29	$0.64

Diluted	$0.08	$0.29	$0.28	$0.62

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

The program was increased up to an amount of $325.0 million of net cash proceeds at any one time as a result of a sixth amendment in October 2006. As a result of a seventh amendment in February 2007, the program was renewed. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The securitization agreement, as amended, expires in February 2008 and may be extended on an annual basis.

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

At February 28, 2007, the Company had sold $380.5 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $264.3 million and retained an interest in the receivables of approximately $116.2 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $4.0 million and $7.7 million during the three months and six months ended February 28, 2007, respectively, and approximately $2.9 million and $4.9 million during the three months and six months ended February 28, 2006, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

b. Accounts Receivable Factoring Agreement

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Condensed Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in March 2007 and was extended for a six month period.

The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.

At February 28, 2007, the Company had sold $29.5 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $29.5 million. The resulting loss on the sale of accounts receivable under this factoring agreement were insignificant for the three and six months ended February 28, 2007 and 2006.

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

The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Service cost	$474	$421	$940	$847
Interest cost	1,562	1,144	3,075	2,298
Expected long-term return on plan assets	(1,191)	(971)	(2,339)	(1,951)
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	352	133	691	267

Net periodic benefit cost	$1,197	$727	$2,367	$1,461

For the six months ended February 28, 2007, the Company has made contributions of approximately $2.2 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2007 contributions to approximate $4.0 million to $4.5 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Service cost	$130	$80	$259	$158
Interest cost	25	20	50	40
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial (gain)/loss	1	(1)	3	(1)

Net periodic benefit cost	$156	$99	$312	$197

Note 12. Significant Changes to Notes Payable, Long-Term Debt and Long-Term Lease Obligations

During the second quarter of fiscal year 2007, the Company entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million is designated for use as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point and to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility is a revolving facility to be used for general corporate purposes. Interest and fees on Bridge Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in the Bridge Facility. The applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Based on the Company’s current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the current rate of interest on a full Eurocurrency rate draw would be the base rate or 0.875% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. The Bridge Facility also requires compliance with certain operating covenants, which limits, among other things, the incurrence of additional indebtedness. See “Risk Factors – We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.”

On various dates during the second quarter of fiscal year 2007, the Company borrowed a total of approximately $1.0 billion on the Bridge Facility to fund the acquisition of Green Point. The Company repaid $160.0 million of borrowings on the Bridge Facility during the same three month period. At February 28, 2007, borrowings of $871.0 million remained outstanding under this facility.

Through the acquisition of Green Point the Company assumed certain liabilities, including short and long term debt obligations totaling approximately $101.7 million at the date of acquisition. The short term debt obligations primarily include working capital facilities with various Taiwanese and Chinese banks. The short term facilities are denominated in various currencies, including US dollars, New Taiwan dollars and Chinese renmimbi, and incur interest at rates that fluctuate based upon changes in various base interest rates. At February 28, 2007, approximately $22.5 million of debt is outstanding under these short term facilities, with current interest rates ranging from 1.95% to 6.15%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in US dollars and New Taiwan dollars, and incur interest at both fixed rates and at rates that fluctuate based upon changes in various base interest rates. At February 28, 2007, approximately $65.4 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.38% to 6.20%. Approximately $9.9 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $55.5 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

Note 13. New Accounting Pronouncements

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

Note 14. Events of Default

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

Similarly, on January 11, 2007, the lenders under the Company’s $1.0 billion unsecured bridge credit agreement agreed to waive the requirement that the Company deliver to the lenders its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. At February 28, 2007, $871.0 million in borrowings are outstanding under that credit facility.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the six months ended February 28, 2007, our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, NEC Corporation, Nokia Corporation, Royal Philips Electronics, Sharp Corporation, Tellabs, Inc., and Valeo S.A.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Hungary, Germany, India, Ireland, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process is similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions – the Americas, Europe, and Asia – to reflect how we manage our business. We have also created a separate segment for our services groups, independent of our geographic region segments.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for further discussion.

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

Summary of Results

Net revenue for the second quarter of fiscal year 2007 increased approximately 26.8% to $2.9 billion compared to $2.3 billion for the same period of fiscal year 2006. Year-over-year our sales levels during the second quarter of fiscal year 2007 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourced model. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). Based on the analysis completed to date, we currently expect to recognize approximately $200.0 to $250.0 million in restructuring and impairment charges as a result of the approved restructuring plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs in the fourth quarter of fiscal year 2006, the first quarter of fiscal year 2007 and the second quarter of fiscal year 2007 and currently expect to recognize the remaining portion over the course of fiscal year 2007 and 2008. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month and six-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net revenue	$2,934,862	$2,314,962	$6,158,865	$4,719,369
Gross profit	$171,510	$184,648	$363,495	$380,470
Operating income	$36,680	$83,346	$89,398	$172,169
Net income	$13,900	$69,021	$55,277	$145,911
Earnings per share – basic	$0.07	$0.33	$0.27	$0.71
Earnings per share – diluted	$0.07	$0.32	$0.27	$0.69
Cash dividend per share – declared	$0.07	—	$0.14	$—

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 28, 2007	November 30, 2006	August 31, 2006	May 31, 2006
Sales cycle	29 days	23 days	14 days	19 days
Inventory turns	7 turns	8 turns	8 turns	8 turns
Days in accounts receivable	41 days	42 days	39 days	40 days
Days in inventory	50 days	46 days	47 days	46 days
Days in accounts payable	62 days	65 days	72 days	67 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2007, days in accounts receivable decreased one day to 41 days from the prior sequential quarter as a result of timing of sales and cash collection efforts during the quarter and related seasonality factors. Days in inventory increased 4 days to 50 days from the prior sequential quarter in anticipation of forecasted demand and due to inventory acquired in the Green Point acquisition, while inventory turns decreased one turn to 7 turns. During the three months ended February 28, 2007 days in accounts payable decreased three days to 62 days from the prior sequential quarter as a result of timing of purchases and payments for purchases during the quarter.

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

We have recorded intangible assets, including goodwill, principally based on third-party valuations, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal 2006 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 5 – “Segment Information” to the Condensed Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our current restructuring program refer to Note 7 - “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Stock-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements and “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.2%	92.0%	94.1%	91.9%

Gross profit	5.8%	8.0%	5.9%	8.1%
Operating expenses:
Selling, general and administrative	4.1%	3.8%	3.7%	3.9%
Research and development	0.3%	0.4%	0.3%	0.3%
Amortization of intangibles	0.2%	0.2%	0.2%	0.2%
Restructuring and impairment charges	0.0%	0.0%	0.3%	0.0%

Operating income	1.2%	3.6%	1.4%	3.7%
Other expense (income)	0.1%	0.1%	0.0%	0.1%
Interest income	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Interest expense	0.7%	0.2%	0.5%	0.2%

Income before income taxes and minority interest	0.5%	3.5%	1.0%	3.6%

Income tax expense	0.1%	0.5%	0.1%	0.5%
Minority interest, net of tax	0.0%	0.0%	0.0%	0.0%

Net income	0.4%	3.0%	0.9%	3.1%

Net Revenue. Our net revenue for the three months ended February 28, 2007 increased 26.8% to $2.9 billion, from $2.3 billion for the three months ended February 28, 2006. The increase for the three months ended February 28, 2007 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 107% increase in the sale of networking products; a 59% increase in the sale of other products; a 30% increase in the sale of instrumentation and medical products; a 21% increase in the sale of computing and storage products; a 19% increase in the sale of peripheral products; a 8% increase in the sale of automotive products; and a 8% increase in the sale of consumer products. The increased sales levels were largely due to the addition of new customers and organic growth in these industry sectors. These increases were partially offset by a 14% decrease in the sale of telecommunication products.

Our net revenue for the six months ended February 28, 2007 increased 30.5% to $6.2 billion, from $4.7 billion for the six months ended February 28, 2006. The increase for the six months ended February 28, 2007 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 100% increase in the sale of networking products; a 52% increase in the sale of other products; a 34% increase in the sale of computing and storage products; a 31% increase in the sale of instrumentation and medical products; a 28% increase in the sale of peripheral products; a 18% increase in the sale of consumer products; and a 2% increase in the sale of automotive products. The increased sales levels were largely due to the addition of new customers and organic growth in these industry sectors. These increases were partially offset by a 19% decrease in the sale of telecommunications products.

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

	Three months ended		Six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Automotive	5%	6%	4%	6%
Computing and Storage	12%	12%	12%	11%
Consumer	29%	34%	33%	36%
Instrumentation and Medical	17%	17%	16%	16%
Networking	20%	12%	19%	12%
Peripherals	7%	8%	7%	7%
Telecommunications	5%	7%	4%	7%
Other	5%	4%	5%	5%

Total	100%	100%	100%	100%

Foreign source revenue represented 76.7% and 78.4% of net revenue for the three months and six months ended February 28, 2007, respectively. This is compared to 84.4% and 83.8% of net revenue for the three months and six months ended February 28, 2006, respectively. We currently expect our foreign source revenue to remain consistent with current levels.

Gross Profit. Year-over-year gross profit decreased to 5.8% and 5.9% of net revenue for the three months and six months ended February 28, 2007, respectively, from 8.0% and 8.1% of net revenue for the three months and six months ended February 28, 2006, respectively. The percentage decreases for the three month and six month periods were partially due to having a higher portion of materials-based revenue, driven in part by growth in our consumer sector. We are also experiencing some specific changes that are isolated to our consumer sector, including manufacturing production for one of the weakest product areas with one of our largest customers. In addition, due to some inefficiency with our current consumer business model, we are moving to a more product development-based relationship with one customer and shifting to a more vertical solution that will integrate our Green Point services for another significant consumer. We have also experienced poor returns in certain consumer areas and we have exited this business and targeted areas in the consumer sector that align well with our value proposition and the needs or our customers.

Selling, General and Administrative. Selling, general and administrative expenses for the three months and six months ended February 28, 2007 increased to $120.0 million (4.1% of net revenue) and $229.7 million (3.7% of net revenue) respectively, compared to $87.1 million (3.8% of net revenue) and $181.6 million (3.9% of net revenue) for the three months and six months ended February 28, 2006, respectively. The absolute dollar increase for the three months and six months ended February 28, 2007 was primarily due to increased costs primarily in Eastern Europe and Asia to support our operational growth and expansion within those areas; the acquisition of Celetronix in March 2006; and legal and accounting expenses incurred during the quarter related to the independent stock option review that was performed. These increases were partially offset by a reduction in our stock-based compensation expense. The decrease in stock-based compensation expense was primarily due to us meeting specific performance goals, which accelerated the vesting of 600,000 stock options in the three months ended November 30, 2006 that would have otherwise vested through fiscal year 2010.

Research and Development. Research and development expenses for the three months ended February 28, 2007 decreased to $7.8 million (0.3% of net revenue) from $8.6 million (0.4% of net revenue) for the three months ended February 28, 2006. This decrease was largely attributed to the cyclical nature of product development and developing technologies. Research and development expenses for the six months ended February 28, 2007 increased to $16.5 million (0.3% of net revenue) from $15.2 million (0.3% of net revenue) for the six months ended February 28, 2006. The absolute dollar increase is attributed to growth in our product development activities related to new reference designs, including networking and server products, cell phone products, wireless and broadband access products, consumer products, and storage products. We also continued efforts in the design of circuit board assembly, mechanical design and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $6.1 million and $11.9 million of amortization of intangible assets for the three months and six months ended February 28, 2007, respectively, as compared to $5.7 million and $11.5 million for the three months and six months ended February 28, 2006, respectively. The increase in both the three months and six months ended February 28, 2007 as compared to the same periods in fiscal year 2006 is primarily attributed to certain amortizable intangible assets that were acquired in the acquisition of Celetronix in the third quarter of fiscal year 2006 and in the acquisition of Green Point in the second quarter of fiscal year 2007, off-set by several acquisition-related contractual agreements that were fully amortized prior to the three months and six months ended February 28, 2007. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. During the fourth quarter of fiscal year 2006, we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). In conjunction with the 2006 Restructuring Plan we charged an additional $1.0 million and $16.0 million of restructuring and impairment costs against earnings during the three months and six months ended February 28, 2007, respectively. The restructuring and impairment charge for the three months ended February 28, 2007 of $1.0 million, includes $0.3 million related to employee severance and benefit costs, $0.3 million related to lease commitments, $0.1 million related to fixed asset impairments and $0.3 million related to other restructuring costs. The restructuring and impairment charge for the six months ended February 28, 2007 of $16.0 million, includes $7.7 million related to employee severance and benefit costs, $2.1 million related to lease commitments, $5.8 million related to fixed asset impairments and $0.4 million related to other restructuring costs. There were no charges incurred during the three months and six months ended February 28, 2006.

The restructuring and impairment charges incurred through February 28, 2007 related to the 2006 Restructuring Plan of $97.9 million include cash costs totaling $88.6 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $24.2 million was paid in the first quarter of fiscal year 2007 and $18.4 was paid in the second quarter of fiscal year 2007. The cash costs consist of employee severance and benefits costs of approximately $75.0 million, costs related to lease commitments of approximately $12.4 million and other restructuring costs of $1.2 million. Non-cash costs of approximately $9.3 million primarily represent fixed asset impairment charges related to our restructuring activities.

At February 28, 2007, liabilities of approximately $34.8 million and $7.5 million related to these restructuring activities are expected to be paid out in fiscal years 2007 and 2008, respectively. The remaining liability of $4.0 million for the charge related to a certain lease commitment is expected to be paid out primarily during fiscal years 2009 through 2011.

As a result of the restructuring activities completed through February 28, 2007 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $106.9 million that would otherwise have been incurred if the restructuring activities had not been completed during the fourth quarter of fiscal year 2006 through the second quarter of fiscal year 2007. The avoided costs consist of a reduction in employee related expenses of approximately $97.4 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $2.9 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $6.6 million. The majority of these annual cost savings will be reflected in cost of revenue, with a small portion being reflected in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs to be incurred by those lower cost plants that will need to increase employee headcount in order to meet the requirements of the inherited production. After considering these cost savings offsets, we currently expect to realize net annual cost savings in the range of approximately $10.0 million to $20.0 million beginning in fiscal year 2008. For further discussion of the current restructuring program, see “Overview – Summary of Results” above, and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Other Expense (Income). We recorded other expense of $4.0 million for the three months ended February 28, 2007 as compared to other expense of $2.9 million for the three months ended February 28, 2006. The increase in other expense for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006 was primarily due to an increase in the amount of receivables sold under our securitization program during the three months ended February 28, 2007. In October 2006, an amendment to the securitization program increased net cash proceeds from $250.0 million to $325.0 million. We recorded other income of $0.7 million for the six months ended February 28, 2007 as compared to other expense of $4.9 million for the six months ended February 28, 2006. Other income for the six months ended February 28, 2007 was comprised of $8.4 million of other income related to proceeds received in the first quarter of fiscal year 2007 in connection with facility closure costs, off-set by a $7.7 million of other expense that we recognized on the sale of accounts receivable under our securitization program. Other expense for the six months ended February 28, 2006 of $4.9 million was comprised entirely of expense on the sale of accounts receivable under the securitization program. The $2.8 million increase in expense associated with the securitization program for the six months ended February 28, 2007 as compared to the six months ended February 28, 2006 was primarily due to an increase in the amount of receivables sold under the program during the six months ended February 28, 2006. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $3.8 million and $6.3 million for the three months and six months ended February 28, 2007, respectively, from $5.6 million and $10.6 million for the three months and six months ended February 28, 2006, respectively. The decrease was primarily due to decreased levels of operating cash, cash deposits and cash equivalents during the three months and the six months ended February 28, 2007 as compared to the same periods in fiscal year 2006, due to the repayment of outstanding borrowings under our debt arrangements.

Interest Expense. Interest expense increased to $21.1 million and $32.6 million for the three months and six months ended February 28, 2007, respectively, from $5.3 million and $9.5 million for the three months and six months ended February 28, 2006, respectively. The increase was primarily a result of increased borrowing under our revolving credit facility, as well as borrowings under our unsecured bridge credit agreement (the “Bridge Facility”) that was entered into on December 21, 2006, primarily to fund the tender offer with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”).

Income Taxes. Income tax expense reflects an effective tax rate of 9.9% and 13.5% for the three months and six months ended February 28, 2007, respectively, as compared to an effective rate of 14.6% and 13.3% for the three months and six months ended February 28, 2006, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

We have substantially completed construction and commenced operations in our new manufacturing facilities in Ranjangaon, India and Wuxi, China, and we will continue to invest in these facilities as production ramps into fiscal year 2007. We recently began construction of a new facility in Uzhgorod, Ukraine and currently expect to commence operations in this facility in the third quarter of fiscal year 2007. We also began construction on a new manufacturing facility in Chennai, India during the first quarter of fiscal year 2007. We expect to begin construction on an expansion to our existing manufacturing facility in Kwidzyn, Poland during the second half of fiscal year 2007.

As discussed in Note 9 – “Business Acquisitions”, we entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006.

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Dividends

The following table sets forth certain information relating to our cash dividends paid to common stockholders during fiscal years 2006 and 2007.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except per share data)
Fiscal year 2006:	May 4, 2006	$0.07	$14,855	May 15, 2006	June 1, 2006
	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,675	May 15, 2007	June 1, 2007

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At February 28, 2007, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six months ended
	February 28, 2007	February 28, 2006
Net cash (used in) provided by operating activities	$(252,564)	$149,407
Net cash used in investing activities	(861,903)	(128,294)
Net cash provided by financing activities	875,539	104,346
Effect of exchange rate changes on cash	20,052	(2,908)

Net (decrease) increase in cash and cash equivalents	$(218,876)	$122,551

We used $252.6 million of cash from operating activities for the six months ended February 28, 2007. This consisted primarily of $531.7 million of a decrease in accounts payable and accrued expenses and $63.8 million of an increase in prepaid expenses and other current assets, offset by $110.0 million of non-cash depreciation and amortization charges, $115.1 million of a decrease in accounts receivable, $55.3 million of net income and $23.4 million of non-cash stock-based compensation expense. The decrease in accounts payable and accrued expenses was due primarily to the timing of purchases in the second quarter of fiscal year 2007. The increase in prepaid expenses and other current assets was due primarily to the acquisition of Green Point, the payment for certain maintenance contracts and prepayments made to certain suppliers.

Net cash used in investing activities for the six months ended February 28, 2007 was $861.9 million. This consisted primarily of $743.0 million for business acquisitions, which largely relates to our acquisition of Green Point and $126.2 million for our capital expenditures of manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India. These expenditures were offset by $7.3 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for the six months ended February 28, 2007 was $875.5 million. This resulted from approximately $2.6 billion of proceeds from borrowings under our debt agreements during the six months ended February 28, 2007, which primarily included $1.5 billion of borrowings under our unsecured revolving credit facility and $1.0 billion of borrowings under our unsecured bridge credit agreement. These borrowings were offset by approximately $1.7 billion of payments toward debt agreements during the six months ended February 28, 2007, which primarily included $1.4 billion toward the repayment of borrowings under our unsecured revolving credit facility and $160.0 million toward the repayment of borrowing under our unsecured bridge credit agreement.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at February 28, 2007. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date we become current on these filings, Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement.

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

On various dates during the second quarter of fiscal year 2007, we had multiple borrowings which totaled $679.0 million on the Unsecured Revolver to fund working capital needs. We repaid $825.0 million of borrowings on the Unsecured Revolver during the same three month period. At February 28, 2007, borrowings of $74.0 million remained outstanding under this facility.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The program was increased up to an amount of $325.0 million of net cash proceeds at any one time as a result of a sixth amendment in October 2006. As a result of a seventh amendment to the securitization program in February 2007, the program was renewed until February 2008. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of average outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of February 28, 2007, we had sold $380.5 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $264.3 million and retained an interest in the receivables of approximately $116.2 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $4.0 million and $7.7 million during the three and six months ended February 28, 2007, respectively, and approximately $2.9 million and $4.9 million during the three and six months ended February 28, 2006, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

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

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.0 million based on currency exchange rates at February 28, 2007.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At February 28, 2007, borrowings of 18.6 million Euros (approximately $24.6 million based on currency exchange rates at February 28, 2007) were outstanding under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At February 28, 2007, borrowings of 375.0 million Indian rupees (approximately $8.5 million based on currency exchange rates at February 28, 2007) were outstanding under this facility and incurring interest at an average rate of 10.3%.

During the third quarter of fiscal year 2006, we assumed a short-term Chinese yuan renmimbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. On November 9, 2006, the pre-existing agreement expired and the Company repaid the 15.0 million Chinese yuan renmimbi outstanding on that date. Also on November 9, 2006, the Company negotiated a new loan agreement with a maximum borrowing limit of 20.0 million Chinese yuan renmimbi and immediately borrowed 15.0 million Chinese yuan renmimbi on that date. Under the terms of the agreement, borrowings are due and payable six months after the draw-down date. At February 28, 2007, there were no outstanding borrowings under this facility.

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $122.8 thousand based on currency exchange rates at February 28, 2007). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At February 28, 2007, the balance of the financing obligation is approximately 2.7 million pounds sterling (approximately $5.2 million based on currency exchange rates at February 28, 2007).

During the fourth quarter of fiscal year 2006, we entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. During the first quarter of fiscal year 2007, the working capital facility was increased to $60.0 million. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At February 28, 2007, borrowings of $5.9 million were outstanding under this facility.

During the second quarter of fiscal year 2007, we entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million is designated for use by us as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility is a revolving facility to be used for our general corporate purposes. Interest and fees on Bridge Facility advances are based on our unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in the Bridge Facility. The applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Based on our current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the current rate of interest on a full Eurocurrency rate draw would be the base rate or 0.875% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. The Bridge Facility also requires compliance with certain operating covenants, which limits, among other things, our incurrence of additional indebtedness. See “Risk Factors – We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.”

On various dates during the second quarter of fiscal year 2007, we borrowed a total of approximately $1.0 billion on the Bridge Facility to fund the acquisition of Green Point. We repaid $160.0 million of borrowings on the Bridge Facility during the same three month period. At February 28, 2007, borrowings of $871.0 million remained outstanding under this facility.

During the second quarter of fiscal year 2007, we acquired the operations of Green Point. Through the acquisition we assumed certain liabilities, including short and long term debt obligations totaling approximately $101.7 million at the date of acquisition. The short term debt obligations primarily include working capital facilities with various Taiwanese and Chinese banks. The short term facilities are denominated in various currencies, including US dollars, New Taiwan dollars and Chinese renmimbi, and incur interest at rates that fluctuate based upon changes in various base interest rates. At February 28, 2007, approximately $22.5 million of debt is outstanding under these short term facilities, with current interest rates ranging from 1.95% to 6.15%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in US dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At February 28, 2007, approximately $65.4 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.38% to 6.20%. Approximately $9.9 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $55.5 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

During the second quarter of fiscal year 2007, we entered into a three year, $20.3 million loan agreement with a vendor. In exchange for this loan, we received various software licenses that were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At February 28, 2007, $18.6 million is outstanding under this loan agreement.

As we did not meet the filing deadlines for the Form 10-K for the fiscal year ended August 31, 2006 and the Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, a waiver was obtained on January 11, 2007 which extended the requirement that we deliver our quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that we deliver to the bank our annual financial statements until the earlier of July 2, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that we deliver to the bank our quarterly financial statements until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively.

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006, as well as the delay in filing our Form 10-Q for the fiscal periods ended November 30, 2006 and February 28, 2007, we have obtained all of the necessary covenant waivers for all other material debt instruments that have not been previously discussed above. See Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and Note 14 – “Events of Default” to the Condensed Consolidated Financial Statements for further discussion.

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $250.0 million, principally for machinery and equipment across all segments, and expansion in Eastern Europe and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the payment of approximately $34.8 million for current restructuring activities, and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of February 28, 2007 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and long-term lease obligations	$1,407,765	$1,006,773	$69,327	$330,317	$1,348
Future interest on notes payable and long-term debt	74,196	21,403	41,973	10,032	788
Operating lease obligations	212,743	55,607	75,338	40,308	41,490
Estimated future benefit plan payments	57,632	4,553	10,579	11,190	31,310

Total contractual cash obligations	$1,752,336	$1,088,336	$197,217	$391,847	$74,936

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The aggregate notional amount of outstanding contracts at February 28, 2007 was $1.4 billion. The fair value of these contracts amounted to a $9.6 million asset recorded in prepaid and other current assets and a $5.1 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at February 28, 2007. The forward contracts will settle in British pounds, Chinese Yuan renmimbi, Euro dollars, Hungarian forints, Japanese yen, Mexican pesos, Polish zloty, Swedish krona, New Taiwan dollars and U.S. dollars.

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

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2007, we had no outstanding investments.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver and our short-term Indian working capital facility. There was $74.0 million outstanding under our Unsecured Revolver and $5.9 million outstanding on our short-term Indian working capital facility at February 28, 2007.

We pay interest on outstanding borrowings under our Bridge Facility at interest rates that fluctuate based upon changes in various base interest rates. There was $871.0 million outstanding on our Bridge Facility at February 28, 2007.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of 18.6 million Euros (approximately $24.6 million based on currency exchange rates at February 28, 2007) outstanding under this loan agreement at February 28, 2007.

We pay interest on outstanding borrowings we assumed as a result of the Green Point acquisition at both fixed and variable rates. At February 28, 2007, approximately $22.5 million of debt is outstanding under short term facilities, with current interest rates ranging from 1.95% to 6.15%. At February 28, 2007, approximately $65.4 million of debt is outstanding under long term facilities, with current interest rates ranging from 2.38% to 6.20%.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2007. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting

For our fiscal quarter ended February 28, 2007, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended February 28, 2007, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions as set forth above, notwithstanding those improvements and modifications.

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

On March 31, 2006, we acquired Celetronix. As permitted by Securities and Exchange Commission guidance, the scope of our evaluation of internal control over financial reporting as of February 28, 2007 did not include the internal control over financial reporting of the acquired operations of Celetronix. Celetronix is included in our condensed consolidated financial statements from the date of acquisition, representing $321.3 million of total assets at February 28, 2007 and $37.2 million of net revenue for the three months ended February 28, 2007. As part of our integration of Celetronix, we continue to evaluate Celetronix’s internal controls over financial reporting and address controls that we note need improvement. From the acquisition date to February 28, 2007, the processes and systems of Celetronix’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

On January 12, 2007, we obtained a controlling interest in Taiwan Green Point Enterprises Co., Ltd. (“Green Point”). As permitted by Securities and Exchange Commission guidance, the scope of our evaluation of internal control over financial reporting as of February 28, 2007 did not include the internal control over financial reporting of the acquired operations of Green Point. Green Point is included in our condensed consolidated financial statements beginning in February 2007, representing $1.1 billion of total assets at February 28, 2007 and $59.2 million of net revenue for the three months ended February 28, 2007. As part of our integration of Green Point, we continue to evaluate Green Point’s internal controls over financial reporting and address controls that we note need improvement. From the date we obtained controlling interest in Green Point to February 28, 2007, the processes and systems of Green Point’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

Item 1A:	RISK FACTORS

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

We derived 76.7% and 78.4% of net revenue from international operations for the three months and six months ended February 28, 2007 compared to 84.4% and 83.8% for the three months and six months ended February 28, 2006. We currently expect our revenue from international operations to increase as a percentage of net revenue due to expansion in China, Eastern Europe, India and Taiwan. We currently operate outside the United States in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Caserta and Bergamo, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu and Taichung, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we recently initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges in the range of $200.0 million to $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During the first and second quarter of fiscal year 2007, we recorded restructuring and impairment charges of $15.0 million and $1.0 million, respectively. We expect additional costs related to the restructuring plan to be incurred over the course of fiscal year 2007 and 2008. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

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

At February 28, 2007, our executive officers, directors and certain of their family members collectively beneficially owned 13.6% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.9%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

We currently have the ability to borrow up to $500.0 million under our Unsecured Revolver. In addition, we negotiated a $1.0 billion unsecured bridge credit agreement (the “Bridge Facility”) with a syndicate of banks on December 21, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of the Bridge Facility. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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