Form 10-Q
period 2007-05-31
JABIL CIRCUIT INC
filed 2007-07-06
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of June 26, 2007 there were 207,555,899 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	May 31, 2007	August 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$558,358	$773,563
Accounts receivable, net of allowance for doubtful accounts of $10,984 at May 31, 2007 and $5,801 at August 31, 2006	1,336,784	1,288,024
Inventories	1,446,505	1,452,737
Prepaid expenses and other current assets	213,380	121,843
Income taxes receivable	16,363	17,507
Deferred income taxes	22,088	25,291

Total current assets	3,593,478	3,678,965

Property, plant and equipment, net of accumulated depreciation of $900,666 at May 31, 2007 and $830,240 at August 31, 2006	1,260,677	985,262
Goodwill	1,123,167	608,067
Intangible assets, net of accumulated amortization of $84,804 at May 31, 2007 and $77,295 at August 31, 2006	155,284	80,707
Deferred income taxes	70,617	46,356
Other assets	16,445	12,373

Total assets	$6,219,668	$5,411,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$939,571	$63,813
Accounts payable	1,901,197	2,231,864
Accrued expenses	419,716	363,112
Income taxes payable	46,351	40,240
Deferred income taxes	2,384	2,305

Total current liabilities	3,309,219	2,701,334

Notes payable, long-term debt and long-term lease obligations, less current installments	384,463	329,520
Other liabilities	71,831	78,549
Deferred income taxes	13,883	7,846

Total liabilities	3,779,396	3,117,249

Minority interest	8,148	—

Stockholders’ equity:
Common stock	212	211
Additional paid-in capital	1,317,536	1,265,382
Retained earnings	1,134,238	1,116,035
Accumulated other comprehensive income	180,389	113,104
Treasury stock (at cost)	(200,251)	(200,251)

Total stockholders’ equity	2,432,124	2,294,481

Total liabilities, minority interest and stockholders’ equity	$6,219,668	$5,411,730

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net revenue	$3,001,896	$2,592,464	$9,160,761	$7,311,833
Cost of revenue	2,782,907	2,404,821	8,578,277	6,743,720

Gross profit	218,989	187,643	582,484	568,113
Operating expenses:
Selling, general and administrative	140,733	93,536	370,464	275,141
Research and development	10,498	9,578	26,972	24,756
Amortization of intangibles	8,804	7,273	20,662	18,791
Restructuring and impairment charges	25,325	—	41,359	—

Operating income	33,629	77,256	123,027	249,425
Other expense	3,809	3,505	3,113	8,399
Interest income	(4,042)	(4,977)	(10,312)	(15,605)
Interest expense	28,523	5,818	61,102	15,355

Income before income taxes and minority interest	5,339	72,910	69,124	241,276
Income tax (benefit) expense	(505)	8,684	8,104	31,139
Minority interest	(390)	—	(491)	—

Net income	$6,234	$64,226	$61,511	$210,137

Earnings per share:
Basic	$0.03	$0.31	$0.30	$1.01

Diluted	$0.03	$0.30	$0.30	$0.98

Common shares used in the calculations of earnings per share:
Basic	203,728	210,441	203,396	207,598

Diluted	205,772	215,861	206,233	213,358

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net income	$6,234	$64,226	$61,511	$210,137

Other comprehensive income:
Foreign currency translation adjustment, net of tax	41,082	31,462	67,285	34,423

Comprehensive income	$47,316	$95,688	$128,796	$244,560

Accumulated foreign currency translation gains were $199.4 million at May 31, 2007 and $132.1 million at August 31, 2006. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$61,511	$210,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,829	147,793
Recognition of deferred grant proceeds	(10)	(504)
Amortization of discount on note receivable	—	(1,402)
Minority interest	(491)	—
Recognition of stock-based compensation	37,628	33,137
Deferred income taxes	(17,999)	(16,200)
Non-cash restructuring charges	41,359	—
Provision for doubtful accounts	7,275	1,619
Excess tax benefit of options exercised	324	(12,425)
Loss/(gain) on sale of property	625	(2,333)
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	134,365	(155,350)
Inventories	118,644	(354,807)
Prepaid expenses and other current assets	(64,437)	(19,675)
Other assets	(1,177)	(1,112)
Accounts payable and accrued expenses	(554,625)	424,789
Income taxes payable	2,204	16,530

Net cash (used in) provided by operating activities	(60,975)	270,197

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(771,361)	(162,836)
Acquisition of property, plant and equipment	(214,217)	(184,599)
Proceeds from sale of property and equipment	11,430	9,760

Net cash used in investing activities	(974,148)	(337,675)

Cash flows from financing activities:
Borrowings under debt agreements	3,379,514	81,148
Payments toward debt agreements and capital lease obligations	(2,576,328)	(108,299)
Dividends paid to stockholders	(43,087)	—
Net proceeds from issuance of common stock under option and employee purchase plans	14,521	123,705
Excess tax benefit of options exercised	(324)	12,425

Net cash provided by financing activities	774,296	108,979

Effect of exchange rate changes on cash	45,622	17,307

Net (decrease) increase in cash and cash equivalents	(215,205)	58,808
Cash and cash equivalents at beginning of period	773,563	796,071

Cash and cash equivalents at end of period	$558,358	$854,879

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2006. Operating results for the nine-month period ended May 31, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2007.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	May 31, 2007	August 31, 2006
Raw materials	$975,005	$1,011,450
Work-in-process	267,783	244,180
Finished goods	203,717	197,107

Total inventories	$1,446,505	$1,452,737

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Numerator:
Net income	$6,234	$64,226	$61,511	$210,137

Denominator:
Weighted-average common shares outstanding – basic	203,728	210,441	203,396	207,598
Dilutive common shares issuable upon exercise of stock options and stock appreciation rights	1,712	5,160	2,297	5,544
Dilutive unvested common shares associated with restricted stock awards	332	260	540	216

Weighted-average common shares – diluted	205,772	215,861	206,233	213,358

Earnings per share:
Basic	$0.03	$0.31	$0.30	$1.01

Diluted	$0.03	$0.30	$0.30	$0.98

For the three months and nine months ended May 31, 2007 options to purchase 6,255,340 and 3,629,484 shares of common stock, respectively, were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS 128”). For the three months and nine months ended May 31, 2006, options to purchase 561,015 and 616,319 shares of common stock, respectively, were excluded for the same reason. In accordance with the contingently issuable shares provision of SFAS 128, 1,699,131 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 and 2007 were not included in the calculation of earnings per share for the three months and nine months ended May 31, 2007, because all the necessary conditions for vesting have not been satisfied as of May 31, 2007. For the three months and nine months ended May 31, 2006, 769,726 shares of restricted stock were excluded for the same reason. In addition, for the three months and nine months ending May 31, 2007, 5,485,578 and 5,461,368 stock appreciation rights, respectively, were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable, and therefore, their effect would be anti-dilutive. For the three months and nine months ended May 31, 2006, 2,532,214 stock appreciation rights were excluded for the same reason.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during the nine months ended May 31, 2007 and 2006.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except per share data)
Fiscal year 2006:	May 4, 2006	$0.07	$14,855	May 15, 2006	June 1, 2006
	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007

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

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s Employee Stock Purchase Plan (“ESPP”), granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company continues to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

Under the provisions of SFAS 123R, the Company recorded $11.2 million and $27.9 million of stock compensation expense in the Condensed Consolidated Statements of Earnings for the three months and the nine months ended May 31, 2007, respectively, net of related tax effects of $3.1 million and $9.7 million, respectively. The Company recorded $8.0 million and $24.2 million of stock compensation expense in the Condensed Consolidated Statements of Earnings for the three months and nine months ended May 31, 2006, net of related tax effects of $0.9 million and $8.9 million, respectively. There were no capitalized stock-based compensation costs at May 31, 2007 or 2006.

During the three months ended May 31, 2007, the Company recorded an additional $5.1 million of compensation expense in the Condensed Consolidated Statement of Earnings, as a result of additional 2006 personal tax liabilities incurred by certain option holders who have exercised Section 409A Affected Options as defined under Internal Revenue Code Section 409A. See Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion surrounding Section 409A Affected Options.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At May 31, 2007, $0.5 million related to non-employee stock option awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet. The Company recognized an insignificant charge in the Condensed Consolidated Statement of Earnings related to remeasuring the awards for the three months and nine months ended May 31, 2007.

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

Cash received from Options exercises under all share-based payment arrangements, including the Company’s ESPP, for the nine months ended May 31, 2007 and 2006 was $14.5 million and $123.7 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

The following table summarizes Option activity from September 1, 2006 through May 31, 2007:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at September 1, 2006	9,791,070	14,869,773		$22.76	6.51
Options authorized	—	—
Options expired	54,380	(54,380)		$22.74
Options granted	(3,364,484)	3,364,484		$28.86
Options cancelled	368,598	(368,598)		$27.99
Restricted stock awards (1)	(3,220,660)	—
Options exercised	—	(567,595)		$14.43

Balance at May 31, 2007	3,628,904	17,243,684	$40,118	$24.05	6.46

Exercisable at May 31, 2007		12,110,588	$40,076	$21.80	5.39

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the nine months ended May 31, 2007 and 2006 was $13.11 and $16.39, respectively. The total intrinsic value of Options exercised during the nine months ended May 31, 2007 and 2006 was $6.7 million and $119.0 million, respectively.

As of May 31, 2007, there was $55.4 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Options vested during the nine months ended May 31, 2007 and 2006 was $9.5 million and $22.9 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Expected dividend yield	1.1%	0.0%	1.0%	0.0%
Risk-free interest rate	4.7% to 5.1%	4.7% to 5.1%	4.7% to 5.1%	3.7% to 5.1%
Weighted-average expected volatility	48.8%	45.7%	49.0%	49.1%
Weighted-average expected life	5.5 years	6.1 years	5.5 years	6.0 years

b. Stock Purchase and Award Plans

The Company’s 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”) was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of May 31, 2007 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2001.

In October 2001, the Board of Directors adopted a new Employee Stock Purchase Plan (the “2002 Purchase Plan” and, together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January

2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of May 31, 2007, a total of 2,283,029 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were no stock purchases under the Purchase Plans during the three months ended May 31, 2007 and 2006. There were 312,485 and 217,380 shares purchased under the Purchase Plans for the nine months ended May 31, 2007 and 2006, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Nine months ended
	May 31, 2007	May 31, 2006
Expected dividend yield	1.1%	0.0%
Risk-free interest rate	5.1%	4.4%
Weighted-average expected volatility	32.2%	20.7%
Expected life	0.5 years	0.5 years

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

In fiscal years 2006 and 2007 the Company granted certain restricted stock awards that have certain performance conditions that will be measured on August 31, 2008 and August 31, 2009, respectively, which provide a range of vesting possibilities from 0% to 200%. Accordingly, the fair value of the awards is measured on the date of grant and recognized over the requisite service period based on the number of shares that would vest if the Company achieves 100% of the performance goal. If it becomes probable, based on the Company’s performance, that more than 100% of the awarded shares will vest, additional compensation cost will be recognized. Alternatively, if the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that will vest over time.

The following table summarizes restricted stock activity from September 1, 2006 through May 31, 2007. The number of shares presented below represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2006	2,083,752	$29.78
Changes during the period
Shares granted	3,298,860	$26.47
Shares vested	(115,150)	$24.94
Shares forfeited	(78,200)	$33.47

Nonvested balance at May 31, 2007	5,189,262	$27.73

As of May 31, 2007, there was $67.9 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Note 5. Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about segments in financial statements. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

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

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net revenue
Americas	$1,150,599	$1,004,381	$3,547,617	$2,755,054
Europe	712,674	783,863	2,667,062	2,227,278
Asia	990,888	700,486	2,520,868	2,043,698
Other non-reportable operating segment	147,735	103,734	425,214	285,803

	$3,001,896	$2,592,464	$9,160,761	$7,311,833

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Depreciation expense
Americas	$14,403	$15,242	$44,190	$45,218
Europe	12,264	10,859	36,385	35,165
Asia	21,273	10,522	51,873	30,091
Other	7,108	6,634	20,719	18,528

	$55,048	$43,257	$153,167	$129,002

	2007	2006	2007	2006
Segment income and reconciliation of income before income taxes and minority interest
Americas	$55,067	$30,901	$144,683	$129,430
Europe	9,661	60,883	85,701	146,484
Asia	78,203	48,733	183,570	160,772
Other non-reportable operating segment	4,485	84	(1,590)	5,514

Total segment income	147,416	140,601	412,364	442,200
Reconciling items:
Amortization of intangibles	8,804	7,273	20,662	18,791
Restructuring and impairment charges	25,325	—	41,359	—
Other expense	3,809	3,505	3,113	8,399
Net interest (income) expense	24,481	841	50,790	(250)
Other non-allocated charges	79,658	56,072	227,316	173,984

Income before income taxes and minority interest	$5,339	$72,910	$69,124	$241,276

	2007	2006	2007	2006
Capital expenditures
Americas	$5,915	$15,406	$28,769	$53,018
Europe	37,541	11,723	86,850	36,178
Asia	33,984	29,225	91,541	66,351
Other	10,599	8,667	27,339	29,052

	$88,039	$65,021	$234,499	$184,599

	May 31, 2007	August 31, 2006
Property, plant and equipment, net
Americas	$269,932	$295,474
Europe	258,942	210,143
Asia	554,942	307,571
Other	176,861	172,074

	$1,260,677	$985,262

	May 31, 2007	August 31, 2006
Total assets
Americas	$1,376,697	$1,544,218
Europe	1,408,541	1,606,528
Asia	2,958,379	1,814,434
Other	476,051	446,550

	$6,219,668	$5,411,730

Total restructuring and impairment costs of $25.3 million and $41.4 million were charged against earnings during the three months and nine months ended May 31, 2007. Approximately $6.8 million, $14.9 million, $3.1 million and $0.5 million of restructuring and impairment costs were incurred during the three months ended May 31, 2007 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. Approximately $15.1 million, $19.2 million, $3.5 million and $3.6 million of restructuring and impairment costs were incurred during the nine months ended May 31, 2007 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. See Note 7 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal year 2006. There were no restructuring and impairment costs incurred during the three months ended May 31, 2006.

Included in the capital expenditures disclosure above, is a $20.3 million non-cash purchase of certain software license agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of these agreements.

Foreign source revenue represented 78.4% and 78.4% of net revenue for the three months and nine months ended May 31, 2007, respectively, compared to 83.1% and 83.5% for the three months and nine months ended May 31, 2006, respectively.

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

On May 2, 2006, the Company was notified by the Staff of the Securities and Exchange Commission (the “SEC”) of an informal inquiry concerning the Company’s stock option grant practices. On May 3, 2006, the Company’s Board of Directors had a meeting, which had been arranged prior to the SEC contacting the Company, to discuss the Initial Action. At that meeting, the Board of Directors appointed the Special Committee to review the allegations in the Initial Action. On May 10, 2006, the law firms representing the plaintiff in the Initial Action, along with two additional law firms, representing a purported shareholder of the Company, Robert Barone, filed a lawsuit in State Circuit Court in Pinellas County, Florida that was nearly identical to the Initial Action (with the Initial Action, collectively, the “State Derivative Actions”). On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. On July 12, 2006, the parties to the State Derivative Actions filed a stipulation and proposed order of consolidation, which also appointed co-lead counsel. The Court signed the order on July 17, 2006, consolidated the cases under the caption In re Jabil Derivative Litigation, No. 06-2917 CI-08 (the “Consolidated State Derivative Action”), and ordered that the complaint filed in the Initial Action would become the operative complaint. The Company has entered into a stipulation extending its time to respond to the Consolidated State Derivative Action until September 10, 2007.

Two federal derivative suits were also filed in the United States District Court for the Middle District of Florida, Tampa Division, on July 10, 2006 and December 6, 2006 respectively (collectively, the “Federal Derivative Actions”). The complaints assert virtually identical factual allegations and claims as in the State Derivative Actions. On January 26, 2007, the District Court consolidated the two Federal Derivative Actions under the caption In re Jabil Circuit Options Backdating Litigation, 8:06-cv-01257 (the “Consolidated Federal Derivative Action”) and appointed co-lead counsel. The Company has entered into a stipulation extending its time to respond to the Consolidated Federal Derivative Action until September 10, 2007.

On September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division encaptioned Edward J. Goodman Life Income Trust v. Jabil Circuit, Inc., et al., No. 8:06-cv-01716 against the Company and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased shares of the Company between September 19,

2001 and June 21, 2006. The complaint asserted claims under Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as under Section 20(a) of that Act. The complaint alleged that the defendants had engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that the Company had adhered to its option grant policy of granting options at the closing price of the Company’s shares on the trading date immediately prior to the date of the grant. A second putative class action, containing virtually identical legal claims and allegations of fact, encaptioned Steven M. Noe v. Jabil Circuit, Inc., et al., No., 8:06-cv-01883, was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities and Exchange Act and the rules promulgated thereunder. It contained allegations of fact and legal claims similar to the original putative class actions and, in addition, alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, Plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007.

The Special Committee of the Board has conducted its investigation and analysis of the claims asserted in the derivative actions and has concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it is not in the Company’s best interests to pursue the derivative actions. The Special Committee identified certain factors related to the Company’s controls surrounding accounting for option grants that contributed to the accounting errors that led to the restatement. The Company is cooperating fully with the Board’s Special Committee, the SEC and the U.S. Attorney’s office. As mentioned in the Explanatory Note in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, the Company has also provided the SEC with the report of independent counsel to the Audit Committee that has reviewed certain historical recognition of revenue by the Company. The Company cannot predict what effect such reviews may have. See “Risk Factors—We are involved in reviews of our historical stock option grant practices” and “We are involved in a review of our recognition of revenue for certain historical transactions.”

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

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $25.3 million and $41.4 million of restructuring and impairment costs against earnings during the three months and nine months ended May 31, 2007, respectively. The restructuring and impairment charge for the three months ended May 31, 2007 of $25.3 million, includes $12.3 million related to employee severance and benefits costs, $0.5 million related to lease commitments, $12.0 million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment charge for the nine months ended May 31, 2007 of $41.4 million, includes $20.0 million related to employee severance and benefits costs, $2.7 million related to lease commitments, $17.9 million related to fixed asset impairments and $0.8 million related to other restructuring costs. There were no charges incurred during the three months and nine months ended May 31, 2006.

Employee severance and termination benefit costs of $12.3 million and $20.0 million recorded in the three months and nine months ended May 31, 2007, respectively, are related to the elimination of approximately 4,000 and 7,000 employees, respectively, across all functions of the business in manufacturing facilities in the Americas, Europe and Asia. Lease commitment costs of $0.5 million and $2.7 million recorded in the three months and nine months ended May 31, 2007, respectively, primarily relate to future lease payments for facilities that were vacated in Europe and the Americas. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program and recorded a fixed asset impairment charge of $12.0 million and $17.9 million during the three months and nine months ended May 31, 2007, respectively.

The tables below set forth the significant components and activity in the restructuring program during the three months and nine months ended May 31, 2007 and 2006, (in thousands):

Restructuring Activity – Three Months Ended May 31, 2007

	Liability Balance at February 28, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2007
Employee severance and termination benefits	$35,898	$12,252	$632	$(11,155)	$37,627
Lease costs	9,622	552	32	(1,610)	8,596
Fixed asset impairment	—	12,047	(12,047)	—	—
Other	773	474	(291)	(82)	874

Total	$46,293	$25,325	$(11,674)	$(12,847)	$47,097

Restructuring Activity – Three Months Ended May 31, 2006 (1)

	Liability Balance at February 28, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2006
Employee severance and termination benefits	$—	$—	$—	$—	$—
Lease costs	2,680	—	—	(1,192)	1,488
Fixed asset impairment	—	—	—	—	—
Other	—	—	—	—	—

Total	$2,680	$—	$—	$(1,192)	$1,488

Restructuring Activity – Nine Months Ended May 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2007
Employee severance and termination benefits	$66,252	$19,952	$2,134	$(50,711)	$37,627
Lease costs	10,108	2,693	107	(4,312)	8,596
Fixed asset impairment	—	17,872	(17,872)	—	—
Other	749	842	(247)	(470)	874

Total	$77,109	$41,359	$(15,878)	$(55,493)	$47,097

Restructuring Activity – Nine Months Ended May 31, 2006 (1)

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2006
Employee severance and termination benefits	$—	$—	$—	$—	$—
Lease costs	4,924	—	—	(3,436)	1,488
Fixed asset impairment	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,924	$—	$—	$(3,436)	$1,488

(1)    The activity relates to historical restructuring plans. As of August 31, 2006, there was no liability relating to the historical restructuring plans recorded.

The tables below set forth the significant components and activity in the restructuring program by reportable segment during the three months and nine months ended May 31, 2007 and 2006, (in thousands):

Restructuring Activity – Three Months Ended May 31, 2007

	Liability Balance at February 28, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2007
Americas	$7,882	$6,833	$(2,435)	$(3,054)	$9,226
Europe	34,717	14,911	(7,549)	(8,997)	33,082
Asia	162	3,074	(1,763)	(52)	1,421
Other	3,532	507	73	(744)	3,368

Total	$46,293	$25,325	$(11,674)	$(12,847)	$47,097

Restructuring Activity – Three Months Ended May 31, 2006 (1)

	Liability Balance at February 28, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2006
Americas	$2,680	$—	$—	$(1,192)	$1,488
Europe	—	—	—	—	—
Asia	—	—	—	—	—
Other	—	—	—	—	—

Total	$2,680	$—	$—	$(1,192)	$1,488

Restructuring Activity – Nine Months Ended May 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2007
Americas	$10,511	$15,141	$(6,363)	$(10,063)	$9,226
Europe	63,733	19,144	(7,723)	(42,072)	33,082
Asia	368	3,475	(1,794)	(628)	1,421
Other	2,497	3,599	2	(2,730)	3,368

Total	$77,109	$41,359	$(15,878)	$(55,493)	$47,097

Restructuring Activity – Nine Months Ended May 31, 2006 (1)

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at May 31, 2006
Americas	$4,924	$—	$—	$(3,436)	$1,488
Europe	—	—	—	—	—
Asia	—	—	—	—	—
Other	—	—	—	—	—

Total	$4,924	$—	$—	$(3,436)	$1,488

(1)	The activity relates to historical restructuring plans. As of August 31, 2006, there was no liability relating to the historical restructuring plans recorded.

At May 31, 2007, liabilities of approximately $36.1 million and $7.0 million related to the 2006 Restructuring Plan are expected to be paid out within one year and two years, respectively. The remaining liability of $4.0 million for the charge related to a certain lease commitment is expected to be paid out primarily during fiscal years 2009 through 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $200.0 to $250.0 million in total restructuring and impairment costs, of which a total of $160.4 million has been recognized through May 31, 2007. Additional costs related to the restructuring plan are expected to be incurred over the course of fiscal years 2007 and 2008. The $200.0 to $250.0 million estimated range includes pre-tax restructuring charges related to employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. See Note 5 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion surrounding significant portions of the deferred tax assets and deferred tax liabilities.

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

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on third-party valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition consummated in the second quarter of fiscal year 2007. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at May 31, 2007 and August 31, 2006 (in thousands):

May 31, 2007	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$154,931	$(76,875)	$78,056
Intellectual property	85,157	(7,929)	77,228

Total	$240,088	$(84,804)	$155,284

August 31, 2006	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$155,084	$(76,329)	$78,755
Intellectual property	2,918	(966)	1,952

Total	$158,002	$(77,295)	$80,707

The weighted-average amortization period for aggregate intangible assets at May 31, 2007 is 6.1 years, which includes a weighted-average amortization period of 7.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.2 years for intellectual property.

Intangible asset amortization for the three months and nine months ended May 31, 2007 was approximately $8.8 million and $20.7 million, respectively. Intangible asset amortization for the three months and nine months ended May 31, 2006 was approximately $7.3 million and $18.8 million, respectively.

The increase in the gross carrying amount of the Company’s purchased intangible assets at May 31, 2007 was the result of the Green Point acquisition in the second quarter of fiscal year 2007, partially offset by the write-off of certain fully amortized intangible assets.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2007 (remaining three months)	$8,693
2008	32,487
2009	28,920
2010	25,926
2011	21,682
Thereafter	37,576

Total	$155,284

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2007 (in thousands):

Reportable Segment	Balance at August 31, 2006	Acquisitions and purchase accounting adjustments	Foreign currency impact	Balance at May 31, 2007
Americas	$119,850	$(78)	$2,057	$121,829
Europe	189,441	—	7,825	197,266
Asia	273,435	510,921	(5,957)	778,399
Other non-reportable segment	25,341	128	204	25,673

Total	$608,067	$510,971	$4,129	$1,123,167

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

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.2 million, based on foreign currency rates at the date of acquisition. Based on a final third-party valuation, which was completed in the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $1.4 million, goodwill of approximately $0.5 million and purchased in-process research and development of $0.3 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and five years, respectively. The purchased in-process research and development was immediately charged to research and development expense in the Condensed Consolidated Statement of Earnings during the fourth quarter of fiscal year 2006.

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

On March 31, 2006 the Company consummated the acquisition of Celetronix pursuant to the Revised Agreement. The Company acquired the Celetronix operations, excluding the memory business, in an effort to expand its presence in India and enhance customer and industry sector diversification by adding additional competencies in the consumer and peripherals industry sectors. The acquisition was accounted for under the purchase method of accounting. The purchase consideration for the transaction included approximately $152.9 million in cash paid at closing and for professional fees; the $3.8 million purchase option and $23.8 million related to the note receivable owed from Celetronix that was recorded in the Company’s current assets at the acquisition date; approximately $30.2 million outstanding accounts receivable owed from Celetronix to the Company as of the acquisition date; the assumption of certain liabilities; and certain other items. Based on a final third-party valuation, which was completed in the third quarter of fiscal year 2007, the purchase consideration resulted in purchased intangible assets of $29.3 million and goodwill of $209.9 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and ten years, respectively.

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

Subsequent to the completion of the tender offer and prior to the completion of the legal merger, the Company acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, the Company acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars).

The financial results of Green Point were included in the Company’s Consolidated Financial Statements beginning on January 16, 2007. The Company recorded a minority interest in its Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that it acquired on April 24, 2007.

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

The purchase consideration for the transaction included approximately $901.0 million in cash paid to complete the merger with Green Point and for professional fees; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on a preliminary third-party valuation, which is expected to be completed no later than the second quarter of fiscal year 2008, the Company recorded purchased amortizable intangible assets of $96.5 million, purchased intangibles with an indefinite life of $47.0 million, and goodwill of $463.2 million, based on exchange rates at the date of acquisition. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over periods of three to seven years.

Financial information related to the Green Point business is included in the Asia operating segment. Refer to Note 5 – “Segment Information” for further details.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the year and the period prior to acquisition. Pro forma adjustments arise due to additional amortization on estimated identifiable intangible assets and additional interest on the unsecured bridge credit agreement that was entered into to acquire Green Point. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition. The financial information presented below for the three months ended May 31, 2007 reflects actual results of operations as Green Point was acquired for the full three month period.

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except for per share information)
	Actual	Pro Forma	Pro Forma	Pro Forma
Net revenue	$3,001,896	$2,713,944	$9,423,443	$7,645,694

Income before taxes	$5,339	$63,287	$75,557	$218,520

Net income	$6,234	$53,688	$64,686	$186,240

Earnings per common share:
Basic	$0.03	$0.26	$0.32	$0.90

Diluted	$0.03	$0.25	$0.31	$0.87

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

Based on the Company’s delayed filing of the Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, on January 11, 2007, the purchasing bank under the Company’s asset-backed securitization program agreed to waive the requirement that the Company deliver to the bank its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the purchasing bank agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, the Company has cured all alleged defaults described above. See Note 2 – “Stock Option Litigation and Restatements” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion on the delayed filings of the Company’s financial statements.

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

At May 31, 2007, the Company had sold $404.6 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $288.6 million and retained an interest in the receivables of approximately $116.0 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $3.8 million and $11.5 million during the three months and nine months ended May 31, 2007, respectively, and approximately $3.5 million and $8.4 million during the three months and nine months ended May 31, 2006, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

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

At May 31, 2007, the Company had sold $24.6 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $24.6 million. The resulting loss on the sale of accounts receivable under this factoring agreement were insignificant for the three and nine months ended May 31, 2007 and 2006.

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

The Company uses a May 31 measurement date for substantially all of the above referenced plans. The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Service cost	$481	$432	$1,421	$1,279
Interest cost	1,575	1,171	4,650	3,469
Expected long-term return on plan assets	(1,198)	(994)	(3,538)	(2,945)
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial loss	354	136	1,045	403

Net periodic benefit cost	$1,212	$745	$3,578	$2,206

For the nine months ended May 31, 2007, the Company has made contributions of approximately $3.3 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2007 contributions to approximate $4.0 million to $4.5 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Service cost	$137	$83	$395	$241
Interest cost	26	21	77	61
Expected long-term return on plan assets	—	—	—	—
Net curtailment (gain)/loss	—	—	—	—
Recognized actuarial (gain)/loss	1	(1)	4	(2)

Net periodic benefit cost	$164	$103	$476	$300

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

On various dates during the nine months ended May 31, 2007, the Company borrowed a total of approximately $1.0 billion on the Bridge Facility to fund the acquisition of Green Point. The Company repaid $160.0 million of borrowings on the revolving facility portion of the Bridge Facility during the same period. At May 31, 2007, borrowings of $871.0 million remained outstanding under this facility.

Through the acquisition of Green Point the Company assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At May 31, 2007, approximately $5.8 million of debt is outstanding under these short term facilities, with current interest rates ranging from 2.1% to 5.3%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in US dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At May 31, 2007, approximately $55.6 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.4% to 3.0%. Approximately $8.4 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $47.2 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

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

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“Issue No. 06-03”). Under Issue No. 06-03, a company must disclose its accounting policy regarding the gross or net presentation of certain taxes. If taxes included in gross revenues are significant, a company must disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of this Issue are those that are imposed on and concurrent with a specific revenue-producing transaction. Taxes assessed on an entity’s activities over a period of time, such as gross receipts taxes, are not within the scope of the issue. Issue No. 06-03 is effective for the first annual or interim reporting period beginning after December 15, 2006. The Company adopted the provisions of EITF Issue No. 06-03 on March 1, 2007. The Company presents applicable taxes on a net basis in our consolidated financial statements. The adoption of Issue No. 06-03 did not have a material impact on the Company’s financial statements and disclosures.

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

Note 14. Events of Default

On November 21, 2006, the lenders under the Company’s $500.0 million unsecured revolving credit facility agreed to waive the requirement that the Company deliver to the lenders its quarterly and annual financial statements until February 2, 2007. A second waiver was obtained on January 11, 2007 which further extended the requirement that the Company deliver its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of 5.875% Senior Notes outstanding. A third waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. At May 31, 2007, there were no borrowings outstanding under this credit facility.

Similarly, on January 11, 2007, the lenders under the Company’s $1.0 billion unsecured bridge credit agreement agreed to waive the requirement that the Company deliver to the lenders its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. A second waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that the Company deliver to the bank its annual financial statements until the earlier of July 2, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that the Company deliver to the bank its quarterly financial statements until the earlier of August 1, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. At May 31, 2007, $871.0 million in borrowings are outstanding under that credit facility.

In addition, the indenture governing the Company’s 5.875% Senior Notes requires delivery of the Company’s quarterly and annual financial statements to the bond trustee within 15 days after the deadline for filing the financial statements with the SEC (as extended by Form 12b-25). As these filing deadlines were not met by the Company for the Form 10-K for the fiscal year ended August 31, 2006 and the Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, the holders of 25% of the outstanding amount of the 5.875% Senior Notes could have required the Company to deliver its financial statements within 60 days, and if the Company failed to satisfy such a delivery requirement they could have declared all related unpaid principal and premium, if any, and accrued interest on the notes then outstanding to be immediately due and payable. As of May 31, 2007, there is approximately $297.0 million of aggregate unpaid principal outstanding on the above mentioned notes. The holders of the 5.875% Senior Notes did not deliver such a 60-day notice to the Company.

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

As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, the Company has cured all alleged defaults described above.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the nine months ended May 31, 2007, our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, NEC Corporation, Nokia Corporation, Royal Philips Electronics, Sharp Corporation, Tellabs, Inc., and Valeo S.A.

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

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for further discussion. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that we acquired on April 24, 2007.

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

Summary of Results

Net revenue for the third quarter of fiscal year 2007 increased approximately 15.8% to $3.0 billion compared to $2.6 billion for the same period of fiscal year 2006. Year-over-year our sales levels during the third quarter of fiscal year 2007 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year represents stronger market share with our existing programs; and organic growth from new and existing customers as vertical companies continue to convert to an outsourced model, as well as additional sales related to certain recent business acquisitions. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for discussion of our recent business acquisitions. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). Based on the analysis completed to date, we currently expect to recognize approximately $200.0 to $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs in the fourth quarter of fiscal year 2006, as well as the first three consecutive quarters of fiscal year 2007 and currently expect to recognize the remaining portion over the remainder of fiscal year 2007 and through fiscal year 2008. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month and nine-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net revenue	$3,001,896	$2,592,464	$9,160,761	$7,311,833
Gross profit	$218,989	$187,643	$582,484	$568,113
Operating income	$33,629	$77,256	$123,027	$249,425
Net income	$6,234	$64,226	$61,511	$210,137
Earnings per share – basic	$0.03	$0.31	$0.30	$1.01
Earnings per share – diluted	$0.03	$0.30	$0.30	$0.98
Cash dividend per share – declared	$0.07	$0.07	$0.21	$0.07

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31, 2007	February 28, 2007	November 30, 2006	August 31, 2006
Sales cycle	25 days	29 days	23 days	14 days
Inventory turns	8 turns	7 turns	8 turns	8 turns
Days in accounts receivable	40 days	41 days	42 days	39 days
Days in inventory	47 days	50 days	46 days	47 days
Days in accounts payable	62 days	62 days	65 days	72 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2007, days in accounts receivable decreased one day to 40 days from the prior sequential quarter as a result of timing of sales and cash collection efforts during the quarter. Days in inventory decreased three days to 47 days from the prior sequential quarter, while inventory turns increased one turn to eight turns. The decrease in days in inventory was primarily due to a reduction in inventory levels as a result of improved inventory management. During the three months ended May 31, 2007 days in accounts payable remained consistent at 62 days from the prior sequential quarter.

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

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities and the transition of certain facilities into new customer development sites. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our current restructuring program refer to Note 7—“Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7%	92.8%	93.6%	92.2%

Gross profit	7.3%	7.2%	6.4%	7.8%
Operating expenses:
Selling, general and administrative	4.7%	3.5%	4.0%	3.8%
Research and development	0.3%	0.4%	0.3%	0.3%
Amortization of intangibles	0.3%	0.3%	0.2%	0.3%
Restructuring and impairment charges	0.8%	0.0%	0.5%	0.0%

Operating income	1.2%	3.0%	1.4%	3.4%
Other expense (income)	0.1%	0.2%	0.0%	0.1%
Interest income	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Interest expense	1.0%	0.2%	0.7%	0.2%

Income before income taxes and minority interest	0.2%	2.8%	0.8%	3.3%

Income tax (benefit) expense	(0.0)%	0.3%	0.1%	0.4%
Minority interest	0.0%	0.0%	0.0%	0.0%

Net income	0.2%	2.5%	0.7%	2.9%

Net Revenue. Our net revenue for the three months ended May 31, 2007 increased 15.8% to $3.0 billion, from $2.6 billion for the three months ended May 31, 2006. The increase for the three months ended May 31, 2007 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors, as well as additional sales related to certain recent business acquisitions. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for discussion of our recent business acquisitions. Specific industry sector increases include a 176% increase in the sale of networking products; a 32% increase in the sale of other products; a 27% increase in the sale of peripheral products; a 16% increase in the sale of instrumentation and medical products; a 11% increase in the sale of automotive products; and a 9% increase in the sale of computing and storage products. The increased sales levels were largely due to the addition of new customers and organic growth in these industry sectors. These increases were partially offset by a 20% decrease in the sale of consumer products which is primarily related to the transition of business mix in the consumer product sector.

Our net revenue for the nine months ended May 31, 2007 increased 25.3% to $9.2 billion, from $7.3 billion for the nine months ended May 31, 2006. The increase for the nine months ended May 31, 2007 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors, as well as additional sales related to certain recent business acquisitions. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for discussion of our recent business acquisitions. Specific industry sector increases include a 121% increase in the sale of networking products; a 45% increase in the sale of other products; a 27% increase in the sale of peripheral products; a 25% increase in the sale of instrumentation and medical products; a 25% increase in the sale of computing and storage products; a 5% increase in the sale of automotive products; and a 4% increase in the sale of consumer products. The increased sales levels were largely due to the addition of new customers and organic growth in these industry sectors. These increases were partially offset by a 13% decrease in the sale of telecommunications products.

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

	Three months ended		Nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Automotive	5%	5%	5%	6%
Computing and Storage	11%	12%	11%	11%
Consumer	26%	38%	30%	37%
Instrumentation and Medical	18%	18%	17%	17%
Networking	21%	9%	19%	11%
Peripherals	9%	8%	8%	7%
Telecommunications	5%	6%	5%	7%
Other	5%	4%	5%	4%

Total	100%	100%	100%	100%

Foreign source revenue represented 78.4% and 78.4% of net revenue for the three months and nine months ended May 31, 2007, respectively. This is compared to 83.1% and 83.5% of net revenue for the three months and nine months ended May 31, 2006, respectively. We currently expect our foreign source revenue to increase as a percentage of net revenue due to expansion in China, Eastern Europe, India and Taiwan.

Gross Profit. Gross profit increased to 7.3% of net revenue for the three months ended May 31, 2007 from 7.2% of net revenue for the three months ended May 31, 2006. The percentage increase was primarily due to certain higher than anticipated expenses that were incurred during the three months ended May 31, 2006. These included a delay in the ramping of specific electromechanical tooling operations, which resulted in excess costs; certain material and labor costs associated with the ramping of a new program for an existing customer in our repair and warranty operations in the Americas region; and various operational execution issues in one of our U.S. operations, some of which was associated with strong demand and the ramping of new programs. The percentage increase was partially off-set by certain factors occurring in the third quarter of fiscal year 2007. These factors include 1) having a higher portion of materials-based revenue, driven in part by growth in our networking sector and 2) inefficiencies in our current consumer model which has adversely impacted margins. As a result of these factors, we are shifting to a more integrated model with one customer and shifting to a more vertical solution that will integrate our Green Point services for another significant customer. In addition, we have exited production of targeted products in the consumer section.

Gross profit decreased to 6.4% of net revenue for the nine months ended May 31, 2007 from 7.8% of net revenue for the nine months ended May 31, 2006. The percentage decrease for the nine month period was partially due to having a higher portion of materials-based revenue, driven in part by growth in our networking sector. In addition, due to the inefficiencies in our current consumer model which has adversely impacted margins, we are shifting to a more integrated model with one customer and shifting to a more vertical solution that will integrate our Green Point services for another significant customer. In addition, we have exited production of targeted products in the consumer section.

Selling, General and Administrative. Selling, general and administrative expenses for the three months and nine months ended May 31, 2007 increased to $140.7 million (4.7% of net revenue) and $370.5 million (4.0% of net revenue) respectively, compared to $93.5 million (3.5% of net revenue) and $275.1 million (3.8% of net revenue) for the three months and nine months ended May 31, 2006, respectively. The absolute dollar increase for the three months and nine months ended May 31, 2007 was largely due to increased costs primarily in Eastern Europe and Asia to support our operational growth and expansion within those areas; the acquisition of Green Point in April 2007; incremental stock-based compensation expense associated with our annual grant of stock-based awards to employees; and legal and accounting expenses incurred during the quarter related to the independent stock option review that was performed. In addition to the factors discussed above, the increase in selling, general and administrative expense for the nine months ended May 31, 2007 was also due to the acquisition of Celetronix in March 2006.

Research and Development. Research and development expenses for the three months and nine months ended May 31, 2007 increased to $10.5 million (0.3% of net revenue) and $27.0 million (0.3% of net revenue), respectively compared to $9.6 million (0.4% of net revenue) and $24.8 million (0.3% of net revenue) for the three months and nine months ended May 31, 2006, respectively. The increase is attributed to growth in our product development activities related to new platform designs, including cell phone modules, wireless and broadband access products, consumer entertainment products, and enterprise storage products. We also continued efforts in new product technologies and the related production design process; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $8.8 million and $20.7 million of amortization of intangible assets for the three months and nine months ended May 31, 2007, respectively, as compared to $7.3 million and $18.8 million for the three months and nine months ended May 31, 2006, respectively. The increase in both the three months and nine months ended May 31, 2007 as compared to the same periods in fiscal year 2006 is primarily attributed to certain amortizable intangible assets that were acquired in the acquisition of Green Point in the second quarter of fiscal year 2007, partially offset by the write-off of certain fully amortized intangible assets. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. During the fourth quarter of fiscal year 2006, we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). In conjunction with the 2006 Restructuring Plan we charged an additional $25.3 million and $41.4 million of restructuring and impairment costs against earnings during the three months and nine months ended May 31, 2007, respectively. The restructuring and impairment charge for the three months ended May 31, 2007 of $25.3 million, includes $12.3 million related to employee severance and benefits costs, $0.5 million related to lease commitments, $12.0 million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment charge for the nine months ended May 31, 2007 of $41.4 million, includes $20.0 million related to employee severance and benefits costs, $2.7 million related to lease commitments, $17.9 million related to fixed asset impairments and $0.8 million related to other restructuring costs. There were no charges incurred during the three months and nine months ended May 31, 2006.

The restructuring and impairment charges incurred through May 31, 2007 related to the 2006 Restructuring Plan of $123.3 million include cash costs totaling $101.4 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006 and $55.5 million was paid in the first three consecutive quarters of fiscal year 2007. The cash costs consist of employee severance and benefits costs of approximately $87.4 million, costs related to lease commitments of approximately $12.8 million and other restructuring costs of $1.2 million. Non-cash costs of approximately $21.9 million primarily represent fixed asset impairment charges related to our restructuring activities.

At May 31, 2007, liabilities of approximately $36.1 million and $7.0 million related to the 2006 Restructuring Plan are expected to be paid out within one year and two years, respectively. The remaining liability of $4.0 million for the charge related to a certain lease commitment is expected to be paid out primarily during fiscal years 2009 through 2011.

Beginning in fiscal year 2008, as a result of the restructuring activities completed through May 31, 2007 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $139.0 million that would otherwise have been incurred if the restructuring activities had not been completed during the fourth quarter of fiscal year 2006 through the third quarter of fiscal year 2007. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $126.5 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $6.0 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $6.5 million. The majority of these annual cost savings will be reflected in cost of revenue, with a small portion being reflected in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs to be incurred by those lower cost plants that will need to increase employee headcount in order to meet the requirements of the inherited production. After considering these cost savings offsets, we currently expect to realize net annual cost savings in the range of approximately $10.0 million to $20.0 million beginning in fiscal year 2008 that would otherwise have been incurred if the restructuring activities had not been completed during the fourth quarter of fiscal year 2006 through the third quarter of fiscal year 2007. For further discussion of the current restructuring program, see “Overview – Summary of Results” above, and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Other Expense. We recorded other expense of $3.8 million for the three months ended May 31, 2007 as compared to other expense of $3.5 million for the three months ended May 31, 2006. The increase in other expense for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006 was primarily due to an increase in the amount of receivables sold under our securitization program during the three months ended May 31, 2007. In October 2006, an amendment to the securitization program increased net cash proceeds from $250.0 million to $325.0 million. We recorded other expense of $3.1 million for the nine months ended May 31, 2007 as compared to other expense of $8.4 million for the nine months ended May 31, 2006. Other expense for the nine months ended May 31, 2007 was comprised of $11.5 million of other expense related to receivables sold under our securitization program, off-set by $8.4 million of other income related to proceeds received in the first quarter of fiscal year 2007 in connection with facility closure costs. Other expense for the nine months ended May 31, 2006 of $8.4 million was comprised entirely of expense on the sale of accounts receivable under the securitization program. The $3.1 million increase in expense associated with the securitization program for the nine months ended May 31, 2007 as compared to the nine months ended May 31, 2006 was primarily due to an increase in the amount of receivables sold under the program during the nine months ended May 31, 2007. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $4.0 million and $10.3 million for the three months and nine months ended May 31, 2007, respectively, from $5.0 million and $15.6 million for the three months and nine months ended May 31, 2006, respectively. The decrease was primarily due to decreased levels of operating cash, cash deposits and cash equivalents during the three months and the nine months ended May 31, 2007 as compared to the same periods in fiscal year 2006, due to the repayment of outstanding borrowings under our debt arrangements.

Interest Expense. Interest expense increased to $28.5 million and $61.1 million for the three months and nine months ended May 31, 2007, respectively, from $5.8 million and $15.4 million for the three months and nine months ended May 31, 2006, respectively. The increase was primarily a result of increased borrowing under our revolving credit facility, as well as borrowings under our unsecured bridge credit agreement (the “Bridge Facility”) that was entered into on December 21, 2006, primarily to fund the tender offer and merger with Taiwan Green Point Enterprises Co., Ltd.

Income Taxes. Income tax expense (benefit) reflects an effective tax rate of (8.8%) and 11.6% for the three months and nine months ended May 31, 2007, respectively, as compared to an effective rate of 11.9% and 12.9% for the three months and nine months ended May 31, 2006, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary, and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

We have substantially completed construction and commenced operations in our new manufacturing facilities in Ranjangaon, India and Wuxi, China, and we will continue to invest in these facilities as production ramps into fiscal year 2007. We recently began construction of a new facility in Uzhgorod, Ukraine and currently expect to commence operations in this facility in the fourth quarter of fiscal year 2007. In addition, we have begun construction of an additional facility in Huangpu, China which is expected to be substantially complete by the first quarter of fiscal year 2007. We also began construction on a new manufacturing facility in Chennai, India during the first quarter of fiscal year 2007. During the third quarter of fiscal year 2007, we began construction on an expansion to our existing facility in Kwidzyn, Poland.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 9 – “Business Acquisitions”, we entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid cash of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that we acquired on April 24, 2007.

Seasonality

Production levels for our consumer and automotive industry sectors are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.

Dividends

The following table sets forth certain information relating to our cash dividends paid to common stockholders during fiscal years 2006 and 2007.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except per share data)
Fiscal year 2006:	May 4, 2006	$0.07	$14,855	May 15, 2006	June 1, 2006
	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At May 31, 2007, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine months ended
	May 31, 2007	May 31, 2006
Net cash (used in) provided by operating activities	$(60,975)	$270,197
Net cash used in investing activities	(974,148)	(337,675)
Net cash provided by financing activities	774,296	108,979
Effect of exchange rate changes on cash	45,622	17,307

Net (decrease) increase in cash and cash equivalents	$(215,205)	$58,808

We used $61.0 million of cash from operating activities for the nine months ended May 31, 2007. This consisted primarily of $554.6 million of a decrease in accounts payable and accrued expenses, offset by $173.8 million of non-cash depreciation and amortization charges, $134.4 million of a decrease in accounts receivable, and $118.6 million of a decrease in inventory. The decrease in accounts payable and accrued expenses was due primarily to the timing of purchases in the third quarter of fiscal year 2007.

Net cash used in investing activities for the nine months ended May 31, 2007 was $974.1 million. This consisted primarily of $771.4 million for net business acquisitions, net of cash acquired, which largely relates to our acquisition of Green Point and $214.2 million for our capital expenditures of manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India. These expenditures were offset by $11.4 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2007 was $774.3 million. This resulted from approximately $3.4 billion of proceeds from borrowings under our debt agreements during the nine months ended May 31, 2007, which primarily included $2.2 billion of borrowings under our unsecured revolving credit facility and $1.0 billion of borrowings under our unsecured bridge credit agreement. These borrowings were offset by approximately $2.6 billion of payments toward debt agreements during the nine months ended May 31, 2007, which primarily included $2.2 billion toward the repayment of borrowings under our unsecured revolving credit facility, $160.0 million toward the repayment of borrowing under the revolving facility portion of our unsecured bridge credit agreement, $92.0 million toward the repayment of borrowings under our short-term working capital facility for an Indian subsidiary and $80.9 million toward the repayment of various debt instruments assumed as part of the Green Point acquisition.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at May 31, 2007. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date we become current on these filings, Jabil will be classified as a “well-known seasoned issuer,” thereby allowing the Company to take advantage of the simplified registration procedures. At this time, the Company is still evaluating whether to file a new “shelf” registration statement.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to issue shares under our shelf registration until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we became current on those filings.

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

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, on November 21, 2006, the lenders under our Unsecured Revolver agreed to waive the requirement that we deliver to the lenders our quarterly and annual financial statements until February 2, 2007. A second waiver was obtained on January 11, 2007 which further extended the requirement that we deliver our quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of 5.875% Senior Notes outstanding. A third waiver was received on May 2, 2007 in which the lenders agreed (i) to waive the requirement that we deliver to the bank our annual financial statements until the earlier of July 2, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that we deliver to the bank our quarterly financial statements until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, the waivers received revised the indebtedness to EBITDA ratio and the interest coverage ratio to allow for a greater level of debt to be outstanding and for a higher level of interest to be incurred during the specified periods, respectively. As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, the Company has cured all alleged defaults described above.

On various dates during the third quarter of fiscal year 2007, we had multiple borrowings which totaled $744.0 million on the Unsecured Revolver to fund working capital needs. We repaid $818.0 million of borrowings on the Unsecured Revolver during the same three month period. At May 31, 2007, there were no outstanding under this facility.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. As a result of an amendment in April 2004, the program was increased to an amount up to $120.0 million of net cash proceeds at any one time. As a result of a second amendment in February 2005, the program was renewed and increased to an amount up to $145.0 million of net cash proceeds at any one time. The program was increased to an amount up to $175.0 million of net cash proceeds at any one time by a third amendment in May 2005. A fourth amendment in November 2005 increased the program to an amount up to $250.0 million of net cash proceeds at any one time. As a result of a fifth amendment in February 2006, the program was renewed. The program was increased up to an amount of $325.0 million of net cash proceeds at any one time as a result of a sixth amendment in October 2006. As a result of a seventh amendment to the securitization program in February 2007, the program was renewed until February 2008. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of average outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due. As of May 31, 2007, we had sold $404.6 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $288.6 million and retained an interest in the receivables of approximately $116.0 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $3.8 million and $11.5 million during the three and nine months ended May 31, 2007, respectively, and approximately $3.5 million and $8.4 million during the three and nine months ended May 31, 2006, respectively, which are recorded as an other expense on the Condensed Consolidated Statement of Earnings.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filings of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, on January 11, 2007, the purchasing bank under the Company’s asset-backed securitization program agreed to waive the requirement that the Company deliver to the bank its quarterly and annual financial statements until the earlier of May 3, 2007 or 45 days after the Company receives a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. In addition, a second waiver was obtained on May 2, 2007 in which the purchasing bank agreed (i) to waive the requirement that we deliver to the bank our annual financial statements until the earlier of July 2, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding and (ii) to waive the requirement that we deliver to the bank our quarterly financial statements until the earlier of August 1, 2007 or 45 days after we receive a notice of default from the trustee or holders of 25% of the principal amount of the 5.875% Senior Notes outstanding. As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, the Company has cured all alleged defaults described above.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.9 million based on currency exchange rates at May 31, 2007.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At May 31, 2007, borrowings of 17.3 million Euros (approximately $23.3 million based on currency exchange rates at May 31, 2007) were outstanding under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At May 31, 2007, borrowings of 375.0 million Indian rupees (approximately $9.2 million based on currency exchange rates at May 31, 2007) were outstanding under this facility and incurring interest at an average rate of 13.5%.

During the third quarter of fiscal year 2006, we assumed a short-term Chinese yuan renmimbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determined the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. On November 9, 2006, the pre-existing agreement expired and the Company repaid the 15.0 million Chinese yuan renmimbi outstanding on that date. Also on November 9, 2006, the Company negotiated a new loan agreement with a maximum borrowing limit of 20.0 million Chinese yuan renmimbi. Under the terms of the agreement, borrowings were due and payable six months after the draw-down date. The loan agreement expired on May 8, 2007. There were no borrowings outstanding under this facility upon expiration.

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $124.0 thousand based on currency exchange rates at May 31, 2007). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At May 31, 2007, the balance of the financing obligation is approximately 2.7 million pounds sterling (approximately $5.2 million based on currency exchange rates at May 31, 2007).

During the fourth quarter of fiscal year 2006, we entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. During the first quarter of fiscal year 2007, the working capital facility was increased to $60.0 million. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At May 31, 2007, borrowings of $15.2 million were outstanding under this facility.

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

On various dates during the nine months ended May 31, 2007, we borrowed a total of approximately $1.0 billion on the Bridge Facility to fund the acquisition of Green Point. During the same nine month period we repaid $160.0 million of borrowings on the revolving facility portion of the Bridge Facility. At May 31, 2007, borrowings of $871.0 million remained outstanding under this facility.

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

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006, as well as the delay in filing our Form 10-Q for the fiscal periods ended November 30, 2006 and February 28, 2007, we have obtained all of the necessary covenant waivers for all other material debt instruments that have not been previously discussed above. As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007, the Company has cured all alleged defaults described above. See Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and Note 14 – “Events of Default” to the Condensed Consolidated Financial Statements for further discussion.

Through the acquisition of Green Point the Company assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At May 31, 2007, approximately $5.8 million of debt is outstanding under these short term facilities, with current interest rates ranging from 2.1% to 5.3%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in US dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At May 31, 2007, approximately $55.6 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.4% to 3.0%. Approximately $8.4 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $47.2 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

During the second quarter of fiscal year 2007, we entered into a three year, $20.3 million loan agreement with a vendor. In exchange for this loan, we received various software licenses that were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At May 31, 2007, $16.9 million is outstanding under this loan agreement.

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $200.0 million to $250.0 million, principally for machinery and equipment across all segments, and expansion in Eastern Europe, Asia and India. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the payment of approximately $36.1 million for current restructuring activities, and our working capital requirements for the next twelve months. Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of May 31, 2007 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and long-term lease obligations	$1,324,034	$939,571	$66,820	$316,953	$690
Future interest on notes payable and long-term debt	65,844	20,758	41,059	3,987	40
Operating lease obligations	189,324	51,245	64,745	35,282	38,052
Estimated future benefit plan payments	59,706	4,754	10,801	12,083	32,068

Total contractual cash obligations	$1,638,908	$1,016,328	$183,425	$368,305	$70,850

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The aggregate notional amount of outstanding contracts at May 31, 2007 was $1.2 billion. The fair value of these contracts amounted to a $6.4 million asset recorded in prepaid and other current assets and a $4.1 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at May 31, 2007. The forward contracts will settle in British pounds, Chinese Yuan renmimbi, Euro dollars, Hungarian forints, Japanese yen, Mexican pesos, Malaysian ringgit, Polish zloty, Singapore dollars, New Taiwan dollars and U.S. dollars.

We entered into several individual Taiwanese dollar foreign currency swap arrangements in connection with our tender offer for Taiwan Green Point Enterprises Co., Ltd. (“Green Point”). These New Taiwan dollar foreign currency swap arrangements had a notional value of 17.0 billion New Taiwan dollars as of May 31, 2007 (approximately $513.6 million based on currency exchange rates at May 31, 2007) and the related non-deliverable forward contracts had a notional value of 10.0 billion New Taiwan dollars as of May 31, 2007 (approximately $302.9 million based on currency exchange rates at May 31, 2007). See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for further discussion on the Green Point acquisition.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2007, we had no outstanding investments.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Unsecured Revolver, short-term Indian working capital facility, and Indian credit facility. There was no balance outstanding under our Unsecured Revolver at May 31, 2007. There was $15.2 million and $9.2 million outstanding, respectively, on our short-term Indian working capital facility and Indian credit facility at May 31, 2007.

We pay interest on outstanding borrowings under our Bridge Facility at interest rates that fluctuate based upon changes in various base interest rates. There was $871.0 million outstanding on our Bridge Facility at May 31, 2007.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of 17.3 million Euros (approximately $23.3 million based on currency exchange rates at May 31, 2007) outstanding under this loan agreement at May 31, 2007.

We pay interest on outstanding borrowings we assumed as a result of the Green Point acquisition at both fixed and variable rates. At May 31, 2007, approximately $5.8 million of debt is outstanding under short term facilities, with current interest rates ranging from 2.1% to 5.3%. At May 31, 2007, approximately $55.6 million of debt is outstanding under long term facilities, with current interest rates ranging from 2.4% to 3.0%.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2007. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

For our fiscal quarter ended May 31, 2007, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended May 31, 2007, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions as set forth above, notwithstanding those improvements and modifications.

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

On January 12, 2007, we obtained a controlling interest in Green Point. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of May 31, 2007 did not include the internal control over financial reporting of the acquired operations of Green Point. Green Point is included in our condensed consolidated financial statements beginning in February 2007. As part of our integration of Green Point, we continue to evaluate Green Point’s internal controls over financial reporting and address controls that we note need improvement. From the date we obtained controlling interest in Green Point to May 31, 2007, the processes and systems of Green Point’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

As more fully described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, we are involved in certain ongoing litigation matters, an SEC inquiry and have received a subpoena from a U.S. attorney’s office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices and provided the results of those reviews to the SEC. For further discussion, please see Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. Additional relevant information is set forth below.

Since May 15, 2007, the date on which we filed our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, the only developments that may be material are that in June 2007 the defendants in the Consolidated Federal Derivative Action (as defined in Note 6 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements) each entered into stipulations which extend the time to respond to each of the respective Actions until September 10, 2007.

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

Finally, as a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filing of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to register our securities on Form S-3 for sale of our securities by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date we become current on those filings. Until then, we would have to use a Form S-1 registration statement or issue securities in transactions exempt from registration to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

We derived 78.4% and 78.4% of net revenue from international operations for the three months and nine months ended May 31, 2007 compared to 83.1% and 83.5% for the three months and nine months ended May 31, 2006. We currently expect our revenue from international operations to increase as a percentage of net revenue due to expansion in China, Eastern Europe, India and Taiwan. We currently operate outside the United States in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sao Paulo, Brazil; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Caserta and Bergamo, Italy; Gotemba, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, the Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu and Taichung, Taiwan; and Uzhgorod, Ukraine. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we recently initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges in the range of $200.0 million to $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During the first three consecutive quarters of fiscal year 2007, we recorded restructuring and impairment charges of $41.4 million. We expect additional costs related to the restructuring plan to be incurred over the course of fiscal year 2007 and 2008. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

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

Compliance or the failure to comply with current and future environmental laws or regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes or recycling of products we manufacture. If we fail to comply with any present and future regulations, we could be subject to future liabilities, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product or with changes in our procurement and inventory management activities.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted.

For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), for implementation in each country that is a member of the European Union. RoHS and WEEE require those countries to regulate the use of certain hazardous substances in, and the collection, reuse and recycling of waste from certain products that use or generate electricity. In some cases, different jurisdictions may have different interpretations of RoHS and WEEE. We are also aware of similar legislation that is currently in force or is being considered in the United States, as well as other countries, such as Japan, Korea, Argentina and China. We will continue to monitor these developments to determine our responsibilities. Because we manufacture the products and may provide design, including collaborative design services and turnkey solutions, and compliance-related services for our customers, we may at times become contractually or directly subject to such regulations. Our failure to comply with any applicable regulatory requirements or with contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the jurisdictions implementing them.

Certain of our existing stockholders have significant control.

At May 31, 2007, our executive officers, directors and certain of their family members collectively beneficially owned 13.5% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval, and (3) the affairs and policies of Jabil.

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

Our credit rating has recently been downgraded by our rating agencies and is subject to further change.

Our credit is rated by credit rating agencies. As of November 13, 2006, our 5.875% Senior Notes were rated BBB- by Fitch Ratings (“Fitch”), Baa3 by Moody’s Investor Service (“Moody’s”), and BBB- by Standard and Poor’s Rating Service (“S&P”), which are all considered “investment grade” debt. In response to our earnings release for our third quarter of fiscal year 2006, Moody’s revised its outlook to negative. Subsequently, in response to our announcement of the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) tender offer and the announcement that we were restating prior fiscal periods to reflect additional stock-based compensation expense, S&P and Fitch each revised their respective outlooks to negative and Moody’s placed our ratings on review for possible downgrade. Further, on February 27, 2007, Moody’s downgraded our 5.875% Senior Notes to a rating of Ba2 and our corporate family rating (“CFR”) to a Ba1 due to the related implications of the delayed filing of our Annual Report on Form 10-K, the stock-based compensation investigation being performed by the Special Committee, increased levels of projected cash needs and the risks associated with the Green Point acquisition, as well as increased levels of debt. See Note 2 – “Stock Option Litigation and Restatements” and Note 17 – “Subsequent Events” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 for further discussion on these events. On May 31, 2007, Moody’s revised its outlook for the CFR to negative and upgraded our 5.875% Senior Notes to a rating of Ba1. Although the 5.875% Senior Notes continue to be considered “investment grade” debt by S&P and Fitch, the 5.875% Senior Notes are no longer considered “investment grade” debt by Moody’s. The recent upgrade by Moody’s has decreased our cost of capital for borrowings under our revolving credit facilities and bridge credit facility. However, a further downgrade of our credit rating by two or more of the credit rating agencies may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us or at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.

For more than five years, we have financed our operations, capital expenditures and acquisitions with cash flow from operations and indebtedness. As of May 31, 2007, our debt obligations consisted of $871.0 million outstanding under our Bridge Facility, $297.0 million outstanding under our 5.875% Senior Notes and approximately $156.0 million outstanding under various bank loans to certain of our foreign subsidiaries. We are currently actively seeking a refinancing of our Bridge Facility. We have also obtained amendments to our Bridge Facility and Unsecured Revolver that allow us to increase the level of our indebtedness to EBITDA ratio, through May 31, 2007, to allow for a greater level of debt to be outstanding during the specified periods.

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

We also could incur a significant amount of debt in the future.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

Jabil Circuit, Inc. Registrant

Date: July 6, 2007	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President/CEO

Date: July 6, 2007	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.