Form 10-K
period 2007-08-31
JABIL CIRCUIT INC
filed 2007-10-25
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

Large accelerated filer  ☒                        Accelerated filer  ☐                        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2007 was approximately $4.9 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on October 12, 2007, was 208,070,994. The Registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on January 17, 2008 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2007 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants and revenue recognition being conducted by governmental authorities and related litigation and any ramifications thereof;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•

our ability to take advantage of our past and current restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics and mechanical design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage, and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Based on net revenue for the fiscal year ended August 31, 2007, our largest customers currently include Cisco Systems, Inc., EMC Corporation, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance, NEC Corporation (“NEC”), Nokia Corporation, Royal Philips Electronics (“Philips”), Tellabs, Inc., and Valeo S.A. (“Valeo”). For the fiscal year ended August 31, 2007, we had net revenues of approximately $12.3 billion and net income of approximately $73.2 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the United States. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash in the total amount of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a syndicate of banks on December 21, 2006. See Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for further discussion. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that we acquired on April 24, 2007.

Green Point specializes in the design and production of advanced plastics and metals for the mobile products market. We acquired these operations to enhance our position in the mobile products market and to offer end-to-end capability with long-term growth prospects.

On September 1, 2007, we reorganized our manufacturing business into a Consumer Electronics division and an Electronic Manufacturing Services (“EMS”) division. Our After-Market Services (“AMS”) division will continue to provide warranty and repair services to certain of our manufacturing customers, but primarily to other customers. We believe that these divisions will provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain and delivery. The Consumer Electronics division has dedicated resources designed to meet the particular needs of the consumer products industry. The division focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. We intend that the Consumer Electronics division, as a result of its dedicated design resources combined with its vertically integrated supply chain solutions and certain existing and planned manufacturing operations, will provide a focused complement of assets to provide low cost solutions for consumer electronics customers. The EMS division focuses on the traditional and emerging electronic manufacturing services business sectors. Traditional sectors, characterized by longer historical use of the electronics outsourcing model, include networking, computing, storage and telecommunications businesses. Emerging sectors are newer to the outsourcing model and include the automotive, medical, industrial, instrumentation, defense and aerospace sectors.

Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available the following financial filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document.

Industry Background

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing instead of internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past three years. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets. Factors driving companies to favor outsourcing include:

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronics and mechanical design, production, product management and after-market services. To achieve this objective, we continue to pursue the following strategies:

•

Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the last three years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•

Utilize Business Units. Each of our business units is dedicated to one customer and operates with a high level of autonomy, utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•

Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

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

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•

Business Units. Each of our business units is dedicated to one customer and is empowered to formulate strategies tailored to individual customer needs. Each business unit has dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

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

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Shanghai, China; St. Petersburg, Florida; Jena, Germany; Mumbai, India; Tokyo, Japan; Penang, Malaysia; Auburn Hills, Michigan; and Hsinchu and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

As we increase our efforts to offer design services, we are exposed to different or greater potential liabilities than those we face from our regular manufacturing services. See “Risk Factors – Our increasing design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.”

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

Our After-Market Services

As an extension of our manufacturing model and an enhancement to our total global solution, we offer after-market services from strategic hub locations. Jabil after-market service centers provide warranty and repair services to certain of our manufacturing customers’ but primarily to other customers. We have the ability to service our customers’ products following completion of the traditional manufacturing and fulfillment process.

Our after-market service centers are located in: Sao Paulo, Brazil; Shanghai, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Louisville, Kentucky; Penang, Malaysia; Chihuahua and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgozcz, Poland; Memphis, Tennessee; and Round Rock and McAllen, Texas.

Technology

We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our research and development (“R&D”) efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies. These technologies include surface mount technology, high-density ball grid array, chip scale packages, flip chip/direct chip attach, advanced chip-on-board, thin substrate processes, reflow solder of mixed technology circuit boards, lead-free processing, densification, and other testing and emerging interconnect technologies. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

To meet our customers’ increasingly sophisticated needs, we continually engage in R&D activities. These activities include design of the PCBA, mechanical design and the related production design necessary to manufacture the PCBA in the most cost-effective and reliable manner.

We are engaged in the R&D of new reference and product designs including networking and server products, cell phone products, wireless and broadband access products, consumer products and storage products. We are also engaged in internal R&D efforts, which focus on televisions, set-top boxes, new optical, test engineering, radio frequency and wireless failure analysis technologies.

For fiscal years 2007, 2006 and 2005, we expended $36.4 million, $35.0 million and $22.5 million, respectively, on R&D activities.

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

	Fiscal Year Ended August 31,
	2007	2006	2005
Cisco Systems, Inc.	15%	*	*
Nokia Corporation	13%	21%	13%
Royal Philips Electronics	*	12%	14%
Hewlett-Packard Company	*	*	10%

*	less than 10% of net revenue

Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Fiscal Year Ended August 31,
	2007	2006	2005
Consumer	29%	36%	29%
Networking	20%	13%	15%
Instrumentation and medical	17%	17%	16%
Computing and storage	12%	12%	12%
Peripherals	8%	7%	8%
Telecommunications	5%	6%	9%
Automotive	5%	5%	7%
Other	4%	4%	4%

	100%	100%	100%

In fiscal year 2007, 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industry sectors have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry sector in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management and after-market services ordered from us. We cannot provide assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of design, production, product management and after-market services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing, design and/or after-market service facilities in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and Vietnam.

Our European facilities located in Austria, Belgium, England, France, Germany, Hungary, Italy, The Netherlands, Poland, Scotland, and Ukraine, provide European and multinational customers with design, manufacturing and after-market services to satisfy their local market consumption requirements.

Our Asian facilities, located in China, India, Japan, Malaysia, Singapore, Taiwan and Vietnam, enable us to provide local manufacturing and design services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

Our Latin American facilities, located in Mexico, enable us to provide a low cost manufacturing source for new and existing customers principally in the U.S. marketplace. Our Latin American facilities, located in Brazil, provide customers with manufacturing and after-market services to satisfy their local market consumption requirements.

See “Risk Factors – We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Business Segments

We have identified our global presence as a key to assessing our business performance. While the services provided, the manufacturing process, the class of customers and the order fulfillment process are similar across manufacturing locations, we evaluate our business performance on a geographic basis. Accordingly, our reportable operating segments consist of three geographic regions – the Americas, Europe, and Asia – to reflect how we manage our business. We have also created a separate segment for our service groups, independent of our geographic region segments. See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

As a result of our reorganization of our business on September 1, 2007, we will maintain three divisions – a Consumer Electronics division, an EMS division and an AMS division. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Our business is highly competitive. We compete against numerous domestic and international electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Elcoteq SE, Flextronics International Ltd. (which recently acquired Solectron Corporation), Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina – SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than we do. We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing.

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

Backlog

Our order backlog at August 31, 2007 was valued at approximately $3.0 billion, compared to approximately $3.1 billion at August 31, 2006. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

Seasonality

Production levels for our consumer division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

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

Proprietary Rights

We regard certain of our manufacturing processes and electronic designs as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of trade secret laws; non-disclosure agreements with our customers, employees, and suppliers; our internal security systems; confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our intellectual property, misappropriation may still occur. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively modest but growing number of solely owned and jointly held patents in various technology areas, and we believe that our evolving business practices and industry trends may result in continued growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other important factors include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

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

We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties assert valid infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes and discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise; Our regular manufacturing process and services may result in exposure to intellectual property infringements and other claims; The success of our turnkey activities depends in part on our ability to obtain, protect, and leverage intellectual property rights to our designs; and Intellectual property infringement claims against our customers or us could harm our business.”

Employees

As of October 12, 2007, we had approximately 61,000 full-time employees, compared to approximately 49,000 full-time employees at October 12, 2006. The increase in the number of employees is primarily due to the acquisition of Green Point during fiscal year 2007. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue, segment income and reconciliation of income before income taxes, and property, plant and equipment set forth in Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Environmental

We are subject to a variety of federal, state, local and foreign environmental regulations that relate to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, or that require design changes to and recycling of products we manufacture. We believe that we are currently in substantial compliance with all material environmental regulations. However, from time to time, new regulations are enacted and it can be difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with such regulations as they are enacted. Any failure to comply with present and future regulations could subject us to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations, including expenses associated with the recall of any non-compliant product. See “Risk Factors – Compliance or the failure to comply with current and future environmental laws or regulations could cause us significant expense.”

Executive Officers of the Registrant

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors. On September 1, 2007, in connection with our establishment of a Consumer Electronics division and an EMS division, our executive officers became:

Forbes I.J. Alexander (age 47) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, formerly Dundee College of Technology, Scotland.

Sergio Cadavid (age 51) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Mr. Cadavid was Assistant Treasurer – Director Global Enterprise Risk Management for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial positions in the United States, Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. Mr. Cadavid holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Meheryar “Mike” Dastoor (age 42) was named Controller in June 2004. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

John Lovato (age 47) was named Executive Vice President, Chief Executive Officer, Consumer Division in September 2007. Mr. Lovato joined Jabil in 1990 as Business Unit Manager, and has also served as General Manager of Jabil's California operation. Mr. Lovato was named Vice President, Global Business Units in 1999 and then Senior Vice President, Business Development in November 2002. Most recently Mr. Lovato served as Senior Vice President, Europe from September 2004 to September 2007. Before joining Jabil, Mr. Lovato held positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

Timothy L. Main (age 50) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business

Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

Mark Mondello (age 43) was promoted to Chief Operating Officer in November 2002. Mr. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mr. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mr. Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 39) was named Executive Vice President, Chief Executive Officer, EMS Division in September 2007. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001 and was named Vice President, Global Business Units in November 2002. Mr. Muir recently served as Senior Vice President, Regional President – Asia from September 2004 to September 2007. In 1992, Mr. Muir earned a Bachelor's degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 51) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Mr. Paver was a partner with the law firm of Holland & Knight in St. Petersburg, Florida. Mr. Paver served as an adjunct professor of law at Stetson University College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in general economic conditions;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our Consumer Electronics division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results (Unaudited).”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

For the fiscal year ended August 31, 2007, our five largest customers accounted for approximately 52% of our net revenue and 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or after-market services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and after-market services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and after-market services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business – Customers and Marketing” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are involved in a putative shareholder class action and a SEC Informal Inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to shareholder derivative actions that also were filed in connection with these certain grants, an independent Special Committee of our Board of Directors (the “Special

Committee”) was appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the Special Committee, the SEC and the U.S. Attorney’s office. The Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement. As we recently announced, we have agreed in principle to settle the derivative actions, subject to us reaching a definitive agreement with the plantiffs and court and Board approval. The investigations of the SEC and the U.S. Attorney’s office may look at the accuracy of the stated dates of our historical option grants, the Company’s disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations or whether we will reach a definitive agreement with the plantiffs and obtain the necessary court and Board approval of our agreement in principle to settle the derivative actions. Regardless of the outcomes of the investigations, we will continue to incur costs and the investigations will cause a diversion of our management’s time and attention, which could have an adverse effect on our financial condition and results of operations. We can not provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in expanded litigation and regulatory proceedings against us and may result in future litigation, which could have a material adverse effect on us.

On May 3, 2006, the Board of Directors established the Special Committee, to conduct a review of our historical stock option granting practices during fiscal years 1996 through 2006. As a result of that review and management’s undertaking of a separate review of our historical stock option grant practices, we identified a number of occasions in which stock option awards that were granted to officers, employees and a non-employee consultant director were not properly accounted for. To correct these accounting errors, we restated prior year and prior quarter Consolidated Financial Statements and disclosures in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The review of our historical stock option granting practices and the resulting restatements, required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Our historical stock option granting practices and the restatement of our prior financial statements exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part I, Item 3 of this Form 10-K – “Legal Proceedings,” we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation, the SEC Inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we reached. The conduct and resolution of these matters may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Finally, as a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filing of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to register our securities on Form S-3 for sale of our securities by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year from the date we became current on those filings. We became current on July 6, 2007 with the filing of our Form 10-Q for the quarter ending May 31, 2007. Until July 6, 2008, we would have to use a Form S-1 registration statement to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We are involved in an SEC review of our recognition of revenue for certain historical transactions.

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

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Such changes, delays and cancellations may lead to our production and possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. The success of our customers’ products in the market affects our business. Cancellations, reductions or delays by a significant customer or by a group of customers could negatively impact our operating results by reducing the number of products that we sell, delaying the payment to us for inventory that we purchased and reducing the use of our manufacturing facilities which have associated fixed costs not dependent on our level of revenue.

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Elcoteq SE, Flextronics International Ltd. (which recently acquired Solectron Corporation), Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D, and marketing resources than us. These competitors may:

•	respond more quickly to new or emerging technologies;

•	have greater name recognition, critical mass and geographic market presence;

•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their services;

•	be better positioned to compete on price for their services, as a result of any combination of lower labor costs, lower components costs, lower facilities costs or lower operating costs; and

•	be better able to utilize excess capacity which may reduce the cost of their product or service.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In addition, consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. See “Business – Competition.”

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than us. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression or loss of market share.

We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 78.8% of net revenue from international operations in fiscal year 2007 compared to 82.3% in fiscal year 2006. We currently expect our revenue from international operations to slightly increase as a percentage of net revenue over the course of fiscal year 2008 due to expansion in Asia, Eastern Europe, and India. We currently operate outside the United States in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Dublin, Ireland; San Marco Evangelista (CE) and Bergamo, Italy; Gotemba and Tokyo, Japan; Kedah and Penang, Malaysia; Chihuahua, Guadalajara, Reynosa and Tijuana, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the United States;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction.

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

We are currently experiencing a period of rapid growth in our operations, revenues and employees. These changes have placed considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively will require us to continue to implement and improve these systems; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not achieve expected profitability from our acquisitions.

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

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

Most of our acquisitions involve operations outside of the United States which are subject to various risks including those described in “Risk Factors – We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”

We have acquired and may continue to pursue the acquisition of manufacturing and supply chain management operations from our customers (or potential customers). In these acquisitions, the divesting company will typically enter into a supply arrangement with the acquirer. Therefore, the competition for these acquisitions is intense. In addition, certain divesting companies may choose not to consummate these acquisitions with us because of our current supply arrangements with other companies or may require terms and conditions that may impact our profitability. If we are unable to attract and consummate some of these acquisition opportunities at favorable terms, our growth and profitability could be adversely impacted.

In addition to those risks listed above, arrangements entered into with these divesting companies typically involve other certain risks, including the following:

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

We are expanding the primary scope of our acquisitions strategy beyond our customers and potential customers to include companies seeking to divest their internal manufacturing operations to manufacturing providers such as us. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we recently initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges of approximately $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During fiscal year 2007, we recorded aggregate restructuring and impairment charges of $72.4 million and reduced our valuation allowance against net deferred tax assets by $2.0 million to an aggregate amount of $35.1 million. We expect additional costs related to the restructuring plan to be incurred primarily over the course of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions (particularly in locations outside of the United States)), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent, and the speed, of our ability to reduce our manufacturing capacity and workforce. In addition, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive, and aerospace and defense manufacturing services, as defects in medical devices, automotive components, and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

Our regular manufacturing process and services may result in exposure to intellectual property infringement and other claims.

Providing manufacturing services can expose us to potential claims that the product design or manufacturing processes infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to the product specifications and designs, a particular customer may not, or may not have the resources to assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, and potentially injunctive action and, regardless of merits, could be time-consuming and expensive to resolve.

Our increasing design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

We have increased our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we now offer design services related to collaborative design manufacturing and turnkey solutions. Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. With the growth of our design services business, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or processes we use infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims, and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims, and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products. Particularly, no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may even have the responsibility to ensure that products we design satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

The success of our turnkey solution activities depends in part on our ability to obtain, protect, and leverage intellectual property rights to our designs.

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

Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers could become the subject of infringement claims. Additionally, customers for our turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all.

Our customers may be required to or decide to discontinue product which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

Our success depends to a large extent upon the continued services of our executive officers and other skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed. In addition, in connection with expanding our turnkey solutions activities, we must attract and retain experienced design engineers. Competition for highly skilled employees is substantial. Our failure to recruit and retain experienced design engineers could limit the growth of our turnkey solutions activities, which could adversely affect our business.

Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites, excluding the Green Point sites, and in our corporate location. We are in the process of installing this system in certain of our remaining plants, including certain Green Point sites, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

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

Certain environmental laws impose liability for the costs of removal or remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, even if such person or company was unaware of or not responsible for the presence of such substances. Soil and groundwater contamination may have occurred at some of our facilities. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in our Company being required to remediate such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts.

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

In addition, as global warming issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on global warming may result in new environmental regulations that may negatively affect us, our suppliers, and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

Certain of our existing stockholders have significant control.

At August 31, 2007, our executive officers, directors and certain of their family members collectively beneficially owned 13.5% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, or changes in local tax rates. For example, China passed a new unified enterprise income tax law which is expected to take effect on January 1, 2008, which may result in a higher tax rate on operations in China.

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax incentives with respect to certain operations will expire within the next two years. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Our credit rating has recently been downgraded by our rating agencies and is subject to further change.

Our credit is rated by credit rating agencies. As of August 31, 2007, our 5.875% Senior Notes were rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s Investor Service (“Moody’s”), and BBB- by Standard and Poor’s Rating Service (“S&P”). Subsequently, on October 12, 2007, Fitch downgraded our 5.875% Senior Notes to a rating of BB+. Although the 5.875% Senior Notes continue to be considered “investment grade” debt by S&P, the 5.875% Senior Notes are not considered “investment grade” debt by Moody’s or Fitch. These recent downgrades, along with any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.

During the second quarter of fiscal year 2007, we entered into a $1.0 billion unsecured bridge credit agreement (“Bridge Facility”) with a syndicate of banks which expires on December 20, 2007. We are currently actively seeking a refinancing of our Bridge Facility. During the fourth quarter of fiscal year 2007, we entered into an amended and restated senior unsecured five year credit agreement which replaced a five year $500.0 million unsecured revolving credit facility with a syndicate of banks. The agreement provides for a revolving credit facility in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term loan in the amount of $400.0 million (collectively, the “Revolving Credit Facility”). During the fourth quarter of fiscal year 2007, $400.0 million was drawn under the term portion of the Revolving Credit Facility which has been used toward repayment of the Bridge Facility. As of August 31, 2007, our debt obligations consisted of $400.0 million outstanding under our Bridge Facility, $300.0 million in principal amount outstanding under our seven year 5.875% senior notes (“5.875% Senior Notes”), $400.0 million outstanding under our Revolving Credit Facility and $165.0 million outstanding under various bank loans to certain of our foreign subsidiaries and outstanding under various other debt obligations. See Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

We currently anticipate that in order to pay the principal of our Bridge Facility by the maturity date on December 20, 2007, we will have to refinance at least some of our indebtedness. There can be no assurance that we will be able to refinance our indebtedness on attractive terms and conditions, or that we will be able to obtain additional debt financing to repay the entire amount of indebtedness that may become due. If we are unable to refinance indebtedness that is due by incurring other debt, we may be required to issue additional equity securities assets. If we are required to sell equity securities, investors who hold our common stock may have their holdings diluted. There can be no assurance as to the terms and prices at which we will be able to sell additional equity securities or that we will be able to sell additional equity securities at all.

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

We currently have the ability to borrow up to $800.0 million under our Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of the Revolving Credit Facility. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the New York Stock Exchange promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue for the foreseeable future. These developments have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have faced accepting reduced coverage or incurring substantially higher costs to obtain coverage. All of these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2008 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must attest to, and report on, management’s assessment of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2007. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

In addition, we have spent a significant amount of resources in complying with Section 404’s requirements. For the foreseeable future, we will likely continue to spend substantial amounts complying with Section 404’s requirements, as well as improving and enhancing our internal control over financial reporting.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

Item 1B.	Unresolved Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act of 1934 that were received on or before the date that is 180 days before the end of our 2007 fiscal year and that remain unresolved.

Item 2.	Properties

We have manufacturing, after-market services, design and support operations located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the United States. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2007:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Auburn Hills, Michigan	207,000	Owned	Manufacturing, Design
Auburn Hills, Michigan	19,000	Leased	Support
Billerica, Massachusetts (1)	503,000	Leased	Prototype Manufacturing
Louisville, Kentucky	140,000	Leased	After-market
McAllen, Texas	211,000	Leased	After-market
Memphis, Tennessee	1,472,000	Leased	Manufacturing, After-market
Poughkeepsie, New York	24,000	Leased	Manufacturing
Poway, California	112,000	Leased	Manufacturing
Round Rock, Texas	105,000	Leased	After-market
San Jose, California	181,000	Leased	Prototype Manufacturing
St. Joe, Michigan	5,000	Leased	Support
St. Petersburg, Florida	290,000	Leased	Manufacturing, Support
St. Petersburg, Florida	297,000	Owned	Manufacturing, Design, After-market, Support
Tampa, Florida (2)	78,000	Owned	Manufacturing
Tempe, Arizona	191,000	Owned	Manufacturing
Belo Horizonte, Brazil	298,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, After-market
Guadalajara, Mexico	363,000	Owned	Manufacturing
Manaus, Brazil	148,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	After-market
Reynosa, Mexico	664,000	Leased	Manufacturing, After-market
Sao Paulo, Brazil	35,000	Leased	After-market
Sorocaba, Brazil	40,000	Leased	Manufacturing
Tijuana, Mexico (2)	63,000	Leased	Manufacturing

Total Americas	6,881,000

Beijing, China	9,000	Leased	Manufacturing
Chennai, India (1)	120,000	Owned	Manufacturing
Gotemba, Japan	138,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	47,000	Leased	Manufacturing
Hsinchu, Taiwan	21,000	Leased	Design
Huangpu, China	1,890,000	Owned	Manufacturing, Support
Mumbai, India	219,000	Leased	Manufacturing, Design
Nanjing, China	135,000	Leased	Manufacturing
Penang, Malaysia	1,098,000	Owned	Manufacturing, Design, After-market
Pune, India	11,000	Leased	Support
Kedah, Malaysia	441,000	Leased	Manufacturing
Ranjangaon, India	858,000	Owned	Manufacturing
Shanghai, China	360,000	Owned	Manufacturing, Design, After-market
Shenzhen, China	495,000	Leased	Manufacturing

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Singapore City, Singapore	85,000	Leased	Manufacturing
Suzhou, China	281,000	Leased	Manufacturing
Taichung, Taiwan	437,000	Owned	Manufacturing
Taichung, Taiwan	104,000	Leased	Manufacturing
Tianjin, China	161,000	Owned	Manufacturing
Tianjin, China	1,213,000	Leased	Manufacturing
Taipei, Taiwan	8,000	Leased	Design
Tokyo, Japan	4,000	Leased	Design, Support
Wuxi, China	453,000	Owned	Manufacturing
Wuxi, China	534,000	Leased	Manufacturing
Yentai, China	207,000	Leased	Manufacturing

Total Asia	9,329,000

Amsterdam, The Netherlands	90,000	Leased	After-market
Ayr, Scotland	253,000	Leased	Manufacturing
Bergamo, Italy	76,000	Leased	Manufacturing
Brest, France	365,000	Owned	Manufacturing
Bydgoszcz, Poland	131,000	Leased	After-market
Coventry, England	46,000	Leased	After-market, Support
Dublin, Ireland (2)	72,000	Leased	Support
Eindhoven, The Netherlands	3,000	Leased	Support
Genova, Italy (2)	4,000	Leased	Support
Hasselt, Belgium	65,000	Leased	Prototype Manufacturing, Design
Jena, Germany	8,000	Leased	Design
Kwidzyn, Poland	527,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing, Support
Lunel, France	20,000	Leased	Manufacturing
Meung-sur-Loire, France	111,000	Leased	Manufacturing
San Marco Evangelista (CE), Italy	62,000	Leased	Manufacturing
Szombathely, Hungary	208,000	Leased	Manufacturing
Szombathely, Hungary	198,000	Owned	After-market
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Uzhgorod, Ukraine	260,000	Owned	Manufacturing
Uzhgorod, Ukraine	15,000	Leased	Support
Vienna, Austria	185,000	Leased	Prototype Manufacturing, Design

Total Europe	3,238,000

Total Facilities at August 31, 2007	19,448,000

(1)	A portion of this facility is no longer used in our business operations.
(2)	This facility is no longer used in our business operations.

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

•

Medical Standard ISO-13485 – Auburn Hills, Michigan; Guadalajara, Mexico; Hasselt, Belgium; Livingston, Scotland; Poway, California; San Jose, California; Shanghai, China; Tempe, Arizona and Tiszaujvaros, Hungary.

•

Occupational Health & Safety Management System Standard OHSAS 18001 – Ayr, Scotland; Brest, France; Guadalajara, Mexico; Huangpu and Shanghai, China; Manaus, Brazil; Penang, Malaysia; Singapore City, Singapore; St. Petersburg, Florida; and Tiszaujvaros, Hungary.

•	Telecommunications Standard TL 9000 – Guadalajara, Mexico; Penang, Malaysia; San Jose, California; and Shanghai and Wuxi, China.

Item 3.	Legal Proceedings

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of ours, naming us as a nominal defendant, and naming certain of our officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of our Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were our previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants”). On May 10, 2006, a substantially identical complaint was filed in the same state court and was subsequently consolidated with the Initial Action (this consolidated action is referred to here as the “Consolidated State Derivative Action”). The Consolidated State Derivative Action alleged that the named defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of our Board of Directors, Audit or Compensation Committees, at the behest of the Officer Defendants, breached certain of their fiduciary duties to us by backdating certain stock option grants between August 1998 and October 2004 to make it appear they were granted on a prior date when our stock price was lower.

Subsequently, two federal derivative suits were filed (the first of which was filed by Mary L. Graves, a purported shareholder, on July 10, 2006) in the United States District Court for the Middle District of Florida, Tampa Division, that asserted similar factual allegations and claims as in the Consolidated State Derivative Action, in addition to a claim that the defendants violated section 14(a) of the Exchange Act by issuing materially false and misleading statements in its proxy statements filed from 1998 to 2005. These suits were consolidated on January 26, 2007 into one action (the “Consolidated Federal Derivative Action”).

On May 3, 2006, our Board of Directors appointed the Special Committee to review the allegations in the Initial Action. The Special Committee reviewed and analyzed the claims asserted in all of the above derivative actions and concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of our management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions and stated that it would assert that position on our behalf in each of the pending derivative lawsuits. The Special Committee identified certain factors related to the controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to a restatement of certain of our historical financial statements.

On September 20, 2007, we reached an agreement in principle to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action. Under the terms of this agreement in principle, we will not pay any monetary damages but we did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In addition, we have agreed in principle to not object to an application by plaintiff's counsel for an award of up to $800,000 in attorney’s fees

($600,000 of which will be covered by our Directors and Officers insurance carriers and $200,000 of which will be paid by us). We currently anticipate seeking final approval of this settlement from our Board in the near future, signing definitive settlement documents and then submitting the proposed settlement to the courts for approval. We can give no assurance that a definitive agreement will be reached and approved.

In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased our publicly traded securities between September 19, 2001 and December 21, 2006, and names us and certain of our current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of our Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing our financial statements to understate management compensation and overstate net earnings, thereby inflating our stock price. In addition, the complaint alleged that our proxy statements falsely stated that we had adhered to our option grant policy of granting options at the closing price of our shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led us, on June 12, 2006, to announce that we were lowering our prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. We filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to our motion to dismiss, and we then filed a reply memorandum in further support of our motion to dismiss on September 28, 2007.

In addition to the private litigation described above, we were notified on May 2, 2006 by the Staff of the SEC of an informal inquiry concerning our stock option grant practices. On May 17, 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. In addition, our review of our historical stock option practices led us to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if we properly recognized revenue associated with those transactions. The Audit Committee of our Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support our recognition of certain revenues received during the period. Our Audit Committee concluded that there was no direct evidence that any of our employees intentionally made or caused false accounting entries to be made in connection with these transactions, and we concluded that the impact was immaterial. We have provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee’s report regarding our stock option grant practices, and the other information requested to date. In addition, we continue to cooperate fully with the Special Committee, the SEC and the U.S. Attorney’s office. We cannot predict what effect such reviews may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices” and “-We are involved in an SEC review of our recognition of revenue for certain historical transactions.”

We are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

August 2, 2007 was the date established for Jabil’s annual meeting of stockholders. Set forth below are the voting results from the proposals presented for a stockholder vote at such meeting.

1.	To elect the full Board of Directors.

	Number of Shares
	For	Withheld
Laurence S. Grafstein	184,038,027	1,972,652
Mel S. Lavitt	172,776,418	13,234,261
Timothy L. Main	178,869,174	7,141,505
William D. Morean	178,593,540	7,417,139
Lawrence J. Murphy	174,402,611	11,608,068
Frank A. Newman	175,646,481	10,364,198
Steven A. Raymund	172,076,849	13,933,830
Thomas A. Sansone	178,626,079	7,384,600
Kathleen A. Walters	184,021,726	1,988,953

2.	To approve an amendment to increase the size of the Jabil Circuit, Inc. 2002 Stock Incentive Plan by 3,000,000 shares.

For	Against	Abstain	Broker Non-Votes
99,906,341	61,158,483	974,119	23,971,736

3.	To approve KPMG LLP as the independent registered public accounting firm for the fiscal year ending August 31, 2007 for the Company.

For	Against	Abstain	Broker Non-Votes
178,028,731	7,088,999	895,949	—

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year Ended August 31, 2007
First Quarter (September 1, 2006 – November 30, 2006)	$31.26	$25.98
Second Quarter (December 1, 2006 – February 28, 2007)	$29.48	$23.40
Third Quarter (March 1, 2007 – May 31, 2007)	$26.85	$21.00
Fourth Quarter (June 1, 2007 – August 31, 2007)	$25.27	$19.95

Fiscal year Ended August 31, 2006
First Quarter (September 1, 2005 – November 30, 2005)	$33.76	$28.54
Second Quarter (December 1, 2005 – February 28, 2006)	$41.29	$33.26
Third Quarter (March 1, 2006 – May 31, 2006)	$43.70	$33.55
Fourth Quarter (June 1, 2006 – August 31, 2006)	$36.32	$22.01

On October 12th, 2007, the closing sales price for our common stock as reported on the New York Stock Exchange was $21.89. As October 12th, 2007, there were 3,629 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2006 and 2007.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date

	(in thousands, except per share data)
Fiscal year 2006:	May 4, 2006	$0.07	$14,855	May 15, 2006	June 1, 2006
	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006

Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007

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

	Fiscal Year Ended August 31,
	2007		2006		2005		2004		2003
	(in thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$12,290,592		$10,265,447		$7,524,386		$6,252,897		$4,729,482
Cost of revenue	11,478,562		9,500,547		6,895,880		5,714,517		4,294,016

Gross profit	812,030		764,900		628,506		538,380		435,466
Selling, general and administrative	491,967		382,210		314,270		257,748		259,813
Research and development	36,381		34,975		22,507		13,813		9,906
Amortization of intangibles	29,347		24,323		39,762		43,709		36,870
Acquisition-related charges	—		—		—		1,339	(4)	15,266	(5)
Restructuring and impairment charges	72,396	(1)	81,585	(2)	—		—		85,308	(5)

Operating income	181,939		241,807		251,967		221,771		28,303
Other expense (income)	15,888	(1)	11,918	(2)	4,106	(3)	7,193	(4)	(2,600	)(5)
Interest income	(14,531)		(18,734)		(13,774)		(7,237)		(6,920)
Interest expense	86,069		23,507		20,667		18,546		17,019

Income before income taxes and minority interest	94,513		225,116		240,968		203,269		20,804
Income tax expense (benefit)	21,401	(1)	60,598	(2)	37,093		29,539		(7,766)
Minority Interest	(124)		—		—		—		—

Net income	$73,236		$164,518		$203,875		$173,730		$28,570

Earnings per share:
Basic	$0.36		$0.79		$1.01		$0.87		$0.14

Diluted	$0.35		$0.77		$0.98		$0.85		$0.14

Common shares used in the calculations of earnings per share:
Basic	203,779		207,413		202,501		200,430		198,495

Diluted	206,972		212,540		207,706		205,559		201,671

	August 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$675,446	$977,631	$1,117,806	$1,023,591	$830,729

Total assets	$6,295,232	$5,411,730	$4,087,986	$3,334,039	$3,244,745

Current installments of notes payable, long-term debt and long-term lease obligations	$501,716	$63,813	$674	$4,412	$347,237

Notes payable, long-term debt and long – term lease obligations, less current installments	$760,477	$329,520	$326,580	$305,194	$297,018

Total stockholders' equity	$2,443,011	$2,294,481	$2,145,941	$1,824,023	$1,592,669

Cash dividends declared, per share	$0.28	$0.14	$—	$—	$—

(1)	During fiscal year 2007, we recorded charges of $72.4 million ($59.3 million after-tax) related to the restructuring plan initiated in the fourth quarter of fiscal year 2006. Also related to the restructuring plan, we reduced valuation allowances by $2.0 million, to $35.1 million, on net deferred tax assets through income tax expense. We also recorded $15.9 million ($9.7 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(2)	During fiscal year 2006, we recorded charges of $81.9 million ($70.1 million after-tax) related to the restructuring plan initiated in the fourth quarter of fiscal year 2006, partially off-set by the reversal of $0.3 million related to restructuring charges incurred under historical restructuring plans. Also related to the restructuring plan, we recorded valuation allowances of $37.1 million on net deferred tax assets through income tax expense. We also recorded $11.9 million ($7.2 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(3)	During fiscal year 2005, we recorded $4.1 million ($2.5 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(4)	During fiscal year 2004, we recorded acquisition-related charges of $1.3 million ($1.0 million after-tax) primarily in connection with the acquisitions of certain operations of Philips and NEC. We also recorded other expense of $7.2 million, consisting of $6.4 million ($4.0 million after-tax) for a loss on the write-off of unamortized issuance costs associated with our convertible subordinated notes, which were retired in May 2004, and $0.8 million ($0.5 million after-tax) for a loss on the sale of receivables under our accounts receivable securitization program.

(5)	During fiscal year 2003, we recorded acquisition-related charges of $15.3 million ($9.8 million after-tax) in connection with the acquisitions of certain operations of Quantum Corporation, Alcatel Business Systems (“Alcatel”), Valeo, Lucent Technologies of Shanghai (“Lucent”), Seagate Technology – Reynosa, S. de R.L. de C.V. (“Seagate”), Philips and NEC. Additionally, we recorded charges of $85.3 million ($60.7 million after-tax) related to the restructuring of our business during the fiscal year. We also recorded $2.6 million ($1.6 million after-tax) of other income related to proceeds received in connection with facility closure costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants and revenue recognition being conducted by governmental authorities and any related litigation and any ramifications thereof;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•

our ability to take advantage of our past and current restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components in their products. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry's revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented a restructuring program to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. During the third quarter of our 2001 fiscal year, we implemented a restructuring program to reduce our cost structure due to the global economic downturn. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites. The macroeconomic conditions for us, and the electronic manufacturing services industry as a whole, continued to deteriorate during our 2002 fiscal year, resulting in additional restructuring programs being implemented during our 2002 fiscal year. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities. Industry revenues generally began to stabilize in 2003 and companies continued to turn to outsourcing versus internal manufacturing. During our 2006 fiscal year we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived market conditions. Over the last three years we have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets.

On September 1, 2007, we reorganized our manufacturing business into a Consumer Electronics division and an EMS division. Our AMS division will continue to provide warranty and repair services to certain of our manufacturing customers, but principally to other customers. We believe that these divisions will provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain and delivery. The Consumer Electronics division has dedicated resources designed to meet the particular needs of the consumer products industry. The division focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. We intend that the Consumer Electronics division, as a result of its dedicated design resources combined with its vertically integrated supply chain solutions and certain existing and planned manufacturing operations, will provide a focused complement of assets to provide low cost solutions for consumer electronics customers. The EMS division focuses on the traditional and emerging electronic manufacturing services business sectors. Traditional sectors, characterized by longer historical use of the electronics outsourcing model, include networking, computing, storage and telecommunications businesses. Emerging sectors are newer to the outsourcing model and include the automotive, medical, industrial, instrumentation, defense and aerospace sectors.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenue for fiscal year 2007 increased approximately 19.7% to $12.3 billion compared to $10.3 billion for fiscal year 2006. Our sales levels during fiscal year 2007 improved across most industry sectors, demonstrating our continued trend of industry sector and customer diversification. The increase in our net revenue base year-over-year primarily represents stronger market share with our existing programs, organic growth from new and existing customers as vertical companies continue to convert to an outsourcing model, and additional sales related to certain recent business acquisitions. See Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for discussion of our recent business acquisitions. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). Based on the analysis completed to date, we currently expect to recognize approximately $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs in the fourth quarter of fiscal year 2006 and during fiscal year 2007 and currently expect to recognize the remaining portion primarily over the course of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program and the restructuring and impairment costs recognized in the fourth quarter of fiscal year 2006 and during fiscal year 2007, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2007	2006	2005
Net revenue	$12,290,592	$10,265,447	$7,524,386
Gross profit	$812,030	$764,900	$628,506
Operating income	$181,939	$241,807	$251,967
Net income	$73,236	$164,518	$203,875
Basic earnings per share	$0.36	$0.79	$1.01
Diluted earnings per share	$0.35	$0.77	$0.98

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2007	May 31, 2007	February 28, 2007	November 30, 2006
Sales cycle	19 days	25 days	29 days	23 days
Inventory turns	8 turns	8 turns	7 turns	8 turns
Days in accounts receivable	39 days	40 days	41 days	42 days
Days in inventory	43 days	47 days	50 days	46 days
Days in accounts payable	63 days	62 days	62 days	65 days

Three Months Ended
	August 31, 2006	May 31, 2006	February 28, 2006	November 30, 2005
Sales cycle	14 days	19 days	19 days	15 days
Inventory turns	8 turns	8 turns	9 turns	9 turns
Days in accounts receivable	39 days	40 days	42 days	41 days
Days in inventory	47 days	46 days	42 days	38 days
Days in accounts payable	72 days	67 days	65 days	64 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable decreased one day to 39 days during the three months ended August 31, 2007 from the prior sequential quarter and decreased one day to 40 days during the three months ended May 31, 2007 from the prior sequential quarter. The decrease in both of these periods was primarily due to timing of sales and cash collection efforts during the quarters. During the three months ended February 28, 2007, days in accounts receivable decreased one day to 41 days as a result of both timing of sales and cash collection efforts during the quarter and related seasonality factors. Days in accounts receivable increased three days to 42 days during the three months ended November 30, 2006 primarily due to the same factors.

Days in inventory decreased four days to 43 days during the three months ended August 31, 2007 from the prior sequential quarter and decreased three days to 47 days during the three months ended May 31, 2007 from the prior sequential quarter. Inventory turns remained consistent at eight turns during both of these three month periods. The decrease in days in inventory during the fourth fiscal quarter and third fiscal quarter was primarily due to a reduction in inventory levels as a result of improved inventory management. During the three months ended February 28, 2007, days in inventory increased four days to 50 days in anticipation of forecasted demand and due to inventory acquired in the Green Point acquisition, while inventory turns decreased one turn to 7 turns. Days in inventory decreased one day to 46, while inventory turns remained consistent at 8 turns during the three months ended November 30, 2006. The decrease in days in inventory was primarily a result of increased sales during the quarter and related seasonality factors.

Days in accounts payable increased one day to 63 days during the three months ended August 31, 2007 from the prior sequential quarter and remained consistent at 62 days during the three months ended May 31, 2007 from the prior sequential quarter. During the three months ended February 28, 2007 and the three months ended November 20, 2006, days in accounts payable decreased three days to 62 days and decreased seven days to 65 days, respectively, from the prior sequential quarter as a result of timing of purchases and payments for purchases during the quarter.

The sales cycle was 14 days during the three months ended August 31, 2006 and was 19 days during the three months ended August 31, 2007. This increase was due to changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

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

Long-Lived Assets

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the projected cash flows the property, plant and equipment are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our current restructuring program, refer to Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal year 2007 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments as defined in Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Pension and Other Postretirement Benefits

We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 9 – “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements.

Stock-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Security and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our Consolidated Statement of Earnings on September 1, 2005 based on the fair value of our stock-based awards. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Results of Operations

The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue.

	Fiscal Year Ended August 31,
	2007	2006	2005
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	93.4	92.5	91.7

Gross profit	6.6	7.5	8.3
Selling, general and administrative	4.0	3.7	4.2
Research and development	0.3	0.4	0.3
Amortization of intangibles	0.2	0.2	0.5
Restructuring and impairment charges	0.6	0.8	—

Operating income	1.5	2.4	3.3
Other expense	0.1	0.1	—
Interest income	(0.1)	(0.2)	(0.2)
Interest expense	0.7	0.3	0.3

Income before income taxes and minority interest	0.8	2.2	3.2
Income tax expense	0.2	0.6	0.5
Minority Interest	0.0	—	—

Net income	0.6%	1.6%	2.7%

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006

Net Revenue. Our net revenue increased 19.7% to $12.3 billion for fiscal year 2007, up from $10.3 billion in fiscal year 2006. The increase was due to increased sales levels across most industry sectors, as well as additional sales related to certain recent business acquisitions. See Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for discussion on our recent business acquisitions. Specific increases include a 84% increase in the sale of networking products; a 36% increase in the sale of other products, principally related to after-market services; a 34% increase in the sale of peripheral products; a 22% increase in the sale of instrumentation and medical products; and an 18% increase in the sale of computing and storage products. The level of sales of automotive products and consumer products remained consistent with the prior year while telecommunication sales decreased 13%. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors, as well as additional sales related to certain recent business acquisitions as discussed above.

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

	Fiscal Year Ended August 31,
	2007	2006	2005
Automotive	5%	5%	7%
Computing and storage	12%	12%	12%
Consumer	29%	36%	29%
Instrumentation and medical	17%	17%	16%
Networking	20%	13%	15%
Peripherals	8%	7%	8%
Telecommunications	5%	6%	9%
Other	4%	4%	4%

Total	100%	100%	100%

Foreign source revenue represented 78.8% of our net revenue for fiscal year 2007 and 82.3% of net revenue for fiscal year 2006. We currently expect our foreign source revenue to slightly increase as a percentage of net revenue over the course of fiscal year 2008 due to expansion in Asia, Eastern Europe and India.

Gross Profit. Gross profit decreased to 6.6% of net revenue in fiscal year 2007 from 7.5% in fiscal year 2006. The percentage decrease from the prior fiscal year was partially due to having a higher portion of materials-based revenue, driven in part by growth in our networking sector. In addition, due to the inefficiencies in our current consumer model which has adversely impacted margins, we are shifting to a more integrated model with one customer and shifting to a more vertical solution that will integrate our Green Point services for another significant customer. In addition, we have exited production of targeted products in the consumer sector.

In absolute dollars, gross profit for fiscal year 2007 increased $47.1 million versus fiscal year 2006 due to the increased revenue base.

Selling, General and Administrative. Selling, general and administrative expenses increased to $492.0 million (4.0% of net revenue) from $382.2 million (3.7% of net revenue) in fiscal year 2006. The absolute dollar increase was largely due to increased costs primarily in Eastern Europe and Asia to support our operational growth and expansion within those areas; the acquisition of Green Point in April 2007; incremental stock-based compensation expense associated with our annual grant of stock-based awards to employees; legal and accounting expenses incurred during fiscal year 2007 related to the independent stock option review that was performed; and incremental costs in fiscal year 2007 due to the acquisition of Celetronix in March 2006.

R&D. R&D expenses in fiscal year 2007 increased to $36.4 million (0.3% of net revenue) from $35.0 million (0.4% of net revenue) in fiscal year 2006. The increase is attributed to growth in our product development activities related to new platform designs, including cell phone modules, wireless and broadband access products, consumer entertainment products, and enterprise storage products. We also continued efforts in new product technologies and the related production design processes; and the development of new advanced manufacturing technologies.

Amortization of Intangibles. We recorded $29.3 million of amortization of intangibles in fiscal year 2007 as compared to $24.3 million in fiscal year 2006. The increase was primarily attributable to amortization of intangible assets resulting from our acquisitions consummated in fiscal year 2007, offset by certain fully amortized intangible assets. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 6 – “Goodwill and Other Intangible Assets” and Note 7 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Impairment Charges. As mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results,” during the fourth quarter of fiscal year 2006, we initiated the 2006 Restructuring Plan.

The 2006 Restructuring Plan resulted in restructuring and impairment charges of $81.9 million for fiscal year 2006 consisting of employee severance and benefit costs of approximately $67.4 million, costs related to lease commitments of approximately $10.1 million, fixed asset impairments of approximately $3.6 million and other restructuring costs of approximately $0.8 million, primarily related to the repayment of government provided subsidies that resulted from the reduction in force in certain locations.

During fiscal year 2007, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $72.4 million, consisting of employee severance and benefit costs of approximately $31.3 million, costs related to lease commitments of approximately $2.7 million, fixed asset impairments of approximately $45.6 million and other restructuring costs of approximately $1.2 million, offset by $8.4 million of proceeds received in connection with facility closure costs.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through August 31, 2007 of $154.3 million include cash costs totaling $105.9 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006 and $64.8 million was paid in fiscal year 2007. The cash costs consist of employee severance and benefits costs of approximately $99.8 million, costs related to lease commitments of approximately $12.9 million and other restructuring income of $6.8 million. Non-cash costs of approximately $48.4 million primarily represent fixed asset impairment charges related to our restructuring activities.

At August 31, 2007, liabilities of approximately $31.7 million related to these restructurings activities are expected to be paid out in fiscal year 2008. The remaining liability of $10.5 million is related to certain lease commitments and employee severance and termination benefit payments and is expected to be paid out primarily during fiscal years 2009 through 2011.

By the end of fiscal year 2008, as a result of the restructuring activities completed through August 31, 2007 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $130.9 million that would otherwise have been incurred if the restructuring activities had not been completed during the fourth quarter of fiscal year 2006 and in fiscal year 2007. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $119.5 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $2.9 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to realize net annualized cost savings of approximately $20.0 to $30.0 million by the end of fiscal year 2008. For further discussion of the current restructuring program, see “Overview – Summary of Results” above, and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

Additionally, during the fourth quarter of fiscal year 2006, we made the final cash payment related to our historical restructuring program. A liability balance of approximately $308.0 thousand remained after remittance of the final payment. This remaining liability was recorded as a reduction of the fiscal year 2006 restructuring charge.

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $15.9 million and $11.9 million for the fiscal years ending August 31, 2007 and 2006, respectively. The increase in other expense was primarily due to an increase in the amount of receivables sold under the program during the fiscal year ended August 31, 2007. For further discussion of our accounts receivable securitization program, see Note 2 – “Accounts Receivable Securitization” to the Consolidated Financial Statements.

Interest Income. Interest income decreased to $14.5 million in fiscal year 2007 from $18.7 million in fiscal year 2006. The decrease was primarily due to lower levels of operating cash, cash deposits and cash equivalents due to the repayment of outstanding borrowings under our debt agreements.

Interest Expense. Interest expense increased to $86.1 million in fiscal year 2007 from $23.5 million in fiscal year 2006. The increase was primarily a result of increased borrowings under our Revolving Credit Facility, as well as borrowings under our Bridge Facility that was entered into on December 21, 2006, primarily to fund the tender offer and merger with Green Point.

Income Taxes. Income tax expense reflects an effective tax rate of 22.6% for fiscal year 2007, as compared to an effective tax rate of 26.9% for fiscal year 2006. The decrease is primarily a result of the absence of tax expense associated with recording valuation allowances in fiscal year 2006 of $37.1 million on net deferred tax assets as a result of our restructuring plan. For further discussion of the restructuring plan, see Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 4 – “Income Taxes” to the Consolidated Financial Statements.

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

Amortization of Intangibles. We recorded $24.3 million of amortization of intangibles in fiscal year 2006 as compared to $39.8 million in fiscal year 2005. The decrease was attributable to intangible assets that became fully amortized in fiscal year 2005 and fiscal year 2006, offset by amortization of intangible assets resulting from our acquisitions consummated in fiscal year 2005 and 2006. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 6 – “Goodwill and Other Intangible Assets” and Note 7 – “Business Acquisitions” to the Consolidated Financial Statements.

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

Other Expense. We recorded other expense on the sale of accounts receivable under our securitization program totaling $11.9 million and $4.1 million for the fiscal year ending August 31, 2006 and 2005, respectively. The increase in other expense was primarily due to an increase in the amount of receivables sold under the program during the fiscal year ended August 31, 2006. Subsequent to January 2005, several amendments increased the net cash proceeds available at any one time under the program from $120.0 million to $250.0 million. For further discussion of our accounts receivable securitization program, see Note 2 – “Accounts Receivable Securitization” to the Consolidated Financial Statements.

Interest Income. Interest income increased to $18.7 million in fiscal year 2006 from $13.8 million in fiscal year 2005. The increase was primarily due to higher interest yields on higher levels of operating cash, cash deposits and cash equivalents.

Interest Expense. Interest expense increased to $23.5 million in fiscal year 2006 from $20.7 million in fiscal year 2005. The increase was primarily a result of higher borrowing levels under our unsecured revolving credit facility and under other revolving credit facilities and debt agreements in place at a subsidiary level. Additionally, we incurred higher interest on our fixed 5.875% Senior Notes issued in July of 2003 due to the termination of the interest rate swap agreement in June 2005. The interest rate swap effectively converted the fixed interest rate of the 5.875% Senior Notes to a variable rate during the nine months ended May 31, 2005, which was more favorable than the fixed rate of interest incurred subsequent to May 31, 2005. See Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

Income Taxes. Income tax expense reflects an effective tax rate of 26.9% for fiscal year 2006, as compared to an effective tax rate of 15.4% for fiscal year 2005. The increase is primarily a result of the tax expense associated with recording valuation allowances of $37.1 million on net deferred tax assets as a result of our restructuring plan. For further discussion of the restructuring plan, see Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. This increase was partially offset by the tax benefit associated with stock-based compensation expense realized in accordance with SFAS 123R, which we adopted in the first quarter of fiscal year 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply. See Note 4 – “Income Taxes” to the Consolidated Financial Statements.

In October 2004, the President signed into law the “American Jobs Creation Act of 2004” (the “Jobs Creation Act”). The Jobs Creation Act created a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings by providing an 85% dividends received deduction for certain eligible dividends. The deduction was subject to a number of limitations and requirements, including a formal plan for domestic reinvestment of the dividends. In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). FSP 109-2 provided guidance under Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”), with respect to recording the potential impact of the repatriation provisions of the Jobs Creation Act on enterprises’ income tax expense and deferred tax liability. Under FSP 109-2, we had until August 31, 2006 to complete the evaluation of the effect of the Jobs Creation Act on our plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based upon the completed evaluation, the Company will continue its plan to indefinitely reinvest income from all of its foreign subsidiaries and will not repatriate accumulated foreign earnings to take advantage of the 85% dividends received deduction created by the Jobs Creation Act.

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2007 and 2006 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2007					Fiscal Year 2006
	Aug. 31, 2007	May 31, 2007	Feb. 28, 2007	Nov. 30, 2006		Aug. 31, 2006		May 31, 2006	Feb. 28, 2006	Nov. 30, 2005
	(in thousands, except per share data)
Net revenue	$3,129,831	$3,001,896	$2,934,862	$3,224,003		$2,953,614		$2,592,464	$2,314,962	$2,404,407
Cost of revenue	2,900,285	2,782,907	2,763,352	3,032,018		2,756,827		2,404,821	2,130,314	2,208,585

Gross profit	229,546	218,989	171,510	191,985		196,787		187,643	184,648	195,822
Selling, general and administrative	121,503	140,733	119,975	109,756		107,069		93,536	87,063	94,542
Research and development	9,409	10,498	7,766	8,708		10,219		9,578	8,577	6,601
Amortization of intangibles	8,685	8,804	6,092	5,766		5,532		7,273	5,662	5,856
Restructuring and impairment charges	39,417	25,325	997	6,657	(2)	81,585		—	—	—

Operating income	50,532	33,629	36,680	61,098		(7,618)		77,256	83,346	88,823
Other expense	4,395	3,809	4,049	3,635	(2)	3,519		3,505	2,860	2,034
Interest income	(4,219)	(4,042)	(3,769)	(2,501)		(3,129)		(4,977)	(5,643)	(4,985)
Interest expense	24,967	28,523	21,072	11,507		8,152		5,818	5,279	4,258

Income before income taxes and minority interest	25,389	5,339	15,328	48,457		(16,160)		72,910	80,850	87,516
Income tax (benefit) expense	13,297	(505)	1,529	7,080		29,459		8,684	11,829	10,626
Minority Interest	367	(390)	(101)	—		—		—	—	—

Net income	$11,725	$6,234	$13,900	$41,377		$(45,619)		$64,226	$69,021	$76,890

Earnings per share:
Basic	$0.06	$0.03	$0.07	$0.20		$(0.22)		$0.31	$0.33	$0.38

Diluted	$0.06	$0.03	$0.07	$0.20		$(0.22	)(1)	$0.30	$0.32	$0.37

Common shares used in the calculations of earnings per share:
Basic	204,196	203,728	203,377	203,077		206,866		210,441	207,622	204,699

Diluted	206,106	205,772	205,925	206,361		209,442		215,861	214,158	209,861

(1)	For the three months ended August 31, 2006, all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company is in a loss position.

(2)	We received an $8.4 million reimbursement pursuant to an agreement with a company from which we previously purchased certain facilities in order to reimburse us for certain costs related to the closure of a manufacturing facility in Europe. As they relate to activities for which the revenues and expenses have historically been included in our operating income, we have reclassified these $8.4 million of proceeds from other income to restructuring and impairment charges on the Consolidated Statement of Earnings.

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2007				Fiscal Year 2006
	Aug. 31, 2007	May 31, 2007	Feb. 28, 2007	Nov. 30, 2006	Aug. 31, 2006	May 31, 2006	Feb. 28, 2006	Nov. 30, 2005
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	92.7	94.2	94.0	93.3	92.8	92.0	91.9

Gross profit	7.3	7.3	5.8	6.0	6.7	7.2	8.0	8.1
Selling, general and administrative	3.9	4.7	4.1	3.4	3.7	3.6	3.8	3.9
Research and development	0.3	0.3	0.3	0.3	0.3	0.4	0.4	0.3
Amortization of intangibles	0.3	0.3	0.2	0.2	0.2	0.3	0.2	0.2
Restructuring and impairment charges	1.2	0.8	0.0	0.2	2.8	—	—	—

Operating income	1.6	1.2	1.2	1.9	(0.3)	2.9	3.6	3.7
Other (income) expense	0.1	0.1	0.1	0.1	0.1	0.1	0.2	—
Interest income	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	(0.2)	(0.2)
Interest expense	0.8	1.0	0.7	0.4	0.3	0.2	0.1	0.3

Income before income taxes and minority interest	0.8	0.2	0.5	1.5	(0.6)	2.8	3.5	3.6
Income tax (benefit) expense	0.4	0.0	0.1	0.2	1.0	0.3	0.5	0.4
Minority Interest	0.0	0.0	0.0	—	—	—	—	—

Net income	0.4%	0.2%	0.4%	1.3%	(1.6)%	2.5%	3.0%	3.2%

Acquisitions and Expansion

We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors – We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 7 – “Business Acquisitions” to the Consolidated Financial Statements.

We have substantially completed construction and will commence operations in our new manufacturing facilities in Uzhgorod, Ukraine and Chennai, India in the first quarter of fiscal year 2008. We have also substantially completed construction of an additional facility in Huangpu, China and will commence operations in the first quarter of fiscal year 2008. We began construction on an expansion to our existing facility in Kwidzyn, Poland and expect to be substantially complete by the third quarter of fiscal year 2008.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 7 – “Business Acquisitions” to the Consolidated Financial Statements, we entered into a merger agreement on November 22, 2006 with Green Point, pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash in the amount of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a syndicate of banks on December 21, 2006. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that we acquired on April 24, 2007.

Seasonality

Production levels for our consumer division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2006 and 2007.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date

	(in thousands, except per share data)
Fiscal year 2006:	May 4, 2006	$0.07	$14,855	May 15, 2006	June 1, 2006
	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006

Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At August 31, 2007, we had cash and cash equivalent balances totaling $663.6 million, total notes payable, long-term debt and capital lease obligations of $1.3 billion and $996.6 million available for borrowings under our revolving credit facilities and accounts receivable securitization program.

The following table sets forth, for the fiscal year ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	2005
Net cash provided by operating activities	$183,889	$448,176	$590,001
Net cash used in investing activities	(1,054,422)	(417,470)	(488,694)
Net cash provided (used in) by financing activities	715,140	(67,906)	60,940
Effect of exchange rate changes on cash	45,455	14,692	12,502

Net (decrease) increase in cash and cash equivalents	$(109,938)	$(22,508)	$174,749

Net cash provided by operating activities for fiscal year 2007 was $183.9 million. This consisted primarily of $73.2 million of net income, $239.7 million of depreciation and amortization, $72.4 million of non-cash restructuring charges, $43.3 million of non-cash stock-based compensation expense, $201.5 million decrease in inventory and $126.0 million decrease in accounts receivable. The decrease in inventory was due primarily to improved inventory management. The decrease in accounts receivable was due primarily to improved cash collections and by the sale of an incremental $43.2 million of receivables under our securitization program. These sources of cash were partially offset by $32.1 million in deferred income taxes, decreases in accounts payable and accrued expenses of $482.8 million and increases in prepaid expenses and other current assets of $82.4 million. The decrease in accounts payable was due to the decrease in inventory and timing of purchases near year-end. The increase in prepaid expenses and other current assets was due primarily to an increase in refundable value-added taxes.

Net cash used in investing activities for fiscal year 2007 was $1.1 billion. This consisted primarily of net cash of $771.9 million paid for the acquisition of Green Point and several other immaterial business acquisitions; and our capital expenditures of $302.2 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in Asia, Eastern Europe and India. These expenditures were partially offset by $19.7 million of proceeds from the sale of certain excess property, plant and equipment.

Net cash provided by financing activities for fiscal year 2007 was $715.1 million. This resulted from $4.4 billion in borrowings under debt agreements and $3.7 billion of payments towards those debt agreements and capital lease obligations. The borrowings under debt agreements consist primarily of $2.8 billion under the revolving portion of the Revolving Credit Facility, $400.0 million under the term portion of the Revolving Credit Facility and $1.0 billion under the Bridge Facility. Payments toward debt agreements and capital lease obligations primarily consist of $2.8 billion under the Revolving Credit Facility and $631.0 million under the Bridge Facility. See Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

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

Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at August 31, 2007. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we became current on those filings, we will be classified as a “well-known seasoned issuer,” thereby allowing us to take advantage of the simplified registration procedures. At this time, we are still evaluating whether to file a new “shelf” registration statement.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006 and Form 10-Q for the periods ending November 30, 2006 and February 28, 2007, we will be ineligible to issue shares under our shelf registration until we have timely filed all periodic reports under the Securities and Exchange Act of 1934 for one year from the date we became current on those filings. The Company became current with the filing of Form 10-Q for the quarter ending May 31, 2007 on July 6, 2007.

In July 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale, limitation upon our liens, limitation upon our sales and leasebacks, limitation upon our subsidiaries’ funded debt, limitation on guarantees given by our subsidiaries for our indebtedness, our corporate existence, reports, and compliance and notice requirements.

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

During the fourth quarter of fiscal year 2007, we entered into the five year Revolving Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Revolving Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Revolving Credit Facility hold positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Revolving Credit Facility terminates on July 19, 2012, and the term loan portion of the Revolving Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Revolving Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the

current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.20% above the base rate or 0.625% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.625% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the fourth quarter of fiscal year 2007, we borrowed $616.0 million against the revolving credit portion of the Revolving Credit Facility. These borrowings were repaid in full during the fourth quarter. A draw in the amount of $400.0 million has been made under the term portion of the Revolving Credit Facility and remains outstanding at August 31, 2007.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $325.0 million. In addition, the securitization program has been extended to February 2008. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of outstanding amounts. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. As of August 31, 2007, we had sold $391.5 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $293.6 million and retained an interest in the receivables of approximately $97.9 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $15.9 million, $11.9 million and $4.1 million during the fiscal years ended August 31, 2007, 2006 and 2005, respectively, which are recorded as other expense on the Consolidated Statement of Earnings.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in March 2007 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At August 31, 2007, we had sold $38.4 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of

$38.4 million. The accounts receivable sold under this factoring agreement and the resulting loss on the sale were insignificant for the fiscal years ended August 31, 2007, 2006 and 2005.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.8 million based on currency exchange rates at August 31, 2007.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2007, borrowings of 15.8 million Euros (approximately $21.6 million based on currency exchange rates at August 31, 2007) were outstanding under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. During the fourth quarter of fiscal year 2007, this facility was reduced to 700.0 million Indian rupees (approximately $17.1 million based on currency exchange rates at August 31, 2007). Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At August 31, 2007, borrowings of 695.0 million Indian rupees (approximately $17.0 million based on currency exchange rates at August 31, 2007) were outstanding under this facility and incurring interest at an average rate of 10.1%.

During the third quarter of fiscal year 2006, we acquired the operations of Celetronix as discussed in Note 7 – “Business Acquisitions.” Through the acquisition we assumed certain liabilities, including a short term financing obligation of approximately $51.1 million at the date of acquisition. This financing obligation was associated with an accounts receivable discounting agreement with a global bank, which was discontinued at the closing of the acquisition on March 31, 2006. Cash collected on the related accounts receivable was remitted to the bank to satisfy the obligation and all outstanding amounts were paid in full by the expiration date of July 15, 2006.

During the third quarter of fiscal year 2006, we assumed a short-term Chinese yuan renminbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. On November 9, 2006, the pre-existing agreement expired and we repaid the 15.0 million Chinese yuan renminbi on that date. Also on November 9, 2006, we negotiated a new loan agreement with a maximum of 20.0 million Chinese yuan renminbi. Under the terms of the agreement, borrowings are due and payable six months after the draw-down date. The loan agreement expired on May 8, 2007. There were no borrowings outstanding under this facility upon expiration.

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $126.1 thousand based on currency exchange rates at August 31, 2007). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale under U.S. GAAP. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At August 31, 2007, the balance of the financing obligation is approximately 2.6 million pounds sterling (approximately $5.3 million based on currency exchange rates at August 31, 2007).

During the fourth quarter of fiscal year 2006, we entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. During the first quarter of fiscal year 2007, the working capital facility was increased to $60.0 million. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of $11.3 million were outstanding under this facility.

During the second quarter of fiscal year 2007, we entered into a $1.0 billion Bridge Facility. The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million was designated for use by us as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility which is now terminated was a revolving facility to be used for our general corporate purposes. Interest and fees on Bridge Facility advances are based on our unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in the Bridge Facility. The applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Based on our current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the current rate of interest on a full Eurocurrency rate draw (including the step-up) would be 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. We are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Bridge Facility) to (b) Consolidated EBITDA (as defined in the Bridge Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. We are currently actively seeking a refinancing of our Bridge Facility. See “Risk Factors – We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.”

On various dates during fiscal year 2007, we borrowed approximately $871.0 million under the one-time borrowing portion of the Bridge Facility to fund the acquisition of Green Point and a total of approximately $160.0 million under the revolving portion of the Bridge Facility. During the same 12 month period we repaid $471.0 million of borrowings on the one-time borrowing portion of the Bridge Facility and $160.0 million on the revolving facility portion of the Bridge Facility. At August 31, 2007, borrowings of $400.0 million remained outstanding under this facility.

Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2007, approximately $4.7 million of debt is outstanding under these short term facilities, with current interest rates ranging from 2.8% to 6.0%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At August 31, 2007, approximately $57.4 million of debt is outstanding under the long term facilities, with current interest rates ranging from 1.0% to 3.9%. Approximately $11.0 million of this total is due and payable within 12 months and is classified as short term on the Consolidated Balance Sheet. The remaining $46.4 million will mature at various dates through July 2012 and is classified as long term on the Consolidated Balance Sheet.

During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At August 31, 2007, $15.3 million is outstanding under this loan agreement.

During the second quarter of fiscal year 2007, we entered into a one year, 29.9 million Taiwan dollar credit facility for a Taiwanese subsidiary with a Taiwan branch of a global bank. Borrowings under this facility are revolving in nature. Under the terms of the facility, we pay interest on outstanding borrowings at a rate determined by the bank at the time of borrowing. At August 31, 2007, borrowings of 19.0 million Taiwan dollars (approximately $0.6 million based on currency exchange rates at August 31, 2007) were outstanding under this facility and incurring interest at an average rate of 2.8%.

During the third quarter of fiscal year 2007, we entered into a short term, $2.0 million credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of $2.0 million were outstanding under this facility.

During the fourth quarter of fiscal year 2007, we entered into a short term, $360.0 thousand credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of $349.0 thousand were outstanding under this facility.

During the fourth quarter of fiscal year 2007, we entered into a short term, 66.6 million Japanese yen import financing facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of this facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of 48.0 million Japanese yen (approximately $0.4 million based on currency exchange rates at August 31, 2007) were outstanding under this facility.

During the fourth quarter of fiscal year 2007, we entered into a 1.1 billion Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and incur interest at a rate determined by the bank at the time of borrowing. At August 31, 2007, borrowings of 440.0 million Indian rupees (approximately $10.8 million based on currency exchange rates at August 31, 2007) were outstanding under this facility and incurring interest at an average rate of 10.08%.

During the fourth quarter of fiscal year 2007, we entered into a long term, 400.0 million Indian rupee loan agreement for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility will incur interest at a fixed rate of 10.5%. Proceeds under the loan will be drawn at various future dates and will be due and payable after a three year period. At August 31, 2007, no borrowings were outstanding under this loan agreement.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to effectively lock in the July 2007 fixed interest rate for an anticipated debt issuance to refinance the Bridge

Facility. The swaps are accounted for as a cash flow hedge under SFAS 133. Under the terms of the swaps, we will pay a fixed rate and will receive a variable rate based on the three-month USD LIBOR rate plus a credit spread. The notional amount of the swaps is $400.0 million and the swaps will be terminated no later than November 15, 2007.

During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating accounts receivable are included in our Consolidated Balance Sheet until the cash is received by the Purchaser from our customer for the accounts receivable. Accordingly, we have a liability of $8.4 million recorded on our Consolidated Balance Sheet at August 31, 2007 related to cash that has been received by the Company from the Purchaser for specific accounts receivable, but for which our customer has not remitted payment yet.

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006 and Form 10-Q for the periods ended November 30, 2006 and February 28, 2007 we obtained all of the necessary covenant waivers for all material debt instruments entered into by the Company. As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007 the Company was in compliance with all covenants as of August 31, 2007.

At August 31, 2007, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $300.0 million to $350.0 million, principally for machinery and equipment across all segments, expansion of existing manufacturing sites and the completion of new manufacturing sites in Eastern Europe, Asia and India and for information technology infrastructure. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the payment of approximately $31.7 million for current restructuring activities, and our working capital requirements for the next twelve months.

We entered into a merger agreement on November 22, 2006 with Green Point pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of

$13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. As discussed above, to fund the acquisition, we entered into a $1.0 billion Bridge Facility on December 21, 2006. See Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for further discussion. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that we acquired on April 24, 2007.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of August 31, 2007 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,262,193	$501,716	$402,831	$357,646	$—
Future interest on notes payable and long-term debt	173,542	43,897	84,565	45,080	—
Operating lease obligations	273,339	46,176	65,394	37,838	123,931
Estimated future benefit plan payments	73,587	5,267	12,383	13,739	42,198

Total contractual cash obligations	$1,782,661	$597,056	$565,173	$454,303	$166,129

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheet at their respective fair market values in accordance with SFAS 133. The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statement of Earnings.

The aggregate notional amount of outstanding contracts at August 31, 2007 was $1.2 billion. The fair value of these contracts amounted to a $4.7 million asset recorded in prepaid and other current assets and a $2.1 million liability recorded in accrued expenses on the Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2007. The forward contracts will settle in British pounds, Chinese yuan renminbi, Euro dollars, Hong Kong dollars, Hungarian forints, Japanese yen, Malaysian ringgits, Mexican pesos, Singapore dollars, Swedish krona, Taiwanese dollars and U.S. dollars.

We entered into several individual Taiwanese dollar foreign currency swap arrangements in connection with our tender offer for Green Point. These New Taiwan dollar foreign currency swap arrangements had a notional value of 17.0 billion New Taiwan dollars as of August 31, 2007 (approximately $513.9 million based on currency exchange rates at August 31, 2007) and the related non-deliverable forward contracts had a notional value of 10.0 billion New Taiwan dollars as of August 31, 2007 (approximately $303.0 million based on currency exchange rates at August 31, 2007).

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2007, we had no outstanding investments.

We pay interest on outstanding borrowings under our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Revolving Credit Facility, our short-term Indian working capital facility, our Indian credit facilities and our Japanese financing facility. There were $425.4 million in borrowings outstanding under these revolving credit facilities at August 31, 2007.

We pay interest on outstanding borrowings under our $1.0 billion Bridge Facility and our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of $400.0 million and 15.8 million Euros (approximately $21.6 million based on currency exchange rates at August 31, 2007) outstanding, respectively under these loan agreements at August 31, 2007.

We pay interest on outstanding borrowings we assumed as a result of the Green Point acquisition at both fixed and variable rates. At August 31, 2007, approximately $4.7 million of debt is outstanding under short term facilities, with current interest rates ranging from 2.8% to 6.0%. At August 31, 2007, approximately $57.4 million of debt is outstanding under long term facilities, with current interest rates ranging from 1.0% to 3.9%.

In July 2007, we entered into forward starting interest rate swap transactions to effectively lock in the July 2007 fixed interest rate for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. Under the terms of the swaps, we will pay a fixed rate and will receive a variable rate based on the three-month USD LIBOR rate plus a credit spread. The notional amount of the swaps is $400.0 million and the swaps will be terminated no later then November 2007. At August 31, 2007 the fair value of the swaps of $11.8 million was recorded in our Consolidated Balance Sheet in current liabilities with the corresponding offset recorded in accumulated other comprehensive income net of taxes. An increase or decrease of 50 basis points in the USD LIBOR interest rate of the forward swaps by November 2007 would result in a change of approximately $16.0 million in the fair market value of the swaps. Based on our ability to use hedge accounting, all changes in the fair market value of the swaps will be offset by a corresponding increase or decrease to accumulated other comprehensive income.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We derive a substantial portion of our revenues from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations, and – An adverse change in the interest rates for our borrowings could adversely affect our financial condition.” See Note 1(p) – “Description of Business and Summary of Significant Accounting Policies – Derivative Instruments”, Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” and Note 14 – “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2007. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2007. Management’s report on internal control over financial reporting as of August 31, 2007 and the report of independent registered public accounting firm on our management’s assessment of internal control over financial reporting as of August 31, 2007 contained in this Annual Report on Form 10-K are incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2007, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended August 31, 2007, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth in Items 9(a), (b) and (c) above, notwithstanding those improvements and modifications.

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

On November 22, 2006, we entered into a merger agreement with Green Point. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of August 31, 2007 did not include the internal control over financial reporting of the acquired operations of Green Point. Green Point is included in our consolidated financial statements beginning on January 16, 2007, representing $1.2 billion of total assets at August 31, 2007 and $343.1 million of net revenue for the fiscal year ended August 31, 2007. As part of our integration of Green Point, we continue to evaluate Green Point’s internal controls over financial reporting and address controls that we note need improvement. From the date we obtained controlling interest in Green Point to August 31, 2007, the processes and systems of Green Point’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance” in our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2007.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2007.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are available on our website at http://www.jabil.com. Stockholders may request a copy of the Corporate Governance Guidelines from the address and phone number set forth above under “ – Codes of Ethics.”

Committee Charters

The charters for our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available on our website at http://www.jabil.com. Stockholders may request a copy of each of these charters from the address and phone number set forth under “– Codes of Ethics.”

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors – “Compensation of Directors” and “Executive Officer Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2007.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2007.

Equity Compensation Plan Information

Equity compensation plans approved by security holders:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1992 Stock Option Plan	4,037,192	$20.44	NA
1992 Employee Stock Purchase Plan	NA	NA	NA
2002 Stock Option Plan	11,952,979	$25.42	6,840,358
2002 CSOP Plan	108,323	$17.86	390,703
2002 FSOP Plan	307,450	$23.99	94,410
2002 Employee Stock Purchase Plan	NA	NA	1,408,110
Restricted Stock Awards	4,993,627	NA	NA

Total	21,399,571		8,733,581

See Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2007.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services” and “- Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 71 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 71 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

On November 22, 2006, the Company entered into a merger agreement with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”). As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ending August 31, 2007 did not include the internal controls over financial reporting of the acquired operations of Green Point. Green Point is included in the Company’s consolidated financial statements beginning on January 16, 2007, representing $1.2 billion of total assets at August 31, 2007 and $343.1 million of net revenue for the fiscal year ended August 31, 2007.

Based on this assessment, management has concluded that, as of August 31, 2007, the Company maintained effective internal control over financial reporting.

KPMG LLP, the independent registered public accounting firm who audited and reported on the consolidated financial statements of the Company included in this report, has issued an audit report on management’s assessment of internal control over financial reporting which follows this report.

October 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited management’s assessment, included in the immediately preceding Management’s Report on Internal Control Over Financial Reporting, that Jabil Circuit, Inc. maintained effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jabil Circuit, Inc. maintained effective internal control over financial reporting as of August 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Jabil Circuit, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Jabil Circuit acquired the operations of Taiwan Green Point Enterprises Co., Ltd (Green Point) during 2007, and management excluded from its assessment of the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2007, Green Point’s internal control over financial reporting associated with total assets of approximately $1.2 billion and total revenues of approximately $343.1 million included in the consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as of and for the year ended August 31, 2007. Our audit of internal control over financial reporting of Jabil Circuit, Inc. also excluded an evaluation of the internal control over financial reporting of Green Point.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2007 and the related schedule, and our report dated October 24, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

October 24, 2007

Tampa, Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of August 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 24, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

October 24, 2007

Tampa, Florida

Certified Public Accountants

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents (note 1)	$663,625	$773,563
Accounts receivable, net of allowance for doubtful accounts of $10,559 in 2007 and $5,801 in 2006 (note 2)	1,352,383	1,288,024
Inventories (note 3)	1,374,400	1,452,737
Prepaid expenses and other current assets	231,797	121,843
Income taxes receivable	22,132	17,507
Deferred income taxes (note 4)	21,956	25,291

Total current assets	3,666,293	3,678,965
Property, plant and equipment, net of accumulated depreciation of $914,368 at August 31, 2007 and $830,240 at August 31, 2006 (note 5)	1,261,481	985,262
Goodwill (notes 6 and 7)	1,124,484	608,067
Intangible assets, net of accumulated amortization of $93,688 at August 31, 2007 and $77,295 at August 31, 2006 (notes 6 and 7)	146,592	80,707
Deferred income taxes (note 4)	89,562	46,356
Other assets	6,820	12,373

Total assets	$6,295,232	$5,411,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 8)	$501,716	$63,813
Accounts payable	2,001,508	2,231,864
Accrued compensation and employee benefits	144,486	148,625
Other accrued expenses (notes 9 and 10)	282,992	214,487
Income taxes payable	58,127	40,240
Deferred income taxes (note 4)	2,018	2,305

Total current liabilities	2,990,847	2,701,334
Notes payable, long-term debt and long-term lease obligations less current installments (note 8)	760,477	329,520
Other liabilities (note 9 and 10)	78,538	78,549
Deferred income taxes (note 4)	13,677	7,846

Total liabilities	3,843,539	3,117,249

Minority interest	8,682	—

Commitments and contingencies (note 11)
Stockholders’ equity (note 12):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 204,574,679 shares in 2007, and 202,931,356 shares in 2006	212	211
Additional paid-in capital	1,340,687	1 ,265,382
Retained earnings	1,131,403	1,116,035
Accumulated other comprehensive income	170,960	113,104
Treasury stock at cost, 8,418,700 shares in 2007 and 2006	(200,251)	(200,251)

Total stockholders’ equity	2,443,011	2,294,481

Total liabilities and stockholders’ equity	6,295,232	$5,411,730

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2007	2006	2005
Net revenue (note 13)	$12,290,592	$10,265,447	$7,524,386
Cost of revenue	11,478,562	9,500,547	6,895,880

Gross profit	812,030	764,900	628,506
Operating expenses:
Selling, general and administrative	491,967	382,210	314,270
Research and development	36,381	34,975	22,507
Amortization of intangibles (note 6)	29,347	24,323	39,762
Restructuring and impairment charges (note 10)	72,396	81,585	—

Operating income	181,939	241,807	251,967
Other expense	15,888	11,918	4,106
Interest income	(14,531)	(18,734)	(13,774)
Interest expense	86,069	23,507	20,667

Income before income taxes and minority interest	94,513	225,116	240,968
Income tax expense (note 4)	21,401	60,598	37,093
Minority interest	(124)	—	—

Net income	$73,236	$164,518	$203,875

Earnings per share:
Basic	$0.36	$0.79	$1.01

Diluted	$0.35	$0.77	$0.98

Common shares used in the calculations of earnings per share:
Basic	203,779	207,413	202,501

Diluted	206,972	212,540	207,706

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2007	2006	2005
Net income	$73,236	$164,518	$203,875
Other comprehensive income:
Foreign currency translation adjustment	70,350	41,940	37,377
Change in fair market value of derivative instruments, net of tax	(7,190)	—	(274)
Change in minimum pension liability, net of tax (note 9)	(2,098)	(8,939)	(10,057)

Comprehensive income	$134,298	$197,519	$230,921

*	As a result of adopting the recognition principles of SFAS 158 on August 31, 2007, the Company recorded a $3.2 million adjustment to accumulated other comprehensive income, net of a $1.3 million tax benefit. In accordance with the requirements of SFAS 158, this adjustment has been excluded from the above presentation of comprehensive income for fiscal year 2007.

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at August 31, 2004	201,298,830	$201	$993,973	$776,792	—	$53,057	—	$1,824,023
Shares issued upon exercise of stock options (note 12)	2,727,004	3	40,661	—	—	—	—	40,664
Shares issued under employee stock purchase plan (note 12)	466,297	—	9,723	—	—	—	—	9,723
Recognition of stock-based compensation (notes 1 and 12)	—	—	35,404	—	—	—	—	35,404
Issuance of restricted stock awards (note 12)	—	—	10,529	—	(10,529)	—	—	—
Recognition of unearned compensation (note 12)	—	—	—	—	1,755	—	—	1,755
Tax benefit of options exercised, restated	—	—	3,451	—	—	—	—	3,451
Comprehensive income, restated	—	—	—	203,875	—	27,046	—	230,921

Balance at August 31, 2005	204,492,131	$204	$1,093,741	$980,667	$(8,774)	$80,103	$—	$2,145,941

Shares issued upon exercise of stock options (note 12)	6,355,777	6	120,080	—	—	—	—	120,086
Shares issued under employee stock purchase plan (note 12)	485,648	1	11,556	—	—	—	—	11,557
Issuance of restricted stock awards	16,500	—	—	—	—	—	—	—
Treasury shares purchased (note 12)	(8,418,700)	—	—	—	—	—	(200,251)	(200,251)
Reversal of unearned compensation upon adoption of SFAS 123R (note 12)	—	—	(8,774)	—	8,774	—	—	—
Adjustment for non-employee stock awards to be reclassified as a liability (note 1)	—	—	(879)	—	—	—	—	(879)
Recognition of stock-based compensation (notes 1 and 12)	—	—	43,848	—	—	—	—	43,848
Tax benefit of options exercised	—	—	5,810	—	—	—	—	5,810
Declared dividends (note 12)	—	—	—	(29,150)	—	—	—	(29,150)
Comprehensive income	—	—	—	164,518	—	33,001	—	197,519

Balance at August 31, 2006	202,931,356	$211	$1,265,382	$1,116,035	$—	$113,104	$(200,251)	$2,294,481

Shares issued upon exercise of stock options (note 12)	860,328	1	12,751	—	—	—	—	12,752
Shares issued under employee stock purchase plan (note 12)	623,770	—	12,360	—	—	—	—	12,360
Exchange of share-based compensation awards in connection with business combination.	—	—	182	—	—	—	—	182
Issuance of restricted stock awards (note 12)	159,225	—	—	—	—	—	—	—
Recognition of stock-based compensation (notes 1 and 12)	—	—	43,287	—	—	—	—	43,287
Tax benefit of options exercised	—	—	6,725	—	—	—	—	6,725
Declared dividends (note 12)	—	—	—	(57,868)	—	—	—	(57,868)
Comprehensive income	—	—	—	73,236	—	61,062	—	134,298
Adjustment to initially adopt SFAS 158, net of tax (note 9)	—	—	—	—	—	(3,206)	—	(3,206)

Balance at August 31, 2007	204,574,679	$212	$1,340,687	$1,131,403	$—	$170,960	$(200,251)	$2,443,011

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$73,236	$164,518	$203,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239,702	198,676	220,123
Recognition of deferred grant proceeds	(13)	(507)	(1,199)
Amortization of discount on note receivable	—	(1,402)	(1,002)
Minority interest	43	—	—
Recognition of stock-based compensation	43,287	43,848	37,284
Deferred income taxes	(32,146)	9,212	(1,432)
Non-cash restructuring charges	72,396	80,707	—
Provision (recovery) for doubtful accounts	7,956	3,203	(936)
Tax benefit of options exercised		—	3,451
Excess tax benefit from options exercised	(6,725)	(5,810)	—
(Gain) loss on sale of property	1,461	(3,641)	2,731
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	126,017	(299,369)	(31,070)
Inventories	201,546	(577,934)	(106,291)
Prepaid expenses and other current assets	(82,418)	(38,865)	21,203
Other assets	7,486	(969)	1,689
Accounts payable and accrued expenses	(482,824)	868,240	244,083
Income taxes payable	14,885	8,269	(2,508)

Net cash provided by operating activities	183,889	448,176	590,001

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(771,898)	(166,686)	(216,060)
Cash disbursements for notes receivable	—	—	(26,356)
Cash disbursement for purchase option	—	—	(3,809)
Acquisition of property, plant and equipment	(302,190)	(279,861)	(256,849)
Proceeds from sale of property, plant and equipment	19,666	29,077	14,380

Net cash used in investing activities	(1,054,422)	(417,470)	(488,694)

Cash flows from financing activities:
Borrowings under debt agreements	4,448,585	487,010	117,708
Payments toward debt agreements and capital lease obligations	(3,707,678)	(477,263)	(102,466)
Payment related to termination of interest rate swap agreement	—	—	(4,564)
Dividends paid to stockholders	(57,604)	(14,855)	—
Payments to acquire treasury stock	—	(200,251)	—
Net proceeds from issuance of common stock under option and employee purchase plans	25,112	131,643	50,262
Tax benefit of options exercised	6,725	5,810	—

Net cash (used in) provided by financing activities	715,140	(67,906)	60,940

Effect of exchange rate changes on cash	45,455	14,692	12,502

Net (decrease) increase in cash and cash equivalents	(109,938)	(22,508)	174,749
Cash and cash equivalents at beginning of period	773,563	796,071	621,322

Cash and cash equivalents at end of period	663,625	$773,563	$796,071

Supplemental disclosure information:
Interest paid	$96,892	$33,461	$21,987

Income taxes paid, net of refunds received	$31,458	$37,660	$45,455

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

Significant accounting policies followed by the Company are as follows:

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of Jabil Circuit, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the information have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2007 and 2006 there were no cash equivalents. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

d. Inventories

Inventories are stated at the lower of cost (the first in, first out (FIFO) method for manufacturing operations and the average method for after-market services operations) or market.

e. Property, Plant and Equipment, net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings	35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	5 to 10 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years

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

h. Revenue Recognition

The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from after-market services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. The Company assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented in the Company’s Consolidated Statement of Earnings on a net basis.

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

j. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2007	2006	2005
Numerator:
Net income	$73,236	$164,518	$203,875

Denominator:
Weighted-average common shares outstanding – basic	203,779	207,413	202,501
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	2,170	4,925	4,770
Dilutive unvested common shares associated with restricted stock awards	1,023	202	435

Weighted average shares outstanding – diluted	206,972	212,540	207,706

Earnings per common share:
Basic	$0.36	$0.79	$1.01

Diluted	$0.35	$0.77	$0.98

For the years ended August 31, 2007, 2006 and 2005, options to purchase 3,602,098; 698,427; and 1,279,325 shares of common stock, respectively, were outstanding during the respective periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings Per Share (“SFAS 128”). In accordance with the contingently issuable shares provision of SFAS 128, 1,699,131 and 788,326 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 and 2007 were not included in the calculation of earnings per share for the fiscal years ended August 31, 2007 and 2006, respectively, because all the necessary conditions for vesting have not been satisfied. In addition, for the fiscal years ended August 31, 2007 and 2006, 5,762,028 and 2,598,784 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive.

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

l. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short maturity on these items. The carrying amount of debt outstanding pursuant to bank agreements, excluding the 5.875% senior notes (the “5.875% Senior Notes”), approximates fair value as interest rates on these instruments approximates current market rates. The estimated fair value of the 5.875% Senior Notes based upon current market rates was approximately $297.0 million and $301.2 million at August 31, 2007 and 2006, respectively.

m. Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service, through a 401(k) plan that provides a Company matching contribution. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $24.3 million, $31.8 million, and $23.6 million for the years ended August 31, 2007, 2006 and 2005, respectively.

n. Stock-Based Compensation

Effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (“SFAS 123R”) for its share-based compensation plans. The Company previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and disclosure requirements established by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), as amended by Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

In accordance with APB 25, the difference between the exercise price and the fair market value on the measurement date was recognized as compensation expense for stock option awards granted to employees. Under this intrinsic value method of accounting, no compensation expense was recognized in the Company’s Consolidated Statements of Earnings when the exercise price of the Company’s employee stock option grants equaled the market price of the underlying common stock on the date that measurement was considered certain. The measurement date was considered certain when the number of shares and the price the employee was required to pay were fixed. When the measurement date was not certain (due to an effective re-pricing), then the Company recorded stock compensation expense using variable accounting under APB 25, as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. When variable accounting was applied to stock option grants, the Company remeasured the intrinsic value of the options at the end of each reporting period or until the options were exercised, cancelled or expired unexercised. Compensation expense in any given period was calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned was calculated under an accelerated vesting method in accordance with FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, (“FIN 28”).

Prior to the adoption of SFAS 123R, the Company applied the fair-value method to share-based payments granted to non-employee consultants in accordance with SFAS 123. The fair-value method continued to be applied to such non-employee awards upon adoption of SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Consolidated Balance Sheet until the options are exercised, cancelled or expire unexercised. At August 31, 2007 and 2006, $0.5 million and $0.9 million, respectively, related to non-employee stock option awards was classified as a liability on the Company’s Consolidated Balance Sheet and a gain of $0.3 million and $0.7 million was recorded in the Consolidated Statement of Earnings for the twelve months ended August 31, 2007 and 2006, respectively, resulting from remeasurement of the awards.

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

Upon the adoption of SFAS 123R, the Company changed its option valuation model from the Black-Scholes model to a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s ESPP, granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company continues to use the Black-Scholes model for valuing the shares granted under the ESPP. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards will be recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period. There were no capitalized stock-based compensation costs at August 31, 2007, 2006, or 2005.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its share-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R (in thousands, except per share data):

	Fiscal Year Ended August 31,
	2007	2006	2005
Reported net income	$73,236	$164,518	$203,875
Total stock-based employee compensation expense included in the determination of reported net income, net of related tax effects of $10,763, $11,459, and $7,959 for the fiscal year ended	32,524	32,389	29,326
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $10,763, $11,459, and $43,945 for the fiscal year ended	(32,524)	(32,389)	(115,957)

Pro forma net income for calculation of diluted earnings per share	$73,236	$164,518	$117,244

Earnings per share:
Reported earnings per share – basic	$0.36	$0.79	$1.01

Pro forma earnings per share – basic	$0.36	$0.79	$0.58

Reported earnings per share – diluted	$0.35	$0.77	$0.98

Pro forma earnings per share – diluted	$0.35	$0.77	$0.56

During the three months and twelve months ended August 31, 2007, the Company recorded an additional ($0.2) million and $4.9 million, respectively, of compensation expense (income) in the Consolidated Statements of Earnings, as a result of agreeing to pay certain 2006 personal tax liabilities incurred by certain option holders who have exercised Section 409A Affected Options as defined under Internal Revenue Code Section 409A.

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

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the fiscal year ended August 31, 2007, 2006 and 2005 was $25.1 million, $131.6 million, and $50.3 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in the statement of earnings in future financial statements upon the effectiveness of SFAS 123R. The maximum future compensation expense that was avoided upon adoption of SFAS 123R was approximately $96.0 million, of which approximately $22.7 million was related to options held by executive officers and directors of the Company. Based on the findings of the Board appointed Special Committee and management’s review of historical stock option grant practices it was determined that certain options included in the accelerated vesting had a final measurement date that was subsequent to the original grant date. Therefore, in conjunction with the Company’s restated prior period financial statements, stock-based compensation expense of $20.9 million and $0.5 million was recognized in the Consolidated Statement of Earnings for the years ended August 31, 2005 and 2004, respectively, related to the above discussed accelerated options.

As described in Note 11 – “Commitments and Contingencies,” the Company is involved in shareholder derivative actions, a putative shareholder class action and a Securities and Exchange Commission (“SEC”) Informal Inquiry, and received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, a Special Committee of the Company’s Board of Directors was appointed to review the allegations in such actions. The Company has cooperated and intends to continue to cooperate with the special board committee, the SEC and the U.S. Attorney’s office. The Company cannot, however, predict the outcome of those investigations.

See Note 12 – “Stockholders’ Equity” for further discussion and assumptions used to calculate the above pro forma information.

o. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income consists of the following (in thousands):

	August 31,
	2007	2006
Foreign currency translation adjustment	$202,491	$132,141
Minimum pension liability, net of tax	—	(19,037)
Actuarial loss, net of tax	(24,184)	—
Prior service cost, net of tax	(157)	—
Cash flow hedge mark to market adjustment, net of tax	(7,190)	—

	$170,960	$113,104

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2007 are net of a tax benefit of $9.3 million and $0.2 million, respectively. The minimum pension liability recorded to accumulated other comprehensive income at August 31, 2006 is net of an $8.2 million tax benefit.

The cash flow hedge mark to market adjustment recorded to accumulated other comprehensive income during the fiscal year ended August 31, 2007 is net of a $4.6 million tax benefit.

p. Derivative Instruments

The Company applies Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, (“SFAS 138”) and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, (“SFAS 149”). In accordance with these standards, all derivative instruments are recorded on the balance sheet at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in operations.

q. Intellectual Property Guarantees

The Company’s turnkey solutions products may compete against the products of original design manufacturers and those of electronic product companies, many of whom may own the intellectual property rights underlying those products. As a result, the Company could become subject to claims of intellectual property infringement. Additionally, customers for the Company’s turnkey solutions services typically require that we indemnify them against the risk of intellectual property infringement. The Company has no liabilities recorded at August 31, 2007 related to intellectual property infringement claims.

2. Accounts Receivable Securitization

a. Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $325.0 million. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The Company was in compliance with the respective covenants at August 31, 2007. The securitization agreement, as amended, expires in February 2008 and may be extended on an annual basis.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

At August 31, 2007, the Company had sold $391.5 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $293.6 million and retained an interest in the receivables of approximately $97.9 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $15.9 million, $11.9 million and $4.1 million during the fiscal years ended August 31, 2007, 2006 and 2005, respectively, which are recorded as an other expense on the Consolidated Statement of Earnings.

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

At August 31, 2007, the Company had sold $38.4 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $38.4 million. The resulting loss on the sale of accounts receivable sold under this factoring agreement were insignificant for the fiscal years ended August 31, 2007, 2006 and 2005.

3. Inventories

Inventories consist of the following (in thousands):

	August 31,
	2007	2006
Raw materials	$912,577	$1,011,450
Work in process	275,993	244,180
Finished goods	185,830	197,107

	$1,374,400	$1,452,737

4. Income Taxes

Income tax expense amounted to $21.4 million, $60.6 million and $37.1 million for the years ended August 31, 2007, 2006 and 2005, respectively (an effective rate of 22.6%, 26.9% and 15.4%, respectively). The actual expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes and minority interest) as follows (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	2005
Computed “expected” tax expense	$33,080	$78,791	$84,339
State taxes, net of federal benefit	(101)	(662)	(174)
Federal effect of state net operating losses and tax credits	(219)	4,359	—
Impact of foreign tax rates	(40,869)	(86,172)	(54,254)
Permanent impact of non-deductible cost	10,482	11,645	4,470
Income tax credits	(4,980)	(11,112)	(2,177)
Changes in tax rates on deferred tax assets and liabilities	(1,286)	(239)	119
Valuation allowance	1,144	41,072	189
Equity compensation	5,786	3,570	7,432
Impact of intercompany charges	16,986	12,297	2,112
Other, net	1,378	7,049	(4,963)

Provision for income taxes	$21,401	$60,598	$37,093

Effective tax rate	22.6%	26.9%	15.4%

The domestic and foreign components of income before income taxes and minority interest were comprised of the following for the years ended August 31 (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	2005
U.S.	$(41,929)	$(42,498)	$(10,971)
Foreign	136,442	267,614	251,939

	$94,513	$225,116	$240,968

The components of income taxes for the fiscal years ended August 31, 2007, 2006 and 2005 were as follows (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2007:	U.S. – Federal	$10,552	$(9,980)	$572
	U.S. – State	2,988	(1,781)	1,207
	Foreign	38,948	(19,326)	19,622

		$52,488	$(31,087)	$21,401

2006:	U.S. – Federal	$25,363	$(8,081)	$17,282
	U.S. – State	(3,222)	2,229	(993)
	Foreign	26,714	17,595	44,309

		$48,855	$11,743	$60,598

2005:	U.S. – Federal	$4,466	$(5,277)	$(811)
	U.S. – State	1,429	(2,216)	(787)
	Foreign	27,001	11,690	38,691

		$32,896	$4,197	$37,093

The Company has been granted tax incentives, including tax holidays, for its Brazilian, Chinese, Hungarian, Indian, Malaysian, and Polish subsidiaries. These tax incentives, including tax holidays, expire through 2017 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2007, 2006 and 2005, resulting in a tax benefit of approximately $43.4 million ($0.21 per basic share), $43.3 million ($0.21 per basic share), and $36.9 million ($0.18 per basic share), respectively.

The Company intends to indefinitely reinvest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $1.1 billion as of August 31, 2007. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended August 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$134,237	$29,825
Accounts receivable, principally due to allowance for doubtful accounts	1,265	1,055
Grant receivable	76	86
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	5,978	4,827
Compensated absences, principally due to accrual for financial reporting purposes	6,313	5,288
Accrued expenses, principally due to accrual for financial reporting purposes	28,801	28,722
Accrued UK interest, deductible when paid	553	611
Property, plant and equipment, principally due to differences in depreciation and amortization	17,994	10,985
Foreign currency gains and losses	1,426	842
Foreign tax credits	8,759	8,528
Equity compensation – U.S.	30,779	20,351
Equity compensation – Foreign	3,099	2,479
Cash flow hedge mark to market adjustment	4,635	—
Other	6,415	6,772

Total gross deferred tax assets	250,330	120,371
Less valuation allowance	(117,275)	(43,497)

Net deferred tax assets	$133,055	$76,874

Deferred tax liabilities:
Intangible assets	26,328	10,421
Other	10,904	4,957

Deferred tax liabilities	$37,232	$15,378

Net current deferred tax assets were $19.9 million and $23.0 million at August 31, 2007 and 2006, respectively, and the net non-current deferred tax assets were $75.9 million and $38.5 million at August 31, 2007 and 2006, respectively.

The net change in the total valuation allowance for the fiscal years ended August 31, 2007 and 2006 was $73.8 million and $38.9 million, respectively. The increase in the valuation allowance for the fiscal year ended August 31, 2007 primarily results from $71.8 million that was recorded in connection with the acquisition of

Celetronix for which subsequently recognized tax benefits will be applied to reduce goodwill and other non-current intangible assets or liabilities directly to contributed capital. In addition, at August 31, 2007, the Company has gross tax effected net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $82.6 million, $10.3 million and $45.0 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2026. The Company has gross state tax credits and federal foreign tax credits of $1.6 million and $8.8 million, respectively, for state and federal carry forward, which are available to reduce future taxes, if any. These state and federal foreign tax credits expire through the years 2016 and 2017, respectively.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2007	2006
Land and improvements	$93,914	$74,546
Buildings	487,640	429,037
Leasehold improvements	67,904	56,136
Machinery and equipment	1,109,007	927,167
Furniture, fixtures and office equipment	57,074	54,080
Computer hardware and software	279,902	247,299
Transportation equipment	7,388	6,895
Construction in progress	73,020	20,342

	2,175,849	1,815,502
Less accumulated depreciation and amortization	914,368	830,240

	$1,261,481	$985,262

Depreciation expense of approximately $210.4 million, $174.4 million and $180.4 million was recorded for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

During the fiscal years ended August 31, 2007, 2006 and 2005, the Company capitalized approximately $2.5 million, $1.6 million and $0.8 million, respectively, in interest related to constructed facilities.

Maintenance and repair expense was approximately $53.7 million, $54.5 million, and $43.5 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

6. Goodwill and Other Intangible Assets

As discussed in Note 1(f) above, the Company accounts for goodwill and other intangible assets in accordance with SFAS 141 and SFAS 142.

In accordance with SFAS 142, the Company is required to perform a goodwill impairment test at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. The Company completed the annual impairment test during the fourth quarter of fiscal year 2007 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 13 – “Concentration of Risk and Segment Data,” by

comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized any impairment of its goodwill.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the twelve months ended August 31, 2007 (in thousands):

Reportable Segment	Balance at August 31, 2006	Acquisitions and Purchase Accounting Adjustments	Foreign Currency Impact	Balance at August 31, 2007
Americas	$119,850	$(107)	$1,704	$121,447
Europe	189,441	—	9,741	199,182
Asia	273,435	509,326	(4,928)	777,833
Other non-reportable segment	25,341	390	291	26,022

Total	$608,067	$509,609	$6,808	$1,124,484

The additions to goodwill during fiscal year 2007 were due primarily to the acquisitions consummated during the year. For further discussion of the Company’s acquisitions, see Note 7 – “Business Acquisitions.”

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition consummated in the second quarter of fiscal year 2007. See Note 7 – “Business Acquisitions” for further discussion of recent acquisitions.

The following tables present the Company’s total purchased intangible assets at August 31, 2007 and August 31, 2006 (in thousands):

August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements & customer relationships	$155,352	$(80,962)	$74,390
Intellectual property	84,928	(12,726)	72,202

Total	$240,280	$(93,688)	$146,592

August 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements & customer relationships	$155,084	$(76,329)	$78,755
Intellectual property	2,918	(966)	1,952

Total	$158,002	$(77,295)	$80,707

The weighted-average amortization period for aggregate intangible assets at August 31, 2007 is 6.2 years, which includes a weighted-average amortization period of 7.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.6 years for intellectual property.

Intangible asset amortization for fiscal years 2007, 2006 and 2005 was approximately $29.3 million, $24.3 million, and $39.8 million, respectively. The increase in the gross carrying amount of the Company’s purchased intangible assets at August 31, 2007 was the result of acquisitions consummated in fiscal year 2007, offset by certain fully amortized intangible assets. For additional information regarding purchased intangibles refer to Note 7 – “Business Acquisitions”. The increase in the accumulated amortization of the Company’s purchased intangible assets at August 31, 2007 was due to additional amortization expense recorded in fiscal year 2007.

The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2008	$32,567
2009	28,887
2010	25,904
2011	21,671
2012	13,338
Thereafter	24,225

Total	$146,592

7. Business Acquisitions

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

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.2 million, based on foreign currency rates at the date of acquisition. The purchase consideration resulted in purchased intangible assets of approximately $1.4 million, goodwill of approximately $0.8 million and purchased in-process research and development of $0.3 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and five years, respectively. The purchased in-process research and development was immediately charged to research and development expense in the Consolidated Statement of Earnings during the fourth quarter of fiscal year 2006.

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

c. Green Point Acquisition

On November 22, 2006, the Company entered into a merger agreement with Green Point, pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was primarily achieved through a tender offer that the Company made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, the Company acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, the Company paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares.

Subsequent to the completion of the tender offer and prior to the completion of the legal merger, the Company acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, the Company acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of $13.3 million in U.S. dollars).

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

The purchase consideration for the transaction included approximately $901.4 million in cash paid to complete the merger with Green Point and for professional fees; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on the Company’s preliminary evaluation, which is expected to be completed no later than the second quarter of fiscal year 2008, the Company recorded purchased amortizable intangible assets of $96.3 million, purchased intangibles with an indefinite life of $47.0 million, and goodwill of $461.6 million, based on exchange rates at the date of acquisition. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over periods of three to seven years.

Financial information related to the Green Point business is included in the Asia operating segment. Refer to Note 13 – “Segment Information” for further details.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of fiscal years 2007 and 2006. Pro forma adjustments arise due to additional amortization on estimated identifiable intangible assets and additional interest on the unsecured bridge credit agreement that was entered into to acquire Green Point. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

	Fiscal Year Ended August 31,
	2007	2006
	(unaudited)	(unaudited)
	(in thousands, except for per share information)
Net revenue	$12,553,274	$10,723,092

Income before taxes	$100,946	$191,177

Net income	$76,411	$129,444

Earnings per common share:
Basic	$0.37	$0.62

Diluted	$0.37	$0.61

8. Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations consist of the following (in thousands):

	August 31,
	2007	2006
Borrowings under unsecured revolving credit facility and term loan (a)	$400,000	$—
Borrowings under revolving credit facility with Japanese bank (b)	—	—
Borrowings under various short-term credit facilities (c)	42,421	55,885
Borrowings under unsecured bridge credit agreement (d)	400,000	—
Long-term capital lease obligations (e)	29	176
Financing obligation related to sale-leaseback transaction (f)	5,285	5,165
Loan from Indian bank due 2008 (g)	9,780	8,595
Loan from Hungarian bank due 2008 (h)	21,602	27,239
Miscellaneous borrowings	—	42
5.875% Senior Notes due 2010 (i)	297,215	296,231
Green Point debt obligations (j)	62,140	—
Loan from vendor related to software licenses (k)	15,281	—
Short-term factoring debt (l)	8,440	—

Total notes payable, long-term debt and long-term lease obligations	1,262,193	393,333
Less current installments of notes payable, long-term debt and long-term lease obligations	501,716	63,813

Notes payable, long-term debt and long-term lease obligations, less current installments	$760,477	$329,520

(a)	During the fourth quarter of fiscal year 2007, the Company entered into an amended and restated senior unsecured five year credit agreement with a syndicate of banks which replaced a five year, $500.0 million unsecured revolving credit facility with a syndicate of banks. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million (collectively, the “Revolving Credit Facility”). Some or all of the lenders under the Revolving Credit Facility and their affiliates have various other relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. The Company, along with some of its subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Revolving Credit Facility held positions as agent and/or lender under the Company’s old revolving credit facility and the $1.0 billion unsecured credit agreement with a syndicate of banks (the “Bridge Facility”). The revolving credit portion of the Revolving Credit Facility terminates on July 19, 2012, and the term loan portion of the Revolving Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Revolving Credit Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.20% above the base rate or 0.625% above the Eurocurrency rate, and the current rate of interest on the term loan would be the base rate or 0.625% above the Eurocurrency rate. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of accounts receivables pursuant to the Company’s securitization program. In addition, the Company along with its subsidiaries are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the fourth quarter of fiscal year 2007, the Company borrowed $616.0 million against the revolving credit portion of the Revolving Credit Facility. These borrowings were repaid in full during the fourth quarter. A draw in the amount of $400.0 million has been made under the term portion of the Revolving Credit Facility and remains outstanding at August 31, 2007.

(b)	During the second quarter of fiscal year 2006, the Company renewed its existing 0.6 billion Japanese yen credit facility (approximately $5.1 million based on currency exchange rates at August 31, 2006) for a Japanese subsidiary with a Japanese bank. Under the terms of the facility, the Company pays interest on outstanding borrowings based on the Tokyo Interbank Offered Rate plus a spread of 0.50%. The credit facility expired on December 2, 2006 and all outstanding borrowings were then due and payable. At August 31, 2006, there were no borrowings outstanding under this facility. The Company did not renew this facility in the second quarter of fiscal year 2007.

(c)	During the second quarter of fiscal year 2006, the Company negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. During the fourth quarter of fiscal year 2007, this facility was reduced to 700.0 million Indian rupees (approximately $17.1 million based on currency exchange rates at August 31, 2007). Under the terms of the facility, the Company pays interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At August 31, 2007, borrowings of 695.0 million Indian rupees (approximately $17.0 million based on currency exchange rates at August 31, 2007) were outstanding under this facility and incurring interest at an average rate of 10.1%.

During the third quarter of fiscal year 2006, the Company assumed a short-term Chinese yuan renminbi credit facility for an acquired Chinese subsidiary with a Chinese bank. Under the terms of the facility, the bank determines the maximum borrowing limit and applicable fixed interest rate at the time of borrowing. At the date of acquisition, there were no outstanding borrowings under this facility. On November 9, 2006, the pre-existing agreement expired and the Company repaid the 15.0 million Chinese yuan renminbi on that date. Also on November 9, 2006, the Company negotiated a new loan agreement with a maximum of 20.0 million Chinese yuan renminbi. Under the terms of the agreement, borrowings are due and payable six months after the draw-down date. The loan agreement expired on May 8, 2007. There were no borrowings outstanding under this facility upon expiration.

During the fourth quarter of fiscal year 2006, the Company entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. During the first quarter of fiscal year 2007, the working capital facility was increased to $60.0 million. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of $11.3 million were outstanding under this facility.

During the second quarter of fiscal year 2007, the Company entered into a one year, 29.9 million Taiwan dollar credit facility for a Taiwanese subsidiary with a Taiwan branch of a global bank. Borrowings under this facility are revolving in nature. Under the terms of the facility, the Company pays interest on outstanding borrowings at a rate determined by the bank at the time of borrowing. At August 31, 2007, borrowings of 19.0 million Taiwan dollars (approximately $0.6 million based on currency exchange rates at August 31, 2007) were outstanding under this facility and incurring interest at an average rate of 2.8%.

During the third quarter of fiscal year 2007, the Company entered into a short term, $2.0 million credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of the facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of $2.0 million were outstanding under this facility.

During the fourth quarter of fiscal year 2007, the Company entered into a short term, $360.0 thousand credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of the facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of $349.0 thousand were outstanding under this facility.

During the fourth quarter of fiscal year 2007, the Company entered into a short term, 66.6 million Japanese yen import financing facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of this facility, the Company pays interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At August 31, 2007, borrowings of 48.0 million Japanese yen (approximately $0.4 million based on currency exchange rates at August 31, 2007) were outstanding under this facility.

During the fourth quarter of fiscal year 2007, the Company entered into a 1.1 billion Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and incur interest at a rate determined by the bank at the time of borrowings. At

August 31, 2007, borrowings of 440.0 million Indian rupees (approximately $10.8 million based on currency exchange rates at August 31, 2007) were outstanding under this facility and incurring interest at an average rate of 10.08%.

During the fourth quarter of fiscal year 2007, the Company entered into a long term, 400.0 million Indian rupee loan agreement for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility will incur interest at a fixed rate of 10.5%. Proceeds under the loan will be drawn at various future dates and will be due and payable after a three year period. At August 31, 2007, no borrowings were outstanding under this loan agreement.

(d)	During the second quarter of fiscal year 2007, the Company entered into a $1.0 billion unsecured bridge credit agreement with a syndicate of banks (the “Bridge Facility”). The Bridge Facility expires on December 20, 2007. Of the Bridge Facility, $900.0 million was designated for use by the Company as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility which is now terminated was a revolving facility to be used for the Company’s general corporate purposes. Interest and fees on Bridge Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in the Bridge Facility. The applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Based on the Company’s current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service, the current rate of interest on a full Eurocurrency rate draw (including the step-up) would be 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. The Company is subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Bridge Facility) to (b) Consolidated EBITDA (as defined in the Bridge Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. The Company is currently actively seeking a refinancing of the Bridge Facility. See “Risk Factors – We must refinance or repay our Bridge Facility on or before December 20, 2007 which will require additional financing that we cannot assure you will be available to us on attractive terms unless we issue additional equity.”

On various dates during fiscal year 2007, the Company borrowed approximately $871.0 million under the one-time borrowing portion of the Bridge Facility to fund the acquisition of Green Point and a total of approximately $160.0 million under the revolving portion of the Bridge Facility. During the same 12 month period the Company repaid $471.0 million of borrowings on the one-time borrowing portion of the Bridge Facility and $160.0 million on the revolving facility portion of the Bridge Facility. At August 31, 2007, borrowings of $400.0 million remained outstanding under this facility.

(e)	The Company assumed a capital lease obligation as part of its purchase of certain operations of Valeo S.A. during the fourth quarter of fiscal year 2002. This lease covers the land and building in Meung-sur-Loire, France and payments are due quarterly through fiscal year 2007. In the second quarter of fiscal year 2005, the Company entered into a capital lease covering specific equipment in Brest, France. Payments on the Brest capital lease were due quarterly through the third quarter of fiscal year 2006.

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

(f)	During the third quarter of fiscal year 2006, the Company entered into a sale-leaseback transaction involving its facility in Ayr, Scotland. The Company continues to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $126.1 thousand based on currency exchange rates at August 31, 2007). The Company received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to its continuing involvement in the property, the Company was precluded from recording the transaction as a sale. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At August 31, 2007, the balance of the financing obligation is approximately 2.6 million pounds sterling (approximately $5.3 million based on currency exchange rates at August 31, 2007).

(g)	During the third quarter of fiscal year 2005, the Company negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan facility, the Company pays interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.8 million based on exchange rates at August 31, 2007.

(h)	During the third quarter of fiscal year 2005, the Company negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, the Company pays interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments begin in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2007, borrowings of 15.8 million Euros (approximately $21.6 million based on currency exchange rates at August 31, 2007) were outstanding under the construction loan.

(i)	In July 2003, the Company issued a total of $300.0 million, seven-year, 5.875% Senior Notes at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to the Company’s “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. The Company is subject to covenants such as: limitation upon the Company’s consolidation, merger or sale of the Company, limitation upon the Company’s liens, limitation upon sales and leasebacks of the Company, limitation upon funded debt of the Company’s subsidiaries, limitation on guarantees given by the Company’s subsidiaries for the Company’s indebtedness, corporate existence of the Company, reports, and compliance and notice requirements.

(j)	Through the acquisition of Green Point the Company assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2007, approximately $4.7 million of debt is outstanding under these short term facilities, with current interest rates ranging from 2.8% to 6.0%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At August 31, 2007, approximately $57.4 million of debt is outstanding under the long term facilities, with current interest rates ranging from 1.0% to 3.9%. Approximately $11.0 million of this total is due and payable within 12 months and is classified as short term on the Consolidated Balance Sheet. The remaining $46.4 million will mature at various dates through July 2012 and is classified as long term on the Consolidated Balance Sheet.

(k)	During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that the Company purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At August 31, 2007, $15.3 million is outstanding under this loan agreement.

(l)	During the fourth quarter of fiscal year 2007, the Company entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating accounts receivable are included in the Company’s Consolidated Balance Sheet until the cash is received by the Purchaser from the Company’s customer for the accounts receivable. Accordingly, the Company has a liability of $8.4 million recorded on its Consolidated Balance Sheet at August 31, 2007 related to cash that has been received by the Company from the Purchaser for specific accounts receivable, but for which the customer has not remitted payment yet.

Debt maturities as of August 31, 2007 for the next five years are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2008	$501,716
2009	53,175
2010	349,656
2011	32,044
2012	325,602

Total	$1,262,193

9. Pension and Other Postretirement Benefits

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

There are no domestic pension or post-retirement benefit plan maintained by the Company.

On August 31, 2007, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The initial incremental effect of recognizing the funded status under SFAS 158 is recognized as an adjustment to accumulated other comprehensive loss as of August 31, 2007. Subsequent changes in the funded status that are not included in net periodic benefit cost will be reflected as a component of other comprehensive loss. The following table provides the incremental effect of adopting the recognition requirements of SFAS 158 as of August 31, 2007 (in thousands of dollars):

	Before adoption of SFAS 158	Adjustments to adopt SFAS 158	After adoption of SFAS 158
Deferred income tax assets, long term	$88,020	$1,542	$89,562
Other assets	6,753	67	6,820
Total assets	6,293,623	1,609	6,295,232
Deferred income tax liabilities, long term	13,428	249	13,677
Other liabilities	73,972	4,566	78,538
Total liabilities	3,838,724	4,815	3,843,539
Accumulated other comprehensive income	174,166	(3,206)	170,960
Total stockholders’ equity	2,446,217	(3,206)	2,443,011
Total liabilities and stockholders’ equity	$6,293,623	$1,609	$6,295,232

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement requirement will be effective for fiscal years ending after December 15, 2008, which is the Company’s fiscal year 2009. The Company currently uses a May 31 measurement date for substantially all of the above referenced plans, with the exception of the Jabil Circuit UK Limited plan, which uses a June 30 measurement date.

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands of dollars):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Beginning benefit obligation	$130,833	$110,529	$957	$576
Service cost	1,991	1,705	540	322
Interest cost	6,392	4,704	104	82
Actuarial loss (gain)	1,622	12,171	(1)	(90)
Curtailment loss (gain)	(897)	95	(1,608)	—
Plan amendments	3,718	—	—	—
Total benefits paid	(5,165)	(4,138)	—	—
Plan participant contribution	114	136	—	—
Acquisitions	7,239	893	—	—
Effect of conversion to U.S. dollars	7,346	4,738	42	67

Ending benefit obligation	$153,193	$130,833	$34	$957

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	5.1%	4.7%	8.3%	11.2%
Rate of compensation increases	4.1%	3.9%	0.0%	7.6%

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

b. Plan Assets

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands of dollars):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Beginning fair value of plan assets	$75,822	$69,228	$—	$—
Actual return on plan assets	4,546	4,746	—	—
Employer contributions	4,531	1,523	—	—
Asset transfer	3,486	—	—	—
Benefits paid from plan assets	(4,069)	(3,815)	—	—
Plan participants’ contributions	114	136	—	—
Acquisitions	3,053	—	—	—
Effect of conversion to U.S. dollars	4,778	4,004	—	—

Ending fair value of plan assets	$92,261	$75,822	$—	$—

The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension Plan Assets
	2007	2006
Asset Category
Equity securities	35%	36%
Debt securities	65%	64%

Total	100%	100%

The Company has adopted an investment policy for plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and debt securities. The Company currently expects to maintain the target mix of 35% equity and 65% debt securities in fiscal year 2008. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. There are no plan assets associated with the other postretirement benefits.

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets (in thousands of dollars):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Funded Status
Ending fair value of plan assets	$92,261	$75,822	$—	$—
Ending benefit obligation	(153,193)	(130,833)	(34)	(957)

Funded status	(60,932)	(55,011)	(34)	(957)
Unrecognized net actuarial loss/(gain)	—	30,897	—	(229)
Unamortized prior service cost	—	—	—	—

Net liability recorded at August 31	$(60,932)	$(24,114)	$(34)	$(1,186)

Consolidated Balance Sheet Information
Prepaid benefit cost	$66	$—	$—	$—
Accrued benefit liability	(60,998)	(51,306)	(34)	(1,186)
Minimum liability included in accumulated other comprehensive income (pre-tax)	—	27,192	—	—

Net liability recorded at August 31	$(60,932)	$(24,114)	$(34)	$(1,186)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$33,496	—	—	—
Prior service cost	352	—	—	—

Accumulated other comprehensive loss	$33,848	$—	$—	$—

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2008 (in thousands of dollars):

	Pension Benefits	Other Benefits
Recognized net actuarial loss	$1,561	$—
Amortization of prior service cost	(39)	—

Total	1,522	—

The accumulated benefit obligation for all defined benefit pension plans was $140.6 million and $123.1 million at August 31, 2007 and 2006, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands of dollars):

	August 31,
	2007	2006
Projected benefit obligation	$153,030	$130,603
Accumulated benefit obligation	140,550	123,018
Fair value of plan assets	92,031	75,616

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands of dollars):

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$1,991	$1,705	$1,632	$540	$322	$142
Interest cost	6,392	4,704	4,806	104	82	58
Expected long-term return on plan assets	(4,843)	(4,008)	(4,455)	—	—	—
Recognized actuarial loss	1,362	545	84	6	(3)	—
Net curtailment loss	—	95	—	—	—	—
Amortization of prior service cost	(111)	—	—	—	—	—

Net periodic benefit cost	$4,791	$3,041	$2,067	$650	$401	$200

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.1%	4.7%	4.3%	8.3%	11.2%	13.3%
Expected long-term return on plan assets	6.1%	6.1%	5.8%	—	—	—
Rate of compensation increase	4.1%	3.9%	3.6%	0.0%	7.6%	9.5%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Health Care Cost Trend Rates

The following table provides information about health care cost trend rates:

	Measurement Year Ended
	2007	2006
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	8.0%	8.0%
Year that the rate reaches the ultimate trend rate	2006	2006

Assumed health care cost trend rates have an effect on the amounts reported for the postretirement medical benefit plans. A one percentage point decrease in the assumed health care cost trend rates would reduce total service and interest costs and postretirement benefit obligations by $2.4 thousand and $30.1 thousand, respectively, for the fiscal year ended August 31, 2007; and by $459.8 thousand and $736.6 thousand, respectively, for the fiscal year ended August 31, 2006. A one percentage point increase in the assumed health care cost trend rates would increase total service and interest costs and postretirement benefit obligations by $3.1 thousand and $37.7 thousand, respectively, for the fiscal year ended August 31, 2007; and by $728.2 thousand and $1.3 million, respectively, for the fiscal year ended August 31, 2006.

f. Cash Flows

The Company expects to make cash contributions of between $5.5 million and $6.0 million to its funded pension plans during fiscal year 2008. The Company does not expect to make cash contributions to its other benefit plans in fiscal year 2008.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits	Other Benefits
2008	$5,265	$2
2009	$5,779	$2
2010	$6,600	$2
2011	$6,426	$2
2012	$7,309	$2
Years 2013 through 2017	$42,185	$13

10. Restructuring and Impairment Charges

During the fourth quarter of fiscal year 2006, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain higher cost geographies and to properly size its manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). As a result, the Company charged $81.9 million of restructuring and impairment costs against earnings during fiscal year 2006. These restructuring and impairment charges included employee severance and benefit costs of approximately $67.4 million, costs related to lease commitments of approximately $10.1 million, fixed asset impairments of approximately $3.6 million and other restructuring costs of approximately $0.8 million, primarily related to the repayment of government provided subsidies that resulted from the reduction in force in certain locations.

During fiscal year 2007, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $72.4 million, consisting of employee severance and benefit costs of approximately $31.3 million, costs related to lease commitments of approximately $2.7 million, fixed asset impairments of approximately $45.6 million and other restructuring costs of approximately $1.2 million, offset by $8.4 million of proceeds received in connection with facility closure costs.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through August 31, 2007 of $154.3 million include cash costs totaling $105.9 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006 and $64.8 million was paid in the four consecutive quarters of fiscal year 2007. The cash costs consist of employee severance and benefits costs of approximately $99.8 million, costs related to lease commitments of approximately $12.9 million and other restructuring income of $6.8 million. Non-cash costs of approximately $48.4 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $31.3 million and $67.4 million recorded in fiscal years 2007 and 2006, respectively, are related to the elimination of approximately 7,300 and 1,800 employees, respectively, across all functions of the business in facilities in the Americas, Europe and Asia. Lease commitment costs of $2.7 million and $10.1 million recorded in fiscal years 2007 and 2006, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program and recorded a fixed asset impairment charge of $45.6 and $3.6 million in fiscal years 2007 and 2006, respectively.

In addition, as part of the restructuring plan, management determined that it was more likely than not that certain foreign plants would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $35.1 million on net deferred tax assets as part of the restructuring plan. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Earnings. See Note 4 – “Income Taxes” for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the restructuring program during fiscal years ended August 31, 2007 and 2006, (in thousands):

Restructuring Activity – Fiscal Year Ended August 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2007
Employee severance and termination benefits	$66,252	$31,270	$3,639	$(66,854)	$34,307
Lease costs	10,108	2,693	(148)	(5,758)	6,895
Fixed asset impairment	—	45,574	(45,574)	—	—
Other	749	(7,141)	(396)	7,818	1,030

Total	$77,109	$72,396	$(42,479)	$(64,794)	$42,232

Restructuring Activity – Fiscal Year Ended August 31, 2006

	Liability Balance at August 31, 2005	Restructuring Related Charges (1)	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2006
Employee severance and termination benefits	$—	$67,431	$145	$(1,324)	$66,252
Lease costs	—	10,085	186	(163)	10,108
Fixed asset impairment	—	3,598	(3,598)	—	—
Other	—	779	—	(30)	749

Total	$—	$81,893	$(3,267)	$(1,517)	$77,109

(1)	During the fourth quarter of fiscal year 2006, the Company made the final cash payment related to the historical restructuring program. A liability of approximately $308.0 thousand remained after remittance of the final payment. This remaining liability was recorded as a reduction of the fiscal year 2006 restructuring charge, however, it is not included in the table above as it relates to a historical plan.

The tables below set forth the significant components and activity in the restructuring program by reportable segment during the fiscal years ended August 31, 2007 and 2006, (in thousands):

Restructuring Activity – Fiscal Year Ended August 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2007
Americas	$10,511	$18,810	$(7,624)	$(13,676)	$8,021
Europe	63,733	25,881	(17,208)	(45,006)	27,400
Asia	368	2,600	(578)	(1,188)	1,202
Other	2,497	25,105	(17,069)	(4,924)	5,609

Total	$77,109	$72,396	$(42,479)	$(64,794)	$42,232

Restructuring Activity – Fiscal Year Ended August 31, 2006

	Liability Balance at August 31, 2005	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2006
Americas	$—	$11,650	$(253)	$(886)	$10,511
Europe	—	66,077	(1,756)	(588)	63,733
Asia	—	1,090	(722)	—	368
Other	—	3,076	(536)	(43)	2,497

Total	$—	$81,893	$(3,267)	$(1,517)	$77,109

These restructuring and impairment charges related to the 2006 Restructuring Plan through August 31, 2007 of $154.3 million include cumulative charges to date of $30.5 million, $91.9 million, $3.7 million and $28.2 million in the Americas, Europe, Asia and Other reportable segments, respectively.

At August 31, 2007, liabilities of approximately $31.7 million related to the 2006 Restructuring Plan are expected to be paid in fiscal year 2008. The remaining liability of $10.5 million relates primarily to the charge for certain lease commitments and employee severance and termination benefit payments and is expected to be paid primarily during fiscal years 2009 through 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $250.0 million in total restructuring and impairment costs. Additional costs related to the restructuring plan are expected to be incurred primarily over the course of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. The $250.0 million estimated charge includes pre-tax restructuring charges related to employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. See Note 4 – “Income Taxes” for further discussion surrounding significant portions of the deferred tax assets and deferred tax liabilities.

11. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases outstanding August 31, 2007 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2008	$46,176
2009	36,930
2010	28,464
2011	20,382
2012	17,456
Thereafter	123,931

Total minimum lease payments	$273,339

Total operating lease expense was approximately $43.4 million, $50.1 million and $40.7 million for the years ended August 31, 2007, 2006 and 2005, respectively.

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability is as follows (in thousands):

Amount
Balance at August 31, 2004	$6,411
Accruals for warranties during the year	2,337
Settlements made during the year	(4,462)

Balance at August 31, 2005	4,286
Accruals for warranties during the year	2,953
Settlements made during the year	(3,299)

Balance at August 31, 2006	3,940
Accruals for warranties during the year	4,869
Settlements made during the year	(1,234)

Balance at August 31, 2007	$7,575

c. Litigation

On April 26, 2006, a shareholder derivative lawsuit was filed in State Circuit Court in Pinellas County, Florida on behalf of Mary Lou Gruber, a purported shareholder of the Company, naming the Company as a nominal defendant, and naming certain of the Company’s officers, Scott D. Brown, Executive Vice President, Mark T. Mondello, Chief Operating Officer, and Timothy L. Main, Chief Executive Officer, President and a Board member, as well as certain of its Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Steven A. Raymund and Thomas A. Sansone, as defendants (the “Initial Action”). Mr. Morean and Mr. Sansone were the Company’s previous Chief Executive Officer and President, respectively (such two individuals, with the defendant officers, collectively, the “Officer Defendants"). On May 10, 2006, a substantially identical complaint was filed in the same state court and was subsequently consolidated with the Initial Action (this consolidated action is referred to here as the “Consolidated State Derivative Action”). The Consolidated State Derivative Action alleged that the named defendant directors (other than Mr. Morean and Mr. Main), in their capacity as members of the Company’s Board of Directors, Audit or Compensation Committees, at the behest of the Officer Defendants, breached certain of their fiduciary duties to the Company by backdating certain stock option grants between August 1998 and October 2004 to make it appear they were granted on a prior date when the Company’s stock price was lower.

Subsequently, two federal derivative suits were filed (the first of which was filed by Mary L. Graves, a purported shareholder, on July 10, 2006) in the United States District Court for the Middle District of Florida, Tampa Division, that asserted similar factual allegations and claims as in the Consolidated State Derivative Action, in addition to a claim that the defendants violated Section 14(a) of the Exchange Act by issuing materially false and misleading statements in its proxy statements filed from 1998 to 2005. These suits were consolidated on January 26, 2007 into one action (the “Consolidated Federal Derivative Action”).

On May 3, 2006, the Company’s Board of Directors appointed the Special Committee to review the allegations in the Initial Action. The Special Committee reviewed and analyzed the claims asserted in all of the above derivative actions and concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in the Company’s best interests to pursue the derivative actions and stated that it would assert that position on the Company’s behalf in each of the pending derivative lawsuits. The Special Committee identified certain factors related to the controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to a restatement of certain of the Company’s historical financial statements.

On September 20, 2007, the Company reached an agreement in principle to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action. Under the terms of this agreement in principle, the Company will not pay any monetary damages but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In addition, the Company has agreed in principle to not object to an application by plaintiff's counsel for an award of up to $800,000 in attorney's fees ($600,000 of which will be covered by the Company’s Directors and Officers insurance carriers and $200,000 of which will be paid by the Company). The Company currently anticipates seeking the final approval of this settlement from its Board of Directors in the near future, signing definitive settlement documents and then submitting the proposed settlement to the courts for approval. The Company can give no assurance that a definitive agreement will be reached or approved.

In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the United States District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that it had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to the Company’s motion to dismiss, and the Company then filed a reply memorandum in further support of its motion to dismiss on September 28, 2007.

In addition to the private litigation described above, the Company was notified on May 2, 2006 by the Staff of the SEC of an informal inquiry concerning the Company’s stock option grant practices. On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. In addition, the Company’s review of its historical stock option practices led it to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if it properly recognized revenue associated with those transactions. The Audit Committee of the Company’s Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support the Company’s recognition of certain revenues received during the period. The

Company’s Audit Committee concluded that there was no direct evidence that any of the Company’s employees intentionally made or caused false accounting entries to be made in connection with these transactions, and the Company concluded that the impact was immaterial. The Company has provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee's report regarding the Company’s stock option grant practices, and the other information requested to date. In addition, the Company continues to cooperate fully with the Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot predict what effect such reviews may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices” and “We are involved in a review of our recognition of revenue for certain historical transactions.”

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

In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 26,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006 and 3,000,000 shares authorized in August 2007. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.

The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock option and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as we previously discussed in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ending August 31, 2006, a certain number of Options were identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the relating Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement. The Company anticipates that the Board of Directors will soon approve comprehensive procedures governing the manner in which Options are granted to, among other things, substantially reduce the likelihood that future grants of Options will be made with an exercise price that is less than the fair market value of shares of common stock on the Option measurement date for financial accounting and reporting purposes. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Beginning in fiscal year 2006, Options will generally vest at a rate of one-twelfth fifteen months after the grant date with an additional one-twelfth vesting at the end of each three-month period thereafter, becoming fully vested after a 48-month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50-month period.

The following table summarizes option activity from September 1, 2006 through August 31, 2007:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at September 1, 2006	9,791,070	14,869,773		$22.76	6.51
Options authorized	3,000,000	—		—
Options expired	54,380	(54,380)		$22.74
Options granted	(3,162,274)	3,162,274		$28.85
Options cancelled	711,395	(711,395)		$29.15
Restricted stock awards (1)	(3,069,100)	—		—
Options exercised	—	(860,328)		$14.77

Balance at August 31, 2007	7,325,471	16,405,944	$34,418	$24.04	6.19

Exercisable at August 31, 2007		11,824,648	$34,416	$21.98	5.17

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the fiscal year ended August 31, 2007, 2006 and 2005 was $13.08, $16.23, and $17.59, respectively. The total intrinsic value of Options exercised during the fiscal year ended August 31, 2007, 2006, and 2005 was $9.0 million, $120.2 million, and $37.6 million, respectively.

As of August 31, 2007, there was $50.5 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Options vested during the fiscal year ended August 31, 2007, 2006 and 2005 was $12.3 million, $25.8 million, and $155.1 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2007 (Lattice)	2006 (Lattice)	2005 (Black- Scholes)
Risk-free interest rate	4.6% to 5.1%	3.7% to 5.3%	3.9%
Weighted-average expected volatility	49.0%	49.2%	69.2%
Weighted-average expected life	5.5 years	6.0 years	5.0 years
Weighted-average expected dividend yield	1.0%	0.03%	0.0%

b. Stock Purchase and Award Plans

The Company’s 1992 Purchase Plan was adopted by the Board of Directors in November 1992 and approved by the stockholders in December 1992. A total of 5,820,000 shares of common stock were reserved for issuance under the 1992 Purchase Plan. As of May 31, 2006 a total of 5,279,594 shares had been issued under the 1992 Purchase Plan. The 1992 Purchase Plan was terminated in October 2001.

In October 2001, the Board of Directors adopted the 2002 Purchase Plan (together with the 1992 Purchase Plan, the “Purchase Plans”), which was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of August 31, 2007, a total of 2,591,890 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. There were 623,770, 485,648, and 466,297 shares purchased under the Purchase Plans for the fiscal year ended August 31, 2007, 2006, and 2005, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2007	2006	2005
Expected dividend yield	1.1%	0.7%	0%
Risk-free interest rate	5.2%	3.9%	2.6%
Expected volatility	39.8%	24.6%	33.0%
Expected life	0.5 years	0.5 years	0.5 years

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

In fiscal years 2006 and 2007 the Company granted certain restricted stock awards that have certain performance conditions that will be measured on August 31, 2008 and August 31, 2009, respectively, which provide a range of vesting possibilities from 0% to 200%. The fair value of the awards was measured on the date of grant and was recognized over the requisite service period based on the number of shares that would vest if the Company achieves 100% of the performance goal, the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006, that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards will vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings in the fourth quarter of fiscal year 2007. The restricted stock awards that were granted in fiscal year 2007 continue to be recognized based on an estimated 100% performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than 100% of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

The following table summarizes restricted stock activity from September 1, 2006 through August 31, 2007. The number of shares presented below represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

	Shares	Weighted - Average Grant - Date Fair Value
Nonvested balance at September 1, 2006	2,083,752	$29.78
Changes during the period:
Shares granted	3,298,860	$26.47
Shares vested	(159,225)	$24.45
Shares forfeited	(229,760)	$30.57

Nonvested balance at August 31, 2007	4,993,627	$27.73

As of August 31, 2007, there was $55.0 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. Pursuant to SFAS 123R, the $8.8 million of unearned compensation recorded as a reduction to stockholders’ equity as of August 31, 2005 was reversed against the Company’s additional paid-in capital.

d. Common Stock Repurchase Program

On June 29, 2006, the Company’s Board of Directors authorized the repurchase of up to $200.0 million worth of shares of the Company’s common stock. The repurchase program was effective for a one year period ending June 29, 2007. During the fourth quarter of fiscal year 2006, the Company repurchased 8.4 million shares of common stock for approximately $200.3 million. The Company also paid commissions of approximately $251.0 thousand in relation to the repurchases. The repurchases were funded by cash on hand, available borrowings under revolving credit facilities and funds provided by operations. The maximum dollar value of shares that could be repurchased under the program was reached as of August 31, 2006. The cost of repurchasing the shares is recorded as treasury stock on the Consolidated Balance Sheet at August 31, 2007.

e. Dividends

The following table sets forth certain information relating to the Company’s cash dividends paid or declared to common stockholders during the year ended August 31, 2007 and 2006.

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except per share data)
Fiscal year 2006:	May 4, 2006	$0.07	$14,855	May 15, 2006	June 1, 2006
	August 2, 2006	$0.07	$14,295	August 15, 2006	September 1, 2006

Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007

13. Concentration of Risk and Segment Data

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

Sales of the Company’s products are concentrated among specific customers. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable Fiscal Year Ended August 31,
	2007	2006	2005	2007	2006
Cisco Systems, Inc	15%	*	*	*	*
Nokia Corporation	13%	21%	13%	13%	19%
Royal Philips Electronics	*	12%	14%	11%	14%
Hewlett-Packard Company	*	*	10%	12%	*

*	Amount was less than 10% of total

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

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	2005
Net revenue
Americas	$4,772,006	$3,941,980	$2,550,685
Europe	3,324,121	3,046,313	2,608,467
Asia	3,601,225	2,851,646	2,042,497
Other non-reportable operating segment	593,240	425,508	322,737

	$12,290,592	$10,265,447	$7,524,386

	2007	2006	2005
Depreciation expense
Americas	$59,260	$60,038	$61,553
Europe	48,469	46,988	55,646
Asia	74,971	41,946	40,318
Other non-reportable operating segment	27,655	25,381	22,844

	$210,355	$174,353	$180,361

	2007	2006	2005
Segment income and reconciliation of income before income taxes
Americas	$201,578	$169,207	$163,494
Europe	84,775	182,165	172,129
Asia	280,327	229,975	144,783
Other non-reportable operating segment	14,303	8,857	16,667

Total segment income	580,983	590,204	497,073
Reconciling items:
Amortization of intangibles	(29,347)	(24,323)	(39,762)
Restructuring and impairment charges	(72,396)	(81,585)	—
Other expense	(15,888)	(11,918)	(4,106)
Net interest expense	(71,538)	(4,773)	(6,893)
Other non-allocated charges	(297,301)	(242,489)	(205,344)

Income before income taxes and minority interest	$94,513	$225,116	$240,968

	Fiscal Year Ended August 31,
	2007	2006	2005
Property, plant and equipment
Americas	$263,780	$295,474	$294,456
Europe	262,045	210,143	192,060
Asia	577,701	307,571	246,978
Other	157,955	172,074	147,242

	$1,261,481	$985,262	$880,736

	2007	2006	2005
Total assets
Americas	$1,251,642	$1,544,218	$1,272,155
Europe	1,408,586	1,606,528	1,315,079
Asia	3,168,465	1,814,434	1,116,186
Other	466,539	446,550	384,566

	$6,295,232	$5,411,730	$4,087,986

	2007	2006	2005
Capital expenditures
Americas	$42,004	$72,133	$64,873
Europe	120,131	64,303	48,160
Asia	133,380	95,154	83,778
Other	31,765	48,271	60,038

	$327,280	$279,861	$256,849

Included in the capital expenditures disclosure above, is a $20.3 million non-cash purchase of certain software license agreements. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of these agreements. In addition, capital expenditures include non-cash payments for certain construction in progress assets in the amount of $4.8 million.

Total restructuring and impairment costs of $72.4 million were charged against earnings during fiscal year 2007. Approximately $18.8 million, $25.9 million, $2.6 million and $25.1 million of restructuring and impairment costs were incurred during fiscal year 2007 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. Total restructuring and impairment costs of $81.9 million were charged against earnings during fiscal year 2006. Approximately $11.6 million, $66.1 million, $1.1 million and $3.1 million of restructuring and impairment costs were incurred during fiscal year 2006 in the Americas, Europe, Asia and other non-reportable operating segments, respectively. See Note 10 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal year 2006. There were no restructuring and impairment costs incurred during fiscal year 2005.

The Company operates in 22 countries worldwide. Sales to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or after-market services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2007	2006	2005
External net revenue:
United States	$2,610,979	$1,811,375	$1,222,127
Mexico	1,951,652	1,721,937	1,123,870
China	2,033,859	1,570,398	897,198
Hungary	1,369,530	1,441,345	947,883
Malaysia	870,153	928,311	878,446
Brazil	558,915	705,913	446,211
Poland	911,476	531,224	362,587
Other	1,984,028	1,554,944	1,646,064

	$12,290,592	$10,265,447	$7,524,386

	August 31,
	2007	2006	2005
Long-lived assets:
United States	$357,741	$355,437	$340,611
China	279,971	247,012	210,508
Taiwan	798,281	2,742	2,793
India	289,171	265,496	12,938
Hungary	143,641	173,062	157,959
Mexico	154,299	167,527	173,441
Malaysia	82,428	88,560	79,623
Brazil	60,810	79,401	71,261
Other	366,215	294,799	284,903

	$2,532,557	$1,674,036	$1,334,037

Total foreign source net revenue was approximately $9.7 billion, $8.4 billion and $6.3 billion for the years ended August 31, 2007, 2006 and 2005, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $2.2 billion, $1.3 billion and $993.4 million for the years ended August 31, 2007, 2006 and 2005, respectively.

14. Derivative Instruments and Hedging Activities

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

The aggregate notional amount of outstanding forward contracts at August 31, 2007 was $1.2 billion. The fair value of these contracts amounted to a $4.7 million asset recorded in prepaid and other current assets and a $2.1 million liability recorded in accrued expenses on the Consolidated Balance Sheet. The forward contracts, which are for various currencies, will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2007. These contracts will expire during fiscal year 2008. At August 31, 2006 the Company had $580.7 million of forward contracts for various currencies. The maximum term of the forward contracts that economically hedged forecasted transactions was five months. These contracts expired during fiscal year 2007, with the resulting change in value being reflected in the Consolidated Statement of Earnings. See Note 1(o) – “Description of Business and Summary of Significant Accounting Policies – Comprehensive Income.”

b. Interest Rate Risk

The Company has historically used an interest rate swap as part of its interest rate risk management strategy. In July 2007, Jabil entered into forward starting interest rate swap transactions to effectively lock in the July 2007 fixed interest rate for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. Under the terms of the swaps, the Company will pay a fixed rate and will receive a variable rate based on the three-month USD LIBOR rate plus a credit spread. The notional amount of the swaps is $400.0 million and the swaps will be terminated no later then November 2007. At August 31, 2007 the fair value of the swaps of $11.8 million was recorded in the Company’s Consolidated Balance Sheet in current liabilities with the corresponding offset recorded in accumulated other comprehensive income net of taxes.

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

15. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be in the first quarter of the Company’s fiscal year 2008. The Company anticipates the impact on retained earnings at the time of adoption will be an increase to retained earnings of approximately $5.0 million.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends SFAS 140. SFAS 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is required to be adopted by us in the first quarter of fiscal year 2008. The Company does not expect the adoption of SFAS 156 will have a material impact on its consolidated results of operations, financial position and cash flows.

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

The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal period ending after December 15, 2006. The Company has adopted this requirement and the effects are reflected in the financial statements as of August 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company will be required to adopt this requirement at the beginning of fiscal year 2009. The Company does not anticipate that the adoption of the measurement requirements of this standard will have a material impact on its financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified EITF No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 addresses the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS 123R. The FASB concluded that a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123R. The requirements of EITF 06-11 will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007, which will be will be the first quarter of the Company’s fiscal year 2009. The Company is currently analyzing the requirements of EITF 06-11 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

Note 16. Planned Acquisition

On October 17, 2007, an Italian subsidiary of the Company entered into an agreement to acquire certain assets from a subsidiary of Nokia Siemens Networks relating to two of its existing manufacturing sites in Cassina and Marcianise, Italy, which sites the Company will lease from Nokia Siemens Networks. The Company expects to offer continued employment to approximately 612 Nokia Siemens Network employees who work at the two sites. The agreement contemplates the purchase of machinery, equipment and inventory for approximately $57 million. The parties will enter into a four year Manufacturing Agreement pursuant to which the Company will continue to build products that are manufactured currently at these manufacturing sites. Antitrust approval has been obtained and the Company currently anticipates that the transaction will close on November 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: October 25, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	October 25, 2007

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 25, 2007

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	October 25, 2007

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 25, 2007

By:	/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director	October 25, 2007

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	October 25, 2007

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	October 25, 2007

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	October 25, 2007

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 25, 2007

By:	/s/ KATHLEEN A. WALTERS Kathleen A. Walters	Director	October 25, 2007

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period
Allowance for uncollectible accounts receivable:

Fiscal year ended August 31, 2007	$5,801	$7,974	$(3,216)	$10,559

Fiscal year ended August 31, 2006	$3,967	$3,203	$1,369	$5,801

Fiscal year ended August 31, 2005	$6,147	$(936)	$1,244	$3,967

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Reductions	Balance at end of period
Valuation allowance for deferred taxes:

Fiscal year ended August 31, 2007	$43,497	$6,726	72,634	$(5,582)	$117,275

Fiscal year ended August 31, 2006	$4,575	$41,072	—	$(2,150)	$43,497

Fiscal year ended August 31, 2005	$4,386	$189	—	—	$4,575

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1(4)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(4)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(6)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(10)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(10)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

10.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(3)(5)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended.

10.3(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.4(1)(3)	—	Form of Indemnification Agreement between Registrant and its officers and Directors.

10.5(3)(7)	—	Jabil 2002 Employment Stock Purchase Plan.

10.6(3)(16)	—	Jabil 2002 Stock Incentive Plan.

10.6.1(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement.

10.6.2(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement.

10.6.3(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate.

10.6.4(20)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement.

10.6.5(21)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement.

10.6.6(22)	—	Form of Stock Appreciation Right Agreement.

10.7(3)(9)	—	Stock Award Plan.

10.8(3)(11)	—	Employment Contract between the Registrant and European Chief Operating Officer dated December 1, 2002.

10.9(11)	—	364-Day Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.10(11)	—	Three-Year Loan Agreement dated as of November 29, 2002 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.11(12)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.12(15)	—	Amended and Restated Three-year Loan Agreement dated as of July 14, 2003 between Registrant and certain banks and Bank One, NA, SunTrust Bank and The Royal Bank of Scotland as agents for the bank.

10.13(3)(8)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

Exhibit No.		Description
10.14(13)	—	Amendment No. 1 to Amended and Restated Three-year Loan Agreement dated as of February 4, 2004 between the Registrant and certain banks and Bank One, NA, as administrative agent for the banks.

10.15(13)	—	Receivables Sale Agreement dated as of February 25, 2004 among Jabil Circuit, Inc, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.16(13)	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

10.17(14)	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc. as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

10.18(17)	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.19(18)	—	Five-Year Unsecured Revolving Credit Agreement dated as of May 11, 2005 between Registrant; initial lenders named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

10.20(19)	—	Amendment No. 3 to Receivables Purchase Agreement dated as of May 13, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.21(23)	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.22(21)	—	Amendment No. 5 to Receivables Purchase Agreement dated as of February 21, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.23(21)	—	Amendment No. 1 to Receivables Sale Agreement dated as of February 21, 2006 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.24(24)	—	Amendment No. 6 to Receivables Purchase Agreement dated as of October 26, 2006 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.25(24)	—	Merger Agreement between Jabil Circuit (Taiwan) Limited and Taiwan Green Point Enterprises Co., Ltd. Dated as of November 22, 2006.

Exhibit No.		Description
10.26(24)	—	Bridge Credit Agreement dated as of December 21, 2006 between Registrant; initial lenders named therein; Citicorp North America, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

10.27a(24)	—	Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of November 21, 2006, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.27b(24)	—	Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of January 11, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.27c(24)	—	Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of May 2, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.28a(24)	—	Letter Amendment and Waiver to the Bridge Credit Agreement, dated as of January 11, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.28b(24)	—	Letter Amendment and Waiver to the Bridge Credit Agreement, dated as of May 2, 2007, among Jabil Circuit, Inc., certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.29(24)	—	Amendment No. 7 to Receivables Purchase Agreement dated as of February 21, 2007 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.30(24)	—	Waiver and Consent Letter, dated as of May 2, 2007, to (i) the Receivables Purchase Agreement among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer, Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation), the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions; and (ii) the Receivables Sale Agreement among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P., Jabil Global Services, Inc. and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

10.31	—	Amendment No. 8 to Receivables Purchase Agreement dated May 11, 2007 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer, Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation), the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.32	—	Amendment No. 2 to Receivables Sale Agreement dated as of May 11, 2007 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P., Jabil Global Services, Inc., and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

10.33	—	Amended and Restated Five-Year Unsecured Revolving Credit Agreement dated as of July 19, 2007 between Registrant; initial lenders and initial issuing banks named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, Royal Bank of Canada, Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch as co-documentation agents.

Exhibit No.		Description

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Indicates management compensatory plan, contractor arrangement.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed by the Registrant on July 26, 2006.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.
(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(9)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-54946) filed by the Registrant on February 5, 2001.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2002.
(12)	Incorporated by reference to the Registrant’s Form S-8 (File No. 106123) filed by the Registrant on June 13, 2003.
(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2004.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.
(16)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-112264) filed by the Registrant on January 27, 2004.
(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.
(19)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2005.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.
(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.