Form 10-Q
period 2007-11-30
JABIL CIRCUIT INC
filed 2008-01-08
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

or

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

As of December 18, 2007, there were 209,531,836 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	November 30, 2007	August 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$664,456	$663,625
Accounts receivable, net of allowance for doubtful accounts of $11,301 at November 30, 2007 and $10,559 at August 31, 2007	1,587,615	1,352,383
Inventories	1,472,806	1,374,400
Prepaid expenses and other current assets	236,372	231,797
Income taxes receivable	28,376	22,132
Deferred income taxes	31,454	21,956

Total current assets	4,021,079	3,666,293

Property, plant and equipment, net of accumulated depreciation of $1,020,306 at November 30, 2007 and $914,368 at August 31, 2007	1,304,977	1,261,481
Goodwill	1,160,473	1,124,484
Intangible assets, net of accumulated amortization of $58,752 at November 30, 2007 and $93,688 at August 31, 2007	139,845	146,592
Deferred income taxes	100,883	89,562
Other assets	6,782	6,820

Total assets	$6,734,039	$6,295,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$517,242	$501,716
Accounts payable	2,195,090	2,001,508
Accrued expenses	505,611	427,478
Income taxes payable	24,455	58,127
Deferred income taxes	1,164	2,018

Total current liabilities	3,243,562	2,990,847

Notes payable, long-term debt and long-term lease obligations, less current installments	758,775	760,477
Other liabilities	82,234	78,538
Income tax liability	47,706	—
Deferred income taxes	15,726	13,677

Total liabilities	4,148,003	3,843,539

Minority interest	9,113	8,682

Stockholders’ equity:
Common stock	213	212
Additional paid-in capital	1,347,991	1,340,687
Retained earnings	1,182,673	1,131,403
Accumulated other comprehensive income, net of tax	246,297	170,960
Treasury stock at cost, 8,418,700 shares at November 30, 2007 and August 31, 2007	(200,251)	(200,251)

Total stockholders’ equity	2,576,923	2,443,011

Total liabilities and stockholders’ equity	$6,734,039	$6,295,232

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2007	November 30, 2006
Net revenue	$3,367,947	$3,224,003
Cost of revenue	3,128,233	3,032,018

Gross profit	239,714	191,985
Operating expenses:
Selling, general and administrative	116,150	109,756
Research and development	6,512	8,708
Amortization of intangibles	8,855	5,766
Restructuring and impairment charges	9,287	6,657

Operating income	98,910	61,098
Other expense	4,485	3,635
Interest income	(3,052)	(2,501)
Interest expense	25,585	11,507

Income before income taxes and minority interest	71,892	48,457
Income tax expense	9,631	7,080
Minority interest	260	—

Net income	$62,001	$41,377

Earnings per share:
Basic	$0.30	$0.20

Diluted	$0.30	$0.20

Common shares used in the calculations of earnings per share:
Basic	204,649	203,077

Diluted	206,605	206,361

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2007	November 30, 2006
Net income	$62,001	$41,377

Other comprehensive income:
Foreign currency translation adjustment	88,894	30,556
Change in minimum pension liability, net of tax	(656)	(620)
Change in fair market value of derivative instruments, net of tax	(12,901)	—

Comprehensive income	$137,338	$71,313

Accumulated foreign currency translation gains were $291.4 million at November 30, 2007 and $202.5 million at August 31, 2007. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2007	November 30, 2006
Cash flows from operating activities:
Net income	$62,001	$41,377
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66,269	52,084
Minority interest	260	—
Recognition of stock-based compensation	5,104	11,518
Deferred income taxes	(26,047)	(3,353)
Non-cash restructuring charges	9,287	6,657
Provision for doubtful accounts	1,081	2,991
Excess tax benefit of options exercised	(115)	(766)
Loss on sale of property	5,092	1,143
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	(190,549)	(200,916)
Inventories	(10,650)	(80,878)
Prepaid expenses and other current assets	4,913	(40,509)
Other assets	160	225
Accounts payable and accrued expenses	204,581	(43,231)
Income taxes payable	11,619	1,424

Net cash provided by (used in) operating activities	143,006	(252,234)

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(60,073)	(356)
Acquisition of property, plant and equipment	(65,960)	(71,819)
Proceeds from sale of property and equipment	1,750	2,118

Net cash used in investing activities	(124,283)	(70,057)

Cash flows from financing activities:
Borrowings under debt agreements	600,545	834,087
Payments toward debt agreements and capital lease obligations	(591,543)	(633,967)
Dividends paid to stockholders	(14,559)	(14,295)
Net proceeds from issuance of common stock under option and employee purchase plans	2,086	3,746
Tax benefit of options exercised	115	766

Net cash provided by (used in) financing activities	(3,356)	190,337

Effect of exchange rate changes on cash	(14,536)	9,683

Net increase (decrease) in cash and cash equivalents	831	(122,271)
Cash and cash equivalents at beginning of period	663,625	773,563

Cash and cash equivalents at end of period	$664,456	$651,292

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2007. Results for the three-month period ended November 30, 2007 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2008.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	November 30, 2007	August 31, 2007
Raw materials	$1,011,182	$912,577
Work in process	284,987	275,993
Finished goods	176,637	185,830

Total inventories	$1,472,806	$1,374,400

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	November 30, 2007	November 30, 2006
Numerator:
Net income	$62,001	$41,377

Denominator:
Weighted-average common shares outstanding – basic	204,649	203,077
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	1,559	3,043
Dilutive unvested common shares associated with restricted stock awards	397	241

Weighted-average common shares – diluted	206,605	206,361

Earnings per share:
Basic	$0.30	$0.20

Diluted	$0.30	$0.20

For the three months ended November 30, 2007 and 2006, options to purchase 7,516,218 and 675,514 shares of common stock, respectively, were outstanding during the respective periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings Per Share (“SFAS 128”). In accordance with the contingently issuable shares provision of SFAS 128, 3,117,144 and 1,690,131 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 through 2008 were not included in the calculation of earnings per share for the three months ended November 30, 2007 and 2006, respectively, because all the necessary conditions for vesting have not been satisfied. In addition, for the three months ended November 30, 2007 and 2006, 8,031,020 and 5,337,048 stock appreciation rights, respectively, were not included in the calculation of diluted earnings per share because the shares considered repurchased with the assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2008 and 2007.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007

Note 4. Stock-Based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), for its share-based compensation plans. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period.

The Company applies a lattice valuation model for all stock options and stock appreciation rights (collectively known as the “Options”), excluding those granted under the Company’s employee stock purchase plan (“ESPP”), granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company uses the Black-Scholes model for valuing the shares granted under the ESPP and Options granted prior to September 1, 2005. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in earnings, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $1.7 million and $8.2 million of stock compensation expense in the Condensed Consolidated Statements of Earnings for the three months ended November 30, 2007 and 2006 respectively, net of related tax effects of $3.4 million and $3.3 million, respectively. There were no capitalized stock-based compensation costs at November 30, 2007 or 2006.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At November 30, 2007, $0.3 million related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet. The Company recognized an insignificant gain in the Condensed Consolidated Statement of Earnings related to remeasuring the awards for the three months ended November 30, 2007.

Cash received from Options exercises under all share-based payment arrangements for the three months ended November 30, 2007 and 2006 was $2.1 million and $3.7 million, respectively. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

As described in Note 6 – “Commitments and Contingencies,” the Company is involved in shareholder derivative actions, a putative shareholder class action and a Securities and Exchange Commission (“SEC”) informal inquiry, and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to the derivative actions, an independent Special Committee of the Company’s Board of Directors was appointed to review the allegations in such actions. The Company has cooperated and intends to continue to cooperate with the Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot, however, predict the outcome of the litigation or those investigations.

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

In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 29,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006 and 3,000,000 shares authorized in August 2007. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (the “CSOP Plan”) and for its French employees (the “FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.

The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock option and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as we previously discussed in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ending August 31, 2006, a certain number of Options were identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the related Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement. In October 2007, the Board of Directors approved comprehensive procedures governing the manner in which Options are granted to, among other things, substantially reduce the likelihood that future grants of Options will be made with an exercise price that is less than the fair market value of shares of common stock on the Option measurement date for financial accounting and reporting purposes.

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

The following table summarizes Option activity from September 1, 2007 through November 30, 2007:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2007	7,325,471	16,405,944	$34,418	$24.04	6.19

Options authorized	—	—
Options expired	—	—		$—
Options granted	(2,268,304)	2,268,304		$21.56
Options cancelled	387,794	(387,794)		$27.19
Restricted stock awards (1)	(2,623,198)	—
Options exercised	—	(136,964)		$15.21

Balance at November 30, 2007	2,821,763	18,149,490	$14,386	$23.73	6.35

Exercisable at November 30, 2007		11,707,594	$14,386	$22.15	4.87

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the three months ended November 30, 2007 and 2006 was $8.73 and $13.33, respectively. The total intrinsic value of Options exercised during the three months ended November 30, 2007 and 2006 was $0.9 million and $3.4 million, respectively.

As of November 30, 2007, there was $65.7 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of Options vested during the three months ended November 30, 2007 and 2006 was $3.0 million and $2.4 million, respectively.

The Company uses historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility used for the lattice model is a constant volatility for all periods within the contractual term of the Option. The constant volatility is an average of implied volatilities from traded options and historical volatility corresponding to the contractual term of the Option. The expected dividend yield of Options granted is derived based on the expected annual dividend yield over the expected life of the option expressed as a percentage of the stock price on the date of grant.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	For the three months ended
	November 30, 2007	November 30, 2006
Expected dividend yield	1.3%	1.0%
Risk-free interest rate	3.81% to 4.41%	4.75% to 5.14%
Weighted-average expected volatility	50.2%	49.1%
Weighted-average expected life	5.8 years	5.5 years

During the first quarter of fiscal year 2008, the Company granted 40,288 Options that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Condensed Consolidated Balance Sheet and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Condensed Consolidated Statement of Earnings at each reporting date. At November 30, 2007, an insignificant amount has been recorded as a liability on the Company’s Condensed Consolidated Balance Sheet and an insignificant amount has been recognized in the Company’s Condensed Consolidated Statement of Earnings for the three months ended November 30, 2007 to record the awards at fair value.

b. Stock Purchase and Award Plans

The Company’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was approved by the Company’s Board of Directors in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of November 30, 2007, a total of 2,591,890 shares had been issued under the 2002 Purchase Plan.

Employees are eligible to participate in the 2002 Purchase Plan after 90 days of employment with the Company. The 2002 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. The 2002 Purchase Plan is intended to qualify under section 423 of the Internal Revenue Code. Unless terminated sooner, the 2002 Purchase Plan will terminate on October 17, 2011.

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were no stock purchases under the 2002 Purchase Plan during the three months ended November 30, 2007 and 2006.

c. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock to certain key employees pursuant to the 2002 Stock Incentive Plan. The shares granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

Beginning in fiscal year 2006, the Company began granting certain restricted stock awards that have certain performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The fair value of each award was measured on the date of grant and was originally recognized over the requisite service period based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006 that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards would vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the

Company’s Consolidated Statement of Earnings in the fourth quarter of fiscal year 2007. It was further determined in the first quarter of fiscal year 2008 that for such restricted stock awards granted in fiscal year 2006, it was probable that 0% of the awards would vest which resulted in an additional reversal of $5.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings. The restricted stock awards that were granted in fiscal years 2007 and 2008 continue to be recognized based on an estimated 100% performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than 100% of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

During the first quarter of fiscal year 2008, the Company granted certain restricted stock awards with a vesting condition that is tied to the Standard and Poor’s 500 Composite Index. In accordance with SFAS 123R, such a market condition must be considered in the grant date fair value of the award which contemplates that the market condition may never be met. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

The following table summarizes restricted stock activity from September 1, 2007 through November 30, 2007:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2007	4,993,627	$27.73

Changes during the period
Shares granted (1)	2,813,646	$21.01
Shares vested	(59,075)	$24.78
Shares forfeited	(190,448)	$28.56

Nonvested balance at November 30, 2007	7,557,750	$25.23

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of November 30, 2007, there was $68.4 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company derives its revenue from providing comprehensive electronics design, production, product management and after-market services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. Prior to the first quarter of fiscal year 2008, the Company managed its business based on three geographic regions, the Americas, Europe and Asia and managed the services group independently of the regional manufacturing segments. During fiscal year 2008, the Company realigned its organizational structure to manage the business based on divisions. Accordingly, the Company’s operating segments now consist of three segments – Consumer Electronics, Electronic Manufacturing Services (“EMS”) and After-Market Services (“AMS”). All prior period disclosures presented below have been restated to reflect this change.

Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate selling, general and administrative expenses, and does not include, intangible amortization, stock-based compensation expense, restructuring and impairment charges, other expense, interest income, interest expense, income taxes or minority interest. Total segment assets are defined as accounts receivable, inventory, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30,	November 30,
	2007	2006
Net revenue
Consumer Electronics	$1,214,004	$1,270,803
EMS	1,975,383	1,812,353
AMS	178,560	140,847

	$3,367,947	$3,224,003

	2007	2006
Segment income and reconciliation of income before income taxes and minority interest
Consumer Electronics	$50,277	$38,440
EMS	58,711	36,468
AMS	13,095	10,131

Total segment income	122,083	85,039
Reconciling items:
Amortization of intangibles	8,855	5,766
Restructuring costs	9,287	6,657
Other expense	4,485	3,635
Net interest expense	22,533	9,006
Stock-based compensation expense	5,031	11,518

Income before income taxes and minority interest	$71,892	$48,457

	November 30, 2007	August 31, 2007
Total assets
Consumer Electronics	$2,593,097	$2,407,756
EMS	2,701,608	2,530,540
AMS	297,721	282,709
Other non-allocated assets	1,141,613	1,074,227

Total assets	$6,734,039	$6,295,232

Total restructuring and impairment costs of $9.3 million were charged against earnings during the three months ended November 30, 2007. Approximately $1.4 million, $1.4 million and $4.7 million of restructuring and impairment costs were incurred during the three months ended November 30, 2007 in the Consumer Electronics,

EMS and AMS operating segments, respectively. In addition, there was $1.8 million in corporate restructuring and impairment costs that were incurred during the three months ended November 30, 2007. See Note 7 – “Restructuring and Impairment Charges” for a discussion of the Company’s restructuring plan initiated in fiscal year 2006.

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

	Three Months Ended November 30,
	2007	2006
External net revenue:
China	$641,033	$477,279
United States	612,796	645,828
Mexico	542,814	497,252
Poland	387,965	296,238
Malaysia	228,441	211,750
Taiwan	179,314	22
Hungary	154,080	498,133
Other	621,504	597,501

	$3,367,947	$3,224,003

	November 30, 2007	August 31, 2007
Long-lived assets:
Taiwan	$818,087	$798,281
United States	352,912	357,741
India	286,524	289,171
China	286,205	279,971
Mexico	169,493	154,299
Hungary	148,020	143,641
Malaysia	130,031	82,428
Other	414,023	427,025

	$2,605,295	$2,532,557

Foreign source revenue represented 81.8% of net revenue for the three months ended November 30, 2007 compared to 80.0% for the three months ended November 30, 2006.

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

On September 20, 2007, the Company reached an agreement in principle to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action. Under the terms of this agreement in principle, the Company will not pay any monetary damages but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In addition, the Company has agreed in principle to not object to an application by the plaintiff’s counsel for an award of up to $800,000 in attorney’s fees ($600,000 of which will be covered by the Company’s Directors and Officers insurance carriers and $200,000 of which will be paid by the Company). On November 8, 2007, the Company submitted the proposed settlement to the courts for approval. The state court has preliminarily approved the settlement, has approved the form of notice to be mailed to shareholders and the form of summary notice to be published, and has set a hearing on March 26, 2008, to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The federal court has approved the notice and summary notice. The federal court, however, has disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000, but has agreed that the state court can hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. The Company can give no assurance that the proposed settlement agreement will be approved.

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

In addition to the private litigation described above, the Company was notified on May 2, 2006 by the Staff of the SEC of an informal inquiry concerning the Company’s stock option grant practices. On May 17, 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. In addition, the Company’s review of its historical stock option practices led it to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if it properly recognized revenue associated with those transactions. The Audit Committee of the Company’s Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support the Company’s recognition of certain revenues received during the period. The Company’s Audit Committee concluded that there was no direct evidence that any of the Company’s employees intentionally made or caused false accounting entries to be made in connection with these transactions, and the Company concluded that the impact was immaterial. The Company has provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee’s report regarding the Company’s stock option grant practices, and the other information requested to date. In addition, the Company continues to cooperate fully with the Special Committee, the SEC and the U.S. Attorney’s office. The Company cannot predict what effect such reviews may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices” and “We are involved in an SEC review of our recognition of revenue for certain historical transactions.”

The Company is party to certain other lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability for the three months ended November 30, 2007 and 2006 is as follows (in thousands):

Amount
Balance at August 31, 2007	$7,575
Accruals for warranties	1,184
Settlements made	(1,113)

Balance at November 30, 2007	$7,646

Amount
Balance at August 31, 2006	$3,940
Accruals for warranties	2,690
Settlements made	(694)

Balance at November 30, 2006	$5,936

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $9.3 million and $6.7 million of restructuring and impairment costs against earnings during the three months ended November 30, 2007 and 2006, respectively. The restructuring and impairment costs for the three months ended November 30, 2007 include $3.6 million related to employee severance and benefits costs, $5.5 million related to lease commitments and $0.2 million related to other restructuring costs. The restructuring and impairment costs for the three months ended November 30, 2006 include $7.4 million related to employee severance and benefits costs, $1.8 million related to lease commitments, $5.7 million related to fixed asset impairments and $0.1 million related to other restructuring costs, which was off-set by $8.3 million of proceeds received in connection with facility closure costs.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through November 30, 2007 of $163.6 million include cash costs totaling $115.1 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007, and $20.0 million was paid in the first fiscal quarter of 2008. The cash costs consist of employee severance and benefits costs of approximately $103.3 million, costs related to lease commitments of approximately $18.4 million and other restructuring costs of $1.7 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.5 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $3.6 million and $7.4 million recorded in the three months ended November 30, 2007 and 2006, respectively, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 9,000 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $5.5 million and $1.8 million recorded in the three months ended November 30, 2007 and 2006, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program and recorded a fixed asset impairment charge of $5.7 million during the three months ended November 30, 2006.

In addition, as part of the restructuring plan, management determined that it was more likely than not that certain foreign plants would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $35.1 million on net deferred tax assets as part of the restructuring plan prior to September 1, 2007. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Earnings. See Note 4 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2007 for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the restructuring program during the three months ended November 30, 2007 and 2006, including activity by reportable segment (in thousands):

Restructuring Activity – Three Months Ended November 30, 2007

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2007
Employee severance and termination benefits	$34,307	$3,634	$1,649	$(12,706)	$26,884
Lease costs	6,895	5,524	89	(6,629)	5,879
Fixed asset impairment	—	3	(3)	—	—
Other	1,030	126	56	(703)	509

Total	$42,232	$9,287	$1,791	$(20,038)	$33,272

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2007
Consumer Electronics	$12,658	$1,355	$873	$(2,228)	$12,658
EMS	24,111	1,404	964	(7,887)	18,592
AMS	2,632	4,691	26	(6,456)	893
Other non-reportable operating	2,831	1,837	(72)	(3,467)	1,129

Total	$42,232	$9,287	$1,791	$(20,038)	$33,272

Restructuring Activity – Three Months Ended November 30, 2006

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2006
Employee severance and termination benefits	$66,252	$7,362	$1,775	$(22,853)	$52,536
Lease costs	10,108	1,821	27	(1,257)	10,699
Fixed asset impairment	—	5,739	(5,739)	—	—
Other	749	(8,265)	26	8,264	774

Total	$77,109	$6,657	$(3,911)	$(15,846)	$64,009

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2006
Consumer Electronics	$38,045	$963	$(4,618)	$(8,517)	$25,873
EMS	36,375	2,917	727	(5,752)	34,267
AMS	2,257	1,973	(32)	(1,162)	3,036
Other non-reportable operating	432	804	12	(415)	833

Total	$77,109	$6,657	$(3,911)	$(15,846)	$64,009

At November 30, 2007, liabilities of approximately $23.6 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $9.7 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during fiscal years 2009 through 2011.

The Company currently expects that the sum of the restructuring and impairment charges already recognized in relation to the 2006 Restructuring Plan, and those remaining charges that it expects to recognize will be approximately $250.0 million. The timing of the remaining charges to be incurred is expected primarily over the remaining fiscal quarters of 2008 with certain contract termination costs to be incurred primarily through fiscal year 2011. Of the remaining $51.3 million that the Company expects to record in connection with the 2006 Restructuring Plan, it expects to incur approximately $46.5 million of employee severance and benefit costs, approximately $3.8 million of contract termination costs and approximately $1.0 million of other related restructuring costs.

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

The Company completed the annual impairment test during the fourth quarter of fiscal year 2007 and determined that no impairment existed as of the date of the impairment test. Recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of impairment loss, if any. To date, the Company has not recognized an impairment of its goodwill.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2007 (in thousands):

Reportable Segment	Balance at August 31, 2007	Acquisitions and purchase accounting adjustments	Foreign currency impact	Balance at November 30, 2007
Consumer Electronics	$852,620	$4,094	$22,172	$878,886
EMS	248,331	4,678	4,761	257,770
AMS	23,533	—	284	23,817

Total	$1,124,484	$8,772	$27,217	$1,160,473

The additions to goodwill during the first fiscal quarter of 2008 were due primarily to acquisitions consummated during the quarter. For further discussion of the Company’s acquisitions, see Note 9 – “Business Acquisitions.”

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. Currently, the Company is in the process of finalizing the value of intangible assets resulting from the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition consummated in the second quarter of fiscal year 2007 and the purchase of certain manufacturing operations from Nokia Siemens Networks S.p.A. (“NSN”) in the first quarter of fiscal year 2008. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at November 30, 2007 and August 31, 2007 (in thousands):

November 30, 2007	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$112,259	$(41,266)	$70,993
Intellectual property	86,338	(17,486)	68,852

Total	$198,597	$(58,752)	$139,845

August 31, 2007	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$155,352	$(80,962)	$74,390
Intellectual property	84,928	(12,726)	72,202

Total	$240,280	$(93,688)	$146,592

The weighted-average amortization period for aggregate intangible assets is 6.7 years, which includes a weighted-average amortization period of 8.4 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.6 years for intellectual property, at November 30, 2007.

Intangible asset amortization for the three months ended November 30, 2007 and 2006 was approximately $8.9 million and $5.8 million, respectively. The increase in the gross carrying amount of the Company’s purchased intangible assets at November 30, 2007 was the result of acquisitions consummated during the previous twelve months, offset by certain fully amortized intangible assets. For additional information regarding purchased intangibles, refer to Note 9 – “Business Acquisitions.” The increase in the accumulated amortization of the Company’s purchased intangible assets at November 30, 2007 was due to additional amortization expense recorded in the first quarter of fiscal year 2008.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2008 (remaining nine months)	$24,318
2009	29,406
2010	26,331
2011	22,013
2012	13,478
Thereafter	24,299

Total	$139,845

Note 9. Business Acquisitions

a. Green Point Acquisition

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

The purchase consideration for the transaction included approximately $901.7 million in cash paid to complete the merger with Green Point and for professional fees; the assumption of certain liabilities; and certain other items. The purchase consideration is subject to change depending on the final purchase accounting adjustments. Based on the Company’s preliminary evaluation, which is expected to be completed in the second quarter of fiscal year 2008, the Company recorded purchased amortizable intangible assets of $96.3 million, purchased intangibles with an indefinite life of $47.0 million, and goodwill of $468.2 million, based on exchange rates at the date of acquisition. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over periods of three to seven years.

Financial information related to the Green Point business is included in the Consumer Electronics operating segment. Refer to Note 5 – “Segment Information” for further details.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of fiscal year 2007. Pro forma adjustments arise due to additional amortization on estimated identifiable intangible assets and additional interest on the unsecured bridge credit agreement that was entered into to finance the acquisition of Green Point. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of fiscal year 2007.

November 30, 2006
(unaudited)
Pro Forma
Net revenue	$3,393,632

Income before income taxes and minority interest	$52,005

Net income	$42,618

Earnings per common share:
Basic	$0.21

Diluted	$0.21

b. NSN Acquisition

On October 17, 2007, an Italian subsidiary of the Company entered into an agreement to acquire certain manufacturing operations of NSN. The acquired manufacturing operations relate to two of NSN’s existing facilities in Cassina de Pecchi and Marcianise, Italy. The agreement, which was effective November 1, 2007, includes the purchase of certain assets, including machinery, equipment and inventory, and the assumption of certain employee related liabilities. The parties also entered into a manufacturing agreement, pursuant to which the Company will continue to build products that are currently manufactured at these facilities. The Company acquired these manufacturing operations to enhance its global standing as a leading provider of telecommunications infrastructure hardware.

The acquisition was accounted for under the purchase method of accounting. The purchase consideration included cash of approximately $60.1 million, based on foreign currency rates at the effective date of acquisition, and the assumption of certain employee related liabilities. Based on management’s preliminary valuation, the purchase consideration resulted in goodwill of approximately $4.7 million, based on foreign currency rates at the effective date of acquisition. A valuation of the acquired operations is currently in process and is expected to be completed no later than the first quarter of fiscal year 2009.

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

At November 30, 2007, the Company had sold $355.4 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $266.0 million and retained an interest in the receivables of approximately $89.4 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $4.5 million and $3.6 million during the three months ended November 30, 2007 and 2006, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Earnings.

b. Accounts Receivable Factoring Agreement

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in October 2007 and was extended for a six month period.

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

At November 30, 2007, the Company had sold $32.8 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $32.8 million. The resulting loss on the sale of accounts receivable sold under this factoring agreement was insignificant for the three months ended November 30, 2007 and 2006.

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

As a result of acquiring various operations in Austria, Brazil, France, Germany, India, Japan, The Netherlands, Poland, and Taiwan, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Philips acquisition in fiscal year 2003, the Company also assumed postretirement medical benefit plans.

There are no domestic pension or postretirement benefit plans maintained by the Company.

On August 31, 2007, the Company adopted the recognition provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) . SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended
	November 30, 2007	November 30, 2006
Service cost	$532	$466
Interest cost	1,957	1,513
Expected long-term return on plan assets	(1,443)	(1,149)
Amortization of prior service cost	(10)	—
Recognized actuarial loss	397	339

Net periodic benefit cost	$1,433	$1,169

For the three months ended November 30, 2007, the Company has made contributions of approximately $1.8 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2008 contributions to approximate $5.8 million to $6.3 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended
	November 30, 2007	November 30, 2006
Service cost	$—	$129
Interest cost	1	25
Recognized actuarial (gain)/loss	—	1

Net periodic benefit cost	$1	$155

Note 12. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141R and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In June 2007, the FASB ratified EITF No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 addresses the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS 123R. The FASB concluded that a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123R. The requirements of EITF 06-11 will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after September 15, 2007, which will be the first quarter of the Company’s fiscal year 2009. The Company is currently analyzing the requirements of EITF 06-11 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which will be the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 158 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.

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

Note 13. Income Taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to retained earnings of $3.9 million, an increase to goodwill of $3.4 million and a net decrease to accrued liabilities of $0.5 million on its Condensed Consolidated Balance Sheet.

At September 1, 2007, the Company had $50.4 million in unrecognized tax benefits, the recognition of which would have an effect of $26.5 million on the effective tax rate under the current guidance. Upon adoption of SFAS 141R, the recognition of the unrecognized tax benefits, which would have an effect on the effective tax rate, is estimated to increase to $39.3 million.

Included in the balance of unrecognized tax benefits at September 1, 2007, is $16.6 million for which it is reasonably possible that the total amounts could significantly change during the next twelve months. These amounts primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $9.0 million in possible cash payments, and $7.6 million related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before August 31, 2003.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007, the Company’s accrued interest and penalties were approximately $4.6 million and $8.9 million, respectively. As of November 30, 2007, the Company accrued an additional $1.7 million for interest and $0.2 million for penalties.

Note 14. Subsequent Events

On December 20, 2007, the Company amended (the “Amendment”) its existing bridge credit facility that it entered into as of December 21, 2006 (the “Bridge Facility”). As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that is available only if the Company has fully drawn on the revolving credit portion of the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”) and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”). Also on December 20, 2007, the Company drew $400.0 million on the revolving credit portion of the Credit Facility in order to pay down the full $400.0 million outstanding under the term portion of the Bridge Facility.

The Amendment specifies that the proceeds of the revolving credit advances under the Amended Bridge Facility shall be used for general corporate purposes of the Company and its subsidiaries. Pursuant to the Amendment, interest and fees on advances under the Amended Bridge Facility continue to be based on the

Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service (“Moody’s”). The interest rate has been increased, such that interest is charged at either a rate equal to 0.3% to 1.5% above the base rate or a rate equal to 1.3% to 2.5% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.5% plus the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate (“LIBOR”), each as more fully defined in the Bridge Facility. The applicable interest rate, whether based on the base rate or the Eurocurrency rate, will be increased by 0.25% on and after March 20, 2008. Fees include extension fees payable on March 20, 2008 and unused commitment fees based on the amount of the lenders’ commitments minus the principal amounts of any outstanding advances made by the lenders. Based on the Company’s current unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s, the current rate of interest (excluding the unused commitment fees and other fees) on a base rate draw would be 0.5% above the base rate or on a Eurocurrency rate draw 1.5% above the Eurocurrency rate, as defined above.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants and revenue recognition being conducted by governmental authorities and related litigation and any ramifications thereof;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the three months ended November 30, 2007, our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Motorola, Inc., Network Appliance Inc., NEC Corporation, Nokia Corporation, Royal Philips Electronics, Tellabs, Inc. and Valeo S.A.

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

On September 1, 2007, we reorganized our manufacturing business into a Consumer Electronics division and an Electronic Manufacturing Services (“EMS”) division. Based on this reorganization, we currently have three operating segments – Consumer Electronics, EMS and After-Market Services (“AMS”). We believe that these divisions will provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our AMS division will continue to provide warranty and repair services to certain of our manufacturing customers, but primarily to other customers. The Consumer Electronics division has dedicated resources designed to meet the particular needs of the consumer products industry. The division focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. We intend that the Consumer Electronics division, as a result of its dedicated design resources combined with its vertically integrated supply chain solutions and certain existing and planned manufacturing operations, will provide a focused complement of assets to provide low cost solutions for consumer electronics customers. The EMS division focuses on the traditional and emerging electronic manufacturing services business sectors. Traditional sectors, characterized by longer historical use of the electronics outsourcing model, include networking, computing, storage and telecommunications businesses. Emerging sectors are newer to the outsourcing model and include the automotive, medical, industrial, instrumentation, defense and aerospace sectors.

We entered into a merger agreement on November 22, 2006 with Taiwan Green Point Enterprises Co., Ltd. (“Green Point”), pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or approximately $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or approximately $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a global financial institution on December 21, 2006. See Note 9 – “Business Acquisitions” included in our Condensed Consolidated Financial Statements for further discussion. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that were acquired on April 24, 2007.

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past four years. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets.

Summary of Results

Net revenue for the first quarter of fiscal year 2008 increased approximately 4.5% to $3.4 billion compared to $3.2 billion for the same period of fiscal year 2007. Our sales levels during the first quarter of fiscal year 2008 improved across most industry sectors as compared to the first quarter of fiscal year 2007, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year is primarily due to additional sales related to certain recent business acquisitions. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for a discussion of our recent business acquisitions. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). Based on the analysis completed to date, we currently expect to recognize approximately $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs through the first quarter of fiscal year 2008 and currently expect to recognize the remaining portion primarily over the course of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30, 2007	November 30, 2006
Net revenue	$3,367,947	$3,224,003
Gross profit	$239,714	$191,985
Operating income	$98,910	$61,098
Net income	$62,001	$41,377
Earnings per share – basic	$0.30	$0.20
Earnings per share – diluted	$0.30	$0.20
Cash dividend per share – declared	$0.07	$0.07

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	November 30, 2007	August 31, 2007	May 31, 2007	February 28, 2007
Sales cycle	22 days	19 days	25 days	29 days
Inventory turns	8 turns	8 turns	8 turns	7 turns
Days in accounts receivable	42 days	39 days	40 days	41 days
Days in inventory	42 days	43 days	47 days	50 days
Days in accounts payable	62 days	63 days	62 days	62 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2007, days in accounts receivable increased three days to 42 days, from the prior sequential quarter, as a result of timing of sales and cash collection efforts during the quarter, as well as related seasonality factors, including increased sales to our consumer customers which typically have longer payment terms than other customers. Days in inventory decreased one day to 42 days, while inventory turns remained consistent at eight turns during the three months ended November 30, 2007, as compared to the prior sequential quarter. The decrease in days in inventory was primarily a result of increased sales during the quarter and related seasonality factors. During the three months ended November 30, 2007, days in accounts payable decreased one day to 62 days as compared to 63 days in the prior sequential quarter, as a result of the timing of cash payments during the quarter.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1—“Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill. In accordance with SFAS 142, we are required to perform a goodwill impairment test at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We completed the annual impairment test during the fourth quarter of fiscal year 2007 and determined that no impairment existed as of the date of the impairment test. The impairment test is performed at the reporting unit level, which we have determined to be consistent with our operating segments. The impairment analysis is based on assumptions of future results made by management, including revenue and cash flow projections at the reporting unit level. Circumstances that may lead to impairment of goodwill or intangible assets include unforeseen decreases in future performance or industry demand, and the restructuring of our operations resulting from a change in our business strategy. For further information on our intangible assets, including goodwill, refer to Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in either income tax expense or goodwill. For further discussion related to our income taxes, refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and Note 13 – “Income Taxes” to the Condensed Consolidated Financial Statements.

Stock-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements. See “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2007	November 30, 2006
Net revenue	100.0%	100.0%
Cost of revenue	92.9%	94.0%

Gross profit	7.1%	6.0%
Operating expenses:
Selling, general and administrative	3.4%	3.4%
Research and development	0.2%	0.3%
Amortization of intangibles	0.3%	0.2%
Restructuring and impairment charges	0.3%	0.2%

Operating income	2.9%	1.9%

Other expense	0.1%	0.1%
Interest income	(0.1)%	(0.1)%
Interest expense	0.8%	0.4%

Income before income taxes and minority interest	2.1%	1.5%
Income tax expense	0.3%	0.2%
Minority interest	0.0%	—

Net income	1.8%	1.3%

Net Revenue. Our net revenue for the three months ended November 30, 2007 increased 4.5% to $3.4 billion, from $3.2 billion for the three months ended November 30, 2006. The increase for the three months ended November 30, 2007 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 27% increase in the sale of after-market services products; a 26% increase in the sale of telecom products; a 19% increase in the sale of peripheral products; an 18% increase in the sale of networking products; an 8% increase in the sale of computing and storage products; and a 2% increase in the sale of instrumentation and medical products. These increases were partially offset by a 12% decrease in the sale of consumer products and a 12% decrease in the sale of other products. The increased sales levels were primarily due to additional sales related to certain recent business acquisitions.

The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: increased business from new and existing customers; fluctuations in customer demand; seasonality, especially in the automotive and consumer industry sectors; and growth in the automotive, consumer, and instrumentation and medical products industry sectors as more vertical companies are electing to outsource their production in these areas. As discussed above in the “Overview” section, on September 1, 2007, the Company reorganized the business into three separate divisions – Consumer Electronics, EMS and AMS. In conjunction with this reorganization, there have been certain reclassifications made within the reported sectors.

	Three months ended
	November 30, 2007	November 30, 2006
EMS
Automotive	4%	4%
Computing and Storage	11%	11%
Instrumentation and Medical	17%	17%
Networking	20%	17%
Telecommunications	5%	4%
Other	2%	2%

Total EMS	59%	55%

Consumer Electronics
Consumer	25%	32%
Peripherals	11%	9%

Total Consumer Electronics	36%	41%

AMS	5%	4%

Total	100%	100%

Foreign source revenue represented 81.8% of net revenue for the three months ended November 30, 2007. This is compared to 80.0% of net revenue for the three months ended November 30, 2006. We currently expect our foreign source revenue to remain consistent as a percentage of net revenue over the course of the next twelve months.

Gross Profit. Gross profit increased to 7.1% of net revenue for the three months ended November 30, 2007, from 6.0% of net revenue for the three months ended November 30, 2006. The percentage increase for the three months ended November 30, 2007 versus the same period of fiscal year 2007 was primarily due to certain factors that decreased gross profit in the first quarter of fiscal year 2007, but have since been resolved. These factors that contributed to decreased gross profit in the first quarter of fiscal year 2007 included cost overruns due to technical delays and production ramp issues with a new product in the consumer segment; a higher proportion of materials-based revenue driven in part by growth in the consumer sector and in part due to a permanent shift in our manufacturing model for our largest networking customer; and continued losses in our electromechanical tooling operation and certain underperforming sites in the Americas and Europe.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2007 increased to $116.2 million (3.4% of net revenue) compared to $109.8 million (3.4% of net revenue) for the three months ended November 30, 2006. The absolute dollar increase for the three months ended November 30, 2007 was primarily due to increased costs primarily in Eastern Europe and Asia to support our operational growth and expansion within those areas; increased costs related to the acquisition of Green Point; incremental stock-based compensation expense associated with our annual grant of stock-based awards to employees; and incremental costs due to the acquisition of certain NSN manufacturing operations. These amounts were off-set by the reversal of $5.9 million of stock-based compensation expense during the three months ended November 30, 2007 related to a change in estimate of the performance goals associated with certain restricted stock awards granted in fiscal year 2006. See Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for further discussion.

Research and Development. Research and development expenses for the three months ended November 30, 2007 decreased to $6.5 million (0.2% of net revenue) from $8.7 million (0.3% of net revenue) for the three months ended November 30, 2006. The decrease is attributed primarily to an increased level of customer-funded design projects, along with the repositioning of certain design resources to lower-cost regions during the three months ended November 30, 2007.

Amortization of Intangibles. We recorded $8.9 million of amortization of intangible assets for the three months ended November 30, 2007 as compared to $5.8 million for the three months ended November 30, 2006. The increase was primarily attributable to additional amortization of intangible assets resulting from our acquisitions consummated during the past twelve months, including Green Point and certain manufacturing operations of NSN. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. During the fourth quarter of fiscal year 2006, we initiated the 2006 Restructuring Plan to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. In conjunction with the 2006 Restructuring Plan, we charged an additional $9.3 million and $6.7 million of restructuring and impairment costs against earnings during the three months ended November 30, 2007 and 2006, respectively. The restructuring and impairment costs for the three months ended November 30, 2007 include $3.6 million related to employee severance and benefits costs, $5.5 million related to lease commitments and $0.2 million related to other restructuring costs. The restructuring and impairment costs for the three months ended November 30, 2006 include $7.4 million related to employee severance and benefits costs, $1.8 million related to lease commitments, $5.7 million related to fixed asset impairments and $0.1 million related to other restructuring costs, which was off-set by $8.3 million of proceeds received in connection with facility closure costs.

The restructuring and impairment charges incurred through November 30, 2007 related to the 2006 Restructuring Plan of $163.6 million include cash costs totaling $115.1 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007 and $20.0 million was paid in first fiscal quarter of 2008. The cash costs consist of employee severance and benefits costs of approximately $103.3 million, costs related to lease commitments of approximately $18.4 million and other restructuring costs of $1.7 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.5 million primarily represent fixed asset impairment charges related to our restructuring activities.

At November 30, 2007, liabilities of approximately $23.6 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $9.7 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during fiscal years 2009 through 2011.

By the end of fiscal year 2008, as a result of the restructuring activities completed through November 30, 2007 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $130.9 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $119.5 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $2.9 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to realize net annualized cost savings of approximately $20.0 million to $30.0 million by the end of fiscal year 2008. For further discussion of the current restructuring program, see Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Other Expense. We recorded other expense of $4.5 million for the three months ended November 30, 2007 as compared to other expense of $3.6 million for the three months ended November 30, 2006. The increase in other expense for the three months ended November 30, 2007 as compared to the three months ended November 30, 2006 was primarily due to an increase in the amount of receivables sold under our securitization program, as well as an increase in the funding rate. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income increased to $3.1 million for the three months ended November 30, 2007 from $2.5 million for the three months ended November 30, 2006. The increase was primarily due to a higher income generated on increased levels of operating cash, cash deposits and cash equivalents during the three months ended November 30, 2007.

Interest Expense. Interest expense increased to $25.6 million for the three months ended November 30, 2007 from $11.5 million for the three months ended November 30, 2006. The increase was primarily a result of increased borrowings under our Credit Facility, as well as borrowings under our Bridge Facility that was entered into on December 21, 2006, primarily to fund the tender offer and merger with Green Point.

Income Taxes. Income tax expense reflects an effective tax rate of 13.4% for the three months ended November 30, 2007 as compared to an effective rate of 14.6% for the three months ended November 30, 2006. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the United States, primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

We have substantially completed construction and commenced operations in our new manufacturing facility in Uzhgorod, Ukraine in the first quarter of fiscal year 2008. We have also substantially completed construction of additional facilities in Huangpu, China and Chennai, India and expect to commence operations in these facilities during the second quarter of fiscal year 2008. We began construction on an expansion to our existing facilities in Kwidzyn, Poland and Pune, India and expect the construction to be substantially complete by the third and fourth quarter of fiscal year 2008, respectively. We are expecting to begin expansion to an existing facility in Penang, Malaysia in the second quarter of fiscal year 2008 and expect the construction to be substantially complete by the first quarter of fiscal year 2009.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 9 – “Business Acquisitions” to the Consolidated Financial Statements, we entered into a merger agreement on November 22, 2006 with Green Point, pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash in the amount of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a syndicate of banks on December 21, 2006. See Note 9 – “Business Acquisitions” included in our Condensed Consolidated Financial Statements for further discussion. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that were acquired on April 24, 2007.

On October 17, 2007, one of our Italian subsidiaries entered into an agreement to acquire certain manufacturing operations of NSN. The acquired manufacturing operations relate to two of NSN’s existing facilities in Cassina de Pecchi and Marcianise, Italy. The agreement, which was effective November 1, 2007, includes the purchase of certain assets, including machinery, equipment and inventory, and the assumption of certain employee related liabilities. The parties also entered into a manufacturing agreement, pursuant to which the Company will continue to build products that are currently manufactured at these facilities. The Company acquired these manufacturing operations to enhance its global standing as a leading provider of telecommunications infrastructure hardware. See Note 9 – “Business Acquisitions” included in our Condensed Consolidated Financial Statements for further discussion.

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

Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2007 and 2008.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At November 30, 2007, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three months ended
	November 30, 2007	November 30, 2006
Net cash provided by (used in) operating activities	$143,006	$(252,234)
Net cash used in investing activities	(124,283)	(70,057)
Net cash (used in) provided by financing activities	(3,356)	190,337
Effect of exchange rate changes on cash	(14,536)	9,683

Net increase (decrease) in cash and cash equivalents	$831	$(122,271)

Net cash provided by operating activities for the three months ended November 30, 2007 was $143.0 million. This consisted primarily of $62.0 million of net income, $66.3 million of non-cash depreciation and amortization expense, $9.3 million of non-cash restructuring charges, $5.1 million of non-cash stock-based compensation expense, a $204.6 million increase in accounts payable and accrued expenses and a $4.9 million decrease in prepaid expenses and other current assets, offset by a $190.5 million increase in accounts receivable, a $10.7 million increase in inventories, and $26.0 million in deferred income taxes. The increase in accounts receivable was due primarily to the increased revenue base, as well as related seasonality factors. Inventory levels increased during the three months ended November 30, 2007 primarily due to increased sales during the quarter and related seasonality factors. The decrease in accounts payable and accrued expenses was due primarily to the timing of purchases in the first quarter of fiscal year 2008.

Net cash used in investing activities for the three months ended November 30, 2007 was $124.3 million. This consisted primarily of our capital expenditures of $66.0 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and $60.1 million for additional cash payments related to business acquisitions that have been consummated within twelve months, which primarily relates to the acquisition of NSN. These expenditures were offset by $1.8 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for the three months ended November 30, 2007 was $3.4 million. This resulted from approximately $600.5 million of proceeds from borrowings under debt agreements, which primarily included $541.0 million of borrowings under our unsecured revolving credit facility and $12.0 million of borrowings under our short-term Indian working capital facility. In addition we obtained proceeds of $2.1 million upon the issuance of common stock under option plans and employee stock purchase plans. This was offset by approximately $591.5 million of payments toward debt agreements during the three months ended November 30, 2007, which primarily included $541.0 million toward repayment of borrowings under our unsecured revolving credit facility and $12.0 million toward repayment of borrowings under our short-term Indian working capital facility. In addition we paid $14.6 million of dividends to stockholders during the three months ended November 30, 2007.

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

Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at November 30, 2007. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for one year from the date we became current on those filings, we will be classified as a “well-known seasoned issuer,” thereby allowing us to take advantage of the simplified registration procedures. At this time, we are still evaluating whether to file a new “shelf” registration statement.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006 and Form 10-Q for the periods ending November 30, 2006 and February 28, 2007, we will be ineligible to issue shares under our shelf registration until we have timely filed all periodic reports under the Exchange Act for one year from the date we became current on those filings. The Company became current with the filing of Form 10-Q for the quarter ending May 31, 2007 on July 6, 2007.

In July 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) set in arrears, plus a fixed spread of 1.945%. In exchange, we received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Consolidated Balance Sheet at the termination date. In addition, we had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, we made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet will be amortized to earnings through interest expense over the remaining term of the debt.

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

During the fourth quarter of fiscal year 2007, we entered into a five year unsecured credit facility (the “Credit Facility”). This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility hold positions as agent and/or lender under our old revolving credit facility and our $1.0 billion 364-day senior unsecured bridge loan facility with a syndicate of banks (the “Bridge Facility”). The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service (“Moody’s”). Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Credit Facility. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.20% above the base rate or 0.625% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.625% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Credit Facility) to (b) Consolidated EBITDA (as defined in the Credit Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the first quarter of fiscal year 2008, we borrowed $541.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the first quarter. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and remains outstanding at November 30, 2007.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $325.0 million. In addition, the securitization program has been extended to February 2008. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of outstanding amounts. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. As of November 30, 2007, we had sold $355.4 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $266.0 million and retained an interest in the receivables of approximately $89.4 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $4.5 million and $3.6 million during the three months ended November 30, 2007 and 2006 respectively, which are recorded as other expense on the Condensed Consolidated Statement of Earnings.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in October 2007 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At November 30, 2007, we had sold $32.8 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $32.8 million. The accounts receivable sold under this factoring agreement and the resulting loss on the sale were insignificant for the three months ended November 30, 2007 and 2006.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $10.1 million based on currency exchange rates at November 30, 2007.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At November 30, 2007, borrowings of 14.4 million Euros (approximately $21.1 million based on currency exchange rates at November 30, 2007) were outstanding under the construction loan.

During the second quarter of fiscal year 2006, we negotiated a short-term, 225.0 million Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. During the fourth quarter of fiscal year 2006, this facility was increased to 750.0 million Indian rupees. During the fourth quarter of fiscal year 2007, this facility was reduced to 700.0 million Indian rupees (approximately $17.7 million based on currency exchange rates at November 30, 2007). Under the terms of the facility, we pay interest on outstanding borrowings based on a fixed rate mutually agreed with the bank at the time of borrowing. At November 30, 2007, borrowings of 695.0 million Indian rupees (approximately $17.5 million based on currency exchange rates at November 30, 2007) were outstanding under this facility and incurring interest at an average rate of 10.3%.

During the third quarter of fiscal year 2006, we acquired the operations of Celetronix. Through the acquisition we assumed certain liabilities, including a short term financing obligation of approximately $51.1 million at the date of acquisition. This financing obligation was associated with an accounts receivable discounting agreement with a global bank, which was discontinued at the closing of the acquisition on March 31, 2006. Cash collected on the related accounts receivable was remitted to the bank to satisfy the obligation and all outstanding amounts were paid in full by the expiration date of July 15, 2006.

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

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $128.5 thousand based on currency exchange rates at November 30, 2007). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale under U.S. GAAP. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At November 30, 2007, the balance of the financing obligation is approximately 2.6 million pounds sterling (approximately $5.3 million based on currency exchange rates at November 30, 2007).

During the fourth quarter of fiscal year 2006, we entered into a short-term, $45.0 million working capital facility for an Indian subsidiary with an Indian branch of a global bank. During the first quarter of fiscal year 2007, the working capital facility was increased to $60.0 million. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 180 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. At November 30, 2007, borrowings of $441.0 thousand were outstanding under this facility.

During the second quarter of fiscal year 2007, we entered into a $1.0 billion Bridge Facility. Of the Bridge Facility, $900.0 million was designated for use by us as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point and to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility which is now terminated was a revolving facility to be used for our general corporate purposes. Interest and fees on Bridge Facility advances are based on our unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s. Prior to the amendment of the Bridge Facility as described below, interest is charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in the Bridge Facility. Prior to the amendment of the Bridge Facility as described below, the applicable margin for the base rate and the Eurocurrency rate may be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remains outstanding. Fees include unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Prior to the amendment of the Bridge Facility as described below, based on our unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service and Moody’s, the rate of interest on a full Eurocurrency rate draw (including the step-up) would be 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility requires compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. We are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Bridge Facility) to (b) Consolidated EBITDA (as defined in the Bridge Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on and amortization of debt discount in respect of Debt, and loss on sale of accounts receivable incurred under the Company’s asset-backed securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. On December 20, 2007, we amended the Bridge Facility and extended its termination date from December 20, 2007 to June 17, 2008. See “Risk Factors – Based on the Amendment to our Bridge Facility, we will likely require additional financing that we cannot assure you will be available to us on attractive terms.” See Note 14 – “Subsequent Events” to the Condensed Consolidated Financial Statements for discussion of amendments made to the Bridge Facility subsequent to November 30, 2007. At November 30, 2007, borrowings of $400.0 million remained outstanding under this facility.

Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At November 30, 2007, approximately $4.2 million of debt is outstanding under these short term facilities, with current interest rates ranging from 1.9% to 2.7%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At November 30, 2007, approximately $59.9 million of debt is outstanding under the long term facilities, with current interest rates ranging from 1.0% to 3.5%. Approximately $13.1 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $46.8 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At November 30, 2007, $13.6 million is outstanding under this loan agreement.

During the second quarter of fiscal year 2007, we entered into a one year, 29.9 million Taiwan dollar credit facility for a Taiwanese subsidiary with a Taiwan branch of a global bank. Borrowings under this facility are revolving in nature. Under the terms of the facility, we pay interest on outstanding borrowings at a rate determined by the bank at the time of borrowing. During the three months ended November 30, 2007, we repaid 19.0 million Taiwan dollars on the credit facility ($0.6 million in U.S. dollars). There were no borrowings outstanding under this facility at November 30, 2007.

During the third quarter of fiscal year 2007, we entered into a short term, $2.0 million credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. During the three months ended November 30, 2007, $1.5 million of borrowings were repaid on this facility. At November 30, 2007, $500.0 thousand of borrowings remained outstanding under this credit facility.

During the fourth quarter of fiscal year 2007, we entered into a short term, $360.0 thousand credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of the facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. During the three months ended November 30, 2007, all borrowings were repaid in full. At November 30, 2007, there were no borrowings outstanding under this credit facility.

During the fourth quarter of fiscal year 2007, we entered into a short term, 66.6 million Japanese yen import financing facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and are outstanding for a period of up to 360 days. Under the terms of this facility, we pay interest on outstanding borrowings based on LIBOR plus a spread of 0.5%. During the three months ended November 30, 2007, we borrowed an additional 90.4 million Japanese yen ($2.1 million in U.S. dollars) under the facility. At November 30, 2007, borrowings of 106.1 million Japanese yen (approximately $2.7 million based on currency exchange rates at November 30, 2007) were outstanding under this facility.

During the fourth quarter of fiscal year 2007, we entered into a 1.1 billion Indian rupee credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and incur interest at a rate determined by the bank at the time of borrowing. On various dates during the three months ended November 30, 2007, we borrowed approximately 650.0 million Indian rupees ($16.4 million U.S. dollars) under this facility. During the same three month period, we repaid 120.0 million Indian rupees ($3.0 million U.S. dollars) under this facility. At November 30, 2007, borrowings of 970.0 million Indian rupees (approximately $24.5 million based on currency exchange rates at November 30, 2007) were outstanding under this facility and incurring interest at an average rate of 9.5%.

During the fourth quarter of fiscal year 2007, we entered into a long term, 400.0 million Indian rupee loan agreement for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility will incur interest at a fixed rate of 10.5%. Proceeds under the loan will be drawn at various future dates and will be due and payable after a three year period. At November 30, 2007, no borrowings were outstanding under this loan agreement.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. Under the terms of the swaps, we expect to pay a fixed rate and receive a variable rate based on the three-month USD LIBOR. The notional amount of the swaps is $400.0 million and the swaps were originally expected to be terminated no later than November 15, 2007. During the first quarter of fiscal year 2008, we modified the swaps. The modification extended the effective date and termination date of the swaps. Based on this modification, the swaps will terminate no later than May 15, 2008.

During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating accounts receivable are included in our Condensed Consolidated Balance Sheet until the cash is received by the Purchaser from our customer for the accounts receivable. Accordingly, we have a liability of $9.2 million recorded on our Condensed Consolidated Balance Sheet at November 30, 2007 related to cash that has been received by the Company from the Purchaser for specific accounts receivable, but for which our customer has not remitted payment yet.

During the first quarter of fiscal year 2008, we entered into a short-term, 400.0 million Indian rupee unsecured working capital credit facility for an Indian subsidiary with an Indian branch of a global bank. Borrowings under this facility are revolving in nature and incur interest at a rate determined by the bank at the time of borrowing. On various dates during the three months ending November 30, 2007, we borrowed approximately 375.0 million Indian rupees ($9.5 million U.S. dollars) which remains outstanding under this facility and incurring interest at an average rate of 9.5%.

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006 and Form 10-Q for the periods ended November 30, 2006 and February 28, 2007 we obtained all of the necessary covenant waivers for all material debt instruments entered into by the Company. As a result of the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of the Company’s Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007 the Company was in compliance with all covenants as of November 30, 2007.

At November 30, 2007, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $250 million to $300 million, principally for machinery and equipment across all segments, expansion of existing manufacturing sites and the completion of new manufacturing sites in Eastern Europe, Asia and India and for information technology infrastructure. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of November 30, 2007 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,276,017	$517,242	$404,027	$354,748	$—
Future interest on notes payable and long-term debt	161,111	43,591	79,076	38,444	—
Operating lease obligations	200,574	48,125	63,825	37,238	51,386
Estimated future benefit plan payments	72,271	5,396	12,545	14,242	40,088

Total contractual cash obligations	$1,709,973	$614,354	$559,473	$444,672	$91,474

As of November 30, 2007, the noncurrent portion of our income tax liability related to FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) is $47.7 million. We will include such liabilities in our “Contractual Obligations” table in our Annual Report on Form 10-K for the year ended August 31, 2008. Refer to Note 13 – “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Condensed Consolidated Balance Sheet at their respective fair market values in accordance with SFAS 133. The Company has elected not to prepare and maintain the documentation required to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Condensed Consolidated Statement of Earnings.

The aggregate notional amount of outstanding contracts at November 30, 2007 was $1.5 billion. The fair value of these contracts amounted to a $6.3 million asset recorded in prepaid and other current assets and an $18.6 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at November 30, 2007. The forward contracts will settle in British pounds, Chinese yuan renminbi, Euro dollars, Hungarian forints, Japanese yen, Mexican pesos, Singapore dollars, Swedish krona, Taiwanese dollars and U.S. dollars.

We entered into several individual Taiwanese dollar foreign currency swap arrangements in connection with our tender offer for Green Point. These New Taiwan dollar foreign currency swap arrangements had a notional value of 17.0 billion New Taiwan dollars as of November 30, 2007 (approximately $525.7 million based on currency exchange rates at November 30, 2007) and the related non-deliverable forward contracts had a notional value of 10.0 billion New Taiwan dollars as of November 30, 2007 (approximately $310.0 million based on currency exchange rates at November 30, 2007).

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2007, we had no outstanding investments.

We pay interest on outstanding borrowings under several of our revolving credit facilities at interest rates that fluctuate based upon changes in various base interest rates. These facilities include our Credit Facility, our short-term Indian working capital facility, and various Indian credit facilities. There were $428.2 million in borrowings outstanding under these revolving credit facilities at November 30, 2007.

We pay interest on outstanding borrowings under our $1.0 billion Bridge Facility and our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of $400.0 million and 14.4 million Euros (approximately $21.1 million based on currency exchange rates at November 30, 2007) outstanding, respectively under these loan agreements at November 30, 2007. Refer to Note 14- “Subsequent Events” to the Condensed Consolidated Financial Statements for discussion of an amendment to the Bridge Facility that occurred on December 20, 2007.

We pay interest on outstanding borrowings we assumed as a result of the Green Point acquisition at both fixed and variable rates. At November 30, 2007, approximately $4.2 million of debt is outstanding under short term facilities, with current interest rates ranging from 1.9% to 2.7%. At November 30, 2007, approximately $59.9 million of debt is outstanding under long term facilities, with current interest rates ranging from 1.0% to 3.5%.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. Under the terms of the swaps, we expect to pay a fixed rate and receive a variable rate based on the three-month USD LIBOR. The notional amount of the swaps is $400.0 million and the swaps were originally expected to be terminated no later than November 15, 2007. During the first quarter of fiscal year 2008, we modified the swaps. The modification extended the effective date and termination date of the swaps. Based on this modification, the swaps will terminate no later than May 15, 2008. At November 30, 2007 the fair value of the swaps of $35.6 million was recorded on our Condensed Consolidated Balance Sheet in current liabilities. The corresponding offset of $2.6 million was recorded in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheet. An increase or decrease of 50 basis points in the USD LIBOR 10-year swap rate by February 2008 would result in a change of approximately $18.0 million in the fair market value of the swaps. Based on our ability to use hedge accounting, the effective portion of changes in the fair market value of the swaps will be offset by a corresponding increase or decrease to accumulated other comprehensive income.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2007. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

For our fiscal quarter ended November 30, 2007, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended November 30, 2007, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

On January 12, 2007, we obtained a controlling interest in Green Point. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of November 30, 2007 did not include the internal control over financial reporting of the acquired operations of Green Point. Green Point is included in our condensed consolidated financial statements beginning in February 2007. As part of our integration of Green Point, we continue to evaluate Green Point’s internal controls over financial reporting and address controls that we note need improvement. From the date we obtained controlling interest in Green Point to November 30, 2007, the processes and systems of Green Point’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of November 30, 2007 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our condensed consolidated financial statements beginning in November 2007. As part of our integration of NSN, we continue to evaluate NSN’s internal controls over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to November 30, 2007, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

As more fully described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, we are involved in certain ongoing litigation matters, an SEC inquiry and have received a subpoena from a U.S. attorney’s office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices and provided the results of those reviews to the SEC. For further discussion, see Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 and Note 6 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.

Since we filed our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 with the SEC, our Board of Directors approved the agreement in principle to resolve the Consolidated State Derivate Action and the Consolidated Federal Derivative Action, and we filed a Motion for Approval of the Proposed Settlement with the Federal and State Courts in which the Derivative Actions were filed. The State Court has preliminarily approved the settlement, has approved the form of notice to be mailed to shareholders and the form of summary notice to be published, and has set a hearing on March 26, 2008, to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The Federal Court has approved the notice and summary notice. The Federal Court, however, has disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000, but has agreed that the State Court can hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. We can give no assurances that the proposed settlement will be finally approved.

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

We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or after-market services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and after-market services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and after-market services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are involved in a putative shareholder class action and a SEC informal inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to shareholder derivative actions that also were filed in connection with these certain grants, an independent Special Committee of our Board of Directors (the “Special Committee”) was appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the Special Committee, the SEC and the U.S. Attorney’s office. The Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement of our consolidated earnings for certain of our previous fiscal years (as further described in the Explanatory Note immediately preceding Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and discussed below). We recently submitted to the courts for approval a proposed settlement of the derivative actions. The investigations of the SEC and the U.S. Attorney’s office may look at the accuracy of the stated dates of our historical option grants, the Company’s disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations or whether we will obtain the necessary court approval of our agreement to settle the derivative actions. Regardless of the outcomes of the investigations, we will continue to incur costs and the investigations will cause a diversion of our management’s time and attention, which could have an adverse effect on our financial condition and results of operations. We can not provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

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

Finally, as a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filing of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to register our securities on Form S-3 for sale of our securities by us or resale by others until we have timely filed all periodic reports under the Exchange Act for one year from the date we became current on those filings. We became current on July 6, 2007 with the filing of our Form 10-Q for the quarter ending May 31, 2007. Until July 6, 2008, we would have to use a Form S-1 registration statement to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Our historical stock option granting practices and the restatement of our prior financial statements exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part I, Item 3 – “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation, the SEC Inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we reached. The conduct and resolution of these matters may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are involved in an SEC review of our recognition of revenue for certain historical transactions.

The Audit Committee of our Board of Directors (the “Audit Committee”), assisted by independent legal counsel, reviewed certain historical transactions, and concluded that, while the impact was not material, accounting errors occurred in connection with recognizing certain income and expenses such that our consolidated earnings for fiscal year 2001 were lower by an immaterial amount than what was previously reported and our consolidated earnings for fiscal year 2002 included in the five year table in Item 6 – “Selected Financial Data” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 has been revised upward by a similar amount. The Audit Committee’s and legal counsel’s findings were presented to the SEC. We intend to continue to cooperate fully with the SEC’s review of these matters. However, we cannot predict the extent or the outcome of such review. In addition, future litigation and regulatory investigation or action may arise in connection with these revenue recognition issues. We cannot assure you that the determinations reached by the SEC, or reached in any future litigation or regulatory action, will be consistent with our conclusions on these issues. If we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse affect on our business, financial condition, results of operation and cash flows. In addition, regardless of the final outcomes of any of these matters, the conduct and resolution of such matters could be sufficiently time-consuming, expensive and distracting to our management team which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Elcoteq SE, Flextronics International Ltd. (which recently acquired Solectron Corporation), Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell the same services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In addition, consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. See “Business – Competition” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than us. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression or loss of market share.

We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 81.8% of net revenue from international operations in the first fiscal quarter of 2008 compared to 80.0% in the same quarter of fiscal year 2007. We currently expect our foreign source revenue to remain consistent as a percentage of net revenue over the course of the next twelve months. We currently operate outside the United States in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Dublin, Ireland; San Marco Evangelista (CE) and Bergamo, Italy; Gotemba and Tokyo, Japan; Kedah and Penang, Malaysia; Chihuahua, Guadalajara, Reynosa and Tijuana, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities: moving production between facilities, closing facilities, reducing staff levels, realigning our business processes and reorganizing our management.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we recently initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges of approximately $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During fiscal year 2007, we recorded aggregate restructuring and impairment charges of $72.4 million and reduced our valuation allowance against net deferred tax assets by $2.0 million to an aggregate amount of $35.1 million. During the first fiscal quarter of 2008, we recorded aggregate restructuring and impairment charges of $9.3 million. We expect additional costs related to the restructuring plan to be incurred primarily over the remainder of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

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

Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of memory and logic devices. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive and aerospace and defense manufacturing services, as defects in medical devices, automotive components and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

The success of our turnkey solution activities depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs.

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

In addition, as global warming issues become more prevalent, the U.S. and foreign governments are beginning to respond to these issues. This increasing governmental focus on global warming may result in new environmental regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs in complying with any new environmental regulations, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

Certain of our existing stockholders have significant control.

At November 30, 2007, our executive officers, directors and certain of their family members collectively beneficially owned 13.0% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law. We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, or changes in local tax rates. For example, China enacted a new unified enterprise income tax law, effective January 1, 2008, which will result in a higher tax rate on operations in China as the rate increase is phased in over several years.

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

Our credit is rated by credit rating agencies. As of November 30, 2007, our 5.875% Senior Notes were rated BB+ by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BBB- by Standard and Poor’s Rating Service (“S&P”). Although the 5.875% Senior Notes continue to be considered “investment grade” debt by S&P, the 5.875% Senior Notes are not considered “investment grade” debt by Moody’s or Fitch. These recent downgrades, along with any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control.

Based on the Amendment to our Bridge Facility, we will likely require additional financing that we cannot assure you will be available to us on attractive terms.

During the second quarter of fiscal year 2007, we entered into our Bridge Facility, which was to expire on December 20, 2007 but was extended as discussed below. During the fourth quarter of fiscal year 2007, we entered into our Credit Facility, which replaced a five year $500.0 million unsecured revolving credit facility with a syndicate of banks. The Credit Facility provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. On December 20, 2007 we amended the Bridge Facility. As a result of such amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that is available only if the Company has fully drawn on the revolving credit portion of the Credit Facility and (3) the revolving credit portion of the Credit Facility shall only be used for general corporate purposes of the Company and its subsidiaries. Also on December 20, 2007, the Company drew on the revolving credit portion of the Credit Facility in order to pay down the full $400.0 million outstanding under the term portion of the Bridge Facility. We are currently actively seeking additional financing. As of December 31, 2007, our debt obligations consisted of $300.0 million in principal amount outstanding under our seven year 5.875% senior notes (“5.875% Senior Notes”), $400.0 million outstanding under the revolving credit portion of our Credit Facility and $400.0 million outstanding under the term portion of our Credit Facility. There was no balance outstanding under our Bridge Facility at December 31, 2007. As of November 30, 2007, there was $178.5 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. See Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

We currently anticipate that we will have to refinance at least some of our indebtedness by the maturity date of the Amended Bridge Facility on June 17, 2008. There can be no assurance that we will be able to refinance our indebtedness on attractive terms and conditions, or that we will be able to obtain additional debt financing to repay the entire amount of indebtedness that may become due. If we are unable to refinance indebtedness that is due by incurring other debt, we may be required to issue additional equity securities assets. If we are required to sell equity securities, investors who hold our common stock may have their holdings diluted. There can be no assurance as to the terms and prices at which we will be able to sell additional equity securities or that we will be able to sell additional equity securities at all.

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

As of November 30, 2007, we have the ability to borrow up to $800.0 million under our Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion of the Credit Facility. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities. An increase in the level of our indebtedness, among other things, could:

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

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in a timely manner.

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

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations.

We are subject to risks associated with natural disasters and global events.

Our operations may be subject to natural disasters or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

Jabil Circuit, Inc.
Registrant

Date: January 7, 2008	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: January 7, 2008	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.