Form 10-Q
period 2008-02-29
JABIL CIRCUIT INC
filed 2008-04-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 25, 2008, there were 209,169,079 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	February 29, 2008	August 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$531,369	$663,625
Accounts receivable, net of allowance for doubtful accounts of $11,411 at February 29, 2008 and $10,559 at August 31, 2007	1,337,929	1,352,383
Inventories	1,482,471	1,374,400
Prepaid expenses and other current assets	232,681	231,797
Income taxes receivable	25,959	22,132
Deferred income taxes	40,383	21,956

Total current assets	3,650,792	3,666,293
Property, plant and equipment, net of accumulated depreciation of $1,019,427 at February 29, 2008 and $914,368 at August 31, 2007	1,330,777	1,261,481
Goodwill	1,179,633	1,124,484
Intangible assets, net of accumulated amortization of $68,522 at February 29, 2008 and $93,688 at August 31, 2007	145,293	146,592
Deferred income taxes	124,945	89,562
Other assets	12,486	6,820

Total assets	$6,443,926	$6,295,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$142,726	$501,716
Accounts payable	2,005,306	2,001,508
Accrued expenses	489,628	427,478
Income taxes payable	25,618	58,127
Deferred income taxes	1,300	2,018

Total current liabilities	2,664,578	2,990,847
Notes payable, long-term debt and long-term lease obligations, less current installments	998,997	760,477
Other liabilities	86,268	78,538
Income tax liability	70,185	—
Deferred income taxes	8,984	13,677

Total liabilities	3,829,012	3,843,539

Minority interest	7,491	8,682

Stockholders’ equity:
Common stock	214	212
Additional paid-in capital	1,373,232	1,340,687
Retained earnings	1,143,924	1,131,403
Accumulated other comprehensive income, net of tax	291,499	170,960
Treasury stock at cost, 8,475,049 shares at February 29, 2008 and 8,418,700 shares at August 31, 2007	(201,446)	(200,251)

Total stockholders’ equity	2,607,423	2,443,011

Total liabilities and stockholders’ equity	$6,443,926	$6,295,232

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net revenue	$3,058,613	$2,934,862	$6,426,560	$6,158,865
Cost of revenue	2,870,708	2,763,352	5,998,941	5,795,370

Gross profit	187,905	171,510	427,619	363,495
Operating expenses:
Selling, general and administrative	124,910	119,975	241,060	229,731
Research and development	9,863	7,766	16,375	16,474
Amortization of intangibles	9,722	6,092	18,577	11,858
Restructuring and impairment charges	41,789	997	51,076	7,654

Operating income	1,621	36,680	100,531	97,778
Other expense	3,320	4,049	7,805	7,684
Interest income	(3,152)	(3,769)	(6,204)	(6,270)
Interest expense	23,711	21,072	49,296	32,579

Income before income taxes and minority interest	(22,258)	15,328	49,634	63,785

Income tax expense	3,102	1,529	12,733	8,609

Minority interest, net of tax	(1,315)	(101)	(1,055)	(101)

Net income	$(24,045)	$13,900	$37,956	$55,277

Earnings per share:
Basic	$(0.12)	$0.07	$0.19	$0.27

Diluted	$(0.12)	$0.07	$0.18	$0.27

Common shares used in the calculations of earnings per share:
Basic	205,082	203,377	204,866	203,227

Diluted	205,082	205,925	206,452	206,133

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income	$(24,045)	$13,900	$37,956	$55,277

Other comprehensive income (loss):
Foreign currency translation adjustment	48,457	(3,751)	137,351	26,805
Change in minimum pension liability, net of tax	668	18	12	(602)
Change in fair market value of derivative instruments, net of tax	(4,105)	—	(17,006)	—
Amortization of loss on hedge arrangements, net of tax	182	—	182	—

Comprehensive income	$21,157	$10,167	$158,495	$81,480

Accumulated foreign currency translation gains were $339.8 million at February 29, 2008 and $202.5 million at August 31, 2007. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$37,956	$55,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	134,493	109,977
Minority interest, net of tax	(1,055)	(101)
Recognition of stock-based compensation	20,131	23,362
Deferred income taxes	(49,930)	(10,885)
Non-cash restructuring charges	51,076	7,654
Provision for doubtful accounts	1,349	3,060
Excess tax benefit of options exercised	(3,337)	—
Loss on sale of property	2,002	273
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Accounts receivable	127,802	115,141
Inventories	20,828	21,420
Prepaid expenses and other current assets	23,080	(63,818)
Other assets	(5,326)	1,202
Accounts payable and accrued expenses	(115,824)	(523,343)
Income taxes payable	29,563	8,217

Net cash provided by (used in) operating activities	272,808	(252,564)

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(57,568)	(743,003)
Acquisition of property, plant and equipment	(149,317)	(126,178)
Proceeds from sale of property and equipment	3,164	7,278

Net cash used in investing activities	(203,721)	(861,903)

Cash flows from financing activities:
Borrowings under debt agreements	2,258,102	2,563,793
Payments toward debt agreements and capital lease obligations	(2,386,449)	(1,672,925)
Dividends paid to stockholders	(29,226)	(28,673)
Net proceeds from issuance of common stock under option and employee purchase plans	7,989	13,344
Excess tax benefit of options exercised	3,337	—

Net cash (used in) provided by financing activities	(146,247)	875,539

Effect of exchange rate changes on cash	(55,096)	20,052

Net decrease in cash and cash equivalents	(132,256)	(218,876)
Cash and cash equivalents at beginning of period	663,625	773,563

Cash and cash equivalents at end of period	$531,369	$554,687

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2007. Results for the six-month period ended February 29, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2008.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	February 29, 2008	August 31, 2007
Raw materials	$1,009,834	$912,577
Work in process	286,477	275,993
Finished goods	186,160	185,830

Total inventories	$1,482,471	$1,374,400

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Numerator:
Net income	$(24,045)	$13,900	$37,956	$55,277

Denominator:
Weighted-average common shares outstanding – basic	205,082 (1)	203,377	204,866	203,227
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	—	2,343	1,214	2,697
Dilutive unvested common shares associated with restricted stock awards	—	205	372	209

Weighted-average common shares – diluted	205,082 (1)	205,925	206,452	206,133

Earnings per share:
Basic	$(0.12)	$0.07	$0.19	$0.27

Diluted	$(0.12)	$0.07	$0.18	$0.27

(1)	For the three months ended February 29, 2008, all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company is in a loss position.

For the six months ended February 29, 2008 options to purchase 7,406,089 shares of common stock were outstanding during the period but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings Per Share (“SFAS 128”). For the three months and six months ended February 28, 2007, options to purchase 3,642,372 and 741,999 shares of common stock, respectively, were excluded for the same reason. In accordance with the contingently issuable shares provision of SFAS 128, 3,087,144 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 through 2008 were not included in the calculation of earnings per share for the six months ended February 29, 2008, because all the necessary conditions for vesting had not been satisfied. For the three months and six months ended February 28, 2007, 1,690,131 shares of restricted stock were excluded for the same reason. In addition, for the six months ended February 29, 2008, 7,163,966 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with the assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive. For the three months and six months ended February 28, 2007, 5,361,258 stock appreciation rights were excluded for the same reason.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2008 and 2007.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008

Note 4. Stock-Based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), for its share-based compensation plans. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.

The Company applies a lattice valuation model for all stock options and stock appreciation rights (collectively known as “Options”), excluding those granted under the Company’s employee stock purchase plan (“ESPP”), granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company uses the Black-Scholes model for valuing the shares granted under the ESPP and Options granted prior to September 1, 2005. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $14.3 million and $16.1 million of stock-based compensation expense related to employee awards in the Condensed Consolidated Statements of Earnings for the three months and six months ended February 29, 2008, respectively, net of related tax effects of $0.6 million and $4.0 million, respectively. The Company recorded $8.5 million and $16.8 million of stock-based compensation expense in the Condensed Consolidated Statement of Earnings for the three months and six months ended February 28, 2007, respectively, net of related tax effects of $3.3 million and $6.6 million, respectively. There were no capitalized stock-based compensation costs at February 29, 2008 or February 28, 2007.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At February 29, 2008, $0.1 million related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet. The Company recognized an insignificant gain in the Condensed Consolidated Statement of Earnings related to remeasuring the awards for the three months and six months ended February 29, 2008.

Cash received from Options exercises under all share-based payment arrangements, including the Company’s ESPP, for the six months ended February 29, 2008 and February 28, 2007 was $9.2 million and $13.3 million, respectively. These proceeds are off-set by $1.2 million in market value of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. This market value was determined on the date that the restricted shares vested and resulted in the withholding of 56,349 shares of the Company’s common stock. The amount has been classified as treasury stock on the Condensed Consolidated Balance Sheet. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 32,108,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006, 3,000,000 shares authorized in August 2007 and 2,500,000 shares authorized in January 2008. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (the “CSOP Plan”) and for its French employees (the “FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.

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

With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Beginning in fiscal year 2006, Options will generally vest at a rate of one-twelfth 15 months after the grant date with an additional one-twelfth vesting at the end of each three-month period thereafter, becoming fully vested after a 48-month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50-month period.

The following table summarizes Option activity from September 1, 2007 through February 29, 2008:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2007	7,325,471	16,405,944	$34,418	$24.04	6.19
Options authorized	2,500,000	—
Options expired	—	—		$—
Options granted	(2,242,435)	2,242,435		$21.56
Options cancelled	1,125,652	(1,125,652)		$26.93
Restricted stock awards (1)	(2,663,722)	—
Options exercised	—	(303,948)		$11.65

Balance at February 29, 2008	6,044,966	17,218,779	$2,245	$23.75	6.22

Exercisable at February 29, 2008		11,369,587	$2,245	$22.41	4.86

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the six months ended February 29, 2008 and February 28, 2007 was $8.73 and $13.31, respectively. The total intrinsic value of Options exercised during the six months ended February 29, 2008 and February 28, 2007 was $1.8 million and $5.1 million, respectively.

As of February 29, 2008, there was $57.8 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of Options vested during the six months ended February 29, 2008 and February 28, 2007 was $8.5 million and $6.4 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Expected dividend yield	1.9%	1.1%	1.3%	1.0%
Risk-free interest rate	2.5% to 3.7%	4.7% to 5.1%	2.5% to 4.4%	4.7% to 5.1%
Weighted-average expected volatility	56.4%	48.5%	50.2%	49.1%
Expected life	6.1 years	5.4 years	5.8 years	5.5 years

As of February 29, 2008, the Company has 40,544 Options outstanding that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Condensed Consolidated Balance Sheet and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Condensed Consolidated Statement of Earnings at each reporting date. At February 29, 2008, an insignificant amount has been recorded as a liability on the Company’s Condensed Consolidated Balance Sheet and an insignificant amount has been recognized in the Company’s Condensed Consolidated Statement of Earnings for the three months and six months ended February 29, 2008 to record the awards at fair value.

b. Stock Purchase and Award Plans

The Company’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was approved by the Company’s Board of Directors in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of February 29, 2008, a total of 3,024,092 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were 432,202 and 312,485 shares purchased under the Purchase Plans for the six months ended February 29, 2008 and February 28, 2007, respectively.

The fair value of shares issued under the Purchase Plans was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Expected dividend yield	1.1%	1.1%	1.1%	1.1%
Risk-free interest rate	5.0%	5.1%	5.0%	5.1%
Weighted-average expected volatility	30.2%	32.2%	30.2%	32.2%
Expected life	.5 years	.5 years	.5 years	.5 years

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

The following table summarizes restricted stock activity from September 1, 2007 through February 29, 2008:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2007	4,993,627	$27.73

Changes during the period
Shares granted (1)	3,073,646	$20.46
Shares vested	(124,075)	$19.37
Shares forfeited	(409,924)	$30.10

Nonvested balance at February 29, 2008	7,533,274	$24.90

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of February 29, 2008, there was $63.1 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net revenue
Consumer Electronics	$878,673	$981,937	$2,092,677	$2,252,740
EMS	2,015,785	1,815,349	3,991,168	3,627,702
AMS	164,155	137,576	342,715	278,423

	$3,058,613	$2,934,862	$6,426,560	$6,158,865

	2008	2007	2008	2007
Segment income and reconciliation of income before income taxes and minority interest (net of tax)
Consumer Electronics	$(8,570)	$10,685	$41,707	$49,125
EMS	64,702	37,504	123,413	73,972
AMS	11,714	7,424	24,808	17,555

Total segment income	67,846	55,613	189,928	140,652
Reconciling items:
Amortization of intangibles	9,722	6,092	18,577	11,858
Restructuring cost and impairment charges	41,789	997	51,076	7,654
Other expense	3,320	4,049	7,805	7,684
Net interest expense	20,559	17,303	43,092	26,309
Stock-based compensation expense	14,714	11,844	19,744	23,362

Income before income taxes and minority interest (net of tax)	$(22,258)	$15,328	$49,634	$63,785

	February 29, 2008	August 31, 2007
Total assets
Consumer Electronics	$2,103,050	$2,407,756
EMS	3,189,156	2,530,540
AMS	303,030	282,709
Other non-allocated assets	848,690	1,074,227

	$6,443,926	$6,295,232

Total restructuring and impairment costs of $41.8 million and $51.1 million were charged against operations during the three months and six months ended February 29, 2008. Approximately $1.1 million, $40.0 million, and $0.1 million of restructuring and impairment costs were incurred during the three months ended February 29, 2008 in the Consumer Electronics, EMS and AMS operating segments, respectively. In addition, there was $0.6 million in corporate restructuring and impairment costs that were incurred during the three months ended February 29, 2008. Approximately $2.5 million, $41.4 million and $4.8 million of restructuring and impairment costs were incurred during the six months ended February 29, 2008 in the Consumer Electronics, EMS and AMS operating segments, respectively. In addition, there was $2.4 million in corporate restructuring and impairment costs that were incurred during the six months ended February 29, 2008. See Note 7 – “Restructuring and Impairment Charges” for a discussion of the Company’s restructuring plan initiated in fiscal year 2006.

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

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
External net revenue:
China	$630,713	$401,939	$1,413,685	$879,218
U.S	635,867	684,471	1,248,663	1,329,545
Mexico	515,033	377,268	1,057,847	832,073
Poland	244,393	247,875	632,358	544,112
Malaysia	248,507	195,591	492,321	407,341
Hungary	238,676	422,551	392,756	920,683
Other	545,424	605,167	1,188,930	1,245,893

	$3,058,613	$2,934,862	$6,426,560	$6,158,865

	February 29, 2008	August 31, 2007
Long-lived assets:
Taiwan	$616,641	$798,281
U.S	351,031	357,741
India	345,435	289,171
China	446,566	279,971
Mexico	154,709	154,299
Hungary	150,789	143,641
Malaysia	109,299	82,428
Other	481,233	427,025

	$2,655,703	$2,532,557

Foreign source revenue represented 79.2% and 80.6% of net revenue for the three months and six months ended February 29, 2008, respectively, compared to 76.7% and 78.4% for the three months and six months ended February 28, 2007, respectively.

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

Subsequently, two federal derivative suits were filed (the first of which was filed by Mary L. Graves, a purported shareholder, on July 10, 2006) in the United States (“U.S.”) District Court for the Middle District of Florida, Tampa Division, that asserted similar factual allegations and claims as in the Consolidated State Derivative Action, in addition to a claim that the defendants violated Section 14(a) of the Exchange Act by issuing materially false and misleading statements in its proxy statements filed from 1998 to 2005. These suits were consolidated on January 26, 2007 into one action (the “Consolidated Federal Derivative Action”).

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

On September 20, 2007, the Company reached an agreement in principle to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action. Under the terms of this agreement in principle, the Company will not pay any monetary damages but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In addition, the Company agreed in principle to not object to an application by the plaintiff’s counsel for an award of up to $800,000 in attorney’s fees ($600,000 of which will be covered by the Company’s Directors and Officers insurance carriers and $200,000 of which will be paid by the Company). On November 8, 2007, the Company submitted the proposed settlement to the courts for approval. The State Court preliminarily approved the settlement, the form of notice to be mailed to shareholders and the form of summary notice to be published, and also set a hearing to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The Federal Court also approved the notice and summary notice. The Federal Court, however, previously disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000 but agreed that the State Court could hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. As a result of the hearing on March 26, 2008, the State Court indicated that it would enter an order finding that the proposed settlement is fair, adequate and reasonable, and that the award of $700,000 in attorney’s fees and costs to the plaintiffs’ counsel is reasonable. The Consolidated Federal Derivative Action remains subject to further action by the Federal Court, and the Company can give no assurance that the Federal Court will either approve the proposed settlement agreement or dismiss the Consolidated Federal Derivative Action.

In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that it had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to the Company’s motion to dismiss, and the Company then filed a reply memorandum in further support of its motion to dismiss on September 28, 2007. On April 9, 2008, the court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint by May 12, 2008. The Company can give no assurances that the plaintiffs will not amend the First Amended Consolidated Class Action Complaint, or that if they do, as to the ultimate outcome of any such further proceedings.

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

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability for the six months ended February 29, 2008 and February 28, 2007 is as follows (in thousands):

Amount
Balance at August 31, 2007	$7,575
Accruals for warranties	2,962
Settlements made	(2,088)

Balance at February 29, 2008	$8,449

Amount
Balance at August 31, 2006	$3,940
Accruals for warranties	3,240
Settlements made	(764)

Balance at February 28, 2007	$6,416

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $41.8 million and $51.1 million of restructuring and impairment costs against earnings during the three months and six months ended February 29, 2008, respectively, compared to an additional $1.0 million and $7.7 million of restructuring and impairment costs against earnings during the three months and six months ended February 28, 2007, respectively. The restructuring and impairment costs for the three months ended February 29, 2008 include $40.9 million related to employee severance and benefits costs, $0.6 million related to lease commitments, $(0.1) million related to fixed asset impairments and $0.4 million related to other restructuring costs. The restructuring and impairment costs for the six months ended February 29, 2008 include $44.5 million related to employee severance and benefits costs, $6.2 million related to lease commitments, $(0.1) million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment costs for the three months ended February 28, 2007 include $0.3 million related to employee severance and benefits costs, $0.3 million related to lease commitments, $0.1 million related to fixed asset impairments and $0.3 million related to other restructuring costs. The restructuring and impairment costs for the six months ended February 28, 2007 include $7.7 million related to employee severance and benefits costs, $2.1 million related to lease commitments, $5.8 million related to fixed asset impairments and $0.4 million related to other restructuring costs, which was off-set by $8.3 million of proceeds received in connection with a facility closure.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through February 29, 2008 of $205.4 million include cash costs totaling $156.8 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007 and $30.2 million was paid in the first two fiscal quarters of 2008. The cash costs consist of employee severance and benefits costs of approximately $144.3 million, costs related to lease commitments of approximately $19.0 million and other restructuring costs of $1.8 million. These cash costs were partially off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.6 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $40.9 million and $44.5 million recorded in the three months and six months ended February 29, 2008, respectively, compared to $0.3 million and $7.7 million recorded in the three months and six months ended February 28, 2007, respectively, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,000 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.6 million and $6.2 million recorded in the three months and six months ended February 29, 2008, respectively, compared to $0.3 million and $2.1 million in the three months and six months ended February 28, 2007, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program and recorded a fixed asset impairment charge of $0.1 million and $5.8 million during the three months and six months ended February 28, 2007, respectively. Fixed asset impairment charges were insignificant for the three months and six months ended February 29, 2008.

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

The tables below set forth the significant components and activity in the restructuring program during the three months and six months ended February 29, 2008 and the three months and six months ended February 28, 2007 (in thousands):

Restructuring Activity – Three Months Ended February 29, 2008

	Liability Balance at November 30, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 29, 2008
Employee severance and termination benefits	$26,884	$40,933	$351	$(8,528)	$59,640
Lease costs	5,879	639	75	(1,278)	5,315
Fixed asset impairment	—	(127)	127	—	—
Other	509	344	1	(354)	500

Total	$33,272	$41,789	$554	$(10,160)	$65,455

Restructuring Activity – Three Months Ended February 28, 2007

	Liability Balance at November 30, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2007
Employee severance and termination benefits	$52,536	$338	$(273)	$(16,703)	$35,898
Lease costs	10,699	320	48	(1,445)	9,622
Fixed asset impairment	—	86	(86)	—	—
Other	774	253	18	(272)	773

Total	$64,009	$997	$(293)	$(18,420)	$46,293

Restructuring Activity – Six Months Ended February 29, 2008

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 29, 2008
Employee severance and termination benefits	$34,307	$44,567	$2,000	$(21,234)	$59,640
Lease costs	6,895	6,163	164	(7,907)	5,315
Fixed asset impairment	—	(124)	124	—	—
Other	1,030	470	57	(1,057)	500

Total	$42,232	$51,076	$2,345	$(30,198)	$65,455

Restructuring Activity – Six Months Ended February 28, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2007
Employee severance and termination benefits	$66,252	$7,700	$1,502	$(39,556)	$35,898
Lease costs	10,108	2,141	75	(2,702)	9,622
Fixed asset impairment	—	5,825	(5,825)	—	—
Other	749	(8,012)	44	7,992	773

Total	$77,109	$7,654	$(4,204)	$(34,266)	$46,293

The tables below set forth significant components and activity in the restructuring program by reportable segment during the three months and six months ended February 29, 2008 and February 28, 2007 (in thousands):

Restructuring Activity – Three Months Ended February 29, 2008

	Liability Balance at November 30, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 29, 2008
Consumer Electronics	$12,658	$1,125	$319	$(1,828)	$12,274
EMS	18,592	39,996	326	(7,390)	51,524
AMS	893	59	35	(146)	841
Other non-reportable operating	1,129	609	(126)	(796)	816

Total	$33,272	$41,789	$554	$(10,160)	$65,455

Restructuring Activity – Three Months Ended February 28, 2007

	Liability Balance at November 30, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2007
Consumer Electronics	$25,873	$601	$(174)	$(12,761)	$13,539
EMS	34,267	(112)	(69)	(4,861)	29,225
AMS	3,036	522	(47)	(389)	3,122
Other non-reportable operating	833	(14)	(3)	(409)	407

Total	$64,009	$997	$(293)	$(18,420)	$46,293

Restructuring Activity – Six Months Ended February 29, 2008

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 29, 2008
Consumer Electronics	$12,658	$2,480	$1,192	$(4,056)	$12,274
EMS	24,111	41,400	1,290	(15,277)	51,524
AMS	2,632	4,750	61	(6,602)	841
Other non-reportable operating	2,831	2,446	(198)	(4,263)	816

Total	$42,232	$51,076	$2,345	$(30,198)	$65,455

Restructuring Activity – Six Months Ended February 28, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2007
Consumer Electronics	$38,045	$1,564	$(4,792)	$(21,278)	$13,539
EMS	36,375	2,805	658	(10,613)	29,225
AMS	2,257	2,495	(79)	(1,551)	3,122
Other non-reportable operating	432	790	9	(824)	407

Total	$77,109	$7,654	$(4,204)	$(34,266)	$46,293

At February 29, 2008, liabilities of approximately $59.9 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $5.6 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during fiscal years 2009 through 2011.

The Company currently expects that the sum of the restructuring and impairment charges already recognized in relation to the 2006 Restructuring Plan, and those remaining charges that it expects to recognize will be approximately $250.0 million. The timing of the remaining charges to be incurred is expected primarily over the remaining fiscal quarters of 2008 with certain contract termination costs to be incurred primarily through fiscal year 2011. Of the remaining $9.5 million that the Company expects to record in connection with the 2006 Restructuring Plan, it expects to incur approximately $5.4 million of employee severance and benefit costs, approximately $2.8 million of contract termination costs and approximately $1.3 million of other related restructuring costs.

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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 29, 2008 (in thousands):

Reportable Segment	Balance at August 31, 2007	Adjustments	Foreign currency impact	Balance at February 29, 2008
Consumer Electronics	$852,620	$(4,114)	$50,841	$899,347
EMS	248,331	(222)	8,207	256,316
AMS	23,533	—	437	23,970

Total	$1,124,484	$(4,336)	$59,485	$1,179,633

The adjustments to goodwill during the six months ended February 29, 2008 were due primarily to purchase accounting adjustments related to recent business acquisitions. For further discussion of the Company’s acquisitions, see Note 9 – “Business Acquisitions.”

All of the Company’s intangible assets, other than goodwill, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. Currently, the Company is in the process of finalizing the purchase of certain manufacturing operations from Nokia Siemens Networks S.p.A. (“NSN”) in the first quarter of fiscal year 2008. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at February 29, 2008 and August 31, 2007 (in thousands):

February 29, 2008	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$122,956	$(45,582)	$77,374
Intellectual property	90,859	(22,940)	67,919

Total	$213,815	$(68,522)	$145,293

August 31, 2007	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$155,352	$(80,962)	$74,390
Intellectual property	84,928	(12,726)	72,202

Total	$240,280	$(93,688)	$146,592

The weighted-average amortization period for aggregate intangible assets at February 29, 2008 is 6.6 years, which includes a weighted-average amortization period of 8.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.6 years for intellectual property.

Intangible asset amortization for the three months and six months ended February 29, 2008 was approximately $9.7 million and $18.6 million, respectively. Intangible asset amortization for the three months and six months ended February 28, 2007 was approximately $6.1 million and $11.9 million, respectively. The decrease in both the gross carrying amount and the accumulated amortization of the Company’s purchased intangible assets at February 29, 2008 were the result of write-offs of fully amortized intangible assets during the six month period ended February 29, 2008.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2008 (remaining six months)	$17,441
2009	32,802
2010	29,515
2011	24,922
2012	15,848
Thereafter	24,765

Total	$145,293

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

The purchase consideration for the transaction included approximately $902.1 million in cash paid to complete the merger with Green Point and for professional fees; the assumption of certain liabilities; and certain other items. Based on the Company’s final evaluation, which was completed in the second quarter of fiscal year 2008, the Company recorded purchased amortizable intangible assets of $98.0 million, purchased intangibles with an indefinite life of $47.0 million, and goodwill of $460.0 million, based on exchange rates at the date of acquisition. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over periods of three to seven years.

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

	Three months ended February 28, 2007	Six months ended February 28, 2007
	(unaudited)	(unaudited)
Net revenue	$3,027,915	$6,421,547

Income before income taxes and minority interest (net of tax)	$18,213	$70,218

Net income	$15,834	$58,452

Earnings per common share:
Basic	$0.08	$0.29

Diluted	$0.08	$0.28

b. NSN Acquisition

On October 17, 2007, an Italian subsidiary of the Company entered into an agreement to acquire certain manufacturing operations of Nokia Siemens Networks S.p.A. (“NSN”). The acquired manufacturing operations relate to two of NSN’s existing facilities in Cassina de Pecchi and Marcianise, Italy. The agreement, which was effective November 1, 2007, includes the purchase of certain assets, including machinery, equipment and inventory, and the assumption of certain employee related liabilities. The parties also entered into a manufacturing agreement, pursuant to which the Company will continue to build products that are currently manufactured at these facilities. The Company acquired these manufacturing operations to enhance its global standing as a leading provider of telecommunications infrastructure hardware.

The acquisition was accounted for under the purchase method of accounting. The purchase consideration included cash of approximately $57.2 million, based on foreign currency rates at the effective date of acquisition, and the assumption of certain employee related liabilities. Based on management’s preliminary valuation, which is expected to be completed no later than the first quarter of fiscal year 2009, the Company recorded a purchased amortizable intangible asset of $9.6 million based on foreign currency rates at the effective date of acquisition. Subject to the completion of management’s valuation, the customer contract intangible asset is being amortized over a period of five years, and the purchase consideration did not result in the Company recording goodwill.

Note 10. Accounts Receivable Securitization

a. Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $325.0 million. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. The securitization agreement, as amended on February 19, 2008, expires on March 21, 2008. See Note 15 – “Subsequent Events” for further discussion of the Company’s asset-backed securitization program.

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

At February 29, 2008, the Company had sold $352.1 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $264.1 million and retained an interest in the receivables of approximately $88.0 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $3.3 million and $7.8 million during the three months and six months ended February 29, 2008, respectively, compared to approximately $4.0 million and $7.7 million during the three months and six months ended February 28, 2007, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Earnings.

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

At February 29, 2008, the Company had sold $14.9 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $14.9 million. The resulting loss on the sale of accounts receivable sold under this factoring agreement was insignificant for the three months and six months ended February 29, 2008 and February 28, 2007.

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

As a result of acquiring various operations in Austria, Brazil, France, Germany, India, Japan, The Netherlands, Poland, and Taiwan, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans. Through the Royal Philips Electronics (“Philips”) acquisition in fiscal year 2003, the Company also assumed postretirement medical benefit plans.

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

The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost	$545	$474	$1,077	$940
Interest cost	1,923	1,562	3,880	3,075
Expected long-term return on plan assets	(1,404)	(1,191)	(2,847)	(2,339)
Amortization of prior service cost	(10)	—	(20)	—
Recognized actuarial loss	386	352	783	691

Net periodic benefit cost	$1,440	$1,197	$2,873	$2,367

For the six months ended February 29, 2008, the Company has made contributions of approximately $3.0 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2008 contributions to approximate $5.8 million to $6.3 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Service cost	$—	$130	$—	$259
Interest cost	1	25	1	50
Recognized actuarial (gain)/loss	—	1	—	3

Net periodic benefit cost	$1	$156	$1	$312

Note 12. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states all assets and liabilities of an acquired business (whether full, partial or step acquisitions) will be recorded at fair value. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141R and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be in the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

Note 13. Income Taxes

Income tax expense reflects an effective tax rate of (13.9)% and 25.7% for the three months and six months ended February 29, 2008, respectively, as compared to an effective rate of 9.9% and 13.5% for the three months and six months ended February 28, 2007, respectively.

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

At September 1, 2007, the Company had $50.4 million in unrecognized tax benefits, the recognition of which would have an effect of $26.5 million on the effective tax rate under the current guidance. Through February 29, 2008, the Company recognized $16.6 million net of additional unrecognized tax benefits, for a total of $67.0 million in unrecognized tax benefits, the recognition of which would have an effect of $27.2 million on the effective tax rate under the current guidance.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the six months ended February 29, 2008 is as follows (in thousands):

Amount
Balance at September 1, 2007	$50,360
Additions for tax positions of prior years	1,611
Additions for tax positions related to current year	5,262
Addition for tax positions related to acquired entities in prior years, offset to goodwill and deferred tax attributes	14,774
Cash settlements	(4,967)

Balance at February 29, 2008	$67,040

Upon adoption of SFAS 141R, the recognition of the unrecognized tax benefits, which would have an effect on the effective tax rate, is estimated to increase to $39.3 million at September 1, 2007 and $53.6 million through February 29, 2008.

Included in the balance of unrecognized tax benefits at September 1, 2007 and February 29, 2008, is $16.6 million and $18.3 million, respectively, for which it is reasonably possible that the total amounts could significantly change during the next twelve months. These amounts at September 1, 2007 and February 29, 2008, primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $9.0 million and $8.9 million, respectively, in possible cash payments, and $7.6 million and $9.4 million, respectively, related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before August 31, 2003.

The Company records the liability for the unrecognized tax benefits as a long term income tax liability in the Condensed Consolidated Balance Sheet unless cash settlement is expected in the next 12 months.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007, the Company’s accrued interest and penalties was approximately $4.6 million and $8.9 million, respectively. Through February 29, 2008, the Company accrued an additional $2.4 million for interest and $2.3 million for penalties.

Note 14. Significant Changes to Notes Payable and Long-Term Debt

a. Bridge Facility Amendment

On December 20, 2007, the Company amended (the “Amendment”) its existing bridge credit facility that it entered into as of December 21, 2006 (the “Bridge Facility”). As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that was available only if the Company had fully drawn on the revolving credit portion of the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”)

and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”). Also on December 20, 2007, the Company drew $400.0 million on the revolving credit portion of the Credit Facility in order to pay down the full $400.0 million outstanding under the term portion of the Bridge Facility.

The Amendment specified that the proceeds of the revolving credit advances under the Amended Bridge Facility were to be used for general corporate purposes of the Company and its subsidiaries. Pursuant to the Amendment, interest and fees on advances under the Amended Bridge Facility continued to be based on the Company’s unsecured long-term indebtedness rating as determined by Standard & Poor’s Rating Service (“S&P”) and Moody’s Investor Service (“Moody’s”). The interest rate was increased, such that interest was charged at either a rate equal to 0.3% to 1.5% above the base rate or a rate equal to 1.3% to 2.5% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.5% plus the federal funds rate, and the Eurocurrency rate represented the applicable London Interbank Offered Rate (“LIBOR”), each as more fully defined in the Amended Bridge Facility. The applicable interest rate, whether based on the base rate or the Eurocurrency rate, was to have been increased by 0.25% on and after March 20, 2008. Fees included extension fees payable on March 20, 2008 and unused commitment fees based on the amount of the lenders’ commitments minus the principal amounts of any outstanding advances made by the lenders. Based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s at the date of termination of the Amended Bridge Facility, the then current rate of interest (excluding the unused commitment fees and other fees) on a base rate draw would have been 0.5% above the base rate or on a Eurocurrency rate draw 1.5% above the Eurocurrency rate, as defined above.

On February 13, 2008 the Amended Bridge Facility was terminated.

b. 8.250% Notes Offering

On January 16, 2008, the Company completed its offering of $250.0 million in aggregate principal amount of 8.250% senior unsecured notes due March 15, 2018 (the “8.250% Notes”). The 8.250% Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”).

The 8.250% Notes will mature on March 15, 2018. Interest on the 8.250% Notes will be payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable on the 8.250% Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Notes increase or decrease, as provided in the 8.250% Notes. The 8.250% Notes are senior unsecured obligations of the Company and rank equally with all other existing and future senior unsecured debt obligations.

The Company may redeem all or any part of the 8.250% Notes at its option at any time prior to their maturity by paying a redemption price equal to the greater of (plus, in each case, accrued and unpaid interest thereon to, but not including, the redemption date): (i) 100% of the aggregate principal amount of the Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments on the 8.250% Notes discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a government treasury rate plus 50 basis points.

The Indenture contains certain covenants, including, but not limited to, covenants limiting the Company’s ability and/or its subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (applicable only to the Company’s “restricted subsidiaries”); guarantee any of the Company’s indebtedness (applicable only to the Company’s subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Indenture also contains a covenant regarding the repurchase by the Company of the 8.250% Notes upon a “change of control repurchase event.”

In connection with the issuance of the 8.250% Notes, on January 16, 2008, the Company and the initial purchasers of the 8.250% Notes (the “Initial Purchasers”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which the Company agreed to use its best efforts to: (a) file a registration statement with the SEC with respect to new notes, identical in all material respects to the issued and outstanding 8.250% Notes, but registered under the Securities Act of 1933, as amended (the “Securities Act”), and without transfer restrictions; (b) cause the registration statement to be declared effective under the Securities Act on or prior to July 14, 2008; and (c) keep the exchange offer open for not less than 20 business days after notice of the exchange offer is mailed, but in any event, to cause the exchange offer to be consummated on or prior to September 12, 2008. If the obligations set forth above are not complied with on the prescribed dates, then the Company will be obligated to pay an additional special interest premium of 0.25% per annum for the first 60-day period immediately following such date and an additional 0.25% per annum thereafter, up to a maximum aggregate special interest premium of 0.50% per annum, until such obligations are satisfied. In addition, in connection with the issuance of the new notes, the Company filed a Form S-4 Registration Statement on February 15, 2008, which is not yet effective.

Certain of the Initial Purchasers (or their affiliates) have various other relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. The Company, along with its subsidiaries has entered into foreign exchange contracts and other derivative arrangements with certain of the Initial Purchasers (and their affiliates). In addition, all of the Initial Purchasers (or their affiliates) are lenders under the Credit Facility.

The Company used the net proceeds from the offering of the 8.250% Notes to repay a portion of its borrowings under the Credit Facility. The Initial Purchasers or their affiliates, as lenders under the Credit Facility, received all of the net proceeds from the offering.

Note 15. Subsequent Events

a. North American Asset-Backed Securitization Program

On March, 20, 2008 the Company executed an amendment to its asset-backed securitization program to decrease the purchase limit to $280.0 million. The amendment also extended the asset-backed securitization program until March 19, 2009. Facility fees were increased to 0.35% per annum of 102% of the average purchase limit, and increased program fees to equal 0.275% of the average daily outstanding amounts. For further discussion of the asset-backed securitization program, see Note 10 – “Accounts Receivable Securitization.”

b. Foreign Asset-Backed Securitization Program

On April 7, 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program expires on April 6, 2009.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants and revenue recognition being conducted by governmental authorities and related litigation and any ramifications thereof;

•	variability of operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our substantial international operations, and the resulting risks related to our operating internationally;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following consummation of acquisitions;

•

our ability to take advantage of our past and current restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and after-market services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the six months ended February 29, 2008 our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Motorola, Inc., Network Appliance Inc., NEC Corporation, Nokia Corporation, Nokia Siemens Networks S.p.A., Royal Philips Electronics, and Tellabs, Inc.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the U.S. Our global manufacturing production sites allow our customers to manufacture products in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.

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

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past four years. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets. The rate of growth, however, of gross domestic product in the U.S. has recently declined. While recent economic conditions have not yet had a material negative impact on our results of operations, they may have such an impact over the next several fiscal quarters and possibly beyond.

Summary of Results

Net revenue for the second quarter of fiscal year 2008 increased approximately 4.2% to $3.1 billion compared to $2.9 billion for the same period of fiscal year 2007. Our sales levels during the second quarter of fiscal year 2008 improved across most industry sectors as compared to the second quarter of fiscal year 2007, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year is primarily due to additional sales related to certain recent business acquisitions, as well as continued new customer wins and new program wins with existing customers. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for a discussion of our recent business acquisitions. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and after-market.

During the fourth quarter of fiscal year 2006, our Board of Directors approved the 2006 Restructuring Plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. Based on the analysis completed to date, we currently expect to recognize approximately $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs through the second quarter of fiscal year 2008 and currently expect to recognize the remaining portion primarily over the course of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net revenue	$3,058,613	$2,934,862	$6,426,560	$6,158,865
Gross profit	$187,905	$171,510	$427,619	$363,495
Operating income	$1,621	$36,680	$100,531	$97,778
Net income	$(24,045)	$13,900	$37,956	$55,277
Earnings per share – basic	$(0.12)	$0.07	$0.19	$0.27
Earnings per share – diluted	$(0.12)	$0.07	$0.18	$0.27
Cash dividend per share – declared	$0.07	$0.07	$0.14	$0.14

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 29, 2008	November 30, 2007	August 31, 2007	May 31, 2007
Sales cycle	23 days	22 days	19 days	25 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in accounts receivable	39 days	42 days	39 days	40 days
Days in inventory	47 days	42 days	43 days	47 days
Days in accounts payable	63 days	62 days	63 days	62 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 29, 2008, days in accounts receivable decreased three days to 39 days, from the prior sequential quarter, as a result of timing of sales and cash collection efforts during the quarter, as well as related seasonality factors. Days in inventory increased five days to 47 days, while inventory turns remained consistent at eight turns during the three months ended February 29, 2008, as compared to the prior sequential quarter. The increase in days in inventory was primarily a result of decreased sales during the quarter resulting from seasonality factors in our consumer sector and delays in customer demand which has been scheduled to future quarters. During the three months ended February 29, 2008, days in accounts payable increased one day to 63 days as compared to 62 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 – ”Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 – ”Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Stock-Based Compensation

In accordance with the provisions of SFAS 123R and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements. See “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.9%	94.2%	93.3%	94.1%

Gross profit	6.1%	5.8%	6.7%	5.9%
Operating expenses:
Selling, general and administrative	4.0%	4.1%	3.7%	3.7%
Research and development	0.3%	0.3%	0.3%	0.3%
Amortization of intangibles	0.3%	0.2%	0.3%	0.2%
Restructuring and impairment charges	1.4%	0.0%	0.8%	0.1%

Operating income	0.1%	1.2%	1.6%	1.6%

Other expense	0.1%	0.1%	0.1%	0.2%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.8%	0.7%	0.8%	0.5%

Income before income taxes and minority interest (net of tax)	(0.7)%	0.5%	0.8%	1.0%

Income tax expense	0.1%	0.1%	0.2%	0.1%
Minority interest (net of tax)	0.0%	0.0%	0.0%	0.0%

Net income	(0.8)%	0.4%	0.6%	0.9%

Net Revenue. Our net revenue for the three months ended February 29, 2008 increased 4.2% to $3.1 billion, from $2.9 billion for the three months ended February 28, 2007. The increase for the three months ended February 29, 2008 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 36% increase in the sale of telecom products; a 20% increase in the sale of peripheral products; a 19% increase in the sale of networking products; a 19% increase in the sale of after-market services products; a 15% increase in the sale of computing and storage products; and a 7% increase in the sale of other products. These increases were partially offset by a 30% decrease in the sale of mobility products; a 9% decrease in the sale of display products; a 9% decrease in the sale of automotive products; and a 1% decrease in the sale of instrumentation and medical products.

Our net revenue for the six months ended February 29, 2008 increased 4.3% to $6.4 billion, from $6.2 billion for the six months ended February 28, 2007. The increase for the six months ended February 29, 2008 from the same period of the previous fiscal year was due to increased sales levels across industry sectors. Specific increases include a 32% increase in the sale of telecom products; a 23% increase in the sale of after-market services products; a 20% increase in the sale of peripheral products; an 18% increase in the sale of networking products; a 12% increase in the sale of computing and storage products; and a 6% increase in the sale of display products. These increases were offset by a 28% decrease in the sale of mobility products; a 5% decrease in the sale of automotive products; and a 2% decrease in the sale of other products. Sales of instrumentation and medical products remained relatively constant, with a change of less than 1%.

The increased sales levels for both the three months and six months ended February 29, 2008 were primarily due to additional sales related to certain recent business acquisitions, as well as continued new customer wins and new program wins with existing customers. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for a discussion of our recent business acquisitions. The decreased sales levels related to mobility products for both the three months and six months ended February 29, 2008, as compared to the corresponding periods in the prior fiscal year, are largely due to reduced business levels with a major customer in that sector.

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

	Three months ended		Six months ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
EMS
Automotive	4%	5%	4%	5%
Computing and Storage	13%	12%	12%	12%
Instrumentation and Medical	18%	19%	17%	18%
Networking	22%	19%	21%	18%
Telecommunications	7%	5%	6%	4%
Other	2%	2%	2%	2%

Total EMS	66%	62%	62%	59%

Consumer Electronics
Display	7%	8%	10%	9%
Mobility	11%	16%	12%	18%
Peripherals	11%	9%	11%	9%

Total Consumer Electronics	29%	33%	33%	36%

AMS	5%	5%	5%	5%

Total	100%	100%	100%	100%

Foreign source revenue represented 79.2% and 80.6% of net revenue for the three months and six months ended February 29, 2008, respectively. This is compared to 76.7% and 78.4% of net revenue for the three months and six months ended February 28, 2007, respectively. We currently expect our foreign source revenue to remain relatively consistent as a percentage of net revenue over the course of the next twelve months.

Gross Profit. Gross profit increased to 6.1% and 6.7% of net revenue for the three months and six months ended February 29, 2008, respectively, from 5.8% and 5.9% of net revenue for the three months and six months ended February 28, 2007, respectively.

The percentage increase for the three months and six months ended February 29, 2008 versus the same period of fiscal year 2007 was primarily due to certain factors that decreased gross profit in the first and second quarters of fiscal year 2007, but have since been resolved. These factors that contributed to decreased gross profit in the first half of fiscal year 2007 included having a higher portion of materials-based revenue, driven in part by growth in our consumer sector. We were also experiencing some specific changes that were isolated to our consumer electronics sector, including manufacturing production for one of the weakest product areas with one of our largest customers. In addition, due to some inefficiency with our consumer electronics business model, we were moving to a more product development-based relationship with one customer and shifting to a more vertical solution that would integrate our Green Point services for another significant consumer. We were also experiencing poor returns in certain consumer areas and exited those business areas and targeted areas in the consumer sector that aligned well with our value proposition and the needs of our customers.

Selling, General and Administrative. Selling, general and administrative expenses for the three months and six months ended February 29, 2008 increased to $124.9 million (4.0% of net revenue) and $241.1 million (3.7% of net revenue), respectively, compared to $120.0 million (4.1% of net revenue) and $229.7 million (3.7% of net revenue) for the three months and six months ended February 28, 2007, respectively. The absolute dollar increase for the three months and six months ended February 29, 2008 was primarily due to increased costs in Eastern Europe and Asia to support our operational growth and expansion within those areas and incremental costs due to the acquisition of certain NSN manufacturing operations and the acquisition of Green Point.

During the six months ended February 29, 2008, these increases were partially off-set by the reversal of $5.9 million of stock-based compensation expense during the first quarter of fiscal year 2008 related to a change in estimate of the performance goals associated with certain restricted stock awards granted in fiscal year 2006. See Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for further discussion.

Research and Development. Research and development expenses for the three months ended February 29, 2008 increased to $9.9 million (0.3% of net revenue) from $7.8 million (0.3% of net revenue) for the three months ended February 28, 2007. The increase is attributed primarily to an increased level of research and development projects to promote long-term growth in competency within several consumer sectors. Research and development expenses for the six months ended February 29, 2008 decreased slightly to $16.4 million (0.3% of net revenue) compared to $16.5 million (0.3% of net revenue) for the six months ended February 28, 2007. The decrease is attributed primarily to an increased level of customer-funded design projects, along with the repositioning of certain design resources to lower-cost regions.

Amortization of Intangibles. We recorded $9.7 million and $18.6 million of amortization of intangible assets for the three months and six months ended February 29, 2008, respectively, as compared to $6.1 million and $11.9 million for the three months and six months ended February 28, 2007. The increase was primarily attributable to additional amortization of intangible assets resulting from our acquisitions consummated during the past twelve months, including Green Point and certain manufacturing operations of NSN. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. During the fourth quarter of fiscal year 2006, we initiated the 2006 Restructuring Plan to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. In conjunction with the 2006 Restructuring Plan, we charged an additional $41.8 million and $51.1 million of restructuring and impairment costs against earnings during the three months and six months ended February 29, 2008, respectively, compared to $1.0 million and $7.7 million for the three months and six months ended February 28, 2007, respectively. The restructuring and impairment costs for the three months ended February 29, 2008 include $40.9 million related to employee severance and benefits costs, $0.6 million related to lease commitments, $(0.1) million related to fixed asset impairments and $0.4 million related to other restructuring costs. The restructuring and impairment costs for the six months ended February 29, 2008 include $44.5 million related to employee severance and benefits costs, $6.2 million related to lease commitments, $(0.1) million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment costs for the three months ended February 28, 2007 include $0.3 million related to employee severance and benefits costs, $0.3 million related to lease commitments, $0.1 million related to fixed asset impairments and $0.3 million related to other restructuring costs. The restructuring and impairment costs for the six months ended February 28, 2007 include $7.7 million related to employee severance and benefits costs, $2.1 million related to lease commitments, $5.8 million related to fixed asset impairments and $0.4 million related to other restructuring costs, which was off-set by $8.3 million of proceeds received in connection with a facility closure.

The restructuring and impairment charges incurred through February 29, 2008 related to the 2006 Restructuring Plan of $205.4 million include cash costs totaling $156.8 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007 and $30.2 million was paid in first and second fiscal quarters of 2008. The cash costs consist of employee severance and benefits costs of approximately $144.3 million, costs related to lease commitments of approximately $19.0 million and other restructuring costs of $1.8 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.6 million primarily represent fixed asset impairment charges related to our restructuring activities.

At February 29, 2008, liabilities of approximately $59.9 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $5.6 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during fiscal years 2009 through 2011.

By the end of fiscal year 2008, as a result of the restructuring activities completed through February 29, 2008 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $145.7 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $134.3 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $2.9 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to begin to realize the full net annualized cost savings of approximately $30.0 million to $40.0 million during the second half of fiscal year 2009. For further discussion of the current restructuring program, see Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Other Expense. We recorded other expense of $3.3 million and $7.8 million for the three months and six months ended February 29, 2008, respectively, as compared to other expense of $4.0 million and $7.7 million for the three months and six months ended February 28, 2007, respectively. The decrease in other expense for the three months ended February 29, 2008 compared to the three months ended February 28, 2007, was primarily due to a decrease in the average amount outstanding of receivables sold under our securitization program. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $3.2 million and $6.2 million for the three months and six months ended February 29, 2008, respectively, from $3.8 million and $6.3 million for the three months and six months ended February 28, 2007, respectively. The decrease was primarily due to a lower income generated on decreased levels of operating cash, cash deposits and cash equivalents and lower overall interest rates during the three months ended February 29, 2008.

Interest Expense. Interest expense increased to $23.7 million and $49.3 million for the three months and six months ended February 29, 2008, respectively, from $21.1 million and $32.6 million for the three months and six months ended February 28, 2007, respectively. The increase was primarily a result of increased levels of debt resulting from indebtedness incurred to finance the Green Point acquisition and increased borrowings to finance working capital needs.

Income Taxes. Income tax expense reflects an effective tax rate of (13.9)% and 25.7% for the three months and six months ended February 29, 2008, respectively, as compared to an effective rate of 9.9% and 13.5% for the three months and six months ended February 28, 2007, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

We have substantially completed construction in our new manufacturing facilities in Uzhgorod, Ukraine in the first quarter of fiscal year 2008 and in Huangpu, China in the second quarter of fiscal year 2008. We have also substantially completed construction of an additional facility in Chennai, India and expect to commence operations in this facility during the third quarter of fiscal year 2008. We began construction on an expansion to our existing facilities in Kwidzyn, Poland and Pune, India and expect the construction to be substantially complete by the third and fourth quarter of fiscal year 2008, respectively. We are expecting to begin expansion to an existing facility in Penang, Malaysia in the third quarter of fiscal year 2008 and expect the construction to be substantially complete by the first quarter of fiscal year 2009.

As discussed in Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we entered into a merger agreement on November 22, 2006 with Green Point, pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash in the amount of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a syndicate of banks on December 21, 2006. See Note 9 – “Business Acquisitions” included in our Condensed Consolidated Financial Statements for further discussion. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that were acquired on April 24, 2007.

On October 17, 2007, one of our Italian subsidiaries entered into an agreement to acquire certain manufacturing operations of NSN. The acquired manufacturing operations relate to two of NSN’s existing facilities in Cassina de Pecchi and Marcianise, Italy. The agreement, which was effective November 1, 2007, includes the purchase of certain assets, including machinery, equipment and inventory, and the assumption of certain employee related liabilities. The parties also entered into a manufacturing agreement, pursuant to which we will continue to build products that are currently manufactured at these facilities. We acquired these manufacturing operations to enhance our global standing as a leading provider of telecommunications infrastructure hardware. See Note 9 – “Business Acquisitions” included in our Condensed Consolidated Financial Statements for further discussion.

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

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At February 29, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization program. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six months ended
	February 29, 2008	February 28, 2007
Net cash provided by (used in) operating activities	$272,808	$(252,564)
Net cash used in investing activities	(203,721)	(861,903)
Net cash (used in) provided by financing activities	(146,247)	875,539
Effect of exchange rate changes on cash	(55,096)	20,052

Net decrease in cash and cash equivalents	$(132,256)	$(218,876)

Net cash provided by operating activities for the six months ended February 29, 2008 was $272.8 million. This consisted primarily of $134.5 million of non-cash depreciation and amortization expense, a $127.8 million decrease in accounts receivable, $51.1 million of non-cash restructuring charges, $38.0 million of net income, a $23.1 million decrease in prepaid expenses and other current assets, a $20.8 million decrease in inventories, and $20.1 million of non-cash stock-based compensation expense, offset by a $115.8 million decrease in accounts payable and accrued expenses and $49.9 million in deferred income taxes. The decrease in accounts receivable was primarily due to increased collections during the period. Inventory levels decreased during the six months ended February 29, 2008 primarily due to increased sales during this period. The decrease in accounts payable and accrued expenses was due primarily to the timing of purchases in the first six months of fiscal year 2008.

Net cash used in investing activities for the six months ended February 29, 2008 was $203.7 million. This consisted primarily of our capital expenditures of $149.3 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and $57.6 million for additional cash payments related to business acquisitions that have been consummated within twelve months, which primarily relates to the acquisition of certain manufacturing operations of NSN. These expenditures were offset by $3.2 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for the six months ended February 29, 2008 was $146.2 million. This resulted from approximately $2.3 billion of proceeds from borrowings under debt agreements, which primarily included $1.8 billion of borrowings under the Credit Facility, $250.0 million of proceeds from the 8.250% Notes, and $188.1 million of borrowings under our short-term Indian working capital facility. In addition we obtained proceeds of $8.0 million upon the issuance of common stock under option plans and employee stock purchase plans. This was offset by approximately $2.4 billion of payments toward debt agreements during the six months ended February 29, 2008, which primarily included $1.8 billion toward repayment of borrowings under the Credit Facility, $400.0 million toward repayment of borrowings under the Bridge Facility, and $158.5 million toward repayment of borrowings under our short-term Indian working capital facility. In addition we paid $29.2 million of dividends to stockholders during the six months ended February 29, 2008.

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

Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at February 29, 2008. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. Based on the new registration and offering regime, we may file a new “shelf” registration statement to replace the existing “shelf.” Under the new rules, we anticipate that once we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for one year from the date we became current on those filings, we will be classified as a “well-known seasoned issuer,” thereby allowing us to take advantage of the simplified registration procedures. At this time, we are still evaluating whether to file a new “shelf” registration statement.

As a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filing of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to register our securities on Form S-3 for sale of our securities by us or resale by others until twelve full calendar months have passed during which we have not failed to timely file any of our periodic reports under the Exchange Act. Accordingly, until May 1, 2008 (assuming we timely file all such reports), we would have to use a Form S-1 registration statement to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $325.0 million. In addition, during the second quarter of fiscal year 2008 an amendment to the agreement was entered into to extend the securitization program to March 21, 2008. See Note 15 – “Subsequent Events” included in our Condensed Consolidated Financial Statements for further discussion of the asset-backed securitization program. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.15% per annum of 102% of the average purchase limit and program fees of up to 0.15% of outstanding amounts. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. As of February 29, 2008, we had sold $352.1 million of eligible accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $264.1 million and retained an interest in the receivables of approximately $88.0 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $3.3 million and $7.8 million during the three months and six months ended February 29, 2008, respectively, and $4.0 million and $7.7 million during the three months and six months ended February 28, 2007, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Earnings.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Condensed Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in October 2007 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At February 29, 2008, we had sold $14.9 million of accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $14.9 million. The accounts receivable sold under this factoring agreement and the resulting loss on the sale were insignificant for the three months and six months ended February 29, 2008 and February 28, 2007.

On April 7, 2008, we entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The securitization program expires on April 6, 2009.

Notes payable, long-term debt and long-term lease obligations outstanding at February 29, 2008 and August 31, 2007 are summarized below (in thousands).

	February 29, 2008	August 31, 2007
5.875% Senior Notes due 2010 (a)	$297,706	$297,215
8.250% Senior Notes due 2018 (b)	250,000	—
Short-term factoring debt (c)	1,416	8,440
Borrowings under short-term credit facilities (d)	83,133	42,421
Borrowings under loans (e)	441,587	446,663
Borrowings under unsecured bridge credit agreement (f)	—	400,000
Financing obligation related to sale-leaseback transaction (g)	5,105	5,285
Green Point debt obligations (h)	62,753	62,140
Miscellaneous borrowings	23	29

Total notes payable, long-term debt and long-term lease obligations	$1,141,723	$1,262,193
Less current installments of notes payable, long-term debt and long-term lease obligations	142,726	501,716

Notes payable, long-term debt and long-term lease obligations, less current installments	$998,997	$760,477

(a)	In July 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) set in arrears, plus a fixed spread of 1.945%. In exchange, we received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Condensed Consolidated Balance Sheet at the termination date. In addition, we had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, we made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Condensed Consolidated Balance Sheet will be amortized to operations through interest expense over the remaining term of the debt.

(b)	On January 16, 2008, we completed our offering of $250.0 million in aggregate principal amount of 8.250% senior unsecured notes due March 15, 2018 (the “8.250% Notes”). The 8.250% Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”), as supplemented by the Officers’ Certificate dated January 16, 2008, that was delivered by certain of our officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture (the “Officers’ Certificate”).

The 8.250% Notes will mature on March 15, 2018. Interest on the 8.250% Notes will be payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable on the 8.250% Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Notes increase or decrease, as provided in the 8.250% Notes. The 8.250% Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

The Indenture contains certain covenants, including, but not limited to, covenants limiting our ability and/or our subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (applicable only to our “restricted subsidiaries”); guarantee any of our indebtedness (applicable only to our subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to another person. The Indenture also contains a covenant regarding our repurchase of the 8.250% Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. The remaining $150.0 million of swaps were also settled during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheet. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheet. If we determine that the remainder of the debt that was contemplated to be issued at the time of entering into the interest rate swap is probable not to occur or if we issue debt with terms different than those terms hedged, all or a portion of the $14.2 million accounted for in accumulated comprehensive income as of February 28, 2008 will be charged as an expense in the Condensed Consolidated Statement of Earnings.

(c)	During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific accounts receivable of a foreign subsidiary. The factoring of accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating accounts receivable are included in our Condensed Consolidated Balance Sheet until the cash is received by the Purchaser from our customer for the accounts receivable. Accordingly, we have a liability of $1.4 million recorded on our Condensed Consolidated Balance Sheet at February 29, 2008 related to cash that we have received from the Purchaser for specific accounts receivable, but for which our customer has not remitted payment yet.

(d)	Various of our foreign subsidiaries have entered into several revolving credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees and Japanese yen, as well as U.S. dollars. At February 29, 2008, these credit facilities incur interest at both fixed and variable rates ranging from 1.6% and 11.1% and range in outstanding amounts from $0.2 million to $24.9 million.

(e)	During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At February 29, 2008, $11.9 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $10.0 million based on currency exchange rates at February 29, 2008.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At February 29, 2008, borrowings of 13.0 million Euros (approximately $19.7 million based on currency exchange rates at February 29, 2008) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, we entered into the five year revolving Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to

0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the second quarter of fiscal year 2008, we borrowed $1.3 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the second quarter. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and remains outstanding at February 29, 2008.

(f)	During the second quarter of fiscal year 2007, we entered into a $1.0 billion Bridge Facility. Of the Bridge Facility, $900.0 million was designated for use by us as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point and to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility which is now terminated was a revolving facility to be used for our general corporate purposes. Interest and fees on the Bridge Facility advances were based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Prior to the amendment of the Bridge Facility as described below, interest was charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represented the applicable LIBOR, each as more fully defined in the Bridge Facility. Prior to the amendment of the Bridge Facility as described below, the applicable margin for the base rate and the Eurocurrency rate could be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remained outstanding. Fees included unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Prior to the amendment of the Bridge Facility as described below, based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s, the rate of interest on a full Eurocurrency rate draw (including the step-up) would have been 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility required compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. We were subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Bridge Facility) to (b) Consolidated EBITDA (as defined in the Bridge Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on and amortization of debt discount in respect of Debt, and loss on sale of accounts receivable incurred under the Company’s asset-backed securitization program. In addition, we were subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. On December 20, 2007, we amended (the “Amendment”) our Bridge Facility. As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that was available only if the Company had fully drawn on the revolving credit portion of the Credit Facility and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”).

The Amendment specified that the proceeds of the revolving credit advances under the Amended Bridge Facility were to be used for our general corporate purposes and for those of our subsidiaries. Pursuant to the Amendment, interest and fees on advances under the Amended Bridge Facility continued to be based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. The interest rate was increased, such that interest was charged at either a rate equal to 0.3% to 1.5% above the base rate or a rate equal to 1.3% to 2.5% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.5% plus the federal funds rate, and the Eurocurrency rate represented the applicable London Interbank Offered Rate (“LIBOR”), each as more fully defined in the Amended Bridge Facility. The applicable interest rate, whether based on the base rate or the Eurocurrency rate, was to have been increased by 0.25% on and after March 20, 2008. Fees included extension fees payable on March 20, 2008 and unused commitment fees based on the amount of the lenders’ commitments minus the principal amounts of any outstanding advances made by the lenders. Based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s at the date of termination of the Amended Bridge Facility, the then current rate of interest (excluding the unused commitment fees and other fees) on a base rate draw would have been 0.5% above the base rate or on a Eurocurrency rate draw 1.5% above the Eurocurrency rate, as defined above.

On February 13, 2008, the Amended Bridge Facility was terminated.

(g)	During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. We continue to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which requires quarterly lease payments of 62.5 thousand pounds sterling (approximately $124.0 thousand based on currency exchange rates at February 29, 2008). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale under U.S. GAAP. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments are recorded as interest expense, based on an effective yield of 5.875%, and the remainder is recorded as a reduction of the financing obligation. At February 29, 2008, the balance of the financing obligation is approximately 2.6 million pounds sterling (approximately $5.1 million based on currency exchange rates at February 29, 2008).

(h)	Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At February 29, 2008 approximately $2.8 million of debt is outstanding under these short term facilities, with current interest rates ranging from 1.9% to 2.7%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At February 29, 2008, approximately $60.0 million of debt is outstanding under the long term facilities, with current interest rates ranging from 1.0% to 3.5%. Approximately $14.8 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $45.2 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

Due to the delay in filing our Form 10-K for the fiscal year ended August 31, 2006 and Form 10-Q for the periods ended November 30, 2006 and February 28, 2007 we obtained all of the necessary covenant waivers for all material debt instruments that we entered into. As a result of filing our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as well as the filing of our Forms 10-Q for the fiscal quarters ended November 30, 2006 and February 28, 2007 we were in compliance with all covenants as of February 29, 2008.

At February 29, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $250.0 million to $300.0 million, principally for machinery and equipment across all segments, expansion of existing manufacturing sites and the completion of new manufacturing sites in Eastern Europe, Asia and India and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of February 29, 2008 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,141,723	$142,726	$397,051	$351,946	$250,000
Future interest on notes payable and long-term debt	352,354	62,484	112,436	72,017	105,417
Operating lease obligations	193,003	49,173	60,539	35,970	47,321
Estimated future benefit plan payments	70,954	5,524	12,707	14,745	37,978

Total contractual cash obligations	$1,758,034	$259,907	$582,733	$474,678	$440,716

As of February 29, 2008, the noncurrent portion of our income tax liability related to FIN 48 is $70.2 million. We will include such liabilities in our “Contractual Obligations” table in our Annual Report on Form 10-K for the year ended August 31, 2008. Refer to Note 13 – “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Condensed Consolidated Balance Sheet at their respective fair market values in accordance with SFAS 133. We have elected not to prepare and maintain the documentation required for the transaction to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Condensed Consolidated Statement of Earnings.

The aggregate notional amount of outstanding contracts at February 29, 2008 was $1.5 billion. The fair value of these contracts amounted to a $7.7 million asset recorded in prepaid and other current assets and a $39.7 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at February 29, 2008. The forward contracts are denominated in Brazilian real, British pounds, Chinese yuan renminbi, Euro dollars, Hungarian forints, Japanese yen, Malaysian ringgits, Mexican pesos, Singapore dollars, Swedish krona, Taiwanese dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 29, 2008, we had no outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $453.7 million in borrowings outstanding under these revolving credit facilities at February 29, 2008.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of 13.0 million Euros (approximately $19.7 million based on currency exchange rates at February 29, 2008) outstanding under this loan agreement at February 29, 2008.

We pay interest on outstanding borrowings we assumed as a result of the Green Point acquisition at both fixed and variable rates. At February 29, 2008, approximately $2.8 million of debt was outstanding under short term facilities, with current interest rates ranging from 1.9% to 2.7%. At February 29, 2008, approximately $60.0 million of debt was outstanding under long term facilities, with current interest rates ranging from 1.0% to 3.5%.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. The remaining $150.0 million of swaps were also settled during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheet. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheet. If we determine that the remainder of the debt that was contemplated to be issued at the time of entering into the interest rate swap is probable not to occur or if we issue debt with terms different than those terms hedged, all or a portion of the $14.2 million accounted for in accumulated comprehensive income as of February 28, 2008 will be charged as an expense in the Condensed Consolidated Statement of Earnings.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 29, 2008. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

For our fiscal quarter ended February 29, 2008, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended February 29, 2008, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

On January 12, 2007, we obtained a controlling interest in Green Point. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of February 29, 2008 did not include the internal control over financial reporting of the acquired operations of Green Point. Green Point is included in our condensed consolidated financial statements beginning in February 2007. As part of our integration of Green Point, we continue to evaluate Green Point’s internal controls over financial reporting and address controls that we note need improvement. From the date we obtained controlling interest in Green Point to February 29, 2008, the processes and systems of Green Point’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of February 29, 2008 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our condensed consolidated financial statements beginning in November 2007. As part of our integration of NSN, we continue to evaluate NSN’s internal controls over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to February 29, 2008, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

Since we filed our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 with the SEC, our Board of Directors approved the agreement in principle to resolve the Consolidated State Derivate Action and the Consolidated Federal Derivative Action, and we filed a Motion for Approval of the Proposed Settlement with the Federal and State Courts in which the Derivative Actions were filed. The State Court preliminarily approved the settlement, the form of notice to be mailed to shareholders and the form of summary notice to be published, and also set a hearing to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The Federal Court also approved the notice and summary notice. The Federal Court, however, previously disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000 but agreed that the State Court could hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. As a result of the hearing on March 26, 2008, the State Court indicated that it would enter an order finding that the proposed settlement is fair, adequate and reasonable, and that the award of $700,000 in attorney’s fees and costs to the plaintiffs’ counsel is reasonable. The Consolidated Federal Derivative Action remains subject to further action by the Federal Court, and we can give no assurance that the Federal Court will either approve the proposed settlement agreement or dismiss the Consolidated Federal Derivative Action.

In addition, on April 9, 2008, the court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint by May 12, 2008. We can give no assurances that the plaintiffs will not amend the First Amended Consolidated Class Action Complaint, or that if they do, as to the ultimate outcome of any further proceedings.

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

The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our Consumer Electronics division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

For the three months ended February 29, 2008, our five largest customers accounted for approximately 48% of our net revenue and 44 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or after-market services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and after-market services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and after-market services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are involved in a putative shareholder class action (although as discussed in Part II, Item 1 “Legal Proceedings” and Note 6 to the Condensed Consolidated Financial Statements, this putative shareholder class action suit was dismissed on April 9, 2008, with leave to amend by May 12, 2008) and an SEC informal inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to shareholder derivative actions that also were filed in connection with these certain grants, an independent Special Committee of our Board of Directors (the “Special Committee”) was appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the Special Committee, the SEC and the U.S. Attorney’s office. The Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement of our consolidated operations for certain of our previous fiscal years (as further described in the Explanatory Note immediately preceding Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and discussed below). We have submitted to the courts for approval a proposed settlement of the derivative actions. The investigations of the SEC and the U.S. Attorney’s office may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations or whether we will obtain the necessary court approval of our agreement to settle the derivative actions. Regardless of the outcomes of the investigations, we will continue to incur costs and the investigations will cause a diversion of our management’s time and attention, which could have an adverse effect on our financial condition and results of operations. We cannot provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in expanded litigation and regulatory proceedings against us and may result in future litigation, which could have a material adverse effect on us.

On May 3, 2006, the Board of Directors established the Special Committee to conduct a review of our historical stock option granting practices during fiscal years 1996 through 2006. As a result of that review and management’s undertaking of a separate review of our historical stock option grant practices, we identified a number of occasions in which stock option awards that were granted to officers, employees and a non-employee consultant director were not properly accounted for. To correct these accounting errors, we restated prior year and prior quarter Consolidated Financial Statements and disclosures in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The review of our historical stock option granting practices and the resulting restatements, required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.

Finally, as a result of our delayed filing of Form 10-K for the fiscal year ended August 31, 2006, as well as the delayed filing of our Forms 10-Q for the periods ended November 30, 2006 and February 28, 2007, we will be ineligible to register our securities on Form S-3 for sale of our securities by us or resale by others until twelve full calendar months have passed during which we have not failed to timely file any of our periodic reports under the Exchange Act. Accordingly, until May 1, 2008 (assuming we timely file all such reports), we would have to use a Form S-1 registration statement to raise capital or complete acquisitions, which could increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Our historical stock option granting practices and the restatement of our prior financial statements exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part I, Item 3 – “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007, we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation, the SEC informal inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we reached. The conduct and resolution of these matters may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are involved in an SEC review of our recognition of revenue for certain historical transactions.

The Audit Committee of our Board of Directors (the “Audit Committee”), assisted by independent legal counsel, reviewed certain historical transactions, and concluded that, while the impact was not material, accounting errors occurred in connection with recognizing certain income and expenses such that our consolidated operations for fiscal year 2001 were lower by an immaterial amount than what was previously reported and our consolidated operations for fiscal year 2002 included in the five year table in Item 6 – “Selected Financial Data” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 has been revised upward by a similar amount. The Audit Committee’s and legal counsel’s findings were presented to the SEC. We intend to continue to cooperate fully with the SEC’s review of these matters. However, we cannot predict the extent or the outcome of such review. In addition, future litigation and regulatory investigation or action may arise in connection with these revenue recognition issues. We cannot assure you that the determinations reached by the SEC, or reached in any future litigation or regulatory action, will be consistent with our conclusions on these issues. If we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse affect on our business, financial condition, results of operation and cash flows. In addition, regardless of the final outcomes of any of these matters, the conduct and resolution of such matters could be sufficiently time-consuming, expensive and distracting to our management team which could adversely affect our business, financial condition, results of operations and cash flows.

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

If our customers are unsuccessful in addressing these competitive challenges, or any others that they may face, then their business may be materially adversely affected, and as a result, the demand for our services could decline. Even if our customers are successful in responding to these challenges, their responses may have consequences which affect our business relationships with our customers (and possibly our results of operation) by altering our production cycles and inventory management.

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

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. Such changes, delays and cancellations may lead to our production and possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. The success of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in sourcing strategy by a significant customer or by a group of customers could negatively impact our operating results by reducing the number of products that we sell, delaying the payment to us for inventory that we purchased and reducing the use of our manufacturing facilities which have associated fixed costs not dependent on our level of revenue.

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Elcoteq SE, Flextronics International Ltd. (which recently acquired Solectron Corporation), Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:

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

We derived 79.2% and 80.6% of net revenue from international operations for the three months and six months ended February 29, 2008, respectively, compared to 76.7% and 78.4% for the three months and six months ended February 28, 2007. We currently expect our foreign source revenue to remain relatively consistent as a percentage of net revenue over the course of the next twelve months. We currently operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Dublin, Ireland; San Marco Evangelista (CE) and Bergamo, Italy; Gotemba and Tokyo, Japan; Kedah and Penang, Malaysia; Chihuahua, Guadalajara, Reynosa and Tijuana, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction.

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

Most of our acquisitions involve operations outside of the U.S. which are subject to various risks including those described in “Risk Factors – We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”

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

In addition to those risks listed above, arrangements entered into with these divesting companies typically involve certain other risks, including the following:

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

As a result of these and other risks, we may be unable to achieve anticipated levels of profitability under these arrangements, and they may not result in any material revenue or contribute positively to our operations.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, during the fourth quarter of fiscal year 2006 we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges of approximately $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During fiscal year 2007, we recorded aggregate restructuring and impairment charges of $72.4 million and reduced our valuation allowance against net deferred tax assets by $2.0 million to an aggregate amount of $35.1 million. During the first and second fiscal quarters of 2008, we recorded aggregate restructuring and impairment charges of $51.1 million. We expect additional costs related to the restructuring plan to be incurred primarily over the remainder of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions (particularly in locations outside of the U.S.)), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent, and the speed, of our ability to reduce our manufacturing capacity and workforce. In addition, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

We have increased our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we now offer design services related to collaborative design manufacturing and turnkey solutions (including end-user products and components as products). Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. With the growth of our design services business, we have increased exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or processes we use infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims, and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims, and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products. Particularly, no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may even have the responsibility to ensure that products we design satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

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

Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers could become the subject of infringement claims. Additionally, customers for our turnkey solutions services, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

Certain environmental laws impose liability for the costs of removal or remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, even if such person or company was unaware of or not responsible for the presence of such substances. Soil and groundwater contamination may have occurred at some of our facilities. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in us being required to remediate such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts.

From time to time new regulations are enacted, and it is difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted.

For example, in 2003 the European Union enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”), for implementation in each country that is a member of the European Union. RoHS and WEEE require those countries to regulate the use of certain hazardous substances in, and the collection, reuse and recycling of waste from certain products that use or generate electricity. In some cases, different jurisdictions may have different interpretations of RoHS and WEEE. We are also aware of similar legislation that is currently in force or is being considered in the U.S., as well as other countries, such as Japan, Korea, Argentina and China. We will continue to monitor these developments to determine our responsibilities. Because we manufacture the products and may provide design, including collaborative design services and turnkey solutions, and compliance-related services for our customers, we may at times become contractually or directly subject to such regulations. Our failure to comply with any applicable regulatory requirements or with contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the jurisdictions implementing them.

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

At February 29, 2008, our executive officers, directors and certain of their family members collectively beneficially owned 12.9% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Our credit is rated by credit rating agencies. As of February 29, 2008, our 5.875% Senior Notes and our 8.250% Senior Notes were rated BB+ by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BBB- by S&P. Subsequently, on April 2, 2008, S&P downgraded our 5.875% Senior Notes and our 8.250% Senior Notes to BB+. As a result of this downgrade, our 5.875% Senior Notes and 8.250% Senior Notes are now considered to be below “investment grade” debt by all three rating agencies. This rating downgrade, along with those by Fitch in October 2007 and Moody’s in February 2007, and any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Notes is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Notes.

Our amount of debt could significantly increase in the future.

As of February 29, 2008, our debt obligations consisted of $250.0 million in principal amount outstanding under our 8.250% Notes, $300.0 million in principal amount outstanding under our 5.875% Senior Notes and $400.0 million outstanding under the term portion of our Credit Facility. As of February 29, 2008, there was $191.7 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to Note 14 – “Significant Changes to Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

As of February 29, 2008, we have the ability to borrow up to $800.0 million under the revolving credit portion of our Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk exists for any new emerging company customers in the future.

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

Changes in the securities laws and regulations have increased, and are likely to continue to increase, our costs.

The Sarbanes-Oxley Act of 2002 required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the NYSE promulgated new rules on a variety of subjects. Compliance with these new rules has increased our legal and financial and accounting costs, and we expect these increased costs to continue for the foreseeable future. These developments have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we have faced accepting reduced coverage or incurring substantially higher costs to obtain coverage. All of these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors or qualified executive officers.

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

Our operations may be subject to natural disasters or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fire, extreme weather conditions, geopolitical events such as terrorist acts and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. Over the past several years, energy prices have sharply increased and have experienced significant volatility. These increased energy prices have resulted in an increase to our raw material costs and transportation costs. In addition, the transportation costs of certain of our suppliers and customers have increased, and some of these increased costs may be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy could be in or nearing a recession.

Sustained downturns or sluggishness in the U.S. economy, as well as the global economy, generally affect the markets in which we operate. In mid-2001, an overall global economic downturn resulted in a decline in demand for our customers’ products which had a negative impact on our results of operations (as well as our overall industry’s). While the recent economic conditions have not had a material negative impact on our results of operations, they may have such an impact over the next several fiscal quarters and possibly beyond.

The financial markets have recently experienced significant turmoil.

Partially as a result of this turmoil, the terms that we obtained in connection with our 8.250% Notes were not as desirable as they otherwise may have been. If we attempt to obtain future financing, the credit market turmoil could also negatively impact our ability to obtain such financing. In addition, the value of certain of our financial assets has been negatively impacted, and may be impacted in the future, by the turmoil. Finally, the credit market turmoil has negatively impacted certain of our customers, and certain of their customers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, which could result in a negative effect on our results of operations.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the second quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2007 – December 31, 2007	56,349	(1)	$20.92	(1)	—	—
January 1, 2008 – January 31, 2008	—		—		—	—
February 1, 2008 – February 29, 2008	—		—		—	—

Total	56,349	(1)	$20.92	(1)	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

January 17, 2008 was the date established for Jabil’s annual meeting of stockholders. Set forth below are the voting results from the proposals presented for a stockholder vote at such meeting.

1.	To elect the full Board of Directors.

	Number of Shares
	For	Withheld
Laurence S. Grafstein	186,060,345	3,377,992
Mel S. Lavitt	171,236,178	18,202,159
Timothy L. Main	181,702,445	7,735,892
William D. Morean	181,307,886	8,130,451
Lawrence J. Murphy	181,713,729	7,724,608
Frank A. Newman	171,105,084	18,333,253
Steven A. Raymund	171,419,067	18,019,270
Thomas A. Sansone	181,527,180	7,911,157
Kathleen A. Walters	186,206,067	3,232,270

2.	To approve an amendment to increase the size of the Jabil Circuit, Inc. 2002 Stock Incentive Plan by 2,500,000 shares.

For	Against	Abstain	Broker Non-Votes
92,721,764	75,665,181	1,253,164	19,798,228

3.	To approve KPMG LLP as the independent registered public accounting firm for the fiscal year ending August 31, 2008 for the Company.

For	Against	Abstain	Broker Non-Votes
184,048,907	4,135,551	1,253,879	—

Item 5:	OTHER INFORMATION

None.

Item 6:	EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(5)	—	Form of 8.250% Senior Notes due 2018.

4.6(5)	—	Indenture, dated January 16, 2008, by and between the Registrant and The Bank of New York Trust Company, N.A., as trustee.

4.7(5)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated January 16, 2008.

4.8(5)	—	Registration Rights Agreement dated January 16, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes due 2018.

10.34	—	Amendment No. 9 to Receivables Purchase Agreement dated February 19, 2008 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer, Falcon Asset Securitization Company LLC, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent.

10.35	—	Amendment No. 10 to Receivables Purchase Agreement dated March 20, 2008 among Jabil Circuit Financial II, Inc. as seller, Jabil Circuit, Inc., as servicer, Falcon Asset Securitization Company LLC, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent.

10.36	—	Amendment No. 3 to Receivables Sale Agreement dated as of March 20, 2008 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P., Jabil Global Services, Inc., and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.
(6)	Incorporated by reference to an exhibit to the Registration Statement on Form S-4 filed by the Registrant on February 15, 2008 (File No. 333-149278).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date: April 9, 2008	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: April 9, 2008	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.
32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.