Form 10-Q
period 2008-05-31
JABIL CIRCUIT INC
filed 2008-07-08
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

As of June 24, 2008, there were 210,032,744 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	May 31, 2008	August 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$860,069	$663,625
Trade accounts receivable, net of allowance for doubtful accounts of $10,585 at May 31, 2008 and $10,559 at August 31, 2007	1,323,726	1,352,383
Inventories	1,511,600	1,374,400
Prepaid expenses and other current assets	318,292	231,797
Income taxes receivable	25,621	22,132
Deferred income taxes	49,881	21,956

Total current assets	4,089,189	3,666,293
Property, plant and equipment, net of accumulated depreciation of $1,056,916 at May 31, 2008 and $914,368 at August 31, 2007	1,342,815	1,261,481
Goodwill	1,145,754	1,124,484
Intangible assets, net of accumulated amortization of $77,580 at May 31, 2008 and $93,688 at August 31, 2007	187,250	146,592
Deferred income taxes	147,628	89,562
Other assets	15,415	6,820

Total assets	$6,928,051	$6,295,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$247,641	$501,716
Accounts payable	2,063,104	2,001,508
Accrued expenses	572,990	427,478
Income taxes payable	33,528	58,127
Deferred income taxes	1,357	2,018

Total current liabilities	2,918,620	2,990,847
Notes payable, long-term debt and long-term lease obligations, less current installments	1,147,807	760,477
Other liabilities	84,302	78,538
Income tax liability	84,961	—
Deferred income taxes	9,084	13,677

Total liabilities	4,244,774	3,843,539

Minority interest	7,764	8,682
Stockholders’ equity:
Common stock	214	212
Additional paid-in capital	1,385,309	1,340,687
Retained earnings	1,167,665	1,131,403
Accumulated other comprehensive income, net of tax	324,775	170,960
Treasury stock at cost, 8,557,426 shares at May 31, 2008 and 8,418,700 shares at August 31, 2007	(202,450)	(200,251)

Total stockholders’ equity	2,675,513	2,443,011

Total liabilities and stockholders’ equity	$6,928,051	$6,295,232

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net revenue	$3,088,269	$3,001,896	$9,514,829	$9,160,761
Cost of revenue	2,878,087	2,782,907	8,877,028	8,578,277

Gross profit	210,182	218,989	637,801	582,484
Operating expenses:
Selling, general and administrative	126,557	140,733	367,617	370,464
Research and development	8,006	10,498	24,381	26,972
Amortization of intangibles	9,058	8,804	27,635	20,662
Restructuring and impairment charges	3,470	25,325	54,546	32,979

Operating income	63,091	33,629	163,622	131,407
Other expense	2,010	3,809	9,815	11,493
Interest income	(3,051)	(4,042)	(9,255)	(10,312)
Interest expense	21,213	28,523	70,509	61,102

Income before income taxes and minority interest	42,919	5,339	92,553	69,124
Income tax expense	4,657	(505)	17,390	8,104
Minority interest, net of tax	(183)	(390)	(1,238)	(491)

Net income	$38,445	$6,234	$76,401	$61,511

Earnings per share:
Basic	$0.19	$0.03	$0.37	$0.30

Diluted	$0.19	$0.03	$0.37	$0.30

Common shares used in the calculations of earnings per share:
Basic	205,463	203,728	205,066	203,396

Diluted	206,077	205,772	206,290	206,233

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net income	$38,445	$6,234	$76,401	$61,511
Other comprehensive income:
Foreign currency translation adjustment	32,744	41,243	170,095	68,048
Change in minimum pension liability, net of tax	90	(161)	102	(763)
Change in fair market value of derivative instruments, net of tax	—	—	(17,006)	—
Amortization of loss on hedge arrangements, net of tax	442	—	624	—

Comprehensive income	$71,721	$47,316	$230,216	$128,796

Accumulated foreign currency translation gains were $372.6 million at May 31, 2008 and $202.5 million at August 31, 2007. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net income	$76,401	$61,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	205,041	173,829
Minority interest, net of tax	(1,238)	(491)
Recognition of stock-based compensation	29,439	37,628
Deferred income taxes	(80,554)	(17,999)
Non-cash restructuring charges	54,546	32,979
Provision for doubtful accounts	(139)	7,275
Excess tax benefit of options exercised	(5,451)	324
Amortization of loss on hedge arrangements, net of tax	624	—
Loss on sale of property	1,154	625
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Trade accounts receivable	121,535	134,365
Inventories	2,136	118,644
Prepaid expenses and other current assets	(65,975)	(64,437)
Other assets	(7,989)	(1,177)
Accounts payable and accrued expenses	35,477	(546,255)
Income taxes payable	54,357	2,204

Net cash provided by (used in) operating activities	419,364	(60,975)

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(58,243)	(771,361)
Acquisition of property, plant and equipment	(214,828)	(214,217)
Proceeds from sale of property and equipment	7,559	11,430

Net cash used in investing activities	(265,512)	(974,148)

Cash flows from financing activities:
Borrowings under debt agreements	4,047,909	3,379,514
Payments toward debt agreements and capital lease obligations	(3,908,897)	(2,576,328)
Dividends paid to stockholders	(43,930)	(43,087)
Net proceeds from issuance of common stock under option and employee purchase plans	9,402	14,521
Excess tax benefit of options exercised	5,451	(324)

Net cash provided by financing activities	109,935	774,296

Effect of exchange rate changes on cash	(67,343)	45,622

Net increase (decrease) in cash and cash equivalents	196,444	(215,205)
Cash and cash equivalents at beginning of period	663,625	773,563

Cash and cash equivalents at end of period	$860,069	$558,358

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2007. Results for the nine-month period ended May 31, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2008.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	May 31, 2008	August 31, 2007
Raw materials	$1,031,536	$912,577
Work in process	294,616	275,993
Finished goods	185,448	185,830

Total inventories	$1,511,600	$1,374,400

Note 3. Earnings Per Share and Dividends

a. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Numerator:
Net income	$38,445	$6,234	$76,401	$61,511

Denominator:
Weighted-average common shares outstanding – basic	205,463	203,728	205,066	203,396
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	450	1,712	970	2,297
Dilutive unvested common shares associated with restricted stock awards	164	332	254	540

Weighted-average common shares – diluted	206,077	205,772	206,290	206,233

Earnings per share:
Basic	$0.19	$0.03	$0.37	$0.30

Diluted	$0.19	$0.03	$0.37	$0.30

For the three months and nine months ended May 31, 2008 options to purchase 9,951,178 and 7,291,698 shares of common stock, respectively, were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). For the three months and nine months ended May 31, 2007, options to purchase 6,255,340 and 3,629,484 shares of common stock, respectively, were excluded for the same reason. In accordance with the contingently issuable shares provision of SFAS 128, 3,088,812 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 through 2008 were not included in the calculation of earnings per share for the three months and nine months ended May 31, 2008, because all the necessary conditions for vesting had not been satisfied. For the three months and nine months ended May 31, 2007, 1,699,131 shares of restricted stock were excluded for the same reason. In addition, for the three months and nine months ended May 31, 2008, 7,999,299 and 7,991,067 stock appreciation rights, respectively, were not included in the calculation of diluted earnings per share because the shares considered repurchased with the assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive. For the three months and nine months ended May 31, 2007, 5,485,578 and 5,461,368 stock appreciation rights, respectively, were excluded for the same reason.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during the nine months ended May 31, 2008 and 2007.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008

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

The Company recorded $8.0 million and $23.7 million of stock-based compensation expense in the Condensed Consolidated Statements of Earnings for the three months and nine months ended May 31, 2008, respectively, net of related tax effects of $1.7 million and $5.7 million, respectively. The Company recorded $11.2 million and $27.9 million of stock-based compensation expense in the Condensed Consolidated Statement of Earnings for the three months and nine months ended May 31, 2007, respectively, net of related tax effects of $3.1 million and $9.7 million, respectively. There were no capitalized stock-based compensation costs at May 31, 2008 or 2007.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At May 31, 2008, $0.1 million related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet. The Company recognized a gain in the Condensed Consolidated Statement of Earnings related to remeasuring the awards for the nine months ended May 31, 2008 of $0.4 million. The Company recognized an insignificant loss in the Condensed Consolidated Statement of Earnings related to remeasuring the awards for the three months ended May 31, 2008.

Cash received from Options exercises under all share-based payment arrangements, including the Company’s ESPP, for the nine months ended May 31, 2008 and 2007 was $9.4 million and $14.5 million, respectively. These proceeds for the nine months ended May 31, 2008 are off-set by $2.2 million in market value of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. This market value was determined on the date that the restricted shares vested and resulted in the withholding of 138,726 shares of the Company’s common stock. The amount has been classified as treasury stock on the Condensed Consolidated Balance Sheet. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

As described in Note 6 – “Commitments and Contingencies,” the Company is involved in a putative shareholder class action and a Securities and Exchange Commission (“SEC”) informal inquiry, and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. The Company has cooperated and intends to continue to cooperate with the SEC and the U.S. Attorney’s office. The Company cannot, however, predict the outcome of the litigation or those investigations.

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

As a result, the holders of the Options with an exercise price less than the fair market value of shares of common stock on the final date of measurement may incur adverse tax consequences. Such adverse tax consequences relate to the portions of such Options that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holder to accelerated income taxation and a penalty tax under Internal Revenue Code Section 409A (“Section 409A”).

On May 12, 2008, the Company commenced an exchange offer to its non-executive officer employees who are subject to taxation in the United States to amend or replace the Section 409A Affected Options (the "Exchange Offer"). The purpose of the

Exchange Offer was to permit eligible affected employees to avoid the adverse tax consequences that would be imposed on the Section 409A Affected Options under Section 409A. Pursuant to the Exchange Offer, the Company offered to eligible affected employees the right to have their eligible Section 409A Affected Options amended or replaced and, in certain circumstances, to receive cash payment as compensation for an increased exercise price. The replaced awards have the same terms as the original awards except for a new exercise price or a new grant date, or both, as applicable. The Exchange Offer was completed on June 13, 2008. Substantially all affected employees elected to accept the offer, which covered options to acquire 2,055,869 shares of the Company's common stock. In the aggregate, $0.3 million is expected to be paid in January 2009 to the affected employees in connection with this offer.

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

The following table summarizes Option activity from September 1, 2007 through May 31, 2008:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2007	7,325,471	16,405,944	$34,418	$24.04	6.19
Options authorized	2,500,000	—
Options expired	—	—		$—
Options granted	(2,250,667)	2,250,667		$21.52
Options cancelled	1,365,878	(1,365,878)		$26.39
Restricted stock awards (1)	(2,667,832)	—
Options exercised	—	(336,948)		$11.17

Balance at May 31, 2008	6,272,850	16,953,785	$1,980	$23.77	5.97

Exercisable at May 31, 2008		11,576,519	$1,960	$22.68	4.73

1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the nine months ended May 31, 2008 and 2007 was $8.71 and $13.11, respectively. The total intrinsic value of Options exercised during the nine months ended May 31, 2008 and 2007 was $1.9 million and $6.7 million, respectively.

As of May 31, 2008, there was $51.8 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of Options vested during the nine months ended May 31, 2008 and 2007 was $13.9 million and $9.5 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Expected dividend yield	2.7%	1.1%	1.3%	1.0%
Risk-free interest rate	1.1% to 3.7%	4.7% to 5.1%	1.1% to 4.4%	4.7% to 5.1%
Weighted-average expected volatility	55.5%	48.8%	50.2%	49.0%
Weighted-average expected life	6.2 years	5.5 years	5.8 years	5.5 years

As of May 31, 2008, the Company has 40,544 Options outstanding that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Condensed Consolidated Balance Sheet and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Condensed Consolidated Statement of Earnings at each reporting date. At May 31, 2008, an insignificant amount has been recorded as a liability on the Company’s Condensed Consolidated Balance Sheet and an insignificant amount has been recognized in the Company’s Condensed Consolidated Statement of Earnings for the three months and nine months ended May 31, 2008 to record the awards at fair value.

b. Stock Purchase and Award Plans

The Company’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was approved by the Company’s Board of Directors in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of May 31, 2008, a total of 3,024,092 shares had been issued under the 2002 Purchase Plan.

Employees are eligible to participate in the 2002 Purchase Plan after 90 days of employment with the Company. The 2002 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the 2002 Purchase Plan, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. The 2002 Purchase Plan is intended to qualify under section 423 of the Internal Revenue Code. Unless terminated sooner, the 2002 Purchase Plan will terminate on October 17, 2011.

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were 432,202 and 312,485 shares purchased under the 2002 Purchase Plan for the nine months ended May 31, 2008 and 2007, respectively.

The fair value of shares issued under the 2002 Purchase Plan was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Expected dividend yield	1.1%	1.1%	1.1%	1.1%
Risk-free interest rate	5.0%	5.1%	5.0%	5.1%
Weighted-average expected volatility	30.2%	32.2%	30.2%	32.2%
Expected life	.5 years	.5 years	.5 years	.5 years

c. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock to certain key employees pursuant to the 2002 Stock Incentive Plan. The shares granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

Beginning in fiscal year 2006, the Company began granting certain restricted stock awards that have certain performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The fair value of each award was measured on the date of grant and was originally recognized over the requisite service period based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006 that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards would vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings in the fourth quarter of fiscal year 2007. It was further determined in the first quarter of fiscal year 2008 that for such restricted stock awards granted in fiscal year 2006, it was probable that 0% of the awards would vest which resulted in an additional reversal of $5.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings. During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings in the third quarter of fiscal year 2008. The restricted stock awards that were granted in fiscal year 2008 continue to be recognized based on an estimated 100% performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

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

The following table summarizes restricted stock activity from September 1, 2007 through May 31, 2008:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2007	4,993,627	$27.73
Changes during the period
Shares granted (1)	3,099,982	$20.37
Shares vested	(415,423)	$20.31
Shares forfeited	(432,150)	$29.62

Nonvested balance at May 31, 2008	7,246,036	$24.89

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of May 31, 2008, there was $50.2 million of total unrecognized compensation cost related to restricted stock awards granted under the 2002 Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

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

The Company derives its revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. Prior to the first quarter of fiscal year 2008, the Company managed its business based on three geographic regions, the Americas, Europe and Asia and managed the services group independently of the regional manufacturing segments. During fiscal year 2008, the Company realigned its organizational structure to manage the business based on divisions. Accordingly, the Company’s operating segments now consist of three segments – Consumer Electronics, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”). All prior period disclosures presented below have been restated to reflect this change.

Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate selling, general and administrative expenses, and does not include, intangible amortization, stock-based compensation expense, restructuring and impairment charges, other expense, interest income, interest expense, income taxes or minority interest. Total segment assets are defined as trade accounts receivable, inventory, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net revenue
Consumer Electronics	$813,015	$941,625	$2,905,692	$3,194,365
EMS	2,112,980	1,913,989	6,104,148	5,541,691
AMS	162,274	146,282	504,989	424,705

	$3,088,269	$3,001,896	$9,514,829	$9,160,761

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Segment income and reconciliation of income before income taxes and minority interest (net of tax)
Consumer Electronics	$(2,219)	$15,297	$39,488	$64,422
EMS	76,521	60,480	199,934	134,452
AMS	11,013	11,371	35,820	28,926

Total segment income	85,315	87,148	275,242	227,800
Reconciling items:
Amortization of intangibles	9,058	8,804	27,635	20,662
Restructuring cost and impairment charges	3,470	25,325	54,546	32,979
Other expense	2,010	3,809	9,815	11,493
Net interest expense	18,162	24,481	61,254	50,790
Stock-based compensation expense	9,696	19,390	29,439	42,752

Income before income taxes and minority interest (net of tax)	$42,919	$5,339	$92,553	$69,124

	May 31, 2008	August 31, 2007
Total assets
Consumer Electronics	$2,277,414	$2,407,756
EMS	2,635,397	2,530,540
AMS	232,171	282,709
Other non-allocated assets	1,783,069	1,074,227

	$6,928,051	$6,295,232

Total restructuring and impairment costs of $3.5 million and $54.5 million were charged against operations during the three months and nine months ended May 31, 2008. Approximately $1.2 million and $2.6 million of restructuring and impairment costs were incurred during the three months ended May 31, 2008 in the Consumer Electronics and EMS operating segments, respectively. In addition, there was $(0.3) million in corporate restructuring and impairment costs that were incurred during the three months ended May 31, 2008. Approximately $3.6 million, $44.0 million and $4.7 million of restructuring and impairment costs were incurred during the nine months ended May 31, 2008 in the Consumer Electronics, EMS and AMS operating segments, respectively. In addition, there was $2.2 million in corporate restructuring and impairment costs that were incurred during the nine months ended May 31, 2008. See Note 7 – “Restructuring and Impairment Charges” for a discussion of the Company’s restructuring plan initiated in fiscal year 2006.

The Company operates in 22 countries worldwide. Sales to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or aftermarket services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
External net revenue:
China	$669,601	$674,376	$2,083,286	$1,553,594
U.S.	651,780	647,378	1,900,443	2,060,029
Mexico	523,830	456,869	1,581,677	1,288,942
Poland	161,535	183,905	793,893	728,017
Malaysia	261,318	212,156	753,639	619,497
Hungary	180,275	265,506	573,031	1,186,189
Other	639,930	561,706	1,828,860	1,724,493

	$3,088,269	$3,001,896	$9,514,829	$9,160,761

	May 31, 2008	August 31, 2007
Long-lived assets:
Taiwan	$674,798	$645,630
U.S.	353,991	357,741
India	293,586	289,171
China	446,994	418,861
Mexico	158,881	154,299
Poland	148,110	105,416
Hungary	149,473	143,641
Malaysia	115,572	96,189
Other	334,414	321,609

	$2,675,819	$2,532,557

Foreign source revenue represented 78.9% and 80.0% of net revenue for the three months and nine months ended May 31, 2008, respectively, compared to 78.4% and 78.4% for the three months and nine months ended May 31, 2007, respectively.

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

Subsequently, two federal derivative suits were filed (the first of which was filed by Mary L. Graves, a purported shareholder, on July 10, 2006) in the United States (“U.S.”) District Court for the Middle District of Florida, Tampa Division, that asserted similar factual allegations and claims as in the Consolidated State Derivative Action, in addition to a claim that the defendants violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by issuing materially false and misleading statements in its proxy statements filed from 1998 to 2005. These suits were consolidated on January 26, 2007 into one action (the “Consolidated Federal Derivative Action”).

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

On September 20, 2007, the Company reached an agreement in principle to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action. Under the terms of this agreement in principle, the Company will not pay any monetary damages but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In addition, the Company agreed in principle to not object to an application by the plaintiff’s counsel for an award of up to $800,000 in attorney’s fees ($600,000 of which will be covered by the Company’s Directors and Officers insurance carriers and $200,000 of which will be paid by the Company). On November 8, 2007, the Company submitted the proposed settlement to the courts for approval. The State Court preliminarily approved the settlement, the form of notice to be mailed to shareholders and the form of summary notice to be published, and also set a hearing to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The Federal Court also approved the notice and summary notice. The Federal Court, however, disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000 but agreed that the State Court could hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. On April 7, 2008, the State Court entered an order dismissing the Consolidated State Action and finding that the proposed settlement is fair, adequate and reasonable, and that the award to the plaintiffs' counsel of $700,000 in attorney fees and costs is reasonable. On April 25, 2008, the Federal Court approved the proposed settlement agreement and dismissed the Consolidated Federal Action.

In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the

Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that it had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to the Company’s motion to dismiss, and the Company then filed a reply memorandum in further support of its motion to dismiss on September 28, 2007. On April 9, 2008, the court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or before May 12, 2008.

On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as plaintiffs added KPMG LLP, the Company’s independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of the Company’s financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. The Company believes that the Second Amended Class Action Complaint is without merit as the First Amended Consolidated Class Action Complaint and it will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

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

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability for the nine months ended May 31, 2008 and 2007 is as follows (in thousands):

Amount
Balance at August 31, 2007	$7,575
Accruals for warranties	6,312
Settlements made	(4,079)

Balance at May 31, 2008	$9,808

Amount
Balance at August 31, 2006	$3,940
Accruals for warranties	4,247
Settlements made	(900)

Balance at May 31, 2007	$7,287

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $3.5 million and $54.5 million of restructuring and impairment costs against earnings during the three months and nine months ended May 31, 2008, respectively, compared to an additional $25.3 million and $33.0 million of restructuring and impairment costs against earnings during the three months and nine months ended May 31, 2007, respectively. The restructuring and impairment costs for the three months ended May 31, 2008 include $2.1 million related to employee severance and benefits costs, $0.8 million related to lease commitments, $0.5 million related to fixed asset impairments and $0.1 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2008 include $46.7 million related to employee severance and benefits costs, $7.0 million related to lease commitments, $0.3 million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment costs for the three months ended May 31, 2007 include $12.3 million related to employee severance and benefits costs, $0.5 million related to lease commitments, $12.0 million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2007 include $20.0 million related to employee severance and benefits costs, $2.7 million related to lease commitments, $17.9 million related to fixed asset impairments and $0.7 million related to other restructuring costs, which was off-set by $8.3 million of proceeds received in connection with a facility closure.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through May 31, 2008 of $208.8 million include cash costs totaling $159.9 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007 and $45.7 million was paid in the first three fiscal quarters of 2008. The cash costs consist of employee severance and benefits costs of approximately $146.4 million, costs related to lease commitments of approximately $19.7 million and other restructuring costs of $2.1 million. These cash costs were partially off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $2.1 million and $46.7 million recorded in the three months and nine months ended May 31, 2008, respectively, compared to $12.3 million and $20.0 million recorded in the three months and nine months ended May 31, 2007, respectively, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,400 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.8 million and $7.0 million recorded in the three months and nine months ended May 31, 2008, respectively, compared to $0.5 million and $2.7 million in the three months and nine months ended May 31, 2007, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program and recorded a fixed asset impairment charge of $0.5 million and $0.3 million during the three months and nine months ended May 31, 2008, respectively, compared to $12.0 million and $17.9 million in the three months and nine months ended May 31, 2007, respectively.

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

The tables below set forth the significant components and activity in the restructuring program during the three months and nine months ended May 31, 2008 and 2007 (in thousands):

Restructuring Activity – Three Months Ended May 31, 2008

	Liability Balance at February 29, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2008
Employee severance and termination benefits	$59,640	$2,092	$1,188	$(14,225)	$48,695
Lease costs	5,315	838	6	(1,211)	4,948
Fixed asset impairment	—	462	(462)	—	—
Other	500	78	11	(88)	501

Total	$65,455	$3,470	$743	$(15,524)	$54,144

Restructuring Activity – Three Months Ended May 31, 2007

	Liability Balance at February 28, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2007
Employee severance and termination benefits	$35,898	$12,252	$632	$(11,155)	$37,627
Lease costs	9,622	552	32	(1,610)	8,596
Fixed asset impairment	—	12,047	(12,047)	—	—
Other	773	474	(291)	(82)	874

Total	$46,293	$25,325	$(11,674)	$(12,847)	$47,097

Restructuring Activity – Nine Months Ended May 31, 2008

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2008
Employee severance and termination benefits	$34,307	$46,659	$3,188	$(35,459)	$48,695
Lease costs	6,895	7,001	170	(9,118)	4,948
Fixed asset impairment	—	338	(338)	—	—
Other	1,030	548	68	(1,145)	501

Total	$42,232	$54,546	$3,088	$(45,722)	$54,144

Restructuring Activity – Nine Months Ended May 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2007
Employee severance and termination benefits	$66,252	$19,952	$2,134	$(50,711)	$37,627
Lease costs	10,108	2,693	107	(4,312)	8,596
Fixed asset impairment	—	17,872	(17,872)	—	—
Other	749	(7,538)	(247)	7,910	874

Total	$77,109	$32,979	$(15,878)	$(47,113)	$47,097

The tables below set forth significant components and activity in the restructuring program by reportable segment during the three months and nine months ended May 31, 2008 and 2007 (in thousands):

Restructuring Activity – Three Months Ended May 31, 2008

	Liability Balance at February 29, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2008
Consumer Electronics	$12,274	$1,182	$(166)	$(1,605)	$11,685
EMS	51,524	2,559	891	(13,310)	41,664
AMS	841	10	(61)	(63)	727
Other non-reportable operating	816	(281)	79	(546)	68

Total	$65,455	$3,470	$743	$(15,524)	$54,144

Restructuring Activity – Three Months Ended May 31, 2007

	Liability Balance at February 28, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2007
Consumer Electronics	$13,539	$23,008	$(12,037)	$(5,766)	$18,744
EMS	29,225	1,757	295	(6,285)	24,992
AMS	3,122	97	69	(661)	2,627
Other non-reportable operating	407	463	(1)	(135)	734

Total	$46,293	$25,325	$(11,674)	$(12,847)	$47,097

Restructuring Activity – Nine Months Ended May 31, 2008

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2008
Consumer Electronics	$12,658	$3,662	$1,026	$(5,661)	$11,685
EMS	24,111	43,959	2,181	(28,587)	41,664
AMS	2,632	4,760	—	(6,665)	727
Other non-reportable operating	2,831	2,165	(119)	(4,809)	68

Total	$42,232	$54,546	$3,088	$(45,722)	$54,144

Restructuring Activity –Nine Months Ended May 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2007
Consumer Electronics	$38,045	$24,572	$(16,829)	$(27,044)	$18,744
EMS	36,375	4,562	953	(16,898)	24,992
AMS	2,257	2,592	(10)	(2,212)	2,627
Other non-reportable operating	432	1,253	8	(959)	734

Total	$77,109	$32,979	$(15,878)	$(47,113)	$47,097

At May 31, 2008, accrued liabilities of approximately $49.0 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $5.1 million relate primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during fiscal years 2009 through 2011.

The Company currently expects that the sum of the restructuring and impairment charges already recognized in relation to the 2006 Restructuring Plan, and those remaining charges that it expects to recognize will be approximately $250.0 million. The timing of the remaining charges to be incurred is expected primarily over the remaining fiscal quarters of 2008 with certain contract termination costs to be incurred primarily through fiscal year 2011. Of the remaining $6.1 million that the Company expects to record in connection with the 2006 Restructuring Plan, it expects to incur approximately $3.0 million of employee severance and benefit costs, approximately $2.6 million of contract termination costs and approximately $0.5 million of other related restructuring costs.

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

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2008 (in thousands):

Reportable Segment	Balance at August 31, 2007	Adjustments	Foreign currency impact	Balance at May 31, 2008
Consumer Electronics	$852,620	$(53,550)	$64,352	$863,422
EMS	248,331	(222)	10,148	258,257
AMS	23,533	—	542	24,075

Total	$1,124,484	$(53,772)	$75,042	$1,145,754

The adjustments to goodwill during the nine months ended May 31, 2008 were primarily due to purchase accounting adjustments related to the reclassification of indefinite life trade names from goodwill to intangible assets and recent business acquisitions. For further discussion of the Company’s acquisitions, see Note 9 – “Business Acquisitions.”

All of the Company’s intangible assets, other than goodwill and trade names, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, and trade names which have an indefinite life. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. Currently, the Company is in the process of finalizing the valuation of the purchase of certain manufacturing operations from Nokia Siemens Networks S.p.A. (“NSN”) in the first quarter of fiscal year 2008. See Note 9 – “Business Acquisitions” for further discussion of recent acquisitions. The following tables present the Company’s total purchased intangible assets at May 31, 2008 and August 31, 2007 (in thousands):

May 31, 2008	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$122,103	$(49,232)	$72,871
Intellectual property	92,138	(28,348)	63,790
Trade name	50,589	—	50,589

Total	$264,830	$(77,580)	$187,250

August 31, 2007	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$155,352	$(80,962)	$74,390
Intellectual property	84,928	(12,726)	72,202

Total	$240,280	$(93,688)	$146,592

The weighted-average amortization period for aggregate intangible assets at May 31, 2008 is 6.9 years, which includes a weighted-average amortization period of 9.0 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.6 years for intellectual property.

Intangible asset amortization for the three months and nine months ended May 31, 2008 was approximately $9.1 million and $27.6 million, respectively. Intangible asset amortization for the three months and nine months ended May 31, 2007 was approximately $8.8 million and $20.7 million, respectively. The decrease in the accumulated amortization of the Company’s purchased intangible assets at May 31, 2008 was the result of write-offs of fully amortized intangible assets during the nine-month period ended May 31, 2008. The increase in the gross carrying amount of intangible assets is primarily attributable to the reclassification of indefinite life trade names from goodwill to intangible assets and additional purchased intangible assets resulting from our acquisitions consummated, including Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) and certain manufacturing operations of NSN.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2008 (remaining three months)	$8,439
2009	33,294
2010	29,917
2011	25,238
2012	15,282
Thereafter	24,491

Total	$136,661

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

The purchase consideration for the transaction included approximately $902.1 million in cash paid to complete the merger with Green Point and for professional fees; the assumption of certain liabilities; and certain other items. Based on the Company’s final evaluation, which was completed in the second quarter of fiscal year 2008, the Company recorded purchased amortizable intangible assets of $98.0 million, purchased intangibles with an indefinite life of $47.0 million, and goodwill of $460.3 million, based on exchange rates at the date of acquisition. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over periods of three to seven years.

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

	Three months ended May 31, 2007	Nine months ended May 31, 2007
	(unaudited ) Actual	(unaudited) Pro Forma
Net revenue	$3,001,896	$9,423,443

Income before income taxes and minority interest (net of tax)	$5,339	$75,557

Net income	$6,234	$64,686

Earnings per common share:
Basic	$0.03	$0.32

Diluted	$0.03	$0.31

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

The acquisition was accounted for under the purchase method of accounting. The purchase consideration included cash of approximately $57.9 million, based on foreign currency rates at the effective date of acquisition, and the assumption of certain employee related liabilities. Based on management’s preliminary valuation, which is expected to be completed no later than the fourth quarter of fiscal year 2008, the Company recorded a purchased amortizable intangible asset of $8.4 million based on foreign currency rates at the effective date of acquisition. Subject to the completion of management’s valuation, including the determination of final tax adjustments, the customer contract intangible asset is being amortized over a period of five years, and the purchase consideration did not result in the Company recording goodwill.

Note 10. Accounts Receivable Securitizations

a. North American Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $280.0 million. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 20, 2008, expires on March 19, 2009.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.35% per annum of 102% of the average purchase limit and program fees of up to 0.275% of the average daily outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

At May 31, 2008, the Company had sold $357.1 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $252.4 million and retained an interest in the receivables of approximately $104.7 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $2.0 million and $9.8 million during the three months and nine months ended May 31, 2008, respectively, compared to approximately $3.8 million and $11.5 million during the three months and nine months ended May 31, 2007, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Earnings.

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

At May 31, 2008, the Company had $152.4 million of debt outstanding under the program. In addition, the Company incurred interest expense at a variable rate of approximately 2.42% plus a fixed spread during the three months ended May 31, 2008 in its Condensed Consolidated Statement of Earnings.

c. Accounts Receivable Factoring Agreements

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in April 2008 and was extended for a six month period.

The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.

At May 31, 2008, the Company had sold $22.3 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $22.2 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million and $0.2 million for the three and nine months ended May 31, 2008, respectively. The loss on sale of trade accounts receivable sold under this factoring agreement was insignificant for the three months and nine months ended May 31, 2007.

In July 2007, the Company entered into a second agreement with another unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheet until the cash is received by the Purchaser from the Company’s customer for the trade accounts receivable. Accordingly, a liability of $0.2 million was recorded on the Company’s Condensed Consolidated Balance Sheet at May 31, 2008 related to cash that the Company received from the Purchaser for specific trade accounts receivable, but for which the Company’s customer has not remitted payment yet.

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

The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Service cost	$574	$481	$1,652	$1,421
Interest cost	1,951	1,575	5,831	4,650
Expected long-term return on plan assets	(1,410)	(1,198)	(4,257)	(3,538)
Amortization of prior service cost	(10)	—	(31)	—
Recognized actuarial loss	388	354	1,171	1,045

Net periodic benefit cost	$1,493	$1,212	$4,366	$3,578

For the nine months ended May 31, 2008, the Company has made contributions of approximately $4.2 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2008 contributions to approximate $5.3 million to $5.8 million.

The following table provides information about net periodic benefit cost for the Company’s other benefit plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Service cost	$—	$137	$—	$395
Interest cost	1	26	2	77
Recognized actuarial (gain)/loss	—	1	—	4

Net periodic benefit cost	$1	$164	$2	$476

Note 12. New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact of adoption.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15,

2008. The Company is currently evaluating the requirements of SFAS 161. The adoption of SFAS 161 is not expected to have an impact on the Company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states all assets and liabilities of an acquired business (whether full, partial or step acquisitions) will be recorded at fair value. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of SFAS 141R and has not yet determined the full impact of adoption, if any, on its financial position, results of operations or cash flows. See Note 13 – “Income Taxes” for discussion of the expected impact on the effective tax rate upon adoption of SFAS 141R.

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

Note 13. Income Taxes

Income tax expense reflects an effective tax rate of 10.9% and 18.8% for the three months and nine months ended May 31, 2008, respectively, as compared to an effective rate of (9.5)% and 11.7% for the three months and nine months ended May 31, 2007, respectively.

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

At September 1, 2007, the Company had $50.4 million in unrecognized tax benefits, the recognition of which would have an effect of $26.5 million on the effective tax rate under the current guidance. Through May 31, 2008, the Company recognized $20.7 million net of additional unrecognized tax benefits, for a total of $71.1 million in unrecognized tax benefits, the recognition of which would have an effect of $27.3 million on the effective tax rate under the current guidance.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the nine months ended May 31, 2008 is as follows (in thousands):

Amount
Balance at September 1, 2007	$50,360
Additions for tax positions of prior years	5,092
Additions for tax positions related to current year	7,867
Addition for tax positions related to acquired entities in prior years, offset to goodwill and deferred tax attributes	14,774
Cash settlements	(4,967)
Reductions from lapses in statutes of limitations	(228)
Reductions from settlements with taxing authorities	(1,834)

Balance at May 31, 2008	$71,064

Upon adoption of SFAS 141R, the recognition of the unrecognized tax benefits, which would have an effect on the effective tax rate, is estimated to increase to $39.3 million at September 1, 2007 and $53.7 million through May 31, 2008.

Included in the balance of unrecognized tax benefits at September 1, 2007 and May 31, 2008, is $16.6 million and $10.1 million, respectively, for which it is reasonably possible that the total amounts could significantly change during the next twelve months. These amounts at September 1, 2007 and May 31, 2008, primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $9.0 million and $3.9 million, respectively, in possible cash payments, and $7.6 million and $6.2 million, respectively, related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.

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

The Company's continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007, the Company's accrued interest and penalties was approximately $4.6 million and $8.9 million, respectively. Through May 31, 2008, the Company accrued an additional $2.8 million for interest and $2.4 million for penalties.

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

On February 13, 2008 the Amended Bridge Facility was terminated.

b. 8.250% Notes Offering

On January 16, 2008 and May 19, 2008, the Company completed its offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amounts of 8.250% senior unsecured notes due March 15, 2018 (collectively the “8.250% Notes”). The 8.250% Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”).

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

In connection with the issuance of the 8.250% Notes, the Company and the initial purchasers of the 8.250% Notes (the “Initial Purchasers”) entered into Registration Rights Agreements dated January 16, 2008 (the “January Registration Rights Agreement”), and May 19, 2008 (the “May Registration Rights Agreement,” and collectively with the January Registration Rights Agreement the “Registration Rights Agreements”). Pursuant to the Registration Rights Agreements the Company agreed to use its best efforts to: (a) file a registration statement with the SEC with respect to new notes, identical in all material respects to the issued and outstanding 8.250% Notes, but registered under the Securities Act of 1933, as amended (the “Securities Act”), and without transfer restrictions; (b) cause the registration statement to be declared effective under the Securities Act on or prior to July 14, 2008; and (c) keep the exchange offer open for not less than 20 business days after notice of the exchange offer is mailed, but in any event, to cause the exchange offer to be consummated on or prior to September 12, 2008. The January Registration Rights Agreement provides that in the event the obligations set forth above are not complied with on the prescribed dates, then the Company will be obligated to pay an additional special interest premium of 0.25% per annum for the first 60-day period immediately following such date and an additional 0.25% per annum thereafter, up to a maximum aggregate special interest premium of 0.50% per annum, until such obligations are satisfied. In addition, the May Registration Rights Agreement provides that in the event the exchange offer is not consummated on or prior to September 12, 2008, then the Company will be obligated to pay an additional special interest premium of 0.25% per annum for the first 60-day period immediately following such date and an additional 0.25% per annum thereafter, up to a maximum aggregate special interest premium of 0.50% per annum, until the exchange offer is consummated. In connection with the issuance of the $250.0 million portion of the 8.250% Notes, the Company filed a Form S-4 Registration Statement on February 15, 2008 and a Form S-4/A on May 29, 2008, which is effective. In connection with the issuance of the $150.0 million portion of the 8.250% Notes, the Company filed a Form S-4 Registration Statement on June 2, 2008, which is effective, and which includes a prospectus that relates to both the $250.0 million of 8.250% Notes issued on January 16, 2008 and the $150.0 million of 8.250% Notes issued on May 19, 2008.

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

Note 15. Subsequent Events

On June 18, 2008, the Company commenced its offer to exchange registered 8.250% Notes for the unregistered 8.250% Notes. The exchange offer is currently scheduled to expire on July 17, 2008, unless the Company extends it. Upon completion of the exchange offer, the holders of the 8.250% Notes will not have any further rights under the Registration Rights Agreements, including any right to require the Company to register any unregistered 8.250% Notes not tendered in the exchange offer or to pay the holders additional special interest.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the nine months ended May 31, 2008 our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Motorola, Inc., Network Appliance Inc., NEC Corporation, Nokia Corporation, Nokia Siemens Networks S.p.A., Royal Philips Electronics, and Tellabs, Inc.

We offer our customers electronics design, production, product management and aftermarket solutions that are responsive to their manufacturing needs. Our business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct order fulfillment and configure to order; and

•	aftermarket services.

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

On September 1, 2007, we reorganized our manufacturing business into a Consumer Electronics division and an Electronic Manufacturing Services (“EMS”) division. Based on this reorganization, we currently have three operating segments – Consumer Electronics, EMS and Aftermarket Services (“AMS”). We believe that these divisions will provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our AMS division will continue to provide warranty and repair services to certain of our manufacturing customers, but primarily to other customers. The Consumer Electronics division has dedicated resources designed to meet the particular needs of the consumer products industry. The division focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. We intend that the Consumer Electronics division, as a result of its dedicated design resources combined with its vertically integrated supply chain solutions and certain existing and planned manufacturing operations, will provide a focused complement of assets to provide low cost solutions for consumer electronics customers. The EMS division focuses on the traditional and emerging electronic manufacturing services business sectors. Traditional sectors, characterized by longer historical use of the electronics outsourcing model, include networking, computing, storage and telecommunications businesses. Emerging sectors are newer to the outsourcing model and include the automotive, medical, industrial, instrumentation, defense and aerospace sectors.

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

Summary of Results

Net revenue for the third quarter of fiscal year 2008 increased approximately 2.9% to $3.1 billion compared to $3.0 billion for the same period of fiscal year 2007. Our sales levels during the third quarter of fiscal year 2008 improved across most industry sectors as compared to the third quarter of fiscal year 2007, demonstrating our continued trend of industry sector and customer diversification. The increase in our revenue base year-over-year is primarily due to additional sales related to certain recent business acquisitions, as well as continued new customer wins and new program wins with existing customers. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for a discussion of our recent business acquisitions. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and aftermarket.

During the fourth quarter of fiscal year 2006, our Board of Directors approved the 2006 Restructuring Plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. Based on the analysis completed to date, we currently expect to recognize approximately $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We recognized a significant portion of these costs through the second quarter of fiscal year 2008 and currently expect to recognize the remaining portion primarily over the course of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. The exact timing of the remaining estimated range of restructuring and impairment costs, as well as the remaining estimated cost ranges by category type, is subject to revision. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. The amount and timing of the actual charges may vary due to a variety of factors. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month and nine-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net revenue	$3,088,269	$3,001,896	$9,514,829	$9,160,761
Gross profit	$210,182	$218,989	$637,801	$582,484
Operating income	$63,091	$33,629	$163,622	$131,407
Net income	$38,445	$6,234	$76,401	$61,511
Earnings per share – basic	$0.19	$0.03	$0.37	$0.30
Earnings per share – diluted	$0.19	$0.03	$0.37	$0.30
Cash dividend per share – declared	$0.07	$0.07	$0.21	$0.21

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31, 2008	February 29, 2008	November 30, 2007	August 31, 2007
Sales cycle	21 days	23 days	22 days	19 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in trade accounts receivable	39 days	39 days	42 days	39 days
Days in inventory	47 days	47 days	42 days	43 days
Days in accounts payable	65 days	63 days	62 days	63 days

The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2008, days in trade accounts receivable remained consistent at 39 days from the prior sequential quarter. Days in inventory remained consistent at 47 days from the prior sequential quarter, and inventory turns remained consistent at eight turns during the three months ended May 31, 2008, as compared to the prior sequential quarter. During the three months ended May 31, 2008, days in accounts payable increased two days to 65 days as compared to 63 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.

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

Revenue Recognition

We derive revenue principally from the product sales of electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. We assume no significant obligations after product shipment.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statements of earnings data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.2%	92.7%	93.3%	93.6%

Gross profit	6.8%	7.3%	6.7%	6.4%
Operating expenses:
Selling, general and administrative	4.1%	4.7%	3.8%	4.0%
Research and development	0.3%	0.3%	0.3%	0.3%
Amortization of intangibles	0.3%	0.3%	0.3%	0.2%
Restructuring and impairment charges	0.1%	0.8%	0.6%	0.4%

Operating income	2.0%	1.2%	1.7%	1.5%

Other expense	0.1%	0.1%	0.1%	0.1%
Interest income	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.7%	1.0%	0.7%	0.7%

Income before income taxes and minority interest (net of tax)	1.3%	0.2%	1.0%	0.8%

Income tax expense	0.1%	0.0%	0.2%	0.1%
Minority interest (net of tax)	0.0%	0.0%	0.0%	0.0%

Net income	1.2%	0.2%	0.8%	0.7%

Net Revenue. Our net revenue for the three months ended May 31, 2008 increased 2.9% to $3.1 billion, from $3.0 billion for the three months ended May 31, 2007. The increase for the three months ended May 31, 2008 from the same period of the previous fiscal year was due to increased sales levels across most industry sectors. Specific increases include a 44% increase in the sale of other products (primarily related to defense and aerospace business); a 38% increase in the sale of telecom products; a 16% increase in the sale of computing and storage products; a 14% increase in the sale of networking products; an 11% increase in the sale of aftermarket services products; and a 1% increase in the sale of peripheral products. These increases were partially offset by a 25% decrease in the sale of display products; an 18% decrease in the sale of mobility products; a 5% decrease in the sale of automotive products; and a 4% decrease in the sale of instrumentation and medical products.

Our net revenue for the nine months ended May 31, 2008 increased 3.9% to $9.5 billion, from $9.2 billion for the nine months ended May 31, 2007. The increase for the nine months ended May 31, 2008 from the same period of the previous fiscal year was due to increased sales levels across industry sectors. Specific increases include a 34% increase in the sale of telecom products; a 19% increase in the sale of aftermarket services products; a 17% increase in the sale of networking products; 13% increase in the sale of other products (primarily related to defense and aerospace business); a 13% increase in the sale of peripheral products; and a 13%

increase in the sale of computing and storage products . These increases were offset by a 25% decrease in the sale of mobility products; a 5% decrease in the sale of automotive products; a 2% decrease in the sale of display products; and a 1% decrease in the sale of instrumentation and medical products.

The increased sales levels for both the three months and nine months ended May 31, 2008 were primarily due to additional sales related to certain recent business acquisitions, as well as continued new customer wins and new program wins with existing customers. See Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for a discussion of our recent business acquisitions. The decreased sales levels related to mobility products for both the three months and nine months ended May 31, 2008, as compared to the corresponding periods in the prior fiscal year, are largely due to reduced business levels with a major customer in that sector.

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

	Three months ended		Nine months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
EMS
Automotive	5%	5%	4%	5%
Computing and Storage	13%	11%	13%	11%
Instrumentation and Medical	19%	20%	18%	19%
Networking	22%	20%	21%	19%
Telecommunications	7%	5%	6%	5%
Other	3%	2%	2%	2%

Total EMS	69%	63%	64%	61%

Consumer Electronics
Display	5%	7%	8%	7%
Mobility	11%	14%	12%	17%
Peripherals	10%	11%	11%	10%

Total Consumer Electronics	26%	32%	31%	34%

AMS	5%	5%	5%	5%

Total	100%	100%	100%	100%

Foreign source revenue represented 78.9% and 80.0% of net revenue for the three months and nine months ended May 31, 2008, respectively. This is compared to 78.4% and 78.4% of net revenue for the three months and nine months ended May 31, 2007, respectively. We currently expect our foreign source revenue to slightly increase as a percentage of net revenue over the course of the next twelve months.

Gross Profit. Gross profit decreased to 6.8% of net revenue for the three months ended May 31, 2008 from 7.3% of net revenue for the three months ended May 31, 2007. Gross profit increased to 6.7% of net revenue for the nine months ended May 31, 2008 from 6.4% of net revenue for the nine months ended May 31, 2007.

The decrease in gross profit as a percentage of net revenue for the three months ended May 31, 2008 versus the same period of fiscal year 2007 was primarily due to a decrease in sales levels in the mobility and display sectors without a corresponding decrease in certain fixed costs.

The increase in gross profit as a percentage of net revenue for the nine months ended May 31, 2008 versus the same period in fiscal year 2007 was primarily due to certain factors, as discussed below, that decreased gross profit in the first three quarters of fiscal year 2007, but have since been resolved. The factors that contributed to decreased gross profit in the first three quarters of fiscal year

2007 included inefficiencies in our consumer model which adversely impacted margins, shifting to a more integrated model with one customer and shifting to a more vertical solution that integrated our Green Point services for another significant customer. In addition, we have exited production of certain targeted products in the consumer sector.

Selling, General and Administrative. Selling, general and administrative expenses for the three months and nine months ended May 31, 2008 decreased to $126.6 million (4.1% of net revenue) and $367.6 million (3.8% of net revenue), respectively, compared to $140.7 million (4.7% of net revenue) and $370.5 million (4.0% of net revenue) for the three months and nine months ended May 31, 2007, respectively.

The absolute dollar decrease for the three months ended May 31, 2008 was primarily due to the reversal of $6.9 million of stock-based compensation expense during the third quarter of fiscal year 2008 due to the current expectation that the performance goals associated with certain restricted stock awards granted in fiscal year 2007 will not be fully met. See Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for further discussion. In addition, incremental stock-based compensation expense of $5.1 million was recorded in the third quarter of fiscal year 2007 related to additional 2006 personal tax liabilities incurred by certain option holders who exercised Section 409A Affected Options as defined under Internal Revenue Code 409A.

The absolute dollar decrease for the nine months ended May 31, 2008 was primarily due to the decrease in stock-based compensation expense of $13.3 million during the nine months ended May 31, 2008 as compared to the nine months ended May 31, 2007. This decrease was largely due to the reversal of $12.8 million of stock-based compensation expense during the nine months ended May 31, 2008 due to the current expectation that the performance goals associated with certain restricted stock awards granted in fiscal years 2006 and 2007 will not be fully met. See Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for further discussion. This decrease was partially off-set by $9.2 million of incremental costs due to the acquisition of certain NSN manufacturing operations.

Research and Development. Research and development expenses for the three months ended May 31, 2008 decreased to $8.0 million (0.3% of net revenue) from $10.5 million (0.3% of net revenue) for the three months ended May 31, 2007. The decrease is attributed primarily to less research and development programs within the consumer display sector. Research and development expenses for the nine months ended May 31, 2008 decreased slightly to $24.4 million (0.3% of net revenue) compared to $27.0 million (0.3% of net revenue) for the nine months ended May 31, 2007. The decrease is attributed primarily to the repositioning of certain design resources to lower-cost regions.

Amortization of Intangibles. We recorded $9.1 million and $27.6 million of amortization of intangible assets for the three months and nine months ended May 31, 2008, respectively, as compared to $8.8 million and $20.7 million for the three months and nine months ended May 31, 2007. The increase was primarily attributable to additional amortization of intangible assets resulting from our acquisitions consummated, including Green Point and certain manufacturing operations of NSN. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” and Note 9 – “Business Acquisitions” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. During the fourth quarter of fiscal year 2006, we initiated the 2006 Restructuring Plan to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. In conjunction with the 2006 Restructuring Plan, we charged an additional $3.5 million and $54.5 million of restructuring and impairment costs against earnings during the three months and nine months ended May 31, 2008, respectively, compared to $25.3 million and $33.0 million for the three months and nine months ended May 31, 2007, respectively. The restructuring and impairment costs for the three months ended May 31, 2008 include $2.1 million related to employee severance and benefits costs, $0.8 million related to lease commitments, $0.5 million related to fixed asset impairments and $0.1 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2008 include $46.7 million related to employee severance and benefits costs, $7.0 million related to lease commitments, $0.3 million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment costs for the three months ended May 31, 2007 of $25.3 million, includes $12.3 million related to employee severance and benefits costs, $0.5 million related to lease commitments, $12.0 million related to fixed asset impairments and $0.5 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2007 of $33.0 million, includes $20.0 million related to employee severance and benefits costs, $2.7 million related to lease commitments, $17.9 million related to fixed asset impairments and $0.7 million related to other restructuring costs, which was off-set by $8.3 million of proceeds received in connection with a facility closure.

The restructuring and impairment charges incurred through May 31, 2008 related to the 2006 Restructuring Plan of $208.8 million include cash costs totaling $159.9 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007 and $45.7 million was paid in the first three consecutive quarters of fiscal year 2008. The cash costs consist of employee severance and benefits costs of approximately $146.4 million, costs related to lease commitments of approximately $19.7 million and other restructuring costs of $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to our restructuring activities.

At May 31, 2008, liabilities of approximately $49.0 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $5.1 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during fiscal years 2009 through 2011.

By the end of fiscal year 2008, as a result of the restructuring activities completed through May 31, 2008 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $147.1 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $134.3 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $4.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to begin to realize the full net annualized cost savings of approximately $30.0 million to $40.0 million during the second half of fiscal year 2009. For further discussion of the current restructuring program, see Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Other Expense. We recorded other expense of $2.0 million and $9.8 million for the three months and nine months ended May 31, 2008, respectively, as compared to other expense of $3.8 million and $11.5 million for the three months and nine months ended May 31, 2007, respectively. The decrease in other expense for the three months and nine months ended May 31, 2008 compared to the three months ended May 31, 2007, was primarily due to the net cash proceeds available at any one time under the North American asset-backed securitization program being decreased from $325.0 million to $280.0 million. For further discussion of our accounts receivable securitization program, see Note 10 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $3.1 million and $9.3 million for the three months and nine months ended May 31, 2008, respectively, from $4.0 million and $10.3 million for the three months and nine months ended May 31, 2007, respectively. The decrease was primarily due to a lower income generated on decreased levels of operating cash, cash deposits and cash equivalents and lower overall interest rates during the three months and nine months ended May 31, 2008.

Interest Expense. Interest expense decreased to $21.2 million for the three months ended May 31, 2008 from $28.5 million for the three months ended May 31, 2007 primarily due to lower variable interest rates and lower average revolving debt totals. Interest expense increased to $70.5 million for the nine months ended May 31, 2008 from $61.1 million for the nine months ended May 31, 2007 primarily due to increased levels of debt resulting from indebtedness incurred to finance the Green Point acquisition and increased borrowings to finance working capital needs.

Income Taxes. Income tax expense (benefit) reflects an effective tax rate of 10.9% and 18.8% for the three months and nine months ended May 31, 2008, respectively, as compared to an effective rate of (9.5%) and 11.7% for the three months and nine months ended May 31, 2007, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives, including tax holidays, granted to our sites in Malaysia, China, Brazil, Poland, Hungary and India that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

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

We have substantially completed construction in our new manufacturing facilities in Uzhgorod, Ukraine in the first quarter of fiscal year 2008 and in Huangpu, China in the second quarter of fiscal year 2008. We have also completed construction of an additional facility in Chennai, India during the second quarter of fiscal year 2008 and commenced operations in this facility during the third quarter of fiscal year 2008. We completed construction on an expansion to our existing facilities in Kwidzyn, Poland during the fourth quarter of fiscal year 2008 and Pune, India during the third quarter of fiscal year 2008. We began expansion to an existing facility in Penang, Malaysia in the third quarter of fiscal year 2008 and expect the construction to be substantially complete by the fourth quarter of fiscal year 2008. We expect to begin construction to an expansion of the manufacturing facilities in Uzhgorod, Ukraine in the fourth quarter of fiscal year 2008 and expect the construction to be substantially complete by the fourth quarter of fiscal year 2009.

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

Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during the nine months ended May 31, 2008 and the 2007 fiscal year.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At May 31, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine months ended
	May 31, 2008	May 31, 2007
Net cash provided by (used in) operating activities	$419,364	$(60,975)
Net cash used in investing activities	(265,512)	(974,148)
Net cash provided by financing activities	109,935	774,296
Effect of exchange rate changes on cash	(67,343)	45,622

Net increase (decrease) in cash and cash equivalents	$196,444	$(215,205)

Net cash provided by operating activities for the nine months ended May 31, 2008 was $419.4 million. This consisted primarily of $205.0 million of non-cash depreciation and amortization expense, a $121.5 million decrease in trade accounts receivable, $76.4 million of net income, $54.5 million of non-cash restructuring charges, a $54.4 million increase in income taxes payable, a $35.4 million increase in accounts payable and accrued expenses and $29.4 million of non-cash stock-based compensation expense, offset by a $66.0 million increase in prepaid expenses and other current assets and $80.6 million in deferred income taxes. The decrease in trade accounts receivable was primarily due to increased collections during the period. The decrease in accounts payable and accrued expenses was due primarily to the timing of purchases in the first nine months of fiscal year 2008.

Net cash used in investing activities for the nine months ended May 31, 2008 was $265.5 million. This consisted primarily of our capital expenditures of $214.8 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in China, Eastern Europe and India; and $58.2 million for additional cash payments related to business acquisitions that have been consummated within twelve months, which primarily relates to the acquisition of certain manufacturing operations of NSN. These expenditures were offset by $7.6 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2008 was $109.9 million. This resulted from approximately $4.0 billion of proceeds from borrowings under debt agreements, which primarily included $2.8 billion of borrowings under the Credit Facility, $400.0 million of proceeds from the 8.250% Notes, and $284.6 million of borrowings under our short-term Indian working capital facilities. In addition we obtained proceeds of $9.4 million upon the issuance of common stock under option plans and employee stock purchase plans. This was offset by approximately $3.9 billion of payments toward debt agreements during the nine months ended May 31, 2008, which primarily included $2.8 billion toward repayment of borrowings under the Credit Facility, $400.0 million toward repayment of borrowings under the Bridge Facility, and $274.1 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition we paid $43.9 million of dividends to stockholders during the nine months ended May 31, 2008.

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

Approximately $855.0 million of securities remain registered with the SEC under our shelf registration statement at May 31, 2008. The Securities Act of 1933 (the “Act”) Offering Reform, which was effective on December 1, 2005, has significantly modified the registration and offering process under the Act. As a “well-known seasoned issuer,” we are eligible to take advantage of the simplified registration procedures. Until we determine that we need to file a new “shelf” registration statement, we will continue to maintain our existing “shelf”.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $280.0 million and extended the program until March 19, 2009. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.35% per annum of 102% of the average purchase limit and program fees of up to 0.275% of the average daily outstanding amounts. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. As of May 31, 2008, we had sold $357.1 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $252.4 million and retained an interest in the receivables of approximately $104.7 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $2.0 million and $9.8 million during the three months and nine months ended May 31, 2008, respectively, and approximately $3.8 million and $11.5 million during the three months and nine months May 31, 2007, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Earnings.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Condensed Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in April 2008 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At May 31, 2008, we had sold $22.3 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $22.2 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million and $0.2 million for the three and nine months ended May 31, 2008, respectively. The loss on sale of trade accounts receivable sold under this factoring agreement was insignificant for the three months and nine months ended May 31, 2007.

Notes payable, long-term debt and long-term lease obligations outstanding at May 31, 2008 and August 31, 2007 are summarized below (in thousands).

	May 31, 2008	August 31, 2007
5.875% Senior Notes due 2010 (a)	$297,952	$297,215
8.250% Senior Notes due 2018 (b)	396,282	—
Short-term factoring debt (c)	184	8,440
Borrowings under credit facilities (d)	40,663	42,421
Borrowings under loans (e)	448,716	446,663
Borrowings under unsecured bridge credit agreement (f)	—	400,000
Financing obligation related to sale-leaseback transaction (g)	—	5,285
Green Point debt obligations (h)	59,276	62,140
Securitization program obligations (i)	152,355	—
Miscellaneous borrowings	20	29

Total notes payable, long-term debt and long-term lease obligations	$1,395,448	$1,262,193
Less current installments of notes payable, long-term debt and long-term lease obligations	247,641	501,716

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,147,807	$760,477

(a)	In July 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

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

(b)	On January 16, 2008 and May 19, 2008, we completed our offering of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured notes due March 15, 2018 (collectively the “8.250% Notes”). The 8.250% Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Trust Company, N.A., as trustee (the “Indenture”), as supplemented by the Officers’ Certificate dated January 16, 2008 and May 19, 2008, that were delivered by certain of our officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture (the “Officers’ Certificate”).

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheet. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheet. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Notes and recorded no additional interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings. The effective portion of the swaps remaining on our Condensed Consolidated Balance Sheet will be amortized to interest expense on the Condensed Consolidated Statement of Earnings over the life of the 8.250% Notes.

(c)	During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in our Condensed Consolidated Balance Sheet until the cash is received by the Purchaser from our customer for the trade accounts receivable. Accordingly, we have a liability of $0.2 million recorded on our Condensed Consolidated Balance Sheet at May 31, 2008 related to cash that we have received from the Purchaser for specific trade accounts receivable, but for which our customer has not remitted payment yet.

(d)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees and Japanese yen, as well as U.S. dollars. At May 31, 2008, these credit facilities incur interest at both fixed and variable rates ranging from 3.5% to 10.5% and range in outstanding amounts from $0.8 million to $25.7 million.

(e)	During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At May 31, 2008, $10.2 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.5 million based on currency exchange rates at May 31, 2008.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At May 31, 2008, borrowings of 11.5 million Euros (approximately $17.9 million based on currency exchange rates at May 31, 2008) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, we entered into the five year revolving Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the third quarter of fiscal year 2008, we borrowed $974.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the third quarter. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and remains outstanding at May 31, 2008.

(f)	During the second quarter of fiscal year 2007, we entered into a $1.0 billion Bridge Facility. Of the Bridge Facility, $900.0 million was designated for use by us as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point and to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility which is now terminated was a revolving facility to be used for our general corporate purposes. Interest and fees on the Bridge Facility advances were based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Prior to the amendment of the Bridge Facility as described below, interest was charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represented the applicable LIBOR, each as more fully defined in the Bridge Facility. Prior to the amendment of the Bridge Facility as described below, the applicable margin for the base rate and the Eurocurrency rate could be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remained outstanding. Fees included unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Prior to the amendment of the Bridge Facility as described below, based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s, the rate of interest on a full Eurocurrency rate draw (including the step-up) would have been 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility required compliance with several financial covenants, including an indebtedness to EBITDA ratio and an interest coverage ratio, as defined by the Bridge Facility. We were subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Bridge Facility) to (b) Consolidated EBITDA (as defined in the Bridge Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on and amortization of debt discount in respect of Debt, and loss on sale of trade accounts receivable incurred under the Company’s asset-backed securitization program. In addition, we were subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. On December 20, 2007, we amended (the “Amendment”) our Bridge Facility. As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that was available only if the Company had fully drawn on the revolving credit portion of the Credit Facility and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”).

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

On February 13, 2008, the Amended Bridge Facility was terminated.

(g)

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. During the sale-leaseback period, we continued to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which required quarterly lease payments of 62.5 thousand pounds sterling (approximately $123.6 thousand based on currency exchange rates at May 31, 2008). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale under U.S. GAAP. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments was recorded as interest expense, based on an effective yield of 5.875%, and the remainder was recorded as a reduction of the financing obligation. During the third quarter of fiscal year 2008, we cancelled the lease contract with the third-party purchaser which resulted in the reversal of the financing obligation, off-set by the reversal of related plant, property and equipment. At May 31, 2008, the balance of the financing obligation has been fully reversed.

(h)	Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At May 31, 2008 approximately $1.9 million of debt is outstanding under these short term facilities, with current interest rates ranging from 2.8% to 3.0%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At May 31, 2008, approximately $57.4 million of debt is outstanding under the long term facilities, with current interest rates ranging from 1.0% to 3.9%. Approximately $15.2 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $42.2 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

(i)	On April 7, 2008, we entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The securitization program expires on April 6, 2009. At May 31, 2008, we had $152.4 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 2.42% plus a fixed spread during the three months ended May 31, 2008 in our Condensed Consolidated Statement of Earnings.

At May 31, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of May 31, 2008 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,395,448	$247,641	$401,180	$350,345	$396,282
Future interest on notes payable and long-term debt	454,071	73,996	130,567	89,275	160,233
Operating lease obligations	205,064	53,694	64,218	38,407	48,745
Estimated future benefit plan payments	75,967	5,653	12,869	15,247	42,198

Total contractual cash obligations	$2,130,550	$380,984	$608,834	$493,274	$647,458

As of May 31, 2008, the noncurrent portion of our income tax liability related to FIN 48 is $85.0 million. We will include such liabilities in our “Contractual Obligations” table in our Annual Report on Form 10-K for the year ended August 31, 2008. Refer to Note 13 – “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion.

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

The aggregate notional amount of outstanding contracts at May 31, 2008 was $1.6 billion. The fair value of these contracts amounted to a $11.4 million asset recorded in prepaid and other current assets and a $18.3 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at May 31, 2008. The forward contracts are denominated in Brazilian real, British pounds, Chinese yuan renminbi, Euro dollars, Hungarian forints, Japanese yen, Malaysian ringgits, Mexican pesos, Singapore dollars, Taiwanese dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2008, we had no outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $433.1 million in borrowings outstanding under these facilities at May 31, 2008.

We pay interest on outstanding borrowings under our 25.0 million Euro loan agreement for a Hungarian subsidiary at interest rates that fluctuate based upon changes in various base interest rates. There were borrowings of 11.5 million Euros (approximately $17.9 million based on currency exchange rates at May 31, 2008) outstanding under this loan agreement at May 31, 2008.

We pay interest on outstanding borrowings we assumed as a result of the Green Point acquisition at both fixed and variable rates. At May 31, 2008, approximately $1.9 million of debt was outstanding under short term facilities, with current interest rates ranging from 2.8% to 3.0%. At May 31, 2008, approximately $57.4 million of debt was outstanding under long term facilities, with current interest rates ranging from 1.0% to 3.9%.

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. The remaining $150.0 million of swaps were also settled during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheet. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheet. During the third quarter of fiscal year 2008, we issued the remaining $150.0 million of 8.250% Notes and recorded no additional interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Earnings. The effective portion of the swaps remaining on our Condensed Consolidated Balance Sheet will be amortized to interest expense on the Condensed Consolidated Statement of Earnings over the life of the 8.250% Notes.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2008. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

For our fiscal quarter ended May 31, 2008, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended May 31, 2008, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

On January 12, 2007, we obtained a controlling interest in Green Point. As permitted by SEC guidance, the scope of our evaluation of internal control over financial reporting as of May 31, 2008 did not include the internal control over financial reporting of the acquired operations of Green Point. Green Point is included in our condensed consolidated financial statements beginning in February 2007. As part of our integration of Green Point, we continue to evaluate Green Point’s internal controls over financial reporting and address controls that we note need improvement. From the date we obtained controlling interest in Green Point to May 31, 2008, the processes and systems of Green Point’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of May 31, 2008 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our condensed consolidated financial statements beginning in November 2007. As part of our integration of NSN, we continue to evaluate NSN’s internal controls over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to May 31, 2008, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

Since we filed our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 with the SEC, our Board of Directors approved the agreement in principle to resolve the Consolidated State Derivate Action and the Consolidated Federal Derivative Action, and we filed a Motion for Approval of the Proposed Settlement with the Federal and State Courts in which the Derivative Actions were filed. The State Court preliminarily approved the settlement, the form of notice to be mailed to shareholders and the form of summary notice to be published, and also set a hearing to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The Federal Court also approved the notice and summary notice. The Federal Court, however, disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000 but agreed that the State Court could hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. On April 7, 2008, the State Court entered an order dismissing the Consolidated State Action and finding that the proposed settlement is fair, adequate and reasonable, and that the award to the plaintiffs' counsel of $700,000 in attorney fees and costs is reasonable. On April 25, 2008, the Federal Court approved the proposed settlement agreement and dismissed the Consolidated Federal Action.

In addition, on April 9, 2008, the court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or before May 12, 2008. On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as plaintiffs added KPMG LLP, our independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) our restatement of our financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. We believe that the Second Amended Class Action Complaint is as without merit as the First Amended Consolidated Class Action Complaint and we will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

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

For the three months ended May 31, 2008, our five largest customers accounted for approximately 46% of our net revenue and 45 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are involved in a putative shareholder class action and an SEC informal inquiry, and have received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. In response to shareholder derivative actions that also were filed in connection with these certain grants, an independent Special Committee of our Board of Directors (the “Special Committee”) was appointed to review the allegations in such actions. We have cooperated and intend to continue to cooperate with the Special Committee, the SEC and the U.S. Attorney’s office. The Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement of our consolidated operations for certain of our previous fiscal years (as further described in the Explanatory Note immediately preceding Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and discussed below). Pursuant to the state court’s approval on April 7, 2008, and the federal court’s approval on April 25, 2008, of our proposed settlement of the derivative actions, these actions are no longer pending. The investigations of the SEC and the U.S. Attorney’s office may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations. Regardless of the outcomes of the investigations, we will continue to incur costs and the investigations will cause a diversion of our management’s time and attention, which could have an adverse effect on our financial condition and results of operations. We cannot provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

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

Our business could be adversely affected by any delays, or increased costs, resulting from issues that our common carriers are dealing with in transporting our materials, our products, or both.

We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices or some other issue, could result in shipping delays, increased costs, or some other supply chain disruption, and could therefore have a material adverse effect on our operations.

We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture all of their products internally.

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Elcoteq SE, Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:

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

We derived 78.9% and 80.0% of net revenue from international operations for the three months and nine months ended May 31, 2008, respectively, compared to 78.4% and 78.4% for the three months and nine months ended May 31, 2007. We currently expect our foreign source revenue to slightly increase as a percentage of net revenue over the course of the next twelve months. We currently operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Mumbai, Pune and Ranjangaon, India; Dublin, Ireland; San Marco Evangelista (CE), Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba and Tokyo, Japan; Kedah and Penang, Malaysia; Chihuahua, Guadalajara, Reynosa and Tijuana, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction.

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

We are currently experiencing a period of rapid growth in our operations, revenues and employees. These changes have placed considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively will require us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•

Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) we may not be able to attract and retain the employees necessary to support the acquired businesses; (7) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; and (8) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, during the fourth quarter of fiscal year 2006 we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges of approximately $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During fiscal year 2007, we recorded aggregate restructuring and impairment charges of $72.4 million and reduced our valuation allowance against net deferred tax assets by $2.0 million to an aggregate amount of $35.1 million. During the first three consecutive quarters of fiscal year 2008, we recorded aggregate restructuring and impairment charges of $54.5 million. We expect additional costs related to the restructuring plan to be incurred primarily over the remainder of fiscal year 2008 with certain contract termination costs to be incurred through fiscal year 2011. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

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

Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of memory and logic devices. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers could become subject to infringement claims. Additionally, customers for our turnkey solutions services, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

Compliance or the failure to comply with current and future environmental, product stewardship and producer responsibility laws or regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes, conformity assessments or recycling of products we manufacture. If we fail to comply with any present and future regulations, we could become subject to future liabilities, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our procurement and inventory management activities.

Certain environmental laws impose liability for the costs of investigation, removal or remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, even if such person or company was unaware of or not responsible for the presence of such substances. Soil and groundwater contamination may have occurred at some of our facilities. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in us being required to remediate such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts. In other instances, we may be solely responsible for clean-up costs associated with remediation efforts.

From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted.

Over the last several years, we have become subject to certain legal requirements, principally in Europe, regarding the use of certain hazardous substances in, and the collection, reuse and recycling of waste from, certain products that use or generate electricity. Similar requirements are being developed or imposed in other areas of the world where we manufacture or sell products, including China and the U.S. We believe that we comply, and will be able to continue to comply, with such emerging requirements. We may experience negative consequences from these emerging requirements however, including, but not limited to, supply shortages or delays, increased raw material and component costs, accelerated obsolescence of certain of our raw materials, components and products and the need to modify or create new designs for our existing and future products.

Our failure to comply with any applicable regulatory requirements or with related contractual obligations could result in our being directly or indirectly liable for costs (including product recall and/or replacement costs), fines or penalties and third-party claims, and could jeopardize our ability to conduct business in the jurisdictions implementing them.

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

At May 31, 2008, our executive officers, directors and certain of their family members collectively beneficially owned 12.9% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Our credit is rated by credit rating agencies. Our 5.875% Senior Notes and our 8.250% Senior Notes are currently rated BB+ by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by all three rating agencies. S&P’s rating downgrade in April 2008, along with those by Fitch in October 2007 and Moody’s in February 2007, and any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Notes is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Notes and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of May 31, 2008, our debt obligations consisted of $400.0 million in principal amount outstanding under our 8.250% Notes, $300.0 million in principal amount outstanding under our 5.875% Senior Notes and $400.0 million outstanding under the term portion of our Credit Facility. As of May 31, 2008, there was $301.2 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to Note 14 – “Significant Changes to Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

As of May 31, 2008, we have the ability to borrow up to $800.0 million under the revolving credit portion of our Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

We face certain risks in collecting our trade accounts receivable.

We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues, then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. Our allowance for doubtful accounts receivables was $10.6 million as of May 31, 2008 (which represented 1% of our gross trade accounts receivable balance), $10.6 million as of August 31, 2007 (which represented 1% of our gross trade accounts receivable balance) and $5.8 million as of August 31, 2006 (which represented less than 1% of our gross trade accounts receivable balance).

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk exists for any new emerging company customers in the future.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2007. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sustained downturns or sluggishness in the U.S. economy, as well as the global economy, generally affect the markets in which we operate. In mid-2001, an overall global economic downturn resulted in a decline in demand for our customers' products which had a negative impact on our results of operations (as well as our overall industry's). While the recent economic conditions have not had a material negative impact on our results of operations, they may have such an impact over the next several fiscal quarters and possibly beyond.

The financial markets have recently experienced significant turmoil.

Partially as a result of this turmoil, the terms that we obtained in connection with our 8.250% Notes were not as desirable for us as they otherwise may have been. If we attempt to obtain future financing, the credit market turmoil could also negatively impact our ability to obtain such financing. In addition, the value of certain of our financial assets has been negatively impacted, and may be impacted in the future, by the turmoil. Finally, the credit market turmoil has negatively impacted certain of our customers, and certain of their customers. These impacts could lead to a decrease in demand for our products, as well as our customers' products, which could result in a negative effect on our results of operations.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2008 – March 31, 2008	19,970	$13.79	—	—
April 1, 2008 – April 31, 2008	45,548	$10.54	—	—
May 1, 2008 – May 31, 2008	16,859	$12.72	—	—

Total	82,377	$12.15	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:	OTHER INFORMATION

None.

Item 6:	EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(1)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(3)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(4)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and the Bank of New York, as trustee.

4.4(4)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(5)	—	Form of 8.250% Senior Notes issued on January 16, 2008.

4.6(5)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by and between the Registrant and The Bank of New York Trust Company, N.A., as trustee.

4.7(5)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated January 16, 2008.

4.8(5)	—	Registration Rights Agreement dated January 16, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on January 16, 2008.

4.9(6)	—	Form of 8.250% Senior Notes issued on May 19, 2008.

4.10(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated May 19, 2008.

4.11(6)	—	Registration Rights Agreement dated May 19, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on May 19, 2008.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(2)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant

Date: July 8, 2008	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: July 8, 2008	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.