Form 10-K
period 2008-08-31
JABIL CIRCUIT INC
filed 2008-10-29
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 29, 2008 was approximately $2.4 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of the close of business on October 13, 2008, was 210,649,410. The Registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on January 22, 2009 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2008 FORM 10-K ANNUAL REPORT

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the results of the review of our past stock option grants and revenue recognition being conducted by governmental authorities and related litigation and any ramifications thereof;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our substantial international operations, and the resulting risks related to our operating internationally;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following the consummation of acquisitions;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

PART I

Item 1.	Business

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage, and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Based on net revenue for the fiscal year ended August 31, 2008, our largest customers currently include Cisco Systems, Inc., Hewlett-Packard Company, International Business Machines Corporation, Motorola, Inc., Network Appliance, NEC Corporation (“NEC”), Nokia Corporation, Nokia Siemens Networks S.p.A., Royal Philips Electronics (“Philips”), and Tellabs, Inc. For the fiscal year ended August 31, 2008, we had net revenues of approximately $12.8 billion and net income of approximately $133.9 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the U.S. Our global manufacturing sites allow us to manufacture products for our customers in parallel in what we believe are the most efficient marketplaces for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.

On September 1, 2007, we reorganized our manufacturing business into a Consumer division and an Electronic Manufacturing Services (“EMS”) division. Based on this reorganization, we currently have three operating segments – Consumer, EMS and Aftermarket Services (“AMS”). We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on the traditional and emerging electronic manufacturing services business sectors, including automotive, computing, defense and aerospace, industrial, medical, networking, storage and telecommunications businesses. See “– Financial Information about Business Segments” below.

Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available the following financial filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings are available free of charge. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document.

Industry Background

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing instead of internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past four years. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets. The rate of growth, however, of gross domestic product in the U.S. has recently declined. While economic conditions have not yet had a material negative impact on our results of operations, they may have such an impact over the next several fiscal quarters and possibly beyond. Factors driving companies to favor outsourcing include:

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronics design, production, product management and aftermarket services. To achieve this objective, we continue to pursue the following strategies:

•

Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the last four years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•

Utilize Business Units. Each of our business units is dedicated to one customer and operates with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

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

companies enter into a customer relationship with the manufacturing provider that acquires the operations. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations, but also pursuing manufacturing, aftermarket services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our geographic footprint and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We may not achieve expected profitability from our acquisitions.”

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

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Beijing, Tianjin and Shanghai, China; St. Petersburg, Florida; Jena, Germany; Tokyo, Japan; Auburn Hills, Michigan; and Taichung and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

We are exposed to different or greater potential liabilities from our design services than those we face from our regular manufacturing services. See “Risk Factors – Our design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.”

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

Our Aftermarket Services

As an extension of our manufacturing model and an enhancement to our total global solution, we offer aftermarket services from strategic hub locations. Jabil aftermarket service centers provide warranty and repair services to certain of our manufacturing customers but primarily to other customers. We have the ability to service our customers’ products following completion of the traditional manufacturing and fulfillment process.

Our aftermarket service centers are located in: Shanghai, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Louisville, Kentucky; Penang, Malaysia; Chihuahua and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgozcz, Poland; Memphis, Tennessee; and Round Rock and McAllen, Texas.

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

Research and Development

To meet our customers’ increasingly sophisticated needs, we continually engage in research and product design activities. These activities include electronic design, mechanical design, software design, system level design, product validation, and other design related activities necessary to manufacture our customers’ products in the most cost-effective and reliable manner.

We are engaged in advanced research and platform designs for products including: cell phone products, wireless and broadband access products, server and storage products, set-top and digital home products, optical projection, and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions.

For fiscal years 2008, 2007 and 2006, we expended $33.0 million, $36.4 million and $35.0 million, respectively, on R&D activities.

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

	Fiscal Year Ended August 31,
	2008	2007	2006
Cisco Systems, Inc.	16%	15%	*
Nokia Corporation	*	13%	21%
Royal Philips Electronics	*	*	12%
Hewlett-Packard Company	11%	*	*

*	less than 10% of net revenue

Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Fiscal Year Ended August 31,
	2008	2007	2006
EMS
Automotive	4%	5%	5%
Computing and storage	13%	11%	11%
Instrumentation and medical	18%	19%	20%
Networking	21%	20%	13%
Telecommunications	6%	5%	6%
Other	2%	2%	1%

Total EMS	64%	62%	56%

Consumer
Display	7%	8%	8%
Mobility	12%	16%	21%
Peripherals	12%	10%	11%

Total Consumer	31%	34%	40%

AMS	5%	4%	4%

Total	100%	100%	100%

In fiscal year 2008, our five largest customers accounted for approximately 47% of our net revenue and 44 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend upon a relatively small number of customers for a significant percentage of our net revenue. As illustrated in the two tables above, the historic percentages of net revenue we have received from specific customers or significant industry sectors have varied substantially from year to year. Accordingly, these historic percentages are not necessarily indicative of the percentage of net revenue that we may receive from any customer or industry sector in the future. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management and aftermarket services ordered from us. We cannot provide assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of design, production, product management and aftermarket services ordered from us. If they do, it could have a material adverse effect on our results of operations. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue” and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

We have made concentrated efforts to diversify our industry sectors and customer base, including but not limited to increasing our net revenue in the instrumentation and medical sector, through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing, design and/or aftermarket service facilities in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine and Vietnam.

Our European facilities, located in Austria, Belgium, England, France, Germany, Hungary, Italy, The Netherlands, Poland, Scotland, and Ukraine, provide European and multinational customers with design, manufacturing and aftermarket services to satisfy their local market consumption requirements.

Our Asian facilities, located in China, India, Japan, Malaysia, Singapore, Taiwan and Vietnam, enable us to provide local manufacturing and design services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

Our Latin American facilities located in Mexico enable us to provide a low cost manufacturing source for new and existing customers principally in the U.S. marketplace. Our Latin American facilities located in Brazil provide customers with manufacturing services to satisfy their local market consumption requirements.

See “Risk Factors – We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. Accordingly, our reportable operating segments consist of three segments – Consumer, EMS, and AMS – to reflect how we manage our business. See Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

Backlog

Our order backlog at August 31, 2008 was valued at approximately $3.7 billion, compared to approximately $3.0 billion at August 31, 2007. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”

Seasonality

Production levels for our consumer division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages may substantially curtail production of assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, particularly of semiconductor products. Such shortages have produced insignificant levels of short-term interruption of our operations, but we cannot assure you that such shortages, if any, will not have a material adverse effect on our results of operations in the future. See “Risk Factors – We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”

Proprietary Rights

We regard certain of our manufacturing processes and electronic designs as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of trade secret laws; non-disclosure agreements with our customers, employees, and suppliers; our internal security systems; confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our intellectual property, misappropriation may still occur. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively modest number of solely owned and jointly held patents in various technology areas, and we believe that our evolving business practices and industry trends may result in continued growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other important factors include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

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

Employees

As of October 13, 2008, we had approximately 61,000 full-time employees, compared to approximately 61,000 full-time employees at October 12, 2007. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Environmental

We are subject to a variety of federal, state, local and foreign environmental regulations, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, or requiring design changes, conformity assessments, or recycling of products we manufacture. We believe that we are currently in substantial compliance with all material environmental regulations. However, from time to time, new regulations are enacted, or existing requirements are changed, and it can be difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with such regulations as they are enacted. Any failure to comply with present and future regulations could subject us to future liabilities, the suspension of production or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expense to comply with environmental regulations, including expenses associated with the recall of any non-compliant product or with changes in our procurement and inventory management activities. See “Risk Factors – Compliance or the failure to comply with current and future environmental, product stewardship and producer responsibility laws or regulations could cause us significant expense.”

Executive Officers of the Registrant

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which any of such executive officers were selected.

Forbes I.J. Alexander (age 48) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, formerly Dundee College of Technology, Scotland.

Sergio Cadavid (age 53) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Mr. Cadavid was Assistant Treasurer – Director Global Enterprise Risk Management for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. Mr. Cadavid holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Meheryar “Mike” Dastoor (age 43) was named Controller in June 2004. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

John Lovato (age 48) was named Executive Vice President, Chief Executive Officer, Consumer Division in September 2007. Mr. Lovato joined Jabil in 1990 as Business Unit Manager, and has also served as General Manager of Jabil’s California operation. Mr. Lovato was named Vice President, Global Business Units in 1999 and then Senior Vice President, Business Development in November 2002. Most recently Mr. Lovato served as Senior Vice President, Europe from September 2004 to September 2007. Before joining Jabil, Mr. Lovato held positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

Timothy L. Main (age 51) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. Mr. Main has earned a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

Mark Mondello (age 44) was promoted to Chief Operating Officer in November 2002. Mr. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mr. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mr. Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 40) was named Executive Vice President, Chief Executive Officer, EMS Division in September 2007. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and

Chihuahua; was promoted to Vice President, Operations-Americas in February 2001 and was named Vice President, Global Business Units in November 2002. Mr. Muir recently served as Senior Vice President, Regional President – Asia from September 2004 to September 2007. In 1992, Mr. Muir earned a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 52) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Mr. Paver was a partner with the law firm of Holland & Knight in St. Petersburg, Florida. Mr. Paver served as an adjunct professor of law at Stetson University College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

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

The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our Consumer division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results (Unaudited).”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

For the fiscal year ended August 31, 2008, our five largest customers accounted for approximately 47% of our net revenue and 44 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us. Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us, our operating results and financial condition would be adversely affected. See “Business – Customers and Marketing” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our historical stock option granting practices and the restatement of our prior financial statements exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part I, Item 3 – “Legal Proceedings”, we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation, the SEC informal inquiry or any future litigation or regulatory action will reach the same conclusions on these issues that we reached. The conduct and resolution of these matters may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•	Recessionary periods in our customers’ markets.

•	Shifts in the level of demand for our customers’ products due to seasonality and other factors.

•	Increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers.

•	New product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

If our customers are unsuccessful in addressing these competitive challenges, or any others that they may face, then their business may be materially adversely affected, and as a result, the demand for our services could decline. Even if our customers are successful in responding to these challenges, their responses may have consequences which affect our business relationships with our customers (and possibly our results of operations) by altering our production cycles and inventory management.

The success of our business is dependent on both our ability to independently keep pace with technological changes and competitive conditions in our industry, and also our ability to effectively adapt our services in response to our customers keeping pace with technological changes and competitive conditions in their respective industries.

If we are unable to offer technologically advanced, cost effective, quick response manufacturing services, demand for our services will decline. In addition, if we are unable to offer services in response to our customers’

changing requirements, then demand for our services will also decline. A substantial portion of our net revenue is derived from our offering of complete service solutions to our customers. For example, if we fail to maintain high-quality design and engineering services, our net revenue may significantly decline.

Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.

The volume and timing of sales to our customers may vary due to:

•	variation in demand for our customers’ products;

•	our customers’ attempts to manage their inventory;

•	electronic design changes;

•	changes in our customers’ manufacturing strategy; and

•	acquisitions of or consolidations among our customers.

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Elcoteq SE, Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation, as well as smaller companies that often have a regional, product, service or industry specific focus. In addition, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:

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

We derived 79.6% of net revenue from international operations in fiscal year 2008 compared to 78.8% in fiscal year 2007. We currently expect our foreign source revenue to slightly increase as a percentage of net revenue over the course of the next twelve months. We currently operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai and Ranjangaon, India; Bergamo, Cassina de Pecchi, Marcianise, Italy; Gotemba and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

Areas of our business may experience periods of rapid growth which could place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively will require us to continue to integrate additional facilities or incremental capacity; implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; continue to train, motivate and manage our employees; and realize anticipated synergies, economies of scale and other value. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not achieve expected profitability from our acquisitions.

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:

•

Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of additional equity securities; (6) the incurrence of additional debt and the related interest expense, which could potentially affect our credit ratings; (7) the financial impact of valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close facilities at our cost.

•

Operating risks, such as (1) the diversion of management’s attention to the assimilation of the businesses to be acquired; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) we may have little or no experience operating in the geographic market or industry sector of the acquired business; (4) the need to implement financial and other systems and add management resources; (5) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (6) the potential for deficiencies in internal controls of the acquired operations; (7) we may not be able to attract and retain the employees necessary to support the acquired businesses; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; and (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

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

Our ability to achieve the expected benefits of the outsourcing opportunities associated with these acquisitions is subject to risks, including our ability to meet volume requirements, product quality, timeliness and pricing requirements, and our ability to achieve the divesting company’s expected cost reduction. In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

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

Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, closing facilities, reducing staff levels, realigning our business processes and reorganizing our management.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, during the fourth quarter of fiscal year 2006 we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges of approximately $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During fiscal year 2007, we recorded aggregate restructuring and impairment charges of $72.4 million and reduced our valuation allowance against net deferred tax assets by $2.0 million to an aggregate amount of $35.1 million under this program. During fiscal year 2008, we recorded aggregate restructuring and impairment charges of $54.8 million and increased our valuation allowance against net deferred tax assets by $3.7 million to an aggregate amount of $38.8 million under this program. We have substantially completed our restructuring activities and currently expect to recognize the remaining costs over the course of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

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

Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor products. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. In addition, we may purchase components in advance of our requirements for those components as a result of a threatened or anticipated shortage. In that event, we will incur additional inventory carrying costs, for which we may not be compensated, and face a heightened risk of exposure to inventory obsolescence. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement.”

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and its non-U.S. counterparts. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical, automotive and aerospace and defense manufacturing services, as defects in medical devices, automotive components and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

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

Our design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we now offer design services related to collaborative design manufacturing and turnkey solutions (including end-user products and components as products). Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. Our design services business increases our exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or processes we use infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products. Particularly, no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may even have the responsibility to ensure that products we design satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

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

Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers could become subject to infringement claims. Additionally, customers for our turnkey solutions services, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in defense of such claims. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms if at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites, excluding the Green Point sites, and in our corporate location. We are in the process of installing this system in certain of our remaining plants, including certain Green Point sites, which will replace the current Manufacturing Resource Planning system, as well as financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

Compliance or the failure to comply with current and future environmental, product stewardship and producer responsibility laws or regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process or requiring design changes, conformity assessments or recycling of products we manufacture. If we fail to comply with any present and future regulations, we could become subject to future liabilities, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our procurement and inventory management activities.

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

At August 31, 2008, our executive officers, directors and certain of their family members collectively beneficially owned 12.8% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Several countries in which we are located allow for tax holidays or provide other tax incentives to attract and retain business. We have obtained holidays or other incentives where available and practicable. Our taxes could increase if certain tax holidays or incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such holidays or incentives are based) or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax incentives with respect to certain operations will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Our credit rating has recently been downgraded and is subject to further change.

Our credit is rated by credit rating agencies. Our 5.875% Senior Notes and our 8.250% Senior Notes are currently rated BB+ by Fitch Ratings (“Fitch”), Ba1 by Moody’s Investor Services, Inc. (“Moody’s”) and BB+ by Standard & Poor’s Ratings Service, a Division of The McGraw-Hill Companies, Inc. (“S&P”), and are considered to be below “investment grade” debt by all three rating agencies. S&P’s rating downgrade in April 2008, along with those by Fitch in October 2007 and Moody’s in February 2007, and any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; may increase our interest payments under existing debt agreements; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of August 31, 2008, our debt obligations consisted of $400.0 million in principal amount outstanding under our 8.250% Senior Notes, $300.0 million in principal amount outstanding under our 5.875% Senior Notes and $380.0 million outstanding under the term portion of our Credit Facility. As of August 31, 2008, there was $294.8 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for further details.

As of August 31, 2008, we had the ability to borrow up to $800.0 million under the revolving credit portion of our Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable, if at all.

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

We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues, then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. Our allowance for doubtful accounts receivables was $10.1 million as of August 31, 2008 (which represented less than 1% of our gross trade accounts receivable balance), $10.6 million as of August 31, 2007 (which represented 1% of our gross trade accounts receivable balance) and $5.8 million as of August 31, 2006 (which represented less than 1% of our gross trade accounts receivable balance).

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

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock. Volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer common stock or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

Provisions in our charter documents and state law may make it harder for others to obtain control of us even though some shareholders might consider such a development to be favorable.

Our shareholder rights plan, provisions of our amended certificate of incorporation and the Delaware Corporation Laws may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions may adversely impact our shareholders because they may decrease the possibility of a transaction in which our shareholders receive an amount of consideration in exchange for their shares that is at a significant premium to the then-current market price of our shares. These provisions include:

•	a “poison pill” shareholder rights plan;

•	a statutory restriction on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.

Previous changes in the securities laws and regulations have increased, and may continue to increase, our costs; and any future changes would likely increase our costs.

The Sarbanes-Oxley Act of 2002, as well as related new rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these new rules have increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, any future changes in securities laws, SEC rules or NYSE rules may cause our legal and financial accounting costs to increase.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2009 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2008. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent auditors interpret the Section 404 requirements and the related rules and regulations differently from us or if our independent auditors are not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may decline to attest to management’s assessment or issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Sustained downturns or sluggishness in the U.S. economy, as well as the global economy, generally affect the markets in which we operate. In mid-2001, an overall global economic downturn resulted in a decline in demand for our customers’ products which had a negative impact on our results of operations (as well as our overall industry’s). While the recent economic conditions have not had a material negative impact on our results of operations, they may have such an impact over the next several fiscal quarters and possibly beyond. In addition, the value of certain of our assets has been negatively impacted, and may be impacted in the future.

The financial markets have recently experienced significant turmoil.

If we attempt to obtain future financing, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the credit market turmoil has negatively impacted certain of our customers, and certain of their customers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, which could result in a negative effect on our results of operations.

Item 1B.	Unresolved Staff Comments

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2008 fiscal year and that remain unresolved.

Item 2.	Properties

We have manufacturing, aftermarket services, design and support operations located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the U.S. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2008:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Auburn Hills, Michigan	207,000	Owned	Manufacturing, Design
Auburn Hills, Michigan	19,000	Leased	Support
Billerica, Massachusetts (1)	503,000	Leased	Prototype Manufacturing
Louisville, Kentucky	140,000	Leased	Aftermarket
McAllen, Texas	211,000	Leased	Aftermarket
Memphis, Tennessee	1,562,000	Leased	Manufacturing, Aftermarket
Poughkeepsie, New York	40,000	Leased	Manufacturing
Round Rock, Texas	105,000	Leased	Aftermarket
San Jose, California (1)	181,000	Leased	Prototype Manufacturing
Simi Valley, California	35,000	Leased	Support
St. Joe, Michigan	5,000	Leased	Support
St. Petersburg, Florida	310,000	Leased	Manufacturing, Support
St. Petersburg, Florida	298,000	Owned	Manufacturing, Design, Aftermarket, Support
Tampa, Florida (2)	78,000	Leased	Manufacturing
Tempe, Arizona	191,000	Owned	Manufacturing
Belo Horizonte, Brazil	298,000	Leased	Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, Aftermarket
Chihuahua, Mexico	106,000	Leased	Manufacturing
Guadalajara, Mexico	363,000	Owned	Manufacturing
Guadalajara, Mexico	135,000	Leased	Manufacturing
Manaus, Brazil	386,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	Aftermarket
Reynosa, Mexico	847,000	Leased	Manufacturing, Aftermarket
Sao Paulo, Brazil	35,000	Leased	Manufacturing
Sorocaba, Brazil	27,000	Leased	Manufacturing
Tijuana, Mexico (2)	63,000	Leased	Manufacturing

Total Americas	7,580,000

Beijing, China	9,000	Leased	Manufacturing
Chennai, India	284,000	Owned	Manufacturing
Gotemba, Japan	138,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	75,000	Leased	Manufacturing
Huangpu, China	2,609,000	Owned	Manufacturing, Support
Mumbai, India (2)	219,000	Leased	Support
Nanjing, China	212,000	Leased	Manufacturing, Design
Penang, Malaysia	1,003,000	Owned	Manufacturing, Design, Aftermarket
Penang, Malaysia	436,000	Leased	Manufacturing
Pune, India	11,000	Leased	Support
Ranjangaon, India	858,000	Owned	Manufacturing
Shanghai, China	360,000	Owned	Manufacturing, Design, Aftermarket
Shenzhen, China	290,000	Leased	Manufacturing, Support

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Singapore City, Singapore	85,000	Leased	Manufacturing
Suzhou, China	27,000	Leased	Manufacturing, Support
Taichung, Taiwan	564,000	Owned	Manufacturing
Taichung, Taiwan	43,000	Leased	Manufacturing
Taipei, Taiwan	17,000	Leased	Design
Tianjin, China	54,000	Owned	Manufacturing
Tianjin, China	2,181,000	Leased	Manufacturing
Tokyo, Japan	4,000	Leased	Design, Support
Wuxi, China	453,000	Owned	Manufacturing
Wuxi, China	758,000	Leased	Manufacturing
Yentai, China	416,000	Leased	Manufacturing

Total Asia	11,106,000

Amsterdam, The Netherlands	90,000	Leased	Aftermarket
Ayr, Scotland	13,000	Leased	Manufacturing
Bergamo, Italy	76,000	Leased	Manufacturing
Brest, France	365,000	Owned	Manufacturing
Bydgoszcz, Poland	131,000	Leased	Aftermarket
Cassina, Italy	101,000	Leased	Manufacturing
Coventry, England	46,000	Leased	Aftermarket, Support
Dublin, Ireland	4,000	Leased	Support
Eindhoven, The Netherlands	3,000	Leased	Support
Genova, Italy (2)	1,000	Leased	Support
Hasselt, Belgium	65,000	Leased	Prototype Manufacturing, Design
Jena, Germany	8,000	Leased	Design
Kwidzyn, Poland	713,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing, Support
Lunel, France	20,000	Leased	Manufacturing
Marcianise, Italy	279,000	Leased	Manufacturing
Meung-sur-Loire, France	111,000	Owned	Manufacturing
San Marco Evangelista (CE), Italy (2)	65,000	Leased	Manufacturing
Szombathely, Hungary	198,000	Owned	Aftermarket
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Uzhgorod, Ukraine	227,000	Owned	Manufacturing
Vienna, Austria	87,000	Leased	Prototype Manufacturing, Design

Total Europe	3,142,000

Total Facilities at August 31, 2008	21,828,000

(1)	A portion of this facility is no longer used in our business operations.
(2)	This facility is no longer used in our business operations.

Certifications

Our manufacturing facilities and our aftermarket facilities are ISO certified to ISO 9001:2000 standards and most are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

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

On September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased our publicly traded securities between September 19, 2001 and December 21, 2006, and names us and certain of our current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of our directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Exchange Act and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing our financial statements to understate management compensation and overstate net earnings, thereby inflating our stock price. In addition, the complaint alleged that our proxy statements falsely stated that we had adhered to our option grant policy of granting options at the closing price of our shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led us, on June 12, 2006, to announce that we were lowering our prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. We filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to our motion to dismiss, and we then filed a reply memorandum in further support of our motion to dismiss on September 28, 2007. On April 9, 2008, the court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or before May 12, 2008.

On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as plaintiffs added KPMG LLP, our independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of our financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. We believe that the Second Amended Class Action Complaint is without merit as the First Amended Consolidated Class Action Complaint and we are currently awaiting the court’s ruling on our motion to dismiss this complaint. We will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

In addition to the private litigation described above, we were notified on May 2, 2006 by the Staff of the SEC of an informal inquiry concerning our stock option grant practices. On May 17, 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. In addition, our review of our historical stock option practices led us to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if we properly recognized revenue associated with those transactions. The Audit Committee of our Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support our recognition of certain revenues received during the period. Our Audit Committee concluded that there was no direct evidence that any of our employees intentionally made or caused false accounting entries to be made in connection with these transactions, and we concluded that the impact was immaterial. We have provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee’s report regarding our stock option grant practices, and the other information requested to date. In addition, we continue to cooperate fully with the Special Committee, the SEC and the U.S. Attorney’s office. We cannot predict what effect such reviews may have. See “Risk Factors – We are involved in reviews of our historical stock option grant practices” and “– We are involved in an SEC review of our recognition of revenue for certain historical transactions.”

We are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal Year Ended August 31, 2008
First Quarter (September 1, 2007 – November 30, 2007)	$25.80	$16.62
Second Quarter (December 1, 2007 – February 29, 2008)	$18.52	$12.50
Third Quarter (March 1, 2008 – May 31, 2008)	$13.35	$9.03
Fourth Quarter (June 1, 2008 – August 31, 2008)	$18.78	$13.01

Fiscal Year Ended August 31, 2007
First Quarter (September 1, 2006 – November 30, 2006)	$31.26	$25.98
Second Quarter (December 1, 2006 – February 28, 2007)	$29.48	$23.40
Third Quarter (March 1, 2007 – May 31, 2007)	$26.85	$21.00
Fourth Quarter (June 1, 2007 – August 31, 2007)	$25.27	$19.95

On October 13, 2008, the closing sales price for our common stock as reported on the New York Stock Exchange was $7.76. As of October 13, 2008, there were 3,893 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2007 and 2008.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007

Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
June 1, 2008 – June 30, 2008	—	$—	—	—
July 1, 2008 – July 31, 2008	—	$—	—	—
August 1, 2008 – August 31, 2008	17,311	$16.86	—	—

Total	17,311	$16.86	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2008		2007		2006		2005		2004
	(in thousands, except for per share data)
Consolidated Statement of Earnings Data:
Net revenue	$12,779,703		$12,290,592		$10,265,447		$7,524,386		$6,252,897
Cost of revenue	11,911,902		11,478,562		9,500,547		6,895,880		5,714,517

Gross profit	867,801		812,030		764,900		628,506		538,380
Selling, general and administrative	491,324		491,967		382,210		314,270		257,748
Research and development	32,984		36,381		34,975		22,507		13,813
Amortization of intangibles	37,288		29,347		24,323		39,762		43,709
Acquisition-related charges	—		—		—		—		1,339	(5)
Restructuring and impairment charges	54,808	(1)	72,396	(2)	81,585	(3)	—		—

Operating income	251,397		181,939		241,807		251,967		221,771
Other expense	11,902	(1)	15,888	(2)	11,918	(3)	4,106	(4)	7,193	(5)
Interest income	(12,014)		(14,531)		(18,734)		(13,774)		(7,237)
Interest expense	94,316		86,069		23,507		20,667		18,546

Income before income taxes and minority interest	157,193		94,513		225,116		240,968		203,269
Income tax expense	25,119	(1)	21,401	(2)	60,598	(3)	37,093		29,539
Minority Interest, net of tax	(1,818)		(124)		—		—		—

Net income	$133,892		$73,236		$164,518		$203,875		$173,730

Earnings per share:
Basic	$0.65		$0.36		$0.79		$1.01		$0.87

Diluted	$0.65		$0.35		$0.77		$0.98		$0.85

Common shares used in the calculations of earnings per share:
Basic	205,275		203,779		207,413		202,501		200,430

Diluted	206,158		206,972		212,540		207,706		205,559

	August 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$1,091,497	$675,446	$977,631	$1,117,806	$1,023,591

Total assets	$7,032,137	$6,295,232	$5,411,730	$4,087,986	$3,334,039

Current installments of notes payable, long-term debt and long-term lease obligations	$269,937	$501,716	$63,813	$674	$4,412

Notes payable, long-term debt and long – term lease obligations, less current installments	$1,099,473	$760,477	$329,520	$326,580	$305,194

Total stockholders’ equity	$2,715,725	$2,443,011	$2,294,481	$2,145,941	$1,824,023

Cash dividends declared, per share	$0.28	$0.28	$0.14	$—	$—

(1)	During fiscal year 2008, we recorded charges of $54.8 million ($39.6 million after-tax) related to the restructuring plan initiated in the fourth quarter of fiscal year 2006. Also related to the restructuring plan, we increased valuation allowances by $3.7 million, to $38.8 million, on net deferred tax assets. We also recorded $11.9 million ($7.2 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(2)	During fiscal year 2007, we recorded charges of $72.4 million ($59.3 million after-tax) related to the restructuring plan initiated in the fourth quarter of fiscal year 2006. Also related to the restructuring plan, we reduced valuation allowances by $2.0 million, to $35.1 million, on net deferred tax assets through income tax expense. We also recorded $15.9 million ($9.7 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(3)	During fiscal year 2006, we recorded charges of $81.9 million ($70.1 million after-tax) related to the restructuring plan initiated in the fourth quarter of fiscal year 2006, partially offset by the reversal of $0.3 million related to restructuring charges incurred under historical restructuring plans. Also related to the restructuring plan, we recorded valuation allowances of $37.1 million on net deferred tax assets through income tax expense. We also recorded $11.9 million ($7.2 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(4)	During fiscal year 2005, we recorded $4.1 million ($2.5 million after-tax) of other expense related to a loss on the sale of receivables under our accounts receivable securitization program.

(5)	During fiscal year 2004, we recorded acquisition-related charges of $1.3 million ($1.0 million after-tax) primarily in connection with the acquisitions of certain operations of Philips and NEC. We also recorded other expense of $7.2 million, consisting of $6.4 million ($4.0 million after-tax) for a loss on the write-off of unamortized issuance costs associated with our convertible subordinated notes, which were retired in May 2004, and $0.8 million ($0.5 million after-tax) for a loss on the sale of receivables under our accounts receivable securitization program.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components in their products. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented a restructuring program to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. During the third quarter of our 2001 fiscal year, we implemented a restructuring program to reduce our cost structure due to the global economic downturn. This restructuring program included reductions in workforce, re-sizing of facilities and the transition of certain facilities into new customer development sites. The macroeconomic conditions for us, and the electronic manufacturing services industry as a whole, continued to deteriorate during our 2002 fiscal year, resulting in additional restructuring programs being implemented during our 2002 fiscal year. These restructuring programs included reductions in workforce, re-sizing of facilities and the closure of facilities. Industry revenues generally began to stabilize in 2003 and companies continued to turn to outsourcing versus internal manufacturing. During our 2006 fiscal year we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived market conditions. Over the past four years we have made concentrated efforts to diversify our industry sectors and customer base through acquisitions and organic growth. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets. The rate of growth, however, of gross domestic product in the U.S. has recently declined. While recent economic conditions have not yet had a material negative impact on our results of operations, they may have such an impact over the next several fiscal quarters and possibly beyond.

On September 1, 2007, we reorganized our manufacturing business into a Consumer division and an Electronic Manufacturing Services (“EMS”) division. Based on this reorganization, we currently have three operating segments – Consumer, EMS and Aftermarket Services (“AMS”). We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on the traditional and emerging electronic manufacturing services business sectors, including automotive, computing, defense and aerospace, industrial, medical, networking, storage and telecommunications businesses. See “– Financial Information about Business Segments” below.

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

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the U.S. are denominated in local currencies. We economically hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are reflected in the Consolidated Statement of Earnings. See “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations.”

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

Summary of Results

Net revenue for fiscal year 2008 increased approximately 4.0% to $12.8 billion compared to $12.3 billion for fiscal year 2007. The increase in our net revenue base year-over-year primarily represents stronger market share with our existing programs, organic growth from new and existing customers as vertical companies continue to convert to an outsourcing model, and additional sales related to certain recent business acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Expansion” and Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for discussion of our recent business acquisitions. Additionally, we continue to enhance our business model by adding services in the areas of collaborative design, system integration, order fulfillment and aftermarket.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions (the “2006 Restructuring Plan”). Based on the analysis completed to date, we currently expect to recognize approximately $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We have substantially completed our restructuring activities under the 2006 Restructuring Plan and currently expect to recognize the remaining costs over the course of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2008	2007	2006
Net revenue	$12,779,703	$12,290,592	$10,265,447
Gross profit	$867,801	$812,030	$764,900
Operating income	$251,397	$181,939	$241,807
Net income	$133,892	$73,236	$164,518
Basic earnings per share	$0.65	$0.36	$0.79
Diluted earnings per share	$0.65	$0.35	$0.77

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2008	May 31, 2008	February 29, 2008	November 30, 2007
Sales cycle	20 days	21 days	23 days	22 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in accounts receivable	40 days	39 days	39 days	42 days
Days in inventory	45 days	47 days	47 days	42 days
Days in accounts payable	65 days	65 days	63 days	62 days

Three Months Ended
	August 31, 2007	May 31, 2007	February 28, 2007	November 30, 2006
Sales cycle	19 days	25 days	29 days	23 days
Inventory turns	8 turns	8 turns	7 turns	8 turns
Days in accounts receivable	39 days	40 days	41 days	42 days
Days in inventory	43 days	47 days	50 days	46 days
Days in accounts payable	63 days	62 days	62 days	65 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable increased one day to 40 days during the three months ended August 31, 2008 from the prior sequential quarter which was primarily due to timing of sales and cash collection efforts during the quarter. Days in accounts receivable remained consistent at 39 days during the three months ended May 31, 2008 from the prior sequential quarter. During the three months ended February 29, 2008, days in accounts receivable decreased three days to 39 days from the prior sequential quarter and during the three months ended November 30, 2007 days in accounts receivable increased three days to 42 days from the prior sequential quarter. Both of these fluctuations were a result of timing of sales and cash collection efforts during the quarter, as well as related seasonality factors.

Days in inventory decreased two days to 45 days during the three months ended August 31, 2008 from the prior sequential quarter as a result of improved inventory management. Days in inventory remained consistent at 47 days during the three months ended May 31, 2008 from the prior sequential quarter. During the three months ended February 29, 2008, days in inventory increased five days to 47 days due to decreased sales during the quarter resulting from seasonality factors in our consumer sector and delays in customer demand which had been scheduled during future quarters. Days in inventory decreased one day to 42 days during the three months ended November 30, 2007. The decrease in days in inventory was primarily a result of increased sales during the quarter and related seasonality factors. Inventory turns remained consistent at eight turns during all of the fiscal year 2008 periods.

Days in accounts payable remained consistent at 65 days during the three months ended August 31, 2008 from the prior sequential quarter. Days in accounts payable increased two days to 65 days during the three months ended May 31, 2008 from the prior sequential quarter, increased one day to 63 days during the three months ended February 29, 2008 from the prior sequential quarter and decreased one day to 62 days during the three months ended November 30, 2007 from the prior sequential quarter. These fluctuations in days in accounts payables during fiscal year 2008 were primarily a result of timing of purchases and cash payments for purchases during the respective quarters.

The sales cycle was 19 days during the three months ended August 31, 2007 and was 20 days during the three months ended August 31, 2008. This increase was due to changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Revenue Recognition

We derive revenue principally from the product sales of electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We assume no significant obligations after product shipment.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts related to receivables not expected to be collected from our customers. This allowance is based on management’s assessment of specific customer balances, considering the age of receivables and financial stability of the customer. If there is an adverse change in the financial condition and circumstances of our customers, or if actual defaults are higher than provided for, an addition to the allowance may be necessary.

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

Long-Lived Assets

We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected future cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our current restructuring program, refer to Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment test using a two-step method on an annual basis or whenever events or circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. The recoverability of goodwill is determined by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results and comparative market multiples. The use of comparative market multiples (the market approach) compares our company to other comparable companies based on valuation multiples to arrive at a fair value. We regularly compare our company and our divisions to our competitors and we believe the judgments used to arrive at these comparable companies are reasonable. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our best estimates of future growth and the strategic plan used to manage the underlying business. Factors requiring significant judgment include the identification of reporting units, allocation of related goodwill, the assignment of corporate assets and liabilities to reporting units, future growth rates, discount factors and tax rates, amongst other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We completed the annual impairment test during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of the impairment test.

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

Pension and Other Postretirement Benefits

We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 9 – “Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

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

In June of 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further discussion related to our income taxes, refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of earnings on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements. See “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

Recent Accounting Pronouncements

See Note 15 – “New Accounting Pronouncements” to the Consolidated Financial Statements for discussion on recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of earnings data as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2008	2007	2006
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	93.2	93.4	92.5

Gross profit	6.8	6.6	7.5
Selling, general and administrative	3.8	4.0	3.7
Research and development	0.3	0.3	0.4
Amortization of intangibles	0.3	0.2	0.2
Restructuring and impairment charges	0.4	0.6	0.8

Operating income	2.0	1.5	2.4
Other expense	0.1	0.1	0.1
Interest income	(0.1)	(0.1)	(0.2)
Interest expense	0.8	0.7	0.3

Income before income taxes and minority interest	1.2	0.8	2.2
Income tax expense	0.2	0.2	0.6
Minority interest, net of tax	0.0	0.0	—

Net income	1.0%	0.6%	1.6%

Fiscal Year Ended August 31, 2008 Compared to Fiscal Year Ended August 31, 2007

Net Revenue. Our net revenue increased 4.0% to $12.8 billion for fiscal year 2008, up from $12.3 billion in fiscal year 2007. The increase in our net revenue base year-over-year primarily represents stronger market share with our existing programs, organic growth from new and existing customers as vertical companies continue to convert to an outsourcing model, and additional sales related to certain recent business acquisitions. These increases were partially offset by decreased levels of production with a major customer in the mobility sector and reduced demand in certain other sectors due to a softening market. See Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for discussion on our recent business acquisitions. Specific increases include a 40% increase in the sale of telecommunication products; a 20% increase in the sale of peripheral products; a 16% increase in the sale of other products; a 13% increase in aftermarket services; a 12% increase in the sale of networking products; and a 12% increase in the sale of computing and storage products. Specific decreases include a 23% decrease in the sale of mobility products; a 6% decrease in the sale of automotive products; a 5% decrease in the sale of display products; and a 1% decrease in the sale of instrumentation and medical products.

A portion of our net revenue increase is attributable to businesses we acquire. Generally, we assess revenue on a global customer basis regardless of whether the growth is associated with organic growth or as a result of an acquisition. Accordingly, we do not differentiate or report separately revenue increases generated by acquisitions as opposed to existing business. In addition, the added cost structures associated with our acquisitions have historically been relatively insignificant when compared to our overall cost structure.

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

	Fiscal Year Ended August 31,
	2008	2007	2006
EMS
Automotive	4%	5%	5%
Computing and storage	13%	11%	11%
Instrumentation and medical	18%	19%	20%
Networking	21%	20%	13%
Telecommunications	6%	5%	6%
Other	2%	2%	1%

Total EMS	64%	62%	56%

Consumer
Display	7%	8%	8%
Mobility	12%	16%	21%
Peripherals	12%	10%	11%

Total Consumer	31%	34%	40%

AMS	5%	4%	4%

Total	100%	100%	100%

Foreign source revenue represented 79.6% of our net revenue for fiscal year 2008 and 78.8% of net revenue for fiscal year 2007. We currently expect our foreign source revenue to slightly increase as a percentage of net revenue over the course of fiscal year 2009 due to expansion in Asia and Eastern Europe.

Gross Profit. Gross profit increased to $867.8 million (6.8% of net revenue) for fiscal year 2008 from $812.0 million (6.6% of net revenue) for fiscal year 2007. The percentage increase from the prior fiscal year was partially due to factors that decreased gross profit in fiscal year 2007, but have since been resolved. The factors that contributed to decreased gross profit in fiscal year 2007 included inefficiencies in our consumer model which adversely impacted margins, shifting to a more integrated model with one customer and shifting to a more vertical solution that integrated our Green Point services for another significant customer. In addition, we have exited production of certain targeted products in the consumer sector.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $491.3 million (3.8% of net revenue) from $492.0 million (4.0% of net revenue) for fiscal year 2007. The slight absolute dollar decrease was due to several factors including a $14.5 million decrease in legal and accounting expenses incurred during fiscal year 2007 related to the independent stock option review that was performed; a $14.0 million reversal of previously recognized stock-based compensation expense as a result of a change in estimate related to performance based restricted stock awards that are no longer expected to vest; and a decrease of $4.9 million in stock-based compensation expense incurred during fiscal year 2007 related to certain 2006 personal tax liabilities incurred by certain option holders who have exercised Section 409A affected options as defined under Internal Revenue Code Section 409A. These decreases were offset by an increase of $7.4 million as a result of Green Point being consolidated for a full year in fiscal year 2008; an increase of $13.1 million related to the NSN acquisition; and an increase of $13.1 million stock-based compensation expense associated with our annual grant of stock-based awards to employees.

R&D. R&D expenses for fiscal year 2008 decreased to $33.0 million (0.3% of net revenue) from $36.4 million (0.3% of net revenue) for fiscal year 2007. The decrease is attributed primarily to an increased level of customer-funded design projects, along with the repositioning of certain design resources to lower-cost regions.

Amortization of Intangibles. We recorded $37.3 million of amortization of intangibles in fiscal year 2008 as compared to $29.3 million in fiscal year 2007. The increase was primarily attributable to amortization of intangible assets resulting from our acquisitions consummated in fiscal year 2007, offset by certain fully amortized intangible assets. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 6 – “Goodwill and Other Intangible Assets” and Note 7 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Impairment Charges. As mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results,” during the fourth quarter of fiscal year 2006, we initiated the 2006 Restructuring Plan. We have substantially completed restructuring activities and expect to incur the remaining costs over the course of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011.

For fiscal year 2008, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $54.8 million consisting of employee severance and benefit costs of approximately $46.7 million, costs related to lease commitments of approximately $7.3 million, fixed asset impairments of approximately $0.3 million and other restructuring costs of approximately $0.5 million.

For fiscal year 2007, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $72.4 million, consisting of employee severance and benefit costs of approximately $31.3 million, costs related to lease commitments of approximately $2.7 million, fixed asset impairments of approximately $45.6 million and other restructuring costs of approximately $1.1 million, offset by $8.3 million of proceeds received in connection with facility closure costs.

Through August 31, 2008, the 2006 Restructuring Plan has resulted in restructuring and impairment charges of $209.1 million. These charges include cash costs totaling $160.2 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007 and $57.2 million was paid in fiscal year 2008. The cash costs consist of employee severance and benefits costs of approximately $146.4 million, costs related to lease commitments of approximately $20.0 million and other restructuring costs of $2.1 million. These cash costs were offset by $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to our restructuring activities.

At August 31, 2008, liabilities of approximately $35.2 million related to these restructurings activities are expected to be paid out in fiscal year 2009. The remaining liability of $5.3 million is related to certain lease commitments and employee severance and termination benefit payments and is expected to be paid out primarily during fiscal years 2009 through 2011.

As of August 31, 2008, as a result of the restructuring activities completed through August 31, 2008 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to realize net annualized cost savings of approximately $30.0 to $40.0 million by the second half of fiscal year 2009. For further discussion of the current restructuring program, see “Overview – Summary of Results” above, and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

Other Expense. We recorded other expense on the sale of accounts receivable under our North American securitization program totaling $11.9 million and $15.9 million for the fiscal years ending August 31, 2008 and 2007, respectively. The decrease in other expense was primarily due to a decrease in the amount of receivables sold under the program during the fiscal year ended August 31, 2008. For further discussion of our accounts receivable securitization program, see Note 2 – “Accounts Receivable Securitizations” to the Consolidated Financial Statements.

Interest Income. Interest income decreased to $12.0 million in fiscal year 2008 from $14.5 million in fiscal year 2007. The decrease was primarily due to lower interest yields on operating cash, cash deposits and cash equivalents.

Interest Expense. Interest expense increased to $94.3 million in fiscal year 2008 from $86.1 million in fiscal year 2007. The increase was primarily a result of higher overall average debt levels due to acquisition related debt being outstanding for a full fiscal year.

Income Taxes. Income tax expense reflects an effective tax rate of 16.0% for fiscal year 2008, as compared to an effective tax rate of 22.6% for fiscal year 2007. The decrease is primarily a result of increased income in jurisdictions with lower tax rates. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply. See “Risk Factors – We are subject to the risk of increased taxes” and Note 4 – “Income Taxes” to the Consolidated Financial Statements for further discussion.

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006

Net Revenue. Our net revenue increased 19.7% to $12.3 billion for fiscal year 2007, up from $10.3 billion in fiscal year 2006. The increase was due to increased sales levels across most industry sectors, as well as additional sales related to certain recent business acquisitions. See Note 7 – “Business Acquisitions” to the Consolidated Financial Statements for discussion on our recent business acquisitions. Specific increases include a 142% increase in the sale of other products; an 89% increase in the sale of networking products; a 42% increase in the sale of aftermarket services; a 20% increase in the sale of display products; a 20% increase in the sale of computing and storage products; a 15% increase in the sale of instrumentation and medical products; a 12% increase in the sale of peripheral products; and a 6% increase in the sale of automotive products. Specific decreases include a 12% decrease in the sale of telecommunication products and a 10% decrease in the sale of mobility products. The increased sales levels were due to the addition of new customers and organic growth in these industry sectors, as well as additional sales related to certain recent business acquisitions as discussed above.

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

	Fiscal Year Ended August 31,
	2007	2006
EMS
Automotive	5%	5%
Computing and storage	11%	11%
Instrumentation and medical	19%	20%
Networking	20%	13%
Telecommunications	5%	6%
Other	2%	1%

Total EMS	62%	56%

Consumer
Display	8%	8%
Mobility	16%	21%
Peripherals	10%	11%

Total Consumer	34%	40%

AMS	4%	4%

Total	100%	100%

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

During fiscal year 2007, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $72.4 million, consisting of employee severance and benefit costs of approximately $31.3 million, costs related to lease commitments of approximately $2.7 million, fixed asset impairments of approximately $45.6 million and other restructuring costs of approximately $1.1 million, offset by $8.3 million of proceeds received in connection with facility closure costs.

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

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through August 31, 2007 of $154.3 million include cash costs totaling $105.9 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006 and $64.8 million was paid in fiscal year 2007. The cash costs consist of employee severance and benefits costs of approximately $99.8 million, costs related to lease commitments of approximately $12.9 million and other restructuring costs of $1.5 million. These cash costs were offset by approximately $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.4 million primarily represent fixed asset impairment charges related to our restructuring activities.

Additionally, during the fourth quarter of fiscal year 2006, we made the final cash payment related to our historical restructuring program. A liability balance of approximately $308.0 thousand remained after remittance of the final payment. This remaining liability was recorded as a reduction of the fiscal year 2006 restructuring charge.

Other Expense. We recorded other expense on the sale of accounts receivable under our North American securitization program totaling $15.9 million and $11.9 million for the fiscal years ending August 31, 2007 and 2006, respectively. The increase in other expense was primarily due to an increase in the amount of receivables sold under the program during the fiscal year ended August 31, 2007. For further discussion of our accounts receivable securitization program, see Note 2 – “Accounts Receivable Securitizations” to the Consolidated Financial Statements.

Interest Income. Interest income decreased to $14.5 million in fiscal year 2007 from $18.7 million in fiscal year 2006. The decrease was primarily due to lower levels of operating cash, cash deposits and cash equivalents due to the repayment of outstanding borrowings under our debt agreements.

Interest Expense. Interest expense increased to $86.1 million in fiscal year 2007 from $23.5 million in fiscal year 2006. The increase was primarily a result of increased borrowings under the revolving credit portion of our Credit Facility, as well as borrowings under our Bridge Facility that was entered into on December 21, 2006, primarily to fund the tender offer and merger with Green Point.

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

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2008 and 2007 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2008					Fiscal Year 2007
	Aug. 31, 2008	May 31, 2008	Feb. 29, 2008		Nov. 30, 2007	Aug. 31, 2007	May 31, 2007	Feb. 28, 2007	Nov. 30, 2006
	(in thousands, except per share data)
Net revenue	$3,264,874	$3,088,269	$3,058,613		$3,367,947	$3,129,831	$3,001,896	$2,934,862	$3,224,003
Cost of revenue	3,034,874	2,878,087	2,870,708		3,128,233	2,900,285	2,782,907	2,763,352	3,032,018

Gross profit	230,000	210,182	187,905		239,714	229,546	218,989	171,510	191,985
Selling, general and administrative	123,707	126,557	124,910		116,150	121,503	140,733	119,975	109,756
Research and development	8,603	8,006	9,863		6,512	9,409	10,498	7,766	8,708
Amortization of intangibles	9,653	9,058	9,722		8,855	8,685	8,804	6,092	5,766
Restructuring and impairment charges	262	3,470	41,789		9,287	39,417	25,325	997	6,657	(2)

Operating income	87,775	63,091	1,621		98,910	50,532	33,629	36,680	61,098
Other expense	2,087	2,010	3,320		4,485	4,395	3,809	4,049	3,635	(2)
Interest income	(2,759)	(3,051)	(3,152)		(3,052)	(4,219)	(4,042)	(3,769)	(2,501)
Interest expense	23,807	21,213	23,711		25,585	24,967	28,523	21,072	11,507

Income before income taxes and minority interest	64,640	42,919	(22,258)		71,892	25,389	5,339	15,328	48,457
Income tax (benefit) expense	7,729	4,657	3,102		9,631	13,297	(505)	1,529	7,080
Minority interest, net of tax	(580)	(183)	(1,315)		260	367	(390)	(101)	—

Net income	$57,491	$38,445	$(24,045)		$62,001	$11,725	$6,234	$13,900	$41,377

Earnings per share:
Basic	$0.28	$0.19	$(0.12)		$0.30	$0.06	$0.03	$0.07	$0.20

Diluted	$0.28	$0.19	$(0.12	)(1)	$0.30	$0.06	$0.03	$0.07	$0.20

Common shares used in the calculations of earnings per share:
Basic	205,889	205,463	205,082		204,649	204,196	203,728	203,377	203,077

Diluted	206,804	206,077	205,082		206,605	206,106	205,772	205,925	206,361

(1)	For the three months ended February 29, 2008 all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company was in a loss position.

(2)	We received an $8.4 million reimbursement pursuant to an agreement with a company from which we previously purchased certain facilities in order to reimburse us for certain costs related to the closure of a manufacturing facility in Europe. As they relate to activities for which the revenues and expenses have historically been included in our operating income, we have reclassified these $8.4 million of proceeds from other income to restructuring and impairment charges on the Consolidated Statement of Earnings.

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2008				Fiscal Year 2007
	Aug. 31, 2008	May 31, 2008	Feb. 29, 2008	Nov. 30, 2007	Aug. 31, 2007	May 31, 2007	Feb. 28, 2007	Nov. 30, 2006
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.0	93.2	93.9	92.9	92.7	92.7	94.2	94.0

Gross profit	7.0	6.8	6.1	7.1	7.3	7.3	5.8	6.0
Selling, general and administrative	3.8	4.1	4.0	3.4	3.9	4.7	4.1	3.4
Research and development	0.3	0.3	0.3	0.2	0.3	0.3	0.3	0.3
Amortization of intangibles	0.3	0.3	0.3	0.3	0.3	0.3	0.2	0.2
Restructuring and impairment charges	0.0	0.1	1.4	0.3	1.2	0.8	0.0	0.2

Operating income	2.6	2.0	0.1	2.9	1.6	1.2	1.2	1.9
Other expense	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Interest income	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.7	0.7	0.8	0.8	0.8	1.0	0.7	0.4

Income before income taxes and minority interest	1.9	1.3	(0.7)	2.1	0.8	0.2	0.5	1.5
Income tax (benefit) expense	0.1	0.1	0.1	0.3	0.4	0.0	0.1	0.2
Minority interest, net of tax	0.0	0.0	0.0	—	0.0	0.0	0.0	—

Net income	1.8%	1.2%	(0.8)%	1.8%	0.4%	0.2%	0.4%	1.3%

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

We completed construction of our new manufacturing facilities in Uzhgorod, Ukraine in the first quarter of fiscal year 2008 and in Huangpu, China in the second quarter of fiscal year 2008. We also completed construction of an additional facility in Chennai, India during the second quarter of fiscal year 2008 and commenced operations in this facility during the third quarter of fiscal year 2008. We completed construction of an expansion to our existing facilities in Kwidzyn, Poland during the fourth quarter of fiscal year 2008 and Ranjangaon, India during the third quarter of fiscal year 2008. We began expansion to an existing facility in Penang, Malaysia in the third quarter of fiscal year 2008 and have substantially completed construction during the fourth quarter of fiscal year 2008.

As discussed in Note 7 – “Business Acquisitions” to the Consolidated Financial Statements, we entered into a merger agreement on November 22, 2006 with Green Point, pursuant to which Green Point agreed to merge with and into an existing Jabil entity in Taiwan. The legal merger was effective on April 24, 2007. The legal merger was primarily achieved through a tender offer that we made to acquire 100% of the outstanding shares of Green Point for 109.0 New Taiwan dollars per share. The tender offer was launched on November 23, 2006 and remained open for a period of 50 days. During the tender offer period, we acquired approximately 260.9 million shares, representing 97.6% of the outstanding shares of Green Point. On January 16, 2007, we paid cash in the amount of approximately $870.7 million (in U.S. dollars) to acquire the tendered shares. Subsequent to the completion of the tender offer and prior to the completion of the acquisition, we acquired approximately 2.1 million Green Point shares in block trades for a price of 109.0 New Taiwan dollars per share (or an approximate total of $7.0 million in U.S. dollars). On April 24, 2007, pursuant to the November 22, 2006 merger agreement, we acquired the approximately 4.1 million remaining outstanding Green Point shares that were not tendered during the tender offer period, for 109.0 New Taiwan dollars per share (or an approximate total of $13.3 million in U.S. dollars). In total, we paid a total cash amount of approximately $891.0 million in U.S. dollars to complete the merger with Green Point. To fund the acquisition, we entered into a $1.0 billion, 364-day senior unsecured bridge loan facility with a syndicate of banks on December 21, 2006. See Note 7 – “Business Acquisitions” included in our Consolidated Financial Statements for further discussion. The financial results of Green Point were included in our Consolidated Financial Statements beginning on January 16, 2007. We recorded a minority interest in our Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that were acquired on April 24, 2007.

On October 17, 2007, one of our Italian subsidiaries entered into an agreement to acquire certain manufacturing operations of Nokia Siemens Networks S.p.A. (“NSN”). The acquired manufacturing operations relate to two of NSN’s existing facilities in Cassina de Pecchi and Marcianise, Italy. The agreement, which was effective November 1, 2007, includes the purchase of certain assets, including machinery, equipment and inventory, and the assumption of certain employee related liabilities. The parties also entered into a manufacturing agreement, pursuant to which we will continue to build products that are currently manufactured at these facilities. We acquired these manufacturing operations to enhance our global standing as a leading provider of telecommunications infrastructure hardware. See Note 7 – “Business Acquisitions” included in our Consolidated Financial Statements for further discussion.

Seasonality

Production levels for our Consumer division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season.

Liquidity and Capital Resources

At August 31, 2008, we had cash and cash equivalent balances totaling $773.0 million, total notes payable, long-term debt and capital lease obligations of $1.4 billion and $937.5 million available for borrowing under our revolving credit facilities and amounts available under our accounts receivable securitization programs.

The following table sets forth, for the fiscal year ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
Net cash provided by operating activities	$411,865	$183,889	$448,176
Net cash used in investing activities	(384,720)	(1,054,422)	(417,470)
Net cash provided by (used in) financing activities	93,137	715,140	(67,906)
Effect of exchange rate changes on cash	(10,984)	45,455	14,692

Net (decrease) increase in cash and cash equivalents	$109,298	$(109,938)	$(22,508)

Net cash provided by operating activities for fiscal year 2008 was $411.9 million. This consisted primarily of $133.9 million of net income, $276.3 million of depreciation and amortization, $54.8 million of non-cash restructuring charges, $36.4 million of non-cash stock-based compensation expense, increases in accounts payable and accrued expenses of $119.9 million, and increases in income taxes payable of $52.0 million. The increase in accounts payable and accrued expenses was due primarily to the timing of purchases in the fourth quarter of fiscal year 2008. The increase in income taxes payable was primarily due to additional unrecognized tax benefits being recorded and the timing of certain income tax payments. These sources of cash were partially offset by $67.4 million in deferred income taxes, a $27.6 million increase in inventory, a $60.8 million increase in accounts receivable, and a $92.7 million increase in prepaid expenses and other assets. The increase in inventory was due primarily to the pre-positioning of inventory in anticipation of forecasted first quarter demand. The increase in accounts receivable was due primarily to a reduction in the sale of receivables under our North American securitization program in the amount of $47.3 million. The increase in prepaid expenses and other assets primarily relates to the recording of a note receivable due from a customer.

Net cash used in investing activities for fiscal year 2008 was $384.7 million. This consisted of net cash of $58.2 million primarily paid for the acquisition of certain manufacturing operations of NSN and our capital expenditures of $337.5 million for manufacturing and computer equipment to support our ongoing business across all segments and for expansion activities in Asia and Eastern Europe. These expenditures were partially offset by $11.0 million of proceeds from the sale of certain excess property, plant and equipment.

Net cash provided by financing activities for fiscal year 2008 was $93.1 million. This resulted from our receipt of approximately $4.5 billion of proceeds from borrowings under debt agreements, which primarily included an aggregate of $3.1 billion of borrowings under the revolving portion of the Credit Facility, $394.2 million of net proceeds from the 8.250% Senior Notes, and $364.3 million of borrowings under our short-term Indian working capital facilities. In addition we obtained proceeds of $16.5 million upon the issuance of common stock under option plans and employee stock purchase plans. This was offset by approximately $4.4 billion of payments toward debt agreements during fiscal year 2008, which primarily included repayments of an aggregate of $3.1 billion of borrowings under the revolving portion of the Credit Facility, $400.0 million toward repayment of borrowings under the Bridge Facility, and $350.5 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition we paid $58.6 million of dividends to stockholders during fiscal year 2008. See Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have approximately $855.0 million of securities registered with the SEC under our shelf registration statement. The Securities Act of 1933 (the “Act”) Offering Reform has significantly modified the registration and offering process under the Act. Promptly after filing this Annual Report on Form 10-K, as a result of our existing “shelf” registration statement expiring December 1, 2008, we anticipate terminating our existing “shelf” registration statement and filing a new “shelf’ registration statement under these simplified registration procedures. The new “shelf” registration statement will register the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time, to augment our liquidity and capital resources.

During the second quarter of fiscal year 2004, we entered into our North American asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $280.0 million and extended the program until March 19, 2009. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.35% per annum of 102% of the average purchase limit and program fees of up to 0.275% of the average daily outstanding amounts. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. As of August 31, 2008, we had sold $344.2 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $242.0 million and retained an interest in the receivables of approximately $102.2 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $11.9 million, $15.9 million and $11.9 million during the fiscal years ended August 31, 2008, 2007 and 2006, respectively, which are recorded as other expense on the Consolidated Statement of Earnings.

During the third quarter of fiscal year 2008, we entered into our foreign asset-backed securitization program with a bank conduit. In connection with the securitization program certain foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. At August 31, 2008, we had $170.9 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 3.9% plus a fixed spread during the fiscal year ended August 31, 2008 on the Consolidated Statement of Earnings.

Our North American and foreign asset-backed securitization programs expire on March 19, 2009 and April 6, 2009, respectively. While we have historically been able to renew such asset-backed securitization programs on similar terms, market conditions at the time our current programs expire may prevent us from doing so. In such an event we would be required to seek other forms of borrowing on more acceptable terms, or increase our borrowing under the revolving credit portion of our Credit Facility, which would decrease our flexibility to make acquisitions and capital expenditures, and also decrease the amount otherwise available for general corporate purposes.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Earnings in the period of the sale. The factoring agreement expired in April 2008 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At August 31, 2008, we had sold $29.4 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $29.4 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.2 million, $0.2 million and $0.1 million for the fiscal years ended August 31 2008, 2007 and 2006, respectively.

Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2008 and 2007 are summarized below (in thousands).

	August 31, 2008	August 31, 2007
5.875% Senior Notes due 2010 (a)	$298,198	$297,215
8.250% Senior Notes due 2018 (b)	396,377	—
Short-term factoring debt (c)	617	8,440
Borrowings under credit facilities (d)	55,579	42,421
Borrowings under loans (e)	423,064	446,663
Borrowings under unsecured bridge credit agreement (f)	—	400,000
Financing obligation related to sale-leaseback transaction (g)	—	5,285
Green Point debt obligations (h)	24,583	62,140
Securitization program obligations (i)	170,975	—
Miscellaneous borrowings	17	29

Total notes payable, long-term debt and long-term lease obligations	$1,369,410	$1,262,193
Less current installments of notes payable, long-term debt and long-term lease obligations	269,937	501,716

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,099,473	$760,477

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) set in arrears, plus a fixed spread of 1.945%. In exchange, we received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Consolidated Balance Sheet at the termination date. In addition, we had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, we made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet will be amortized to operations through interest expense over the remaining term of the debt.

(b)

During the second and third quarters of fiscal year 2008, we completed our offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On June 18, 2008, we commenced an offer to exchange the outstanding unregistered 8.250% Notes for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.25% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest. Upon completion of the exchange offer on July 18, 2008, all outstanding unregistered notes were exchanged. The 8.250% Senior Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee (the “Indenture”), as supplemented by the Officers’ Certificates dated January 16, 2008 and May 19, 2008, that were delivered by certain of our officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture.

The 8.250% Senior Notes will mature on March 15, 2018. Interest on the 8.250% Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease, as provided in the 8.250% Senior Notes. The 8.250% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

The Indenture contains certain covenants, including, but not limited to, covenants limiting our ability and/or our subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (applicable only to our “restricted subsidiaries”); guarantee any of our indebtedness (applicable only to our subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to another person. The Indenture also contains a covenant regarding our repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Consolidated Balance Sheet. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Earnings during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Consolidated Balance Sheet. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Earnings. The effective portion of the swaps remaining on our Consolidated Balance Sheet will be amortized to interest expense on the Consolidated Statement of Earnings over the life of the 8.250% Senior Notes.

(c)	During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in our Consolidated Balance Sheet until the cash is received by the Purchaser from our customer for the trade accounts receivable. Accordingly, we have a liability of $0.6 million recorded on our Consolidated Balance Sheet at August 31, 2008 related to cash that we have received from the Purchaser for specific trade accounts receivable, but for which our customer has not remitted payment yet.

(d)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees and Japanese yen, as well as U.S. dollars. At August 31, 2008, these credit facilities incur interest at both fixed and variable rates ranging from 3.3% to 6.4% and range in outstanding amounts from $2.0 million to $25.6 million.

(e)	During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At August 31, 2008, $8.5 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.1 million based on currency exchange rates at August 31, 2008.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2008, borrowings of 10.1 million Euros (approximately $14.8 million based on currency exchange rates at August 31, 2008) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, we entered into the five year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During fiscal year 2008, we borrowed $3.1 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the fiscal year. During the fourth quarter of fiscal year 2007 a draw in the amount of $400.0 million was made under the term portion of the Credit Facility. At August 31, 2008, $380.0 million remains outstanding under the term portion of the Credit Facility.

In addition to the loans described above, at August 31, 2008 we have additional loans outstanding to fund working capital needs. These additional loans total approximately $10.6 million and are denominated in various foreign currencies including Indian rupees and Euros. Approximately $1.5 million of this total is due and payable within 12 months and is classified as short term on the Consolidated Balance Sheet. The remaining $9.1 million is classified as long term on the Consolidated Balance Sheet and will be due and payable in April 2011.

(f)	During the second quarter of fiscal year 2007, we entered into a $1.0 billion Bridge Facility. Of the Bridge Facility, $900.0 million was designated for use by us as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point and to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility, which is now terminated, was a revolving facility to be used for our general corporate purposes. Interest and fees on the Bridge Facility advances were based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Prior to the amendment of the Bridge Facility as described below, interest was charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represented the applicable LIBOR, each as more fully defined in the Bridge Facility. Prior to the amendment of the Bridge Facility as described below, the applicable margin for the base rate and the Eurocurrency rate could be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remained outstanding. Fees included unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Prior to the amendment of the Bridge Facility as described below, based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s, the rate of interest on a full Eurocurrency rate draw (including the step-up) would have been 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility required compliance with several financial and other covenants, and we were never in default of any of these covenants. On December 20, 2007, we amended (the “Amendment”) our Bridge Facility. As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that was available only if the Company had fully drawn on the revolving credit portion of the Credit Facility and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”).

The Amendment specified that the proceeds of the revolving credit advances under the Amended Bridge Facility were to be used for our general corporate purposes and for those of our subsidiaries. Pursuant to the Amendment, interest and fees on advances under the Amended Bridge Facility continued to be based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. The interest rate was increased, such that interest was charged at either a rate equal to 0.3% to 1.5% above the base rate or a rate equal to 1.3% to 2.5% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.5% plus the federal funds rate, and the Eurocurrency rate represented the applicable LIBOR, each as more fully defined in the Amended Bridge Facility. The applicable interest rate, whether based on the base rate or the Eurocurrency rate, was to have been increased by 0.25% on and after March 20, 2008. Fees included extension fees payable on March 20, 2008 and unused commitment fees based on the amount of the lenders’ commitments minus the principal amounts of any outstanding advances made by the lenders. Based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s at the date of termination of the Amended Bridge Facility, the then current rate of interest (excluding the unused commitment fees and other fees) on a base rate draw would have been 0.5% above the base rate or on a Eurocurrency rate draw 1.5% above the Eurocurrency rate, as defined above.

On February 13, 2008, the Amended Bridge Facility was terminated.

(g)

During the third quarter of fiscal year 2006, we entered into a sale-leaseback transaction involving our facility in Ayr, Scotland. During the sale-leaseback period, we continued to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which required quarterly lease payments of

62.5 thousand pounds sterling (approximately $123.6 thousand based on currency exchange rates at May 31, 2008). We received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to our continuing involvement in the property, we were precluded from recording the transaction as a sale under U.S. GAAP. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments was recorded as interest expense, based on an effective yield of 5.875%, and the remainder was recorded as a reduction of the financing obligation. During the third quarter of fiscal year 2008, we cancelled the lease contract with the third-party purchaser which resulted in the reversal of the financing obligation, offset by the reversal of related plant, property and equipment. At August 31, 2008, the balance of the financing obligation has been fully reversed.

(h)	Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2008 approximately $1.0 million of debt is outstanding under these short term facilities with an interest rate of 2.9%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. At August 31, 2008 approximately $19.1 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At August 31, 2008, approximately $23.6 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.6% to 4.0%. Approximately $5.0 million of this total is due and payable within 12 months and is classified as short term on the Consolidated Balance Sheet. The remaining $18.6 million will mature at various dates through July 2012 and is classified as long term on the Consolidated Balance Sheet.

(i)	During the third quarter of fiscal year 2008, we entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The securitization program expires on April 6, 2009. At August 31, 2008, we had $170.9 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 3.9% plus a fixed spread during the fiscal year ended August 31, 2008 in our Consolidated Statement of Earnings.

At August 31, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization programs.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $250.0 million to $300.0 million, principally for machinery and equipment; expansion of existing manufacturing sites and the completion of new manufacturing sites in Eastern Europe, Asia and the U.S.; the expansion of our corporate headquarters and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of August 31, 2008 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,369,410	$269,937	$379,765	$323,331	$396,377
Future interest on notes payable and long-term debt	413,426	68,082	113,929	79,615	151,800
Operating lease obligations	205,086	50,709	62,069	39,206	53,102
Estimated future benefit plan payments	67,196	5,264	10,832	12,146	38,954

Total contractual cash obligations	$2,055,118	$393,992	$566,595	$454,298	$640,233

At August 31, 2008, we have $3.4 million recorded as a current liability for uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $81.0 million has not been included in the contractual obligations table.

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

The aggregate notional amount of outstanding contracts at August 31, 2008 was $1.7 billion. The fair value of these contracts amounted to a $31.1 million asset recorded in prepaid and other current assets and a $6.4 million liability recorded in accrued expenses on the Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2008. Upon expiration of the contracts the change in fair value will be reflected in cost of revenue on the Consolidated Statement of Earnings. The forward contracts are denominated in Brazilian real, British pounds, Chinese yuan renminbi, Euro dollars, Indian rupee, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zloty, Singapore dollars, Taiwanese dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2008, we had no outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $622.3 million in borrowings outstanding under these facilities at August 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2008. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. Management’s report on internal control over financial reporting as of August 31, 2008 is incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2008, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended August 31, 2008, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth in Items 9(a), (b) and (c) above, notwithstanding those improvements and modifications.

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

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of August 31, 2008 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our consolidated financial statements beginning in November 2007, representing $217.0 million of total assets at August 31, 2008 and $353.0 million of net revenue for the fiscal year ended August 31, 2008. As part of our integration of NSN, we continue to evaluate NSN’s internal controls over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to August 31, 2008, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2008.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2008.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2008.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2008.

Equity Compensation Plan Information

Equity compensation plans approved by security holders:	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1992 Stock Option Plan	3,300,126	$22.31	NA
2002 Stock Option Plan	12,927,869	$24.68	6,639,982
2002 CSOP Plan	93,950	$18.22	391,167
2002 FSOP Plan	144,370	$23.76	231,490
2002 Employee Stock Purchase Plan	NA	NA	583,612
Restricted Stock Awards	5,989,884	NA	NA

Total	22,456,199		7,846,251

See Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2008.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Auditors – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 70 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 70 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of Nokia Siemens Networks S.p.A. (“NSN”). The scope of our evaluation of internal control over financial reporting as of August 31, 2008 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in the Company’s consolidated financial statements beginning in November 2007, representing $217.0 million of total assets at August 31, 2008 and $353.0 million of net revenue for the fiscal year ended August 31, 2008. As part of our integration of NSN, we continue to evaluate NSN’s internal controls over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to August 31, 2008, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2008, the Company maintained effective internal control over financial reporting.

KPMG LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jabil Circuit, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Jabil Circuit, Inc. acquired certain manufacturing operations of Nokia Siemens Networks S.p.A. (“NSN”) during the year ended August 31, 2008, and management excluded from its assessment of the effectiveness of Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2008, NSN’s internal control over financial reporting associated with total assets of approximately $217.0 million and total revenues of approximately $353.0 million included in the consolidated financial statements of Jabil Circuit, Inc. and subsidiaries as of and for the year ended August 31, 2008. Our audit of internal control over financial reporting of Jabil Circuit, Inc. also excluded an evaluation of internal control over financial reporting of NSN.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2008 and the related schedule, and our report dated October 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

October 27, 2008

Tampa, Florida

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of August 31, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 27, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

October 27, 2008

Tampa, Florida

Certified Public Accountants

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents (note 1)	$772,923	$663,625
Trade accounts receivable, net of allowance for doubtful accounts of $10,116 in 2008 and $10,559 in 2007 (note 1 and 2)	1,475,530	1,352,383
Inventories (note 3)	1,528,862	1,374,400
Prepaid expenses and other current assets	293,070	231,797
Income taxes receivable	24,535	22,132
Deferred income taxes (note 4)	44,217	21,956

Total current assets	4,139,137	3,666,293
Property, plant and equipment, net of accumulated depreciation of $1,079,719 at August 31, 2008 and $914,368 at August 31, 2007 (note 5)	1,392,479	1,261,481
Goodwill (notes 6 and 7)	1,119,110	1,124,484
Intangible assets, net of accumulated amortization of $87,242 at August 31, 2008 and $93,688 at August 31, 2007 (notes 6 and 7)	172,835	146,592
Deferred income taxes (note 4)	155,508	89,562
Other assets	53,068	6,820

Total assets	$7,032,137	$6,295,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 8)	$269,937	$501,716
Accounts payable	2,218,969	2,001,508
Accrued compensation and employee benefits	230,608	144,486
Other accrued expenses (notes 9 and 10)	299,231	282,992
Income taxes payable	25,897	58,127
Deferred income taxes (note 4)	2,998	2,018

Total current liabilities	3,047,640	2,990,847
Notes payable, long-term debt and long-term lease obligations less current installments (note 8)	1,099,473	760,477
Other liabilities (note 9 and 10)	71,442	78,538
Income tax liability (note 4)	81,044	—
Deferred income taxes (note 4)	9,409	13,677

Total liabilities	4,309,008	3,843,539

Minority interest	7,404	8,682

Commitments and contingencies (note 11)
Stockholders’ equity (note 12):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 206,380,171 shares in 2008, and 204,574,679 shares in 2007	215	212
Additional paid-in capital	1,406,378	1,340,687
Retained earnings	1,210,417	1,131,403
Accumulated other comprehensive income	301,401	170,960
Treasury stock at cost, 8,574,737 in 2008 and 8,418,700 shares in 2007	(202,686)	(200,251)

Total stockholders’ equity	2,715,725	2,443,011

Total liabilities and stockholders’ equity	$7,032,137	$6,295,232

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2008	2007	2006
Net revenue (note 13)	$12,779,703	$12,290,592	$10,265,447
Cost of revenue	11,911,902	11,478,562	9,500,547

Gross profit	867,801	812,030	764,900
Operating expenses:
Selling, general and administrative	491,324	491,967	382,210
Research and development	32,984	36,381	34,975
Amortization of intangibles (note 6)	37,288	29,347	24,323
Restructuring and impairment charges (note 10)	54,808	72,396	81,585

Operating income	251,397	181,939	241,807
Other expense	11,902	15,888	11,918
Interest income	(12,014)	(14,531)	(18,734)
Interest expense	94,316	86,069	23,507

Income before income taxes and minority interest	157,193	94,513	225,116
Income tax expense (note 4)	25,119	21,401	60,598
Minority interest, net of income tax benefit of $(95) and $0, respectively	(1,818)	(124)	—

Net income	$133,892	$73,236	$164,518

Earnings per share:
Basic	$0.65	$0.36	$0.79

Diluted	$0.65	$0.35	$0.77

Common shares used in the calculations of earnings per share:
Basic	205,275	203,779	207,413

Diluted	206,158	206,972	212,540

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2008	2007	2006
Net income	$133,892	$73,236	$164,518
Other comprehensive income:
Foreign currency translation adjustment	140,986	70,350	41,940
Change in fair market value of derivative instruments, net of tax	(17,017)	(7,190)	—
Change in minimum pension liability, net of tax (note 9)	—	(2,098)	(8,939)
Net actuarial gains, net of tax (note 9)	5,275	—	—
Net prior service cost, net of tax (note 9)	(39)	—	—
Amortization of loss on hedge arrangements, net of tax	1,236	—	—

Comprehensive income	$264,333	$134,298	$197,519

As a result of adopting the recognition principles of SFAS 158 on August 31, 2007, the Company recorded a $3.2 million adjustment to accumulated other comprehensive income, net of a $1.3 million tax benefit. In accordance with SFAS 158, this adjustment has been excluded from the above presentation of comprehensive income for fiscal year 2007.

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares Outstanding	Par Value
Balance at August 31, 2005	204,492,131	$204	$1,093,741	$980,667	$(8,774)	$80,103	$—	$2,145,941

Shares issued upon exercise of stock options (note 12)	6,355,777	6	120,080	—	—	—	—	120,086
Shares issued under employee stock purchase plan (note 12)	485,648	1	11,556	—	—	—	—	11,557
Issuance of restricted stock awards	16,500	—	—	—	—	—	—	—
Treasury shares purchased (note 12)	(8,418,700)	—	—	—	—	—	(200,251)	(200,251)
Reversal of unearned compensation upon adoption of SFAS 123R (note 12)	—	—	(8,774)	—	8,774	—	—	—
Adjustment for non-employee stock awards to be reclassified as a liability (note 1)	—	—	(879)	—	—	—	—	(879)
Recognition of stock-based compensation (notes 1 and 12)	—	—	43,848	—	—	—	—	43,848
Tax benefit of options exercised	—	—	5,810	—	—	—	—	5,810
Declared dividends (note 12)	—	—	—	(29,150)	—	—	—	(29,150)
Comprehensive income	—	—	—	164,518	—	33,001	—	197,519

Balance at August 31, 2006	202,931,356	$211	$1,265,382	$1,116,035	$—	$113,104	$(200,251)	$2,294,481

Shares issued upon exercise of stock options (note 12)	860,328	1	12,751	—	—	—	—	12,752
Shares issued under employee stock purchase plan (note 12)	623,770	—	12,360	—	—	—	—	12,360
Exchange of share-based compensation awards in connection with business combination.	—	—	182	—	—	—	—	182
Issuance of restricted stock awards (note 12)	159,225	—	—	—	—	—	—	—
Recognition of stock-based compensation (notes 1 and 12)	—	—	43,287	—	—	—	—	43,287
Tax benefit of options exercised	—	—	6,725	—	—	—	—	6,725
Declared dividends (note 12)	—	—	—	(57,868)	—	—	—	(57,868)
Comprehensive income	—	—	—	73,236	—	61,062	—	134,298
Adjustment to initially adopt SFAS 158, net of tax (note 9)	—	—	—	—	—	(3,206)	—	(3,206)

Balance at August 31, 2007	204,574,679	$212	$1,340,687	$1,131,403	$—	$170,960	$(200,251)	$2,443,011

Shares issued upon exercise of stock options (note 12)	652,300	2	5,928	—	—	—	—	5,930
Shares issued under employee stock purchase plan (note 12)	824,498	1	10,546	—	—	—	—	10,547
Exchange of share-based compensation awards in connection with business combination.	—	—	(140)	—	—	—	—	(140)
Issuance of restricted stock awards (note 12)	484,731	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans (note 12)	(156,037)	—	—	—	—	—	(2,435)	(2,435)
Recognition of stock-based compensation (notes 1 and 12)	—	—	36,833	—	—	—	—	36,833
Tax benefit of options exercised	—	—	12,524	—	—	—	—	12,524
Declared dividends (note 12)	—	—	—	(58,813)	—	—	—	(58,813)
Comprehensive income	—	—	—	133,892	—	130,441	—	264,333
Adjustment to initially adopt FIN 48 (note 4)	—	—	—	3,935	—	—	—	3,935

Balance at August 31, 2008	206,380,171	$215	$1,406,378	$1,210,417	$—	$301,401	$(202,686)	$2,715,725

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$133,892	$73,236	$164,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,311	239,702	198,676
Recognition of deferred grant proceeds	(13)	(13)	(507)
Amortization of discount on note receivable	—	—	(1,402)
Minority interest, net of tax	(1,818)	43	—
Recognition of stock-based compensation	36,404	43,287	43,848
Deferred income taxes	(67,448)	(32,146)	9,212
Non-cash restructuring charges	54,810	72,396	80,707
Provision for doubtful accounts	(443)	7,956	3,203
Excess tax benefit from options exercised	(12,524)	(6,725)	(5,810)
Loss (gain) on sale of property	1,883	1,461	(3,641)
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	(60,788)	126,017	(299,369)
Inventories	(27,602)	201,546	(577,934)
Prepaid expenses and other current assets	(45,541)	(82,418)	(38,865)
Other assets	(47,206)	7,486	(969)
Accounts payable and accrued expenses	119,906	(482,824)	868,240
Income taxes payable	52,042	14,885	8,269

Net cash provided by operating activities	411,865	183,889	448,176

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(58,243)	(771,898)	(166,686)
Acquisition of property, plant and equipment	(337,502)	(302,190)	(279,861)
Proceeds from sale of property, plant and equipment	11,025	19,666	29,077

Net cash used in investing activities	(384,720)	(1,054,422)	(417,470)

Cash flows from financing activities:
Borrowings under debt agreements	4,550,460	4,448,585	487,010
Payments toward debt agreements and capital lease obligations	(4,427,688)	(3,707,678)	(477,263)
Dividends paid to stockholders	(58,634)	(57,604)	(14,855)
Payments to acquire treasury stock	—	—	(200,251)
Net proceeds from issuance of common stock under option and employee purchase plans	16,475	25,112	131,643
Excess tax benefit of options exercised	12,524	6,725	5,810

Net cash provided by (used in) financing activities	93,137	715,140	(67,906)

Effect of exchange rate changes on cash	(10,984)	45,455	14,692

Net increase (decrease) in cash and cash equivalents	109,298	(109,938)	(22,508)
Cash and cash equivalents at beginning of period	663,625	773,563	796,071

Cash and cash equivalents at end of period	$772,923	$663,625	$773,563

Supplemental disclosure information:
Interest paid	$84,687	$96,892	$33,461

Income taxes paid, net of refunds received	$42,801	$31,458	$37,660

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.

Significant accounting policies followed by the Company are as follows:

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company, and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the information have been included. Certain amounts in the prior periods’ financial statements have been reclassified to conform to current period presentation.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2008 and 2007 there were no cash equivalents. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

d. Inventories

Inventories are stated at the lower of cost (the first in, first out (FIFO) method for manufacturing operations and the average method for aftermarket services operations) or market.

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

Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as liabilities on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statement of Earnings. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statement of Earnings as a component of operating income.

f. Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and SFAS 142 the Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful life. In accordance with SFAS 142, the Company tests goodwill for impairment at least annually or more frequently under certain circumstances, using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering events. Furthermore, SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

g. Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS 144”), long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.

h. Revenue Recognition

The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented in the Company’s Consolidated Statement of Earnings on a net basis.

i. Accounts Receivable

Accounts receivable consist of trade receivables, note receivables and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customer to make required payments. Bad debts are charged to this reserve after all attempts to collect the balance are exhausted. Allowances of $10.1 million and $10.6 million were recorded at August 31, 2008 and 2007, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

j. Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its deferred tax assets to the amounts that is more likely than not to be realized. The Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.

In June of 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of September 1, 2007. As a result of the adoption of FIN 48, the Company recognized an increase to retained earnings of $3.9 million, an increase to goodwill of $3.4 million and a net decrease to accrued liabilities of $0.5 million as of September 1, 2007.

k. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2008	2007	2006
Numerator:
Net income	$133,892	$73,236	$164,518

Denominator:
Weighted-average common shares outstanding – basic	205,275	203,779	207,413
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	619	2,170	4,925
Dilutive unvested common shares associated with restricted stock awards	264	1,023	202

Weighted-average shares outstanding – diluted	206,158	206,972	212,540

Earnings per common share:
Basic	$0.65	$0.36	$0.79

Diluted	$0.65	$0.35	$0.77

For the years ended August 31, 2008, 2007 and 2006, options to purchase 7,215,482, 3,602,098, and 698,427 shares of common stock, respectively, were outstanding during the respective periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standard No. 128, Earnings Per Share (“SFAS 128”). In accordance with the contingently issuable shares provision of SFAS 128, 2,874,372, 1,699,131, and 788,326 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation of earnings per share for the fiscal years ended August 31, 2008, 2007 and 2006, respectively, because all the necessary conditions for vesting have not been satisfied. In addition, for the fiscal years ended August 31, 2008, 2007 and 2006, 7,990,732, 5,762,028, and 2,598,784 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price; therefore, their effect would be anti-dilutive.

l. Foreign Currency Transactions

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, for the Company’s foreign subsidiaries that use a currency other than the U.S. dollar as their functional currency, the assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at the average exchange rate for the period. The effects of these translation adjustments are reported in other comprehensive income. Gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved and remeasurement adjustments for foreign operations where the U.S. dollar is the functional currency are included in operating income.

m. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. The carrying amounts of cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of debt outstanding pursuant to bank agreements, excluding the 5.875% senior notes (the “5.875% Senior Notes”), approximates fair value as interest rates on these instruments approximates current market rates. The estimated fair value of the 5.875% Senior Notes based upon current market rates was approximately $295.5 million and $297.0 million at August 31, 2008 and 2007, respectively. The estimated fair value of the 8.250% Senior Notes based upon current market rates was approximately $391.0 million at August 31, 2008.

n. Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a Company matching contribution. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $25.6 million, $24.3 million, and $31.8 million for the years ended August 31, 2008, 2007 and 2006, respectively.

o. Stock-Based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), for its share-based compensation plans. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period.

The Company applies a lattice valuation model for all stock options and stock appreciation rights (collectively known as “Options”), excluding shares granted under the Company’s employee stock purchase plan (“ESPP”), granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company uses the Black-Scholes model for valuing the shares granted under the ESPP and Options granted prior to September 1, 2005. Compensation for restricted stock awards is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $30.6 million, $32.5 million and $32.4 million of stock-based compensation expense in the Consolidated Statements of Earnings for the fiscal years ended August 31, 2008, 2007, and 2006, respectively, net of related tax effects of $5.8 million, $10.8 million and $11.5 million, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2008, $0.3 million of stock-based compensation was classified as inventory costs on the Consolidated Balance Sheet.

During the fiscal year ended August 31, 2007, the Company recorded an additional $4.9 million of compensation expense in the Consolidated Statements of Earnings, as a result of agreeing to pay certain 2006 personal tax liabilities incurred by certain option holders who have exercised Section 409A Affected Options as defined under Internal Revenue Code Section 409A.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At August 31, 2008 and 2007, $0.2 million and $0.5 million, respectively, related to non-employee stock option awards was classified as a liability on the Company’s Consolidated Balance Sheet and a gain of $0.3 million and $0.3 million was recorded in the Consolidated Statement of Earnings for the twelve months ended August 31, 2008 and 2007, respectively, resulting from remeasurement of the awards.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the fiscal year ended August 31, 2008, 2007 and 2006 was $16.5 million, $25.1 million, and $131.6 million, respectively. The proceeds for the fiscal year ended August 31, 2008 were offset by $2.4 million of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 156,037 shares of the Company’s common stock. The amount has been classified as treasury stock on the Consolidated Balance Sheet. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

As described in Note 11 – “Commitments and Contingencies”, in connection with certain historical stock option grants the Company is involved in a putative shareholder class action and a Securities and Exchange Commission (“SEC”) informal inquiry, and has received a subpoena from the U.S. Attorney’s office for the

Southern District of New York. The Company has cooperated and intends to continue to cooperate with the SEC and the U.S. Attorney’s office. The Company cannot, however, predict the outcome of the litigation or those investigations.

See Note 12 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

p. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income consists of the following (in thousands):

	August 31,
	2008	2007
Foreign currency translation adjustment	$341,479	$202,491
Actuarial loss, net of tax	(16,897)	(24,184)
Prior service cost, net of tax	(209)	(157)
Cash flow hedge mark to market adjustment, net of tax	(24,208)	(7,190)
Amortization of loss on hedge arrangements, net of tax	1,236	—

	$301,401	$170,960

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2008 are net of a tax benefit of $6.5 million and $0.2 million, respectively. The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2007 are net of a tax benefit of $9.3 million and $0.2 million, respectively. The cash flow hedge mark to market adjustment and related amortization of loss on hedge arrangements recorded to accumulated other comprehensive income during the fiscal year ended August 31, 2008 and 2007 is net of a tax benefit of $14.8 million and $4.6 million, respectively.

q. Derivative Instruments

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

r. Intellectual Property Guarantees

The Company’s turnkey solutions products may compete against the products of original design manufacturers and those of electronic product companies, many of whom may own the intellectual property rights underlying those products. As a result, the Company could become subject to claims of intellectual property infringement. Additionally, customers for the Company’s turnkey solutions services typically require that the Company indemnify them against the risk of intellectual property infringement. The Company has no liabilities recorded at August 31, 2008 related to intellectual property infringement claims.

2. Accounts Receivable Securitizations

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

At August 31, 2008, the Company had sold $344.2 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $242.0 million and retained an interest in the receivables of approximately $102.2 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $11.9 million, $15.9 million and $11.9 million during the fiscal years ended August 31, 2008, 2007 and 2006, respectively, which are recorded as an other expense on the Consolidated Statement of Earnings.

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

At August 31, 2008, the Company had $170.9 million of debt outstanding under the program. In addition, the Company incurred interest expense at a variable rate of approximately 3.9% plus a fixed spread during the fiscal year ended August 31, 2008 in its Consolidated Statement of Earnings.

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

At August 31, 2008, the Company had sold $29.4 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $29.4 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.2 million, $0.2 million, $0.1 million for the fiscal years ended August 31, 2008, 2007 and 2006.

In July 2007, the Company entered into a second agreement with another unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Consolidated Balance Sheet until the cash is received by the Purchaser from the Company’s customer for the trade accounts receivable. Accordingly, a liability of $0.6 million was recorded on the Company’s Consolidated Balance Sheet at August 31, 2008 related to cash that the Company received from the Purchaser for specific trade accounts receivable, but for which the Company’s customer has not remitted payment yet.

3. Inventories

Inventories consist of the following (in thousands):

	August 31,
	2008	2007
Raw materials	$1,070,163	$912,577
Work in process	277,699	275,993
Finished goods	181,000	185,830

	$1,528,862	$1,374,400

4. Income Taxes

Income tax expense amounted to $25.1 million, $21.4 million and $60.6 million for the years ended August 31, 2008, 2007 and 2006, respectively (an effective rate of 16.0%, 22.6% and 26.9%, respectively). The actual expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. federal corporate tax rate of 35% to earnings before income taxes and minority interest) as follows (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
Computed “expected” tax expense	$55,018	$33,080	$78,791
State taxes, net of federal benefit	863	(101)	(662)
Federal effect of state net operating losses and tax credits	88	(219)	4,359
Impact of foreign tax rates	(58,756)	(40,869)	(86,172)
Permanent impact of non-deductible cost	18,205	10,482	11,645
Income tax credits	(6,466)	(4,980)	(11,112)
Changes in tax rates on deferred tax assets and liabilities	1,521	(1,286)	(239)
Valuation allowance	3,673	1,144	41,072
Equity compensation	6,168	5,786	3,570
Impact of intercompany charges	8,281	16,986	12,297
Non-taxable income	(7,797)	(277)	(478)
Other, net	4,321	1,655	7,527

Provision for income taxes	$25,119	$21,401	$60,598

Effective tax rate	16.0%	22.6%	26.9%

The domestic and foreign components of income before income taxes and minority interest were comprised of the following for the years ended August 31 (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
U.S.	$(14,322)	$(41,929)	$(42,498)
Foreign	171,515	136,442	267,614

	$157,193	$94,513	$225,116

The components of income taxes for the fiscal years ended August 31, 2008, 2007 and 2006 were as follows (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2008:	U.S. – Federal	$23,029	$(12,747)	$10,282
	U.S. – State	2,537	(917)	1,620
	Foreign	66,625	(53,408)	13,217

		$92,191	$(67,072)	$25,119

2007:	U.S. – Federal	$10,552	$(9,980)	$572
	U.S. – State	2,988	(1,781)	1,207
	Foreign	38,948	(19,326)	19,622

		$52,488	$(31,087)	$21,401

2006:	U.S. – Federal	$25,363	$(8,081)	$17,282
	U.S. – State	(3,222)	2,229	(993)
	Foreign	26,714	17,595	44,309

		$48,855	$11,743	$60,598

The Company has been granted tax incentives, including tax holidays, for its Brazilian, Chinese, Hungarian, Indian, Malaysian, and Polish subsidiaries. These tax incentives, including tax holidays, expire through 2017 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2008, 2007 and 2006, resulting in a tax benefit of approximately $48.7 million ($0.24 per basic share), $43.4 million ($0.21 per basic share), and $43.3 million ($0.21 per basic share), respectively.

The Company intends to indefinitely reinvest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $1.3 billion as of August 31, 2008. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended August 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforward	$199,596	$134,237
Trade accounts receivable, principally due to allowance for doubtful accounts	3,086	1,265
Grant receivable	73	76
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	8,888	5,978
Compensated absences, principally due to accrual for financial reporting purposes	6,191	6,313
Accrued expenses, principally due to accrual for financial reporting purposes	31,680	28,801
Accrued UK interest, deductible when paid	—	553
Property, plant and equipment, principally due to differences in depreciation and amortization	27,842	17,994
Foreign currency gains and losses	453	1,426
Foreign tax credits	18,820	8,759
Equity compensation – U.S.	36,182	30,779
Equity compensation – Foreign	5,171	3,099
Cash flow hedge	14,810	4,635
Other	12,114	6,415

Total gross deferred tax assets	364,906	250,330
Less valuation allowance	(121,008)	(117,275)

Net deferred tax assets	$243,898	$133,055

Deferred tax liabilities:
Intangible assets	51,270	26,328
Other	5,310	10,904

Deferred tax liabilities	$56,580	$37,232

Net current deferred tax assets were $41.2 million and $19.9 million at August 31, 2008 and 2007, respectively, and the net non-current deferred tax assets were $146.1 million and $75.9 million at August 31, 2008 and 2007, respectively.

The net change in the total valuation allowance for the fiscal years ended August 31, 2008 and 2007 was $3.7 million and $73.8 million, respectively. In addition, at August 31, 2008, the Company has gross tax effected net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $82.6 million, $9.8 million and $110.3 million, respectively, which are available to reduce future taxes, if any. These net operating loss carryforwards expire through the year 2027. The Company has gross state tax credits and federal foreign tax credits of $1.5 million and $18.8 million, respectively, for state and federal carry forward, which are available to reduce future taxes, if any. The state tax credits expire through the year 2017. Of the federal foreign tax credits, $11.8 million expire through 2018, and the years of expiration for the remaining $7.0 million cannot yet be determined.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

In June 2006, the FASB issued FIN 48 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to retained earnings of $3.9 million, an increase to goodwill of $3.4 million and a net decrease to accrued liabilities of $0.5 million on its Condensed Consolidated Balance Sheet.

At September 1, 2007, the Company had $50.4 million in unrecognized tax benefits, the recognition of which would have an effect of $26.5 million on the effective tax rate under the current guidance. Through August 31, 2008, the Company recognized $24.8 million of additional unrecognized tax benefits, for a total of $75.2 million in unrecognized tax benefits, the recognition of which would have an effect of $34.3 million on the effective tax rate under the current guidance.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal year ended August 31, 2008 is as follows (in thousands):

Amount
Balance at September 1, 2007	$50,360
Additions for tax positions of prior years	5,269
Additions for tax positions related to current year	12,350
Addition for tax positions related to acquired entities in prior years, offset to goodwill and deferred tax attributes	14,774
Cash settlements	(5,116)
Reductions from lapses in statutes of limitations	(233)
Reductions from settlements with taxing authorities	(2,306)
Foreign exchange rate adjustment	80

Balance at August 31, 2008	$75,178

Upon adoption of SFAS 141R, the recognition of the unrecognized tax benefits, which would have an effect on the effective tax rate, is estimated to increase to $39.3 million at September 1, 2007 and $56.1 million through August 31, 2008.

Included in the balance of unrecognized tax benefits at September 1, 2007 and August 31, 2008, is $16.6 million and $7.4 million, respectively, for which it is reasonably possible that the total amounts could significantly change during the next twelve months. These amounts at September 1, 2007 and August 31, 2008, primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $9.0 million and $1.8 million, respectively, in possible cash payments, and $7.6 million and $5.6 million, respectively, related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before August 31, 2003.

The Company records the liability for the unrecognized tax benefits as a long term income tax liability on the Consolidated Balance Sheet unless cash settlement is expected in the next 12 months.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of September 1, 2007, the Company’s accrued interest and penalties was approximately $4.6 and $8.9, respectively. Through August 31, 2008, the Company accrued an additional $3.4 million for interest and $2.3 million for penalties.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2008	2007
Land and improvements	$92,450	$93,914
Buildings	551,605	487,640
Leasehold improvements	107,302	67,904
Machinery and equipment	1,204,636	1,109,007
Furniture, fixtures and office equipment	84,042	57,074
Computer hardware and software	296,383	279,902
Transportation equipment	7,724	7,388
Construction in progress	128,056	73,020

	2,472,198	2,175,849
Less accumulated depreciation and amortization	1,079,719	914,368

	$1,392,479	$1,261,481

Depreciation expense of approximately $239.0 million, $210.4 million and $174.4 million was recorded for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

During the fiscal years ended August 31, 2008, 2007 and 2006, the Company capitalized approximately $4.8 million, $2.5 million and $1.6 million, respectively, in interest related to constructed facilities.

Maintenance and repair expense was approximately $69.6 million, $53.7 million, and $54.5 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

6. Goodwill and Other Intangible Assets

As discussed in Note 1(f) above, the Company accounts for goodwill and other intangible assets in accordance with SFAS 141 and SFAS 142.

In accordance with SFAS 142, the Company performed its annual goodwill impairment test during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of the impairment test. The recoverability of goodwill was measured at the reporting unit level, which the Company has determined to be consistent with its operating segments as defined in Note 13 – “Concentration of Risk and Segment Data,” by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit, based on projected discounted future results and comparative market multiples. The Company’s approach to estimating fair value includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. To date, the Company has not recognized any impairment of its goodwill.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the twelve months ended August 31, 2008 (in thousands):

Reportable Segment	Balance at August 31, 2007	Adjustments	Foreign Currency Impact	Balance at August 31, 2008
Consumer	$454,140	$(50,443)	$19,362	$423,059
EMS	646,811	(985)	25,790	671,616
AMS	23,533	(36)	938	24,435

Total	$1,124,484	$(51,464)	$46,090	$1,119,110

The adjustments to goodwill during fiscal year 2008 were primarily due to purchase accounting adjustments related to the reclassification of indefinite life trade names from goodwill to intangible assets and recent business acquisitions. For further discussion of the Company’s acquisitions, see Note 7 – “Business Acquisitions.”

All of the Company’s intangible assets, other than goodwill and trade names, are subject to amortization over their estimated useful lives. Intangible assets are comprised primarily of contractual agreements, customer relationships, and intellectual property, the majority of which are being amortized on a straight-line basis over periods of up to ten years. No significant residual value is estimated for the intangible assets. The value of the Company’s intangible assets purchased through business acquisitions are principally determined based on valuations of the net assets acquired. See Note 7 – “Business Acquisitions” for further discussion of recent acquisitions.

The following tables present the Company’s total purchased intangible assets at August 31, 2008 and August 31, 2007 (in thousands):

August 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements & customer relationships	$121,855	$(53,636)	$68,219
Intellectual property	89,576	(33,606)	55,970
Trade names	48,646	—	48,646

Total	$260,077	$(87,242)	$172,835

August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements & customer relationships	$155,352	$(80,962)	$74,390
Intellectual property	84,928	(12,726)	72,202

Total	$240,280	$(93,688)	$146,592

The weighted-average amortization period for aggregate intangible assets at August 31, 2008 is 6.9 years, which includes a weighted-average amortization period of 9.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for intellectual property.

Intangible asset amortization for fiscal years 2008, 2007 and 2006 was approximately $37.3 million, $29.3 million, and $24.3 million, respectively. The increase in the gross carrying amount of the Company’s purchased intangible assets at August 31, 2008 was the result of the reclassification of indefinite life trade names from goodwill to intangible assets and additional purchased intangible assets resulting from acquisitions consummated in fiscal year 2008, offset by certain fully amortized intangible assets. For additional information regarding purchased intangibles refer to Note 7 – “Business Acquisitions”.

The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2009	$32,251
2010	28,505
2011	23,880
2012	14,981
2013	9,506
Thereafter	15,066

Total	$124,189

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

During the three months ended May 31, 2006, the Company made an immaterial business acquisition, which was accounted for under the purchase method of accounting. Total purchase consideration for this business acquisition was approximately $10.2 million, based on foreign currency rates at the date of acquisition. The purchase consideration resulted in purchased intangible assets of approximately $1.4 million, goodwill of approximately $0.8 million and purchased in-process research and development of $0.3 million. The purchased intangible assets, including intellectual property and a customer relationship, are being amortized over a period of three years and five years, respectively. The purchased in-process research and development was immediately charged to research and development expense in the Consolidated Statement of Earnings during the fourth quarter of fiscal year 2006. An additional payment was made in the fourth quarter of fiscal year 2008 for approximately $2.5 million, based on exchange rates on the date of payment. This additional consideration represented the scheduled final payment for the business acquisition and resulted in an incremental $2.6 million of goodwill.

Pro forma results of operations, in respect to the acquisitions described above, have not been presented because the effect of these acquisitions was not material on either an individual or an aggregate basis.

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

The financial results of Green Point were included in the Company’s Consolidated Financial Statements beginning on January 16, 2007. The acquisition was accounted for under the purchase method of accounting. The Company recorded a minority interest in its Consolidated Financial Statements from January 16, 2007 through April 24, 2007 related to the remaining 2.4% of Green Point outstanding shares that it acquired on April 24, 2007. The minority interest of $7.4 million and $8.7 million at August 31, 2008 and 2007, respectively, represents the minority interest holders’ share of the foreign entity.

The purchase consideration for the transaction included approximately $902.1 million in cash paid to complete the merger with Green Point and for professional fees; the assumption of certain liabilities; and certain other items. Based on the Company’s final evaluation, which was completed in the second quarter of fiscal year 2008, the Company recorded purchased amortizable intangible assets of $98.0 million, purchased intangibles with an indefinite life of $47.0 million, and goodwill of $460.3 million, based on exchange rates at the date of acquisition. The purchased amortizable intangible assets, including intellectual property and a customer relationship, are being amortized over periods of three to seven years.

Financial information related to the Green Point business is included in the Consumer operating segment. Refer to Note 13 – “Concentration of Risk and Segment Data” for further details.

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

d. NSN Acquisition

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

The acquisition was accounted for under the purchase method of accounting. The purchase consideration included cash of approximately $57.9 million, based on foreign currency rates at the effective date of acquisition, and the assumption of certain employee related liabilities. Based on the Company’s final valuation, which was completed in the fourth quarter of fiscal year 2008, the Company recorded a purchased amortizable intangible asset of $8.7 million based on foreign currency rates at the effective date of acquisition. The customer contract intangible asset is being amortized over a period of five years, and the purchase consideration did not result in the Company recording goodwill.

8. Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2008 and 2007 are summarized below (in thousands).

	August 31, 2008	August 31, 2007
5.875% Senior Notes due 2010 (a)	$298,198	$297,215
8.250% Senior Notes due 2018 (b)	396,377	—
Short-term factoring debt (c)	617	8,440
Borrowings under credit facilities (d)	55,579	42,421
Borrowings under loans (e)	423,064	446,663
Borrowings under unsecured bridge credit agreement (f)	—	400,000
Financing obligation related to sale-leaseback transaction (g)	—	5,285
Green Point debt obligations (h)	24,583	62,140
Securitization program obligations (i)	170,975	—
Miscellaneous borrowings	17	29

Total notes payable, long-term debt and long-term lease obligations	$1,369,410	$1,262,193
Less current installments of notes payable, long-term debt and long-term lease obligations	269,937	501,716

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,099,473	$760,477

(a)	During the fourth quarter of fiscal year 2003, the Company issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to the Company’s “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. The Company is subject to covenants such as: limitation upon its consolidation, merger or sale; limitation upon its liens; limitation upon its sales and leasebacks; limitation upon its subsidiaries’ funded debt; limitation on guarantees given by its subsidiaries for its indebtedness; its corporate existence; reports; and compliance and notice requirements.

In July 2003, the Company entered into an interest rate swap transaction to effectively convert the fixed interest rate of its 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under SFAS 133. The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, the Company paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) set in arrears, plus a fixed spread of 1.945%. In exchange, the Company received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Consolidated Balance Sheet at the termination date. In addition, the Company had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, the Company made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Consolidated Balance Sheet will be amortized to operations through interest expense over the remaining term of the debt.

(b)

During the second and third quarters of fiscal year 2008, the Company completed its offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On June 18, 2008, we commenced an offer to exchange the outstanding unregistered 8.250% Notes for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.25% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest. Upon completion of the exchange offer on July 18, 2008, all outstanding unregistered notes were exchanged. The 8.250% Senior Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (the “Indenture”), as supplemented by the Officers’ Certificates dated January 16, 2008 and May 19, 2008, that were delivered by certain of its officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture.

The 8.250% Senior Notes will mature on March 15, 2018. Interest on the 8.250% Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease, as provided in the 8.250% Senior Notes. The 8.250% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

The Indenture contains certain covenants, including, but not limited to, covenants limiting the Company’s ability and/or its subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (applicable only to its “restricted subsidiaries”); guarantee any of its indebtedness (applicable only to its subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to another person. The Indenture also contains a covenant regarding the Company’s repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, the Company settled $250.0 million of the swaps by its payment of $27.5 million. The Company also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by its payment of $15.6 million. As a result, the Company settled the amount recognized as a current liability on its Consolidated Balance Sheet. The Company also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Earnings during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in its Consolidated Balance Sheet. On May 19, 2008, the Company issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Earnings. The effective portion of the swaps remaining on the Company’s Consolidated Balance Sheet will be amortized to interest expense on the Consolidated Statement of Earnings over the life of the 8.250% Senior Notes.

(c)	During the fourth quarter of fiscal year 2007, the Company entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in its Consolidated Balance Sheet until the cash is received by the Purchaser from its customer for the trade accounts receivable. Accordingly, the Company has a liability of $0.6 million recorded on its Consolidated Balance Sheet at August 31, 2008 related to cash that it has received from the Purchaser for specific trade accounts receivable, but for which its customer has not remitted payment yet.

(d)	Various of the Company’s foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees and Japanese yen, as well as U.S. dollars. At August 31, 2008, these credit facilities incur interest at both fixed and variable rates ranging from 3.3% to 6.4% and range in outstanding amounts from $2.0 million to $25.6 million.

(e)	During the second quarter of fiscal year 2007, the Company entered into a three year loan agreement to borrow, $20.3 million from a software vendor in connection with various software licenses that it purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At August 31, 2008, $8.5 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, the Company negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, the Company pays interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $9.1 million based on currency exchange rates at August 31, 2008.

During the third quarter of fiscal year 2005, the Company negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, the Company pays interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2008, borrowings of 10.1 million Euros (approximately $14.8 million based on currency exchange rates at August 31, 2008) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, the Company entered into the five year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. The Company, along with some of its subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under the Company’s old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable LIBOR, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to the Company’s securitization program. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During fiscal year 2008, the Company borrowed $3.1 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the fiscal year. During the fourth quarter of fiscal year 2007, a draw in the amount of $400.0 million was made under the term portion of the Credit Facility. At August 31, 2008, $380.0 million remains outstanding under the term portion of the Credit Facility.

In addition to the loans described above, at August 31, 2008 the Company has additional loans outstanding to fund working capital needs. These additional loans total approximately $10.6 million and are denominated in various foreign currencies including Indian rupees and Euros. Approximately $1.5 million of this total is due and payable within 12 months and is classified as short term on the Consolidated Balance Sheet. The remaining $9.1 million is classified as long term on the Consolidated Balance Sheet and will be due and payable in April 2011.

(f)	During the second quarter of fiscal year 2007, the Company entered into a $1.0 billion Bridge Facility. Of the Bridge Facility, $900.0 million was designated for use by the Company as a one-time borrowing (which may be paid down in increments) to finance the tender offer for and merger with Green Point and to pay related costs and expenses. The remaining $100.0 million of the Bridge Facility, which is now terminated, was a revolving facility to be used for the Company’s general corporate purposes. Interest and fees on the Bridge Facility advances were based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s. Prior to the amendment of the Bridge Facility as described below, interest was charged at either a rate equal to 0% to 0.75% above the base rate or a rate equal to 0.55% to 1.75% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.50% plus the federal funds rate, and the Eurocurrency rate represented the applicable LIBOR, each as more fully defined in the Bridge Facility. Prior to the amendment of the Bridge Facility as described below, the applicable margin for the base rate and the Eurocurrency rate could be increased by 0.25% or 0.50% per annum, depending on the length of time that the Bridge Facility remained outstanding. Fees included unused commitment fees based on the amount of each lender’s commitment minus the principal amount of any outstanding advances made by the lender. Prior to the amendment of the Bridge Facility as described below, based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s, the rate of interest on a full Eurocurrency rate draw (including the step-up) would have been 0.50% above the base rate or 1.25% above the Eurocurrency rate, as defined above. The Bridge Facility required compliance with several financial and other covenants, and the Company was never in default of any of these covenants. On December 20, 2007, the Company amended (the “Amendment”) its Bridge Facility. As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that was available only if the Company had fully drawn on the revolving credit portion of the Credit Facility and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”).

The Amendment specified that the proceeds of the revolving credit advances under the Amended Bridge Facility were to be used for the Company’s general corporate purposes and for those of the Company’s subsidiaries. Pursuant to the Amendment, interest and fees on advances under the Amended Bridge Facility continued to be based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s. The interest rate was increased, such that interest was charged at either a rate equal to 0.3% to 1.5% above the base rate or a rate equal to 1.3% to 2.5% above the Eurocurrency rate, where the base rate represented the greater of Citibank, N.A.’s prime rate or 0.5% plus the federal funds rate, and the Eurocurrency rate represented the applicable London Interbank Offered Rate (“LIBOR”), each as more fully defined in the Amended Bridge Facility. The applicable interest rate, whether based on the base rate or the Eurocurrency rate, was to have been increased by 0.25% on and after March 20, 2008. Fees included extension fees payable on March 20, 2008 and unused commitment fees based on the amount of the lenders’ commitments minus the principal amounts of any outstanding advances made by the lenders. Based on the

Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s at the date of termination of the Amended Bridge Facility, the then current rate of interest (excluding the unused commitment fees and other fees) on a base rate draw would have been 0.5% above the base rate or on a Eurocurrency rate draw 1.5% above the Eurocurrency rate, as defined above.

On February 13, 2008, the Amended Bridge Facility was terminated.

(g)	During the third quarter of fiscal year 2006, the Company entered into a sale-leaseback transaction involving its facility in Ayr, Scotland. During the sale-leaseback period, the Company continued to occupy the facility through a three-year leasing arrangement with the third-party purchaser, which required quarterly lease payments of 62.5 thousand pounds sterling (approximately $123.6 thousand based on currency exchange rates at May 31, 2008). The Company received cash proceeds of approximately 2.8 million pounds sterling (approximately $4.8 million based on currency exchange rates on the date of the transaction) and retained a right to receive additional consideration upon resale of the facility at a later date. Due primarily to the Company’s continuing involvement in the property, the Company was precluded from recording the transaction as a sale under U.S. GAAP. Accordingly, as required by relevant accounting standards, the cash proceeds were recorded as a financing obligation. A portion of the quarterly lease payments was recorded as interest expense, based on an effective yield of 5.875%, and the remainder was recorded as a reduction of the financing obligation. During the third quarter of fiscal year 2008, the Company cancelled the lease contract with the third-party purchaser which resulted in the reversal of the financing obligation, offset by the reversal of related plant, property and equipment. At August 31, 2008, the balance of the financing obligation has been fully reversed.

(h)	Through the acquisition of Green Point the Company assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2008 approximately $1.0 million of debt is outstanding under these short term facilities with an interest rate of 2.9%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. At August 31, 2008 approximately $19.1 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At August 31, 2008, approximately $23.6 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.6% to 4.0%. Approximately $5.0 million of this total is due and payable within 12 months and is classified as short term on the Consolidated Balance Sheet. The remaining $18.6 million will mature at various dates through July 2012 and is classified as long term on the Consolidated Balance Sheet.

(i)	During the third quarter of fiscal year 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of the Company’s foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program expires on April 6, 2009. At August 31, 2008, the Company had $170.9 million of debt outstanding under the program. In addition, the Company incurred interest expense at a variable rate of approximately 3.9% plus a fixed spread during the three months ended August 31, 2008 in its Consolidated Statement of Earnings.

Debt maturities as of August 31, 2008 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2009	$269,937
2010	345,691
2011	34,074
2012	323,331
2013	—
Thereafter	396,377

Total	$1,369,410

9. Postretirement Benefits

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

As a result of acquiring various operations in Austria, France, Germany, Japan, The Netherlands, Poland, and Taiwan, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans.

There are no domestic pension or post-retirement benefit plan maintained by the Company.

On August 31, 2007, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

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

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands):

	Pension Benefits
	2008	2007
Beginning benefit obligation	$153,193	$130,833
Service cost	2,214	1,991
Interest cost	7,749	6,392
Actuarial loss (gain)	(10,994)	1,622
Curtailment loss (gain)	(2,199)	(897)
Plan amendments	—	3,718
Total benefits paid	(8,378)	(5,165)
Plan participant contribution	101	114
Acquisitions	—	7,239
Effect of conversion to U.S. dollars	(6,496)	7,346

Ending benefit obligation	$135,190	$153,193

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension Benefits
	2008	2007
Discount rate	5.8%	5.1%
Rate of compensation increases	4.6%	4.1%

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

b. Plan Assets

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands):

	Pension Benefits
	2008	2007
Beginning fair value of plan assets	$92,261	$75,822
Actual return on plan assets	(41)	4,546
Employer contributions	5,212	4,531
Asset transfer	—	3,486
Benefits paid from plan assets	(4,430)	(4,069)
Plan participants’ contributions	101	114
Acquisitions	—	3,053
Effect of conversion to U.S. dollars	(7,577)	4,778

Ending fair value of plan assets	$85,526	$92,261

The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension Plan Assets
	2008	2007
Asset Category
Equity securities	31%	35%
Debt securities	69%	65%

Total	100%	100%

The Company has adopted an investment policy for a majority of plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and debt securities. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2009. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments.

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets (in thousands):

	Pension Benefits
	2008	2007
Funded Status
Ending fair value of plan assets	$85,526	$92,261
Ending benefit obligation	(135,190)	(153,193)

Funded status	$(49,664)	(60,932)

Consolidated Balance Sheet Information
Prepaid benefit cost	$246	$66
Accrued benefit liability, current	(582)	(616)
Accrued benefit liability, noncurrent	(49,328)	(60,382)

Net liability recorded at August 31	$(49,664)	$(60,932)

Amounts recognized in accumulated other comprehensive loss at August 31, 2008 consist of:
Net actuarial loss/(gain)	$23,376	$33,496
Prior service cost	421	352

Accumulated other comprehensive loss, before taxes	$23,797	$33,848

The following table provides the amounts recognized in other comprehensive loss in fiscal year 2008 before taxes (in thousands):

2008
Net actuarial loss, beginning of year	$33,496
Net actuarial gain arising during the period	(5,886)
Amortization of amounts included in net periodic benefit cost	(1,429)
Effect of translation to U.S. dollars	(2,805)

Net actuarial loss, August 31, 2008	$23,376

Net prior service cost, beginning of year	$352
Net prior service cost arising during the period	—
Amortization of amounts included in net periodic benefit cost	42
Effect of translation to U.S. dollars	27

Net prior service cost, August 31, 2008	$421

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2009 (in thousands):

Pension Benefits
Recognized net actuarial loss	$1,189
Amortization of prior service cost	(41)

Total	$1,148

The accumulated benefit obligation for all defined benefit pension plans was $122.6 million and $140.6 million at August 31, 2008 and 2007, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	August 31,
	2008	2007
Projected benefit obligation	$134,864	$153,030
Accumulated benefit obligation	122,365	140,550
Fair value of plan assets	85,008	92,031

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands):

	Pension Benefits
	2008	2007	2006
Service cost	$2,214	$1,991	$1,705
Interest cost	7,749	6,392	4,704
Expected long-term return on plan assets	(5,642)	(4,843)	(4,008)
Recognized actuarial loss	1,429	1,362	545
Net curtailment loss	—	—	95
Amortization of prior service cost	(42)	(111)	—

Net periodic benefit cost	$5,708	$4,791	$3,041

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits
	2008	2007	2006
Discount rate	5.8%	5.1%	4.7%
Expected long-term return on plan assets	6.3%	6.1%	6.1%
Rate of compensation increase	4.6%	4.1%	3.9%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Cash Flows

The Company expects to make cash contributions of between $5.0 million and $5.5 million to its funded pension plans during fiscal year 2009.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits
2009	$5,264
2010	$5,615
2011	$5,217
2012	$5,684
2013	$6,462
Years 2014 through 2018	$38,954

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

During fiscal year 2007, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $72.4 million, consisting of employee severance and benefit costs of approximately $31.3 million, costs related to lease commitments of approximately $2.7 million, fixed asset impairments of approximately $45.6 million and other restructuring costs of approximately $1.1 million, offset by $8.3 million of proceeds received in connection with facility closure costs.

During fiscal year 2008, the 2006 Restructuring Plan resulted in restructuring and impairment charges of $54.8 million, consisting of employee severance and benefit costs of approximately $46.7 million, costs related to lease commitments of approximately $7.3 million, fixed asset impairments of approximately $0.3 million and other restructuring costs of approximately $0.5 million.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through August 31, 2008 of $209.1 million include cash costs totaling $160.2 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007, and $57.2 million was paid in fiscal year 2008. The cash costs consist of employee severance and benefits costs of approximately $146.4 million, costs related to lease commitments of approximately $20.0 million and other restructuring costs of $2.1 million. These cash costs were offset by $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $46.7 million and $31.3 million recorded in fiscal years 2008 and 2007, respectively, are related to the elimination of approximately 10,500 and 7,300 employees, respectively, across all functions of the business in facilities in the Americas, Europe and Asia. Lease commitment costs of $7.3 million and $2.7 million recorded in fiscal years 2008 and 2007, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe. The Company performed an impairment assessment on fixed assets held by each facility that was significantly impacted by the restructuring program and recorded a fixed asset impairment charge of $0.3 and $45.6 million in fiscal years 2008 and 2007, respectively.

In addition, as part of the restructuring plan, management determined that it was more likely than not that certain foreign plants would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $38.8 million on net deferred tax assets as part of the restructuring plan. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Earnings. See Note 4 – “Income Taxes” for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the restructuring program during fiscal years ended August 31, 2008 and 2007, (in thousands):

Restructuring Activity – Fiscal Year Ended August 31, 2008

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2008
Employee severance and termination benefits	$34,307	$46,660	$956	$(45,713)	$36,210
Lease costs	6,895	7,297	(34)	(10,293)	3,865
Fixed asset impairment	—	338	(338)	—	—
Other	1,030	513	122	(1,236)	429

Total	$42,232	$54,808	$706	$(57,242)	$40,504

Restructuring Activity – Fiscal Year Ended August 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2007
Employee severance and termination benefits	$66,252	$31,270	$3,639	$(66,854)	$34,307
Lease costs	10,108	2,693	(148)	(5,758)	6,895
Fixed asset impairment	—	45,574	(45,574)	—	—
Other	749	(7,141)	(396)	7,818	1,030

Total	$77,109	$72,396	$(42,479)	$(64,794)	$42,232

The tables below set forth the significant components and activity in the restructuring program in the Consumer, EMS and AMS reportable operating segments during the fiscal years ended August 31, 2008 and 2007, (in thousands):

Restructuring Activity – Fiscal Year Ended August 31, 2008

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2008
Consumer	$12,658	$2,556	$447	$(9,243)	$6,418
EMS	24,111	45,313	408	(36,406)	33,426
AMS	2,632	4,777	(26)	(6,723)	660
Other non-reportable operating segment	2,831	2,162	(123)	(4,870)	—

Total	$42,232	$54,808	$706	$(57,242)	$40,504

Restructuring Activity – Fiscal Year Ended August 31, 2007

	Liability Balance at August 31, 2006	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash Payments	Liability Balance at August 31, 2007
Consumer	$38,045	$53,741	$(43,438)	$(35,789)	$12,559
EMS	36,375	10,327	1,018	(23,634)	24,086
AMS	2,257	3,143	19	(2,764)	2,655
Other non-reportable operating segment	432	5,185	(78)	(2,607)	2,932

Total	$77,109	$72,396	$(42,479)	$(64,794)	$42,232

At August 31, 2008, liabilities of approximately $35.2 million related to the 2006 Restructuring Plan are expected to be paid in fiscal year 2009. The remaining liability of $5.3 million relates primarily to the charge for certain lease commitments and employee severance and termination benefit payments and is expected to be paid primarily during fiscal years 2010 through 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $250.0 million in total restructuring and impairment costs. The Company has substantially completed restructuring activities under the 2006 Restructuring Plan, and the remaining costs related to the 2006 Restructuring Plan are expected to be incurred over the course of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011. The $250.0 million estimated charge includes pre-tax restructuring charges related to employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. See Note 4 – “Income Taxes” for further discussion surrounding significant portions of the deferred tax assets and deferred tax liabilities.

11. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases at August 31, 2008 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2009	$50,709
2010	36,696
2011	25,373
2012	21,645
2013	17,561
Thereafter	53,102

Total minimum lease payments	$205,086

Total operating lease expense was approximately $48.9 million, $43.4 million and $50.1 million for the years ended August 31, 2008, 2007 and 2006, respectively.

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

Amount
Balance at August 31, 2005	$4,286
Accruals for warranties during the year	2,953
Settlements made during the year	(3,299)

Balance at August 31, 2006	$3,940
Accruals for warranties during the year	4,869
Settlements made during the year	(1,234)

Balance at August 31, 2007	$7,575
Accruals for warranties during the year	8,569
Settlements made during the year	(6,267)

Balance at August 31, 2008	$9,877

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

On September 20, 2007, the Company reached an agreement in principle to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action. Under the terms of this agreement in principle, the Company will not pay any monetary damages but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In addition, the Company agreed in principle to not object to an application by the plaintiff’s counsel for an award of up to $800,000 in attorney’s fees ($600,000 of which will be covered by the Company’s Directors and Officers insurance carriers and $200,000 of which will be paid by the Company). On November 8, 2007, the Company submitted the proposed settlement to the courts for approval. The State Court preliminarily approved the settlement, the form of notice to be mailed to shareholders and the form of summary notice to be published, and also set a hearing to consider whether to finally approve the settlement and whether to award attorney’s fees and expenses to the plaintiffs’ counsel. The Federal Court also approved the notice and summary notice. The Federal Court, however, disapproved the plaintiffs’ intention to seek an award of attorney’s fees and costs in the amount of $800,000 but agreed that the State Court could hold a fairness hearing to determine the amount to award in light of the common benefit, if any, created for all shareholders. On April 7, 2008, the State Court entered an order dismissing the Consolidated State Action and finding that the proposed settlement is fair, adequate and reasonable, and that the award to the plaintiffs’ counsel of $700,000 in attorney fees and costs is reasonable. On April 25, 2008, the Federal Court approved the proposed settlement agreement and dismissed the Consolidated Federal Action.

In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California

and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Exchange Act and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that it had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to the Company’s motion to dismiss, and the Company then filed a reply memorandum in further support of its motion to dismiss on September 28, 2007. On April 9, 2008, the court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or before May 12, 2008.

On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as plaintiffs added KPMG LLP, the Company’s independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of the Company’s financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. The Company believes that the Second Amended Class Action Complaint is as without merit as the First Amended Consolidated Class Action Complaint, and the Company is currently awaiting the court’s ruling on its motion to dismiss this complaint. The Company will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

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

In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 32,108,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006, 3,000,000 shares authorized in August 2007, and 2,500,000 shares authorized in January 2008. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.

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

On May 12, 2008, the Company commenced an exchange offer to its non-executive officer employees who are subject to taxation in the U.S. to amend or replace the Section 409A Affected Options (the “Exchange Offer”). The purpose of the Exchange Offer was to permit eligible affected employees to avoid the adverse tax consequences that would be imposed on the Section 409A Affected Options under Section 409A. Pursuant to the Exchange Offer, the Company offered to eligible affected employees the right to have their eligible Section 409A Affected Options amended or replaced and, in certain circumstances, to receive cash payment as compensation for an increased exercise price. The replaced awards have the same terms as the original awards except for an increased exercise price or a new grant date, or both, as applicable. The Exchange Offer was completed on June 13, 2008. Substantially all affected employees elected to accept the offer, which covered options to acquire 2,055,869 shares of the Company’s common stock. In the aggregate, $0.3 million is expected to be paid in January 2009 to the affected employees in connection with this offer. A similar separate offer was made to one executive officer on July 16, 2008, and resulted in 19,616 shares being tendered.

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

The following table summarizes option activity from September 1, 2007 through August 31, 2008:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance at September 1, 2007	7,325,471	16,405,944	$34,418	$24.04	6.19
Options authorized	2,500,000	—
Options expired	(369,575)	—
Options granted	(4,332,544)	4,332,544		$23.10
Options cancelled	3,620,967	(3,620,967)		$25.42
Restricted stock awards (1)	(1,481,680)	—
Options exercised	—	(651,206)		$9.06

Balance at August 31, 2008	7,262,639	16,466,315	$8,771	$24.09	5.81

Exercisable at August 31, 2008		11,583,800	$8,708	$23.34	4.69

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the fiscal year ended August 31, 2008, 2007 and 2006 was $8.71, $13.08, and $16.23, respectively. The total intrinsic value of Options exercised during the fiscal year ended August 31, 2008, 2007, and 2006 was $4.8 million, $9.0 million, and $120.2 million, respectively.

As of August 31, 2008, there was $47.3 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of Options vested during the fiscal year ended August 31, 2008, 2007 and 2006 was $19.0 million, $12.3 million, and $25.8 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2008	2007	2006
Risk-free interest rate	1.1% to 4.4%	4.6% to 5.1%	3.7% to 5.3%
Weighted-average expected volatility	50.2%	49.0%	49.2%
Weighted-average expected life	5.8 years	5.5 years	6.0 years
Weighted-average expected dividend yield	1.3%	1.0%	0.03%

b. Stock Purchase and Award Plans

The Company’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was approved by the stockholders in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of August 31, 2008, a total of 3,416,388 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. There were 824,498, 623,770, and 485,648 shares purchased under the 2002 Purchase Plan for the fiscal year ended August 31, 2008, 2007, and 2006, respectively.

The fair value of shares issued under the 2002 Purchase Plan was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2008	2007	2006
Expected dividend yield	1.0%	1.1%	0.7%
Risk-free interest rate	3.6%	5.2%	3.9%
Expected volatility	43.5%	39.8%	24.6%
Expected life	0.5 years	0.5 years	0.5 years

c. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock to certain key employees pursuant to the 2002 Stock Incentive Plan. The shares granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

Beginning in fiscal year 2006, the Company began granting certain restricted stock awards that have certain performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The fair value of each award was measured on the date of grant and was originally recognized over the requisite service period based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006 that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards would vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings in the fourth quarter of fiscal year 2007. It was further determined in the first quarter of fiscal year 2008 that for such restricted stock awards granted in fiscal year 2006, it was probable that 0% of the awards would vest which resulted in an additional reversal of $5.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings. During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings in the third quarter of fiscal year 2008. During the fourth quarter of fiscal year 2008, it was determined that 0% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $7.6 million in stock-based compensation expense from the Company’s Consolidated Statement of Earnings in the fourth quarter of fiscal year 2008. The restricted stock awards that were granted in fiscal year 2008 continue to be recognized based on an estimated 100% performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

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

The following table summarizes restricted stock activity from September 1, 2007 through August 31, 2008. The number of shares presented below represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested balance at September 1, 2007	4,993,627	$27.73
Changes during the period:
Shares granted	3,102,982	$20.37
Shares vested	(485,423)	$19.42
Shares forfeited	(1,621,302)	$29.28

Nonvested balance at August 31, 2008	5,989,884	$24.17

As of August 31, 2008, there was $39.2 million of total unrecognized compensation cost related to restricted stock awards granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.

d. Common Stock Repurchase Program

On June 29, 2006, the Company’s Board of Directors authorized the repurchase of up to $200.0 million worth of shares of the Company’s common stock. The repurchase program was effective for a one year period ending June 29, 2007. During the fourth quarter of fiscal year 2006, the Company repurchased 8.4 million shares of common stock for approximately $200.3 million. The Company also paid commissions of approximately $251.0 thousand in relation to the repurchases. The repurchases were funded by cash on hand, available borrowings under revolving credit facilities and funds provided by operations. The maximum dollar value of shares that could be repurchased under the program was reached as of August 31, 2006. The cost of repurchasing the shares is recorded as treasury stock on the Consolidated Balance Sheet at August 31, 2008.

e. Dividends

The following table sets forth certain information relating to the Company’s cash dividends paid or declared to common stockholders during the year ended August 31, 2008 and 2007.

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except per share data)
Fiscal year 2007:	November 2, 2006	$0.07	$14,378	November 15, 2006	December 1, 2006
	January 22, 2007	$0.07	$14,414	February 15, 2007	March 1, 2007
	April 30, 2007	$0.07	$14,517	May 15, 2007	June 1, 2007
	August 2, 2007	$0.07	$14,559	August 15, 2007	September 4, 2007

Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008

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

Sales of the Company’s products are concentrated among specific customers. For the fiscal year ended August 31, 2008, our five largest customers accounted for approximately 47% of our net revenue and 44 customers accounted for approximately 90% of our net revenue. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of trade accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Trade Accounts Receivable August 31,
	2008	2007	2006	2008	2007
Cisco Systems, Inc	16%	15%	*	*	*
Nokia Corporation	*	13%	21%	12%	13%
Royal Philips Electronics	*	*	12%	12%	11%
Hewlett-Packard Company	11%	*	*	14%	12%

*	Amount was less than 10% of total

Sales to the above customers were reported in the Consumer, EMS and AMS operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. Prior to the first quarter of fiscal year 2008, the Company managed its business based on three geographic regions, the Americas, Europe and Asia and managed the services group independently of the regional manufacturing segments. During fiscal year 2008, the Company realigned its organizational structure to manage the business based on divisions. Accordingly, the Company’s operating segments now consist of three segments – Consumer, EMS and AMS. All prior period disclosures presented below have been restated to reflect this change.

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

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
Net revenue
Consumer	$3,895,128	$4,146,767	$4,077,006
EMS	8,217,847	7,552,858	5,770,358
AMS	666,728	590,967	418,083

	$12,779,703	$12,290,592	$10,265,447

	2008	2007	2006
Segment income and reconciliation of income before income taxes and minority interest
Consumer	$55,119	$88,731	$215,134
EMS	275,692	194,947	152,662
AMS	49,086	47,878	23,767

Total segment income	$379,897	$331,556	$391,563
Reconciling items:
Amortization of intangibles	(37,288)	(29,347)	(24,323)
Restructuring and impairment charges	(54,808)	(72,396)	(81,585)
Other expense	(11,902)	(15,888)	(11,918)
Net interest expense	(82,302)	(71,538)	(4,773)
Stock-based compensation expense	(36,404)	(47,874)	(43,848)

Income before income taxes and minority interest (net of tax)	$157,193	$94,513	$225,116

	2008	2007	2006
Total assets
Consumer	$2,134,318	$2,026,122	$1,488,181
EMS	3,006,485	2,974,901	2,731,143
AMS	223,561	217,207	212,854
Other non-allocated assets	1,667,773	1,077,002	979,552

	$7,032,137	$6,295,232	$5,411,730

Total restructuring and impairment costs of $54.8 million were charged against earnings during fiscal year 2008. Approximately $2.5 million, $45.3 million and $4.8 million were incurred during fiscal year 2008 in the Consumer, EMS and AMS operating segments, respectively. In addition, there was $2.2 million in corporate restructuring and impairment costs that were incurred during fiscal year 2008. Total restructuring and impairment costs of $72.4 million were charged against earnings during fiscal year 2007. Approximately $53.7 million, $10.4 million and $3.1 million of restructuring and impairment costs were incurred during fiscal year 2007 in the Consumer, EMS and AMS operating segments, respectively. In addition, there was $5.2 million in corporate restructuring and impairment costs that were incurred during fiscal year 2007. See Note 10 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal year 2006.

The Company operates in 22 countries worldwide. Sales to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or aftermarket services. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2008	2007	2006
External net revenue:
U.S.	$2,605,155	$2,610,979	$1,811,375
Mexico	2,042,763	1,951,652	1,721,937
China	2,841,404	2,033,859	1,570,398
Hungary	755,844	1,369,530	1,441,345
Malaysia	995,981	870,153	928,311
Brazil	419,359	558,915	705,913
Poland	972,575	911,476	531,224
Other	2,146,622	1,984,028	1,554,944

	$12,779,703	$12,290,592	$10,265,447

	August 31,
	2008	2007	2006
Long-lived assets:
U.S.	$359,451	$357,741	$355,437
China	481,770	279,971	247,012
Taiwan	633,301	798,281	2,742
India	294,322	289,171	265,496
Hungary	149,010	143,641	173,062
Mexico	188,823	154,299	167,527
Malaysia	117,344	82,428	88,560
Brazil	50,307	60,810	79,401
Other	410,096	366,215	294,799

	$2,684,424	$2,532,557	$1,674,036

Total foreign source net revenue was approximately $10.2 billion, $9.7 billion and $8.4 billion for the years ended August 31, 2008, 2007 and 2006, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $2.3 billion, $2.2 billion and $1.3 billion for the years ended August 31, 2008, 2007 and 2006, respectively.

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

The aggregate notional amount of outstanding forward contracts at August 31, 2008 was $1.7 billion. The fair value of these contracts amounted to a $31.1 million asset recorded in prepaid and other current assets and a $6.4 million liability recorded in accrued expenses on the Consolidated Balance Sheet. The forward contracts, which are for various currencies, will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2008. These contracts will expire during fiscal year 2009 and the resulting change in value will be reflected in cost of revenue on the Consolidated Statement of Earnings. At August 31, 2007 the Company had $1.2 billion of forward contracts for various currencies. The maximum term of the forward contracts that economically hedged forecasted transactions was five months. These contracts expired during fiscal year 2008, with the resulting change in value being reflected in cost of revenue on the Consolidated Statement of Earnings. See Note 1(p) – “Description of Business and Summary of Significant Accounting Policies – Comprehensive Income.”

b. Interest Rate Risk

The Company has historically used an interest rate swap as part of its interest rate risk management strategy. In July 2007, Jabil entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, Jabil settled $250.0 million of the swaps by payment of $27.5 million. The remaining $150.0 million of swaps were also settled during the second quarter of fiscal year 2008 by payment of $15.6 million. As a result, the Company settled the amount recognized as a current liability on the Consolidated Balance Sheet. The Company also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Earnings during fiscal year 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in the Consolidated Balance Sheet. During the third quarter of fiscal year 2008, the Company issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Earnings. The effective portion of the swaps remaining on the Company’s Consolidated Balance Sheet will be amortized to interest expense on the Consolidated Statement of Earnings over the life of the 8.250% Senior Notes.

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

15. New Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact of adoption.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the requirements of SFAS 161. The adoption of SFAS 161 is not expected to have an impact on the Company’s financial position, results of operations or cash flows as the pronouncement addresses disclosure requirements only.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states all assets and liabilities of an acquired business (whether full, partial or step acquisitions) will be recorded at fair value. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting beginning on or after December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends certain provisions of SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141 would also apply the provisions of SFAS No. 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which provides companies with the option to report selected assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which will be in the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007, which will be the first quarter of the Company’s fiscal year 2009. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact of adoption, if any, on its financial position, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: October 29, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	October 28, 2008

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 28, 2008

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2008

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2008

By:	/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director	October 28, 2008

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	October 28, 2008

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	October 29, 2008

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	October 28, 2008

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 28, 2008

By:	/s/ KATHLEEN A. WALTERS Kathleen A. Walters	Director	October 28, 2008

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Write-offs	Balance at end of period
Allowance for uncollectible trade accounts receivable:

Fiscal year ended August 31, 2008	$10,559	$3,316	$(3,759)	$10,116

Fiscal year ended August 31, 2007	$5,801	$7,974	$(3,216)	$10,559

Fiscal year ended August 31, 2006	$3,967	$3,203	$(1,369)	$5,801

	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Reductions	Balance at end of period
Valuation allowance for deferred taxes:

Fiscal year ended August 31, 2008	$117,275	$5,002	$61	$(1,330)	$121,008

Fiscal year ended August 31, 2007	$43,497	$6,726	$72,634	$(5,582)	$117,275

Fiscal year ended August 31, 2006	$4,575	$41,072	$—	$(2,150)	$43,497

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description
3.1(4)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(26)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(6)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(10)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(10)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(28)	—	Form of 8.250% Unregistered Senior Notes issued on January 16, 2008.

4.6(28)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.7(28)	—	Officers’ Certificate of Jabil Circuit, Inc. pursuant to the Indenture, dated January 16, 2008.

4.8(28)	—	Registration Rights Agreement dated January 16, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on January 16, 2008.

4.9(29)	—	Form of 8.250% Unregistered Senior Notes issued on May 19, 2008.

4.10(29)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated May 19, 2008.

4.11(29)	—	Registration Rights Agreement dated May 19, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on May 19, 2008.

4.12	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

10.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(3)(5)	—	1992 Employee Stock Purchase Plan and forms of agreement used thereunder, as amended.

10.3(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.4(1)(3)	—	Form of Indemnification Agreement between the Registrant and its officers and Directors.

10.5(3)(7)	—	Jabil 2002 Employment Stock Purchase Plan.

10.6(3)(15)	—	Jabil 2002 Stock Incentive Plan.

10.6a(19)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement.

10.6b(19)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement.

10.6c(19)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate.

10.6d(19)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement.

Exhibit No.		Description
10.6e(20)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement.

10.6f(21)	—	Form of Stock Appreciation Right Agreement.

10.7(3)(9)	—	Stock Award Plan.

10.8(3)(11)	—	Employment Contract between Jabil Circuit Automotive and the European Chief Operating Officer dated December 1, 2002.

10.9(12)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.10(3)(8)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10.11(13)	—	Receivables Sale Agreement dated as of February 25, 2004 among the Registrant, Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

10.12(13)	—	Receivables Purchase Agreement dated as of February 25, 2004 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

10.13(14)	—	Amendment No. 1 to Receivables Purchase Agreement dated as of April 22, 2004 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and Bank One as agent for Jupiter and the Financial Institutions.

10.14(16)	—	Amendment No. 2 to Receivables Purchase Agreement dated as of February 23, 2005 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.15(17)	—	Five-Year Unsecured Revolving Credit Agreement dated as of May 11, 2005 between the Registrant; initial lenders named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

10.16(18)	—	Amendment No. 3 to Receivables Purchase Agreement dated as of May 13, 2005 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.17(22)	—	Amendment No. 4 to Receivables Purchase Agreement dated as of November 11, 2005 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.18(20)	—	Amendment No. 5 to Receivables Purchase Agreement dated as of February 21, 2006 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.19(20)	—	Amendment No. 1 to Receivables Sale Agreement dated as of February 21, 2006 among Jabil Circuit, Inc., Jabil Circuit of Texas, L.P. and Jabil Global Services, Inc. as originators and Jabil Circuit Financial II, Inc. as buyer.

Exhibit No.		Description
10.20(23)	—	Amendment No. 6 to Receivables Purchase Agreement dated as of October 26, 2006 among Jabil Circuit Financial II, Inc. as seller, the Registrant as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.21(23)	—	Merger Agreement between Jabil Circuit (Taiwan) Limited and Taiwan Green Point Enterprises Co., Ltd. dated as of November 22, 2006.

10.22(23)	—	Bridge Credit Agreement dated as of December 21, 2006 between the Registrant; initial lenders named therein; Citicorp North America, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, SunTrust Bank, and ABN Amro Bank N.V. as co-documentation agents.

10.23a(23)	—	Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of November 21, 2006, among the Registrant, certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.23b(23)	—	Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of January 11, 2007, among the Registrant, certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.23c(23)	—	Letter Amendment and Waiver to the Five-Year Unsecured Revolving Credit Agreement, dated as of May 2, 2007, among the Registrant, certain banks, financial institutions and other institutional lenders, and Citicorp USA, Inc., as administrative agent for such lenders.

10.24a(23)	—	Letter Amendment and Waiver to the Bridge Credit Agreement, dated as of January 11, 2007, among the Registrant, certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.24b(23)	—	Letter Amendment and Waiver to the Bridge Credit Agreement, dated as of May 2, 2007, among the Registrant, certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.25(23)	—	Amendment No. 7 to Receivables Purchase Agreement dated as of February 21, 2007 among Jabil Circuit Financial II, Inc. as seller, the Registrant, as servicer and Jupiter Securitization Corporation, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

10.26(23)	—	Waiver and Consent Letter, dated as of May 2, 2007, to (i) the Receivables Purchase Agreement among Jabil Circuit Financial II, Inc. as seller, the Registrant, as servicer, Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation), the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions; and (ii) the Receivables Sale Agreement among the Registrant, Jabil Circuit of Texas, L.P., Jabil Global Services, Inc. and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

10.27(24)	—	Amendment No. 8 to Receivables Purchase Agreement dated May 11, 2007 among Jabil Circuit Financial II, Inc. as seller, the Registrant, as servicer, Jupiter Securitization Company LLC (formerly Jupiter Securitization Corporation), the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent for Jupiter and the Financial Institutions.

Exhibit No.		Description
10.28(24)	—	Amendment No. 2 to Receivables Sale Agreement dated as of May 11, 2007 among the Registrant, Jabil Circuit of Texas, L.P., Jabil Global Services, Inc., and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

10.29(24)	—	Amended and Restated Five-Year Unsecured Revolving Credit Agreement dated as of July 19, 2007 between the Registrant; initial lenders and initial issuing banks named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, Royal Bank of Canada, Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch as co-documentation agents.

10.30(27)	—	Amendment No. 3 to the Bridge Credit Agreement dated as of December 20, 2007 among the Registrant, certain banks, financial institutions and other institutional lenders, and Citicorp North America, Inc., as administrative agent for such lenders.

10.31(25)	—	Amendment No. 9 to Receivables Purchase Agreement dated February 19, 2008 among Jabil Circuit Financial II, Inc. as seller, the Registrant, as servicer, Falcon Asset Securitization Company LLC, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent.

10.32(25)	—	Amendment No. 10 to Receivables Purchase Agreement dated March 20, 2008 among Jabil Circuit Financial II, Inc. as seller, the Registrant, as servicer, Falcon Asset Securitization Company LLC, the Financial Institutions and JP Morgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) as agent.

10.33(25)	—	Amendment No. 3 to Receivables Sale Agreement dated as of March 20, 2008 among the Registrant, Jabil Circuit of Texas, L.P., Jabil Global Services, Inc., and Jabil Defense and Aerospace Services, LLC as originators and Jabil Circuit Financial II, Inc. as buyer.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(3)	Indicates management compensatory plan, contractor arrangement.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(6)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.
(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(9)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-54946) filed by the Registrant on February 5, 2001.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(11)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended November 30, 2002.
(12)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.
(13)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2004.
(15)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-149277) filed by the Registrant on February 15, 2008.
(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 13, 2005.
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended May 31, 2005.
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
(24)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on December 27, 2007.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 20, 2008.