Form 10-Q
period 2008-11-30
JABIL CIRCUIT INC
filed 2009-01-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

As of December 22, 2008, there were 213,839,652 shares of the Registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	November 30, 2008	August 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$579,882	$772,923
Trade accounts receivable, net of allowance for doubtful accounts of $10,555 at November 30, 2008 and $10,116 at August 31, 2008	1,673,684	1,475,530
Inventories	1,611,266	1,528,862
Prepaid expenses and other current assets	361,681	293,070
Income taxes receivable	21,141	24,535
Deferred income taxes	34,271	44,217

Total current assets	4,281,925	4,139,137

Property, plant and equipment, net of accumulated depreciation of $1,062,777 at November 30, 2008 and $1,079,719 at August 31, 2008	1,391,760	1,392,479
Goodwill	746,000	1,119,110
Intangible assets, net of accumulated amortization of $75,762 at November 30, 2008 and $87,242 at August 31, 2008	158,013	172,835
Deferred income taxes	162,715	155,508
Other assets	42,638	53,068

Total assets	$6,783,051	$7,032,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$257,907	$269,937
Accounts payable	2,322,871	2,218,969
Accrued expenses	646,365	529,839
Income taxes payable	27,720	25,897
Deferred income taxes	3,488	2,998

Total current liabilities	3,258,351	3,047,640

Notes payable, long-term debt and long-term lease obligations, less current installments	1,071,730	1,099,473
Other liabilities	66,423	71,442
Income tax liability	82,052	81,044
Deferred income taxes	5,957	9,409

Total liabilities	4,484,513	4,309,008

Minority interest	7,831	7,404
Commitments and contingencies
Stockholders’ equity:
Common stock	215	215
Additional paid-in capital	1,420,792	1,406,378
Retained earnings	919,644	1,210,417
Accumulated other comprehensive income, net of tax	152,973	301,401
Treasury stock at cost, 8,598,725 shares at November 30, 2008 and 8,574,737 shares at August 31, 2008	(202,917)	(202,686)

Total stockholders’ equity	2,290,707	2,715,725

Total liabilities and stockholders’ equity	$6,783,051	$7,032,137

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2008	November 30, 2007
Net revenue	$3,382,509	$3,367,947
Cost of revenue	3,158,796	3,128,233

Gross profit	223,713	239,714
Operating expenses:
Selling, general and administrative	131,662	116,150
Research and development	5,655	6,512
Amortization of intangibles	8,035	8,855
Restructuring and impairment charges	621	9,287
Goodwill impairment charge	317,700	—

Operating (loss)/income	(239,960)	98,910
Other expense	2,364	4,485
Interest income	(2,307)	(3,052)
Interest expense	23,734	25,585

(Loss)/income before income taxes and minority interest	(263,751)	71,892
Income tax expense	12,363	9,631
Minority interest, net of tax	(257)	260

Net (loss)/income	$(275,857)	$62,001

(Loss)/earnings per share:
Basic	$(1.34)	$0.30

Diluted	$(1.34)	$0.30

Common shares used in the calculations of (loss)/earnings per share:
Basic	206,411	204,649

Diluted	206,411	206,605

Cash dividends declared per common share	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2008	November 30, 2007
Net (loss)/income	$(275,857)	$62,001

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(149,028)	88,894
Change in defined benefit pension plan liability, net of tax	—	(656)
Change in fair market value of derivative instruments, net of tax	—	(12,901)
Amortization of loss on hedge arrangements, net of tax	600	—

Comprehensive (loss)/income	$(424,285)	$137,338

Accumulated foreign currency translation gains were $194.5 million at November 30, 2008 and $343.5 million at August 31, 2008. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2008	November 30, 2007
Cash flows from operating activities:
Net (loss)/income	$(275,857)	$62,001
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	71,556	66,269
Minority interest, net of tax	(257)	260
Recognition of stock-based compensation	14,818	5,104
Deferred income taxes	(8,272)	(26,047)
Non-cash restructuring charges	621	9,287
Non-cash goodwill impairment charge	317,700	—
Provision for doubtful accounts	439	1,081
Excess tax benefit of options exercised	43	(115)
(Gain)/loss on sale of property	(459)	5,092
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Trade accounts receivable	(259,929)	(190,549)
Inventories	(128,468)	(10,650)
Prepaid expenses and other current assets	(87,491)	4,913
Other assets	(1,321)	160
Accounts payable and accrued expenses	315,634	204,581
Income taxes payable	7,684	11,619

Net cash (used in) provided by operating activities	(33,559)	143,006

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(400)	(60,073)
Acquisition of property, plant and equipment	(115,125)	(65,960)
Proceeds from sale of property and equipment	1,404	1,750

Net cash used in investing activities	(114,121)	(124,283)

Cash flows from financing activities:
Borrowings under debt agreements	1,075,131	600,545
Payments toward debt agreements and capital lease obligations	(1,096,536)	(591,543)
Dividends paid to stockholders	(14,739)	(14,559)
Net proceeds from issuance of common stock under option and employee purchase plans	65	2,086
Excess tax benefit of options exercised	(43)	115

Net cash used in financing activities	(36,122)	(3,356)

Effect of exchange rate changes on cash and cash equivalents	(9,239)	(14,536)

Net (decrease) increase in cash and cash equivalents	(193,041)	831
Cash and cash equivalents at beginning of period	772,923	663,625

Cash and cash equivalents at end of period	$579,882	$664,456

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2008. Results for the three-month period ended November 30, 2008 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2009.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	November 30, 2008	August 31, 2008
Raw materials	$1,137,190	$1,070,163
Work in process	287,471	277,699
Finished goods	186,605	181,000

Total inventories	$1,611,266	$1,528,862

Note 3. (Loss)/Earnings Per Share and Dividends

a. (Loss)/Earnings Per Share

The following table sets forth the calculation of basic and diluted (loss)/earnings per share (“EPS”) (in thousands, except per share data):

	Three months ended
	November 30, 2008	November 30, 2007
Numerator:
Net (loss)/income	$(275,857)	$62,001

Denominator:
Weighted-average common shares outstanding – basic	206,411 (1)	204,649
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	—	1,559
Dilutive unvested common shares associated with restricted stock awards	—	397

Weighted-average common shares outstanding – diluted	206,411 (1)	206,605

(Loss)/earnings per share:
Basic	$(1.34)	$0.30

Diluted	$(1.34)	$0.30

(1)	For the three months ended November 30, 2008, all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted loss per share because the Company is in a net loss position.

For the three months ended November 30, 2007 options to purchase 7,516,218 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by the Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). In accordance with the contingently issuable shares provision of SFAS 128, 3,117,144 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2007 through 2008 were not included in the calculation of earnings per share for the three months ended November 30, 2007 because all the necessary conditions for vesting had not been satisfied. In addition, for the three months ended November 30, 2007, 8,031,020 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with the assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive.

b. Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal quarters ended November 30, 2008 and 2007.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007

Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008

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

The Company applies a lattice valuation model for all stock options and stock appreciation rights (collectively known as “Options”), excluding those granted under the Company’s employee stock purchase plan (“ESPP”), granted subsequent to August 31, 2005. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company uses the Black-Scholes model for valuing the shares granted under the ESPP and Options granted prior to September 1, 2005. Compensation for restricted stock awards (both restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $10.6 million and $1.7 million of stock-based compensation expense in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2008 and 2007, respectively, net of related tax effects of $4.2 million and $3.4 million, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At November 30, 2008, $0.3 million of stock-based compensation was classified as inventory costs on the Condensed Consolidated Balance Sheet.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheet and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At November 30, 2008, $16.0 thousand related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheet. The Company recognized a gain in the Condensed Consolidated Statement of Operations related to remeasuring the awards for the three months ended November 30, 2008 and 2007 of $0.1 million and $0.3 million, respectively.

Cash received from Options exercises under all share-based payment arrangements, including the Company’s ESPP, for the three months ended November 30, 2008 and 2007 was $65.0 thousand and $2.1 million, respectively. These proceeds for the three months ended November 30, 2008 are off-set by $0.2 million in market value of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. This market value was determined on the date that the restricted shares vested and resulted in the withholding of 23,988 shares of the Company’s common stock. The amount has been classified as treasury stock on the Condensed Consolidated Balance Sheet. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

As described in Note 6 – “Commitments and Contingencies,” the Company is involved in a putative shareholder class action and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. The Company has cooperated and intends to continue to cooperate with the U.S. Attorney’s office. The Company cannot, however, predict the outcome of the litigation or that investigation.

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

As a result, the holders of the Options with an exercise price less than the fair market value of shares of common stock on the final date of measurement may incur adverse tax consequences. Such adverse tax consequences relate to the portions of such Options that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holders to accelerated income taxation and a penalty tax under Internal Revenue Code Section 409A (“Section 409A”).

On May 12, 2008, the Company commenced an exchange offer to its non-executive officer employees who are subject to taxation in the United States to amend or replace the Section 409A Affected Options (the “Exchange Offer”). The purpose of the Exchange Offer was to permit eligible affected employees to avoid the adverse tax consequences that would be imposed on the Section 409A Affected Options under Section 409A. Pursuant to the Exchange Offer, the Company offered to eligible affected employees the right to have their eligible Section 409A Affected Options amended or replaced and, in certain circumstances, to receive cash payment as compensation for an increased exercise price. The replaced awards have the same terms as the original awards except for a new exercise price or a new grant date, or both, as applicable. The Exchange Offer was completed on June 13, 2008. Substantially all affected employees elected to accept the offer, which covered options to acquire 2,055,869 shares of the Company’s common stock. In the aggregate, $0.3 million is expected to be paid in January 2009 to the affected employees in connection with this offer. A similar separate offer was made to one executive officer on July 16, 2008, and resulted in 19,616 shares being tendered.

In October 2007, the Board of Directors approved comprehensive procedures governing the manner in which Options are granted to, among other things, substantially reduce the likelihood that future grants of Options will be made with an exercise price that is less than the fair market value of shares of common stock on the Option measurement date for financial accounting and reporting purposes. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is to equal at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Beginning in fiscal year 2006, Options generally vest at a rate of one-twelfth 15 months after the grant date with an additional one-twelfth vesting at the end of each three-month period thereafter, becoming fully vested after a 48-month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50-month period.

The following table summarizes Option activity from September 1, 2008 through November 30, 2008:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2008	7,262,639	16,466,315	$8,771	$24.09	5.8

Options authorized	—	—
Options expired	(177,746)	—		$16.51
Options granted	(50,650)	50,650		$8.05
Options cancelled	540,912	(540,912)		$25.61
Restricted stock awards (1)	(5,208,735)	—
Options exercised	—	(1,160)		$5.88

Balance at November 30, 2008	2,366,420	15,974,893	$—	$24.13	5.6

Exercisable at November 30, 2008		11,556,967	$—	$23.60	4.6

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the three months ended November 30, 2008 and 2007 was $3.60 and $8.73, respectively. The total intrinsic value of Options exercised during the three months ended November 30, 2008 and 2007 was $3.6 thousand and $0.9 million, respectively.

As of November 30, 2008, there was $41.1 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Options vested during the three months ended November 30, 2008 and 2007 was $5.4 million and $3.0 million, respectively.

The Company uses historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility used for the lattice model is a constant volatility for all periods within the contractual term of the Option. The constant volatility is a weighted average of implied volatilities from traded options and historical volatility corresponding to the contractual term of the Option. The expected dividend yield of Options granted is derived based on the expected annual dividend yield over the expected life of the option expressed as a percentage of the stock price on the date of grant.

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended
	November 30, 2008	November 30, 2007
Expected dividend yield	4.3%	1.3%
Risk-free interest rate	0.0% to 2.9%	3.8% to 4.4%
Weighted-average expected volatility	68.2%	50.2%
Weighted-average expected life	6.4 years	5.8 years

As of November 30, 2008, the Company has 82,844 Options outstanding that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Condensed Consolidated Balance Sheet and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Condensed Consolidated Statement of Operations at each reporting date. At November 30, 2008, an insignificant amount has been recorded as a liability on the Company’s Condensed Consolidated Balance Sheet and an insignificant amount has been recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended November 30, 2008 to record the awards at fair value.

b. Stock Purchase and Award Plans

The Company’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was approved by the Company’s Board of Directors in January 2002. Initially there were 2,000,000 shares reserved under the 2002 Purchase Plan. An additional 2,000,000 shares were authorized for issuance under the 2002 Purchase Plan and approved by stockholders in January 2006. The Company also adopted a sub-plan under the 2002 Purchase Plan for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2002 Purchase Plan. As of November 30, 2008, a total of 3,416,388 shares had been issued under the 2002 Purchase Plan.

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

Awards under the 2002 Purchase Plan are generally granted in June and December. As such, there were no stock purchases under the 2002 Purchase Plan during the three months ended November 30, 2008 and 2007.

c. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock awards to certain key employees pursuant to the 2002 Stock Incentive Plan. The awards granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

Beginning in fiscal year 2006, the Company began granting certain restricted stock awards that have certain performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The fair value of each award was measured on the date of grant and was originally recognized over the requisite service period based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006 that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards would vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal year 2007. It was further determined in the first quarter of fiscal year 2008 that for such restricted stock awards granted in fiscal year 2006, it was probable that 0% of the awards would vest which resulted in an additional reversal of $5.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations. During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the third quarter of fiscal year 2008. It was further determined in the fourth quarter of fiscal year 2008 that for restricted stock awards granted in fiscal year 2007, it was probable that 0% of the awards would vest which resulted in an additional reversal of $7.6 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal year 2008. The restricted stock awards that were granted in fiscal year 2008 continue to be recognized based on an estimated 100%

performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

Beginning in fiscal year 2008, the Company began granting certain restricted stock awards with a vesting condition that is tied to the Standard and Poor’s 500 Composite Index. In accordance with SFAS 123R, such a market condition must be considered in the grant date fair value of the award which contemplates that the market condition may never be met. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

The following table summarizes restricted stock activity from September 1, 2008 through November 30, 2008:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2008	5,989,884	$24.17

Changes during the period
Shares granted (1)	5,375,913	$7.43
Shares vested	(114,810)	$21.51
Shares forfeited	(166,178)	$24.51

Nonvested balance at November 30, 2008	11,084,809	$16.07

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

As of November 30, 2008, there was $55.2 million of total unrecognized compensation cost related to restricted stock awards granted under the 2002 Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 5. Concentration of Risk and Segment Data

a. Concentration of Risk

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

	Three months ended
	November 30, 2008	November 30, 2007
External net revenue:
China	$835,672	$788,780
U.S	543,538	612,796
Mexico	591,566	542,814
Poland	207,810	387,965
Malaysia	235,457	243,814
Hungary	203,040	154,080
Other	765,426	637,698

	$3,382,509	$3,367,947

	November 30, 2008	August 31, 2008
Long-lived assets:
Taiwan	$592,385	$633,301
U.S.	367,036	359,451
India	255,175	294,322
China	526,143	481,770
Mexico	234,090	188,823
Hungary	122,742	149,010
Malaysia	114,096	117,344
Other	84,106	460,403

	$2,295,773	$2,684,424

Foreign source revenue represented 83.9% of net revenue for the three months ended November 30, 2008 compared to 81.8% for the three months ended November 30, 2007.

Sales of the Company’s products are concentrated among specific customers. For the three months ended November 30, 2008, our five largest customers accounted for approximately 40% of our net revenue and 46 customers accounted for approximately 90% of our net revenue. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of trade accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Quarter Ended November 30,			Percentage of Trade Accounts Receivable November 30,
	2008	2007	2006	2008	2007
Cisco Systems, Inc	13%	14%	13%	*	*
Nokia Corporation	*	*	19%	*	13%
Royal Philips Electronics	*	11%	11%	*	18%
Hewlett-Packard Company	11%	11%	*	*	11%

*	Amount was less than 10% of total

Sales to the above customers were reported in the Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. The Company’s operating segments consist of three segments – Consumer, EMS and AMS.

Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate selling, general and administrative expenses, and does not include, intangible amortization, stock-based compensation expense, restructuring and impairment charges, goodwill impairment charges, other expense, interest income, interest expense, income taxes or minority interest. Total segment assets are defined as trade accounts receivable, inventory, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30, 2008	November 30, 2007
Net revenue
Consumer	$1,228,283	$1,214,004
EMS	1,992,492	1,975,383
AMS	161,734	178,560

	$3,382,509	$3,367,947

	Three months ended
	November 30, 2008	November 30, 2007
Segment income and reconciliation of (loss)/income before income taxes and minority interest (net of tax)

Consumer	$44,468	$50,277
EMS	46,409	58,711
AMS	10,337	13,095

Total segment income	101,214	122,083
Reconciling items:
Amortization of intangibles	8,035	8,855
Restructuring cost and impairment charges	621	9,287
Goodwill impairment charge	317,700	—
Other expense	2,364	4,485
Net interest expense	21,427	22,533
Stock-based compensation expense	14,818	5,031

(Loss)/income before income taxes and minority interest (net of tax)	$(263,751)	$71,892

	November 30, 2008	August 31, 2008
Total assets
Consumer	$2,641,627	$2,134,318
EMS	2,665,046	3,006,485
AMS	268,193	223,561
Other non-allocated assets	1,208,185	1,667,773

	$6,783,051	$7,032,137

See Note 7 – “Restructuring and Impairment Charges” for a discussion of the Company’s restructuring plan initiated in fiscal year 2006.

Note 6. Commitments and Contingencies

a. Legal Proceedings

i. Private Litigation Related to Certain Historical Stock Option Grant Practices

In April and May of 2006, shareholder derivative lawsuits were filed in State Circuit Court in Pinellas County, Florida on behalf of a purported shareholder of the Company naming the Company as a nominal defendant, and naming certain of the Company’s officers and directors as defendants. Those lawsuits were subsequently consolidated (the “Consolidated State Derivative Action”). The Consolidated State Derivative Action alleged breaches of certain fiduciary duties to the Company by backdating certain stock option grants between August 1998 and October 2004 to make it appear they were granted on a prior date when the Company’s stock price was lower. Subsequently, two similar federal derivative suits were filed and consolidated in January 2007 into one action (the “Consolidated Federal Derivative Action”).

On May 3, 2006, the Company’s Board of Directors appointed a Special Committee that reviewed the allegations asserted in all of the above derivative actions and concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in the Company’s best interests to pursue the derivative actions and stated that it would assert that position on the Company’s behalf in each of the pending derivative lawsuits. The Special Committee identified certain factors related to the controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to a restatement of certain of the Company’s historical financial statements.

In September 2007, the Company reached an agreement to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action that did not involve the Company paying any monetary damages, but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In April of 2008, the State Court entered an order dismissing the Consolidated State Action and finding that the proposed settlement was fair, adequate and reasonable, and that awarded the plaintiffs’ counsel $700.0 thousand in attorney fees and costs ($575.0 thousand of which was paid by the Company’s Directors and Officers insurance carriers and $125.0 thousand of which was paid by the Company). On April 25, 2008, the Federal Court approved the proposed settlement agreement and dismissed the Consolidated Federal Action.

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

On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as plaintiffs added KPMG LLP, the Company’s independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of the Company’s financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. The Company again filed a motion to dismiss this amended complaint and is awaiting the Court’s ruling on the motion. The Company believes that the Second Amended Class Action Complaint is without merit and it will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

ii. Securities Exchange Commission Informal Inquiry and U.S. Attorney Subpoena Related to Certain Historical Stock Option Grant Practices

In addition to the private litigation described above, the Company was notified on May 2, 2006 by the Staff of the Securities and Exchange Commission (“SEC”) of an informal inquiry concerning the Company’s stock option grant practices. In May 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. Such information was subsequently provided and the Company did not hear further from such U.S. Attorney’s office. In addition, the Company’s review of its historical stock option practices led it to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if it properly recognized revenue associated with those transactions. The Audit Committee of the Company’s Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support the Company’s recognition of certain revenues received during the period. The Company’s Audit Committee concluded that there was no direct evidence that any of the Company’s employees intentionally made or caused false accounting entries to be made in connection with these transactions, and the Company concluded that the impact was immaterial. The Company provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee’s report regarding the Company’s stock option grant practices, and the other information requested and cooperated fully with the Special Committee, the SEC and the U.S. Attorney’s office.

The Company received a letter from the SEC Division of Enforcement on November 24, 2008, advising the Company that the Division had completed its investigation and did not intend to recommend that the SEC take any enforcement action.

iii. Other Litigation

The Company is party to certain other lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheet. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability for the three months ended November 30, 2008 and 2007 is as follows (in thousands):

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties	2,664
Settlements made	(2,828)

Balance at November 30, 2008	$9,713

Amount
Balance at August 31, 2007	$7,575
Accruals for warranties	1,184
Settlements made	(1,113)

Balance at November 30, 2007	$7,646

Note 7. Restructuring and Impairment Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company charged an additional $0.6 million and $9.3 million of restructuring and impairment costs during the three months ended November 30, 2008 and 2007, respectively. The restructuring and impairment costs for the three months ended November 30, 2008 include $0.4 million related to employee severance and benefits costs and $0.2 million related to lease commitments. The restructuring and impairment costs for the three months ended November 30, 2007 include $3.6 million related to employee severance and benefits costs, $5.5 million related to lease commitments and $0.2 million related to other restructuring costs.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through November 30, 2008 of $209.6 million include cash costs totaling $160.7 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008 and $18.6 million was paid in the first fiscal quarter of 2009. The cash costs consist of employee severance and benefits costs of approximately $146.7 million, costs related to lease commitments of approximately $20.2 million and other restructuring costs of $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $0.4 million and $3.6 million recorded in the three months ended November 30, 2008 and 2007, respectively, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.2 million and $5.5 million recorded in the three months ended November 30, 2008 and 2007, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe.

In addition, as part of the restructuring plan, management determined that it was more likely than not that certain foreign plants would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $38.8 million on net deferred tax assets as part of the restructuring plan prior to September 1, 2008. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Operations. See Note 4 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2008 for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the restructuring program during the three months ended November 30, 2008 and 2007 (in thousands):

Restructuring Activity – Three Months Ended November 30, 2008

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2008
Employee severance and termination benefits	$36,210	$400	$(4,495)	$(17,868)	$14,247
Lease costs	3,865	221	(32)	(759)	3,295
Other	429	—	(56)	(1)	372

Total	$40,504	$621	$(4,583)	$(18,628)	$17,914

Restructuring Activity – Three Months Ended November 30, 2007

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2007
Employee severance and termination benefits	$34,307	$3,634	$1,649	$(12,706)	$26,884
Lease costs	6,895	5,524	89	(6,629)	5,879
Fixed asset impairment	—	3	(3)	—	—
Other	1,030	126	56	(703)	509

Total	$42,232	$9,287	$1,791	$(20,038)	$33,272

The tables below set forth significant components and activity in the restructuring program by reportable segment during the three months ended November 30, 2008 and 2007 (in thousands):

Restructuring Activity – Three Months Ended November 30, 2008

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2008
Consumer	$6,418	$—	$(765)	$(1,419)	$4,234
EMS	33,426	221	(3,760)	(17,058)	12,829
AMS	660	—	(56)	(151)	453
Other non-reportable operating	—	400	(2)	—	398

Total	$40,504	$621	$(4,583)	$(18,628)	$17,914

Restructuring Activity – Three Months Ended November 30, 2007

	Liability Balance at August 31, 2007	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at November 30, 2007
Consumer	$12,658	$1,355	$873	$(2,228)	$12,658
EMS	24,111	1,404	964	(7,887)	18,592
AMS	2,632	4,691	26	(6,456)	893
Other non-reportable operating	2,831	1,837	(72)	(3,467)	1,129

Total	$42,232	$9,287	$1,791	$(20,038)	$33,272

At November 30, 2008, accrued liabilities of approximately $13.5 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $4.4 million relate primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2009 through fiscal year 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $250.0 million in total restructuring and impairment costs. The Company has substantially completed restructuring activities under the 2006 Restructuring Plan, and approximately $2.2 million of remaining contract termination costs are expected to be incurred over the remainder of fiscal year 2009 through fiscal year 2011.

Note 8. Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company consistently determines the fair market value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. The use of comparative market multiples (the market approach) compares the Company to other comparable companies based on valuation multiples to arrive at a fair value. The Company regularly compares itself and its divisions to its competitors and the Company believes the judgments used to arrive at these comparable companies are reasonable. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to the Company’s future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

The Company completed its annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. However, during the fiscal quarter ended November 30, 2008, based upon a combination of factors, including a significant and sustained decline in the Company’s market capitalization below the Company’s carrying value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the second half of the first quarter of fiscal year 2009 for both the first quarter of fiscal year 2009 as well as the remainder of the fiscal year, and illiquidity in the overall credit markets, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at November 30, 2008. Furthermore, the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) in the first quarter of fiscal year 2009 was $8.89 compared to an average of $15.78 in the fourth quarter of fiscal year 2008, a decline of approximately 77% and at November 30, 2008 the closing price of the Company’s common stock was $6.58 compared to $16.67 at August 31, 2008. Accordingly, the Company performed an interim first step of its goodwill impairment test for each of its reporting units and determined that the carrying value of the Consumer reporting unit exceeded its fair value, indicating a potential goodwill impairment existed. Having determined that the goodwill of the Consumer reporting unit was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008, the Company determined that goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of $317.7 million. After recognition of the goodwill impairment change, $84.4 million of goodwill remained with the Consumer reporting unit. The Company recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the Consumer reporting unit’s assets and liabilities other than goodwill.

The income tax expense associated with the goodwill impairment was $4.4 million. This includes a tax benefit of $30.6 million for the write-off of tax deductible goodwill and income tax expense of $35.0 million resulting from the recognition of a valuation allowance against a deferred tax asset, which related primarily to net operating losses that the Company now believes will not be realized. The recognition of the valuation allowance was primarily attributable to the same conditions that caused the goodwill impairment as referenced above.

The Company currently expects to finalize its goodwill impairment analysis during the fiscal quarter ended February 28, 2009. There could be material adjustments to the goodwill impairment charge recorded in the Consumer reporting unit upon completion of the goodwill impairment analysis. Any adjustments to the Company’s preliminary estimates as a result of completion of this evaluation are currently expected to be recorded in the Company’s condensed consolidated financial statements for the fiscal quarter ended February 28, 2009.

The impairment evaluation for indefinite lived intangible assets, which for the Company is its trademark, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the fiscal quarter ended November 30, 2008, the Company evaluated its trademark for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

The Company reviews long-lived assets, including its intangible assets subject to amortization, which for the Company are its contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the fiscal quarter ended November 30, 2008, the Company tested its long-lived assets for impairment and determined that there was no impairment.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2008 (in thousands):

Reportable Segment	Balance at August 31, 2008	Impairment Charges	Adjustments	Foreign currency impact	Balance at November 30, 2008
Consumer	$423,059	$(317,700)	$48	$(21,011)	$84,396
EMS	671,616	—	76	(33,356)	638,336
AMS	24,435	—	—	(1,167)	23,268

Total	$1,119,110	$(317,700)	$124	$(55,534)	$746,000

Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, and trade names which have an indefinite life. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at November 30, 2008 and August 31, 2008 (in thousands):

November 30, 2008	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$101,710	$(37,919)	$63,791
Intellectual property	85,958	(37,843)	48,115
Trade name	46,107	—	46,107

Total	$233,775	$(75,762)	$158,013

August 31, 2008	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements & customer relationships	$121,855	$(53,636)	$68,219
Intellectual property	89,576	(33,606)	55,970
Trade names	48,646	—	48,646

Total	$260,077	$(87,242)	$172,835

The weighted-average amortization period for aggregate intangible assets at November 30, 2008 is 6.9 years, which includes a weighted-average amortization period of 9.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for intellectual property.

Intangible asset amortization for the three months ended November 30, 2008 and 2007 was $8.0 million and $8.9 million, respectively.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2009 (remaining nine months)	$22,862
2010	27,261
2011	22,890
2012	14,473
2013	9,409
Thereafter	15,011

Total	$111,906

Note 9. Accounts Receivable Securitizations

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

At November 30, 2008, the Company had sold $345.6 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $243.6 million and retained an interest in the receivables of approximately $101.8 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $2.3 million and $4.5 million during the three months ended November 30, 2008 and 2007, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Operations.

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

At November 30, 2008, the Company had $159.5 million of debt outstanding under the program. In addition, the Company incurred interest expense at a variable rate of approximately 3.7% plus a fixed spread during the three months ended November 30, 2008 in its Condensed Consolidated Statement of Operations.

c. Accounts Receivable Factoring Agreements

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Operations in the period of the sale. The factoring agreement expired in October 2008 and was extended for a six month period.

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

At November 30, 2008, the Company had sold $27.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $27.7 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million and $0.1 million for the three months ended November 30, 2008 and 2007, respectively.

In July 2007, the Company entered into a second agreement with another unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheet until the cash is received by the Purchaser from the Company’s customer for the trade accounts receivable. Accordingly, a liability of $30.0 thousand was recorded on the Company’s Condensed Consolidated Balance Sheet at November 30, 2008 related to cash that the Company received from the Purchaser for specific trade accounts receivable, but for which the Company’s customer has not remitted payment yet.

Note 10. Retirement Benefits

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

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement requirement will be effective for fiscal years ending after December 15, 2008, which is the Company’s current fiscal year. The Company previously used a May 31 measurement date for substantially all of the above referenced plans, with the exception of the Jabil Circuit UK Limited plan, which used a June 30 measurement date.

The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended
	November 30, 2008	November 30, 2007
Service cost	$520	$532
Interest cost	1,674	1,957
Expected long-term return on plan assets	(1,193)	(1,443)
Amortization of prior service cost	(9)	(10)
Recognized actuarial loss	328	397

Net periodic benefit cost	$1,320	$1,433

For the three months ended November 30, 2008, the Company has made contributions of approximately $1.2 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2009 contributions to approximate $5.0 million to $5.5 million.

Note 11. Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations outstanding at November 30, 2008 and August 31, 2008 are summarized below (in thousands).

	November 30, 2008	August 31, 2008
5.875% Senior Notes due 2010	$298,444	$298,198
8.250% Senior Notes due 2018	396,472	396,377
Short-term factoring debt	30	617
Borrowings under credit facilities	61,620	55,579
Borrowings under loans	407,117	423,064
Green Point debt obligations	6,431	24,583
Securitization program obligations	159,509	170,975
Miscellaneous borrowings	14	17

Total notes payable, long-term debt and long-term lease obligations	$1,329,637	$1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	257,907	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,071,730	$1,099,473

a. Bridge Facility Amendment

On December 20, 2007, the Company amended (the “Amendment”) its bridge credit facility that it entered into as of December 21, 2006 (the “Bridge Facility”). As a result of the Amendment, (1) the termination date of the Bridge Facility was extended from December 20, 2007 to June 17, 2008, (2) the Bridge Facility was converted to a $200.0 million revolving credit facility that was available only if the Company had fully drawn on the revolving credit portion of the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”) and (3) as described below, certain other portions of the Bridge Facility were also amended (the Bridge Facility, as so amended, shall be referred to herein as the “Amended Bridge Facility”). Also on December 20, 2007, the Company drew $400.0 million on the revolving credit portion of the Credit Facility in order to pay down the full $400.0 million outstanding under the term portion of the Bridge Facility.

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

On February 13, 2008 the Amended Bridge Facility was terminated.

b. 8.250% Notes Offering

On January 16, 2008 and May 19, 2008, the Company completed its offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amounts of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On June 18, 2008, the Company commenced an offer to exchange the outstanding unregistered 8.250% Notes for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest. Upon completion of the exchange offer on July 18, 2008, all outstanding unregistered notes were exchanged. The 8.250% Senior Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (the “Indenture”), as supplemented by the Officers’ Certificates dated January 16, 2008 and May 19, 2008, that were delivered by certain of its officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture.

The 8.250% Senior Notes matures on March 15, 2018. Interest on the 8.250% Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable on the 8.250% Senior Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease, as provided in the 8.250% Senior Notes. The 8.250% Senior Notes are senior unsecured obligations of the Company and rank equally with all other existing and future senior unsecured debt obligations.

The Indenture contains certain covenants, including, but not limited to, covenants limiting the Company’s ability and/or its subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (applicable only to the Company’s “restricted subsidiaries”); guarantee any of the Company’s indebtedness (applicable only to the Company’s subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Indenture also contains a covenant regarding the repurchase by the Company of the 8.250% Senior Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, the Company settled $250.0 million of the swaps by its payment of $27.5 million. The Company also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by its payment of $15.6 million. As a result, the Company settled the amount recognized as a current liability on its Consolidated Balance Sheet. The Company also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in its Consolidated Balance Sheet. On May 19, 2008, the Company issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Operations. The remaining portion of the amount originally recorded in accumulated other comprehensive income on the Company’s Consolidated Balance Sheet will be amortized to interest expense on the Consolidated Statement of Operations over the life of the 8.250% Senior Notes.

Note 12. New Accounting Pronouncements

On September 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under SFAS 133, to achieve similar results. We already record our derivative contracts and hedging activities at fair value in accordance with SFAS 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On September 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) was issued delaying the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The adoption of the provisions of SFAS 157 during the first fiscal quarter of 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding the Company’s fair value measurements. The additional disclosures required by SFAS 157 are included in Note 13 – “Fair Value of Financial Instruments.”

On September 1, 2008, the Company adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. The adoption of EITF 06-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and has not yet determined the impact of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states all assets and liabilities of an acquired business (whether full, partial or step acquisitions) will be recorded at fair value. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting beginning on or after December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends certain provisions of SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141 would also apply the provisions of SFAS 141R.

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

Note 13. Fair Value of Financial Instruments

On September 1, 2008, the Company adopted the provisions of SFAS 157 which applies to financial assets and liabilities that are being measured and reported on a fair-value basis and expands disclosures about fair-value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of November 30, 2008, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$35,401	$—	$35,401

Liabilities:
Forward foreign exchange contracts	—	(22,085)	—	(22,085)

Total	$—	$13,316	$—	$13,316

The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers (level 2 criteria) and are marked-to-market each period with gains and losses on these contracts recorded in the cost of revenue line on the Company’s Condensed Consolidated Statement of Operations in the period in which their value changes, with the offsetting amount for unsettled positions being included in either prepaid expenses and other current assets or accrued expenses in the Condensed Consolidated Balance Sheet. The Company recognized a net unrealized gain of $13.3 million on forward foreign exchange contracts for the three months ended November 30, 2008, which was recorded in the cost of revenue line on the Condensed Consolidated Statement of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.

The $300.0 million of 5.875% Senior Notes and $400.0 million of 8.250% Senior Notes outstanding are carried at cost. The estimated fair value of these senior debentures was approximately $277.5 million and $302.0 million at November 30, 2008, respectively, and is based upon non-binding market prices that are corroborated by observable market data (level 2 criteria).

None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of SFAS 157 are measured at fair value using significant unobservable inputs.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the impairment of our goodwill;

•	the results of litigation related to our past stock option grants and any ramifications thereof;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base;

•	availability of components;

•	our dependence on certain industries;

•	seasonality;

•	the variability of customer requirements;

•	our substantial international operations, and the resulting risks related to our operating internationally;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following the consummation of acquisitions;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the three months ended November 30, 2008 our largest customers currently include Cisco Systems, Inc., EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance Inc., Nokia Corporation, Nokia Siemens Networks S.p.A., Option NV, Research in Motion Limited and Royal Philips Electronics.

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

We manage our business based on divisions. Our operating segments consist of three segments – Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”). We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on the traditional and emerging electronic manufacturing services business sectors, including automotive, computing, defense and aerospace, industrial, medical, networking, storage and telecommunications businesses. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers.

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. We believe further growth opportunities exist for the industry to penetrate the worldwide electronics markets. The U.S., Europe and certain countries in Asia, however, have recently started experiencing a period of declining gross domestic product. These economic conditions have had a negative impact on our results of operations due to reduced customer demand and are expected to continue to have a negative impact on our operations over the next several fiscal quarters and possibly beyond.

Summary of Results

Net revenues for the first quarter of fiscal year 2009 improved slightly compared to the first quarter of fiscal year 2008 due to increases in the peripheral, telecom, mobility, and instrumentation and medical product sectors. These increases were largely offset by decreases in the display, networking and computing and storage product sectors due to a weakening macro-economic environment.

During the fourth quarter of fiscal year 2006, our Board of Directors approved a restructuring plan (the “2006 Restructuring Plan”) to better align our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. Based on the analysis completed to date, we currently expect to recognize approximately $250.0 million in restructuring and impairment charges as a result of the 2006 Restructuring Plan. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. We have substantially completed our restructuring activities under the 2006 Restructuring Plan and currently expect to recognize the remaining costs over the remainder of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011. This information will be subject to the finalization of the timetables for the transitional functions, consultation with employees and their representatives, as well as the statutory severance requirements of the particular legal jurisdictions impacted. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30, 2008	November 30, 2007
Net revenue	$3,382,509	$3,367,947
Gross profit	$223,713	$239,714
Operating (loss)/income	$(239,960)	$98,910
Net (loss)/income	$(275,857)	$62,001
(Loss)/earnings per share – basic	$(1.34)	$0.30
(Loss)/earnings per share – diluted	$(1.34)	$0.30
Cash dividend per share – declared	$0.07	$0.07

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	November 30, 2008	August 31, 2008	May 31, 2008	February 29, 2008
Sales cycle	24 days	20 days	21 days	23 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in trade accounts receivable	44 days	40 days	39 days	39 days
Days in inventory	46 days	45 days	47 days	47 days
Days in accounts payable	66 days	65 days	65 days	63 days

The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2008, days in trade accounts receivable increased four days to 44 days from the prior sequential quarter as a result of consumer sector seasonal demand, the launch of new product volumes late in the quarter, and the reduction in the sale of receivables under our North American securitization program. Days in inventory increased one day to 46 days from the prior sequential quarter primarily due to the launch of a new customer and a decline in customer demand during the first quarter of fiscal year 2009 due to the weakened macro-economic environment. Inventory turns remained consistent at eight turns during the three months ended November 30, 2008, as compared to the prior sequential quarter. During the three months ended November 30, 2008, days in accounts payable increased one day to 66 days as compared to 65 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

Long-Lived Assets

We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) are expected to generate. If the carrying amount of an asset is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as the present value of estimated future cash flows or at the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our current restructuring program, refer to Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. We consistently determine the fair market value of our reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. The use of comparative market multiples (the market approach) compares us to other comparable companies based on valuation multiples to arrive at a fair value. We regularly compare our company and our divisions to our competitors and we believe the judgments used to arrive at these comparable companies are reasonable. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

We completed our annual impairment analysis during the fourth quarter of fiscal year 2008 and determined that no impairment existed as of the date of that analysis. However, during the fiscal quarter ended November 30, 2008, based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the second half of the first quarter of fiscal year 2009 for both the first quarter of fiscal year 2009 as well as the remainder of the fiscal year, and illiquidity in the overall credit markets, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at November 30, 2008. Furthermore, the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) in the first quarter of fiscal year 2009 was $8.89 compared to an average of $15.78 in the fourth quarter of fiscal year 2008, a decline of approximately 77% and at November 30, 2008 the closing price of the Company’s common stock was $6.58 compared to $16.67 at August 31, 2008. Accordingly, we performed an interim first step of our goodwill impairment test for each of our reporting units and determined that the carrying value of the Consumer reporting unit exceeded its fair value, indicating a potential goodwill impairment existed. Having determined that the goodwill of the Consumer reporting unit was potentially impaired, we began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008, we determined that goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of $317.7 million. After recognition of the goodwill impairment charge, $84.4 million of goodwill remained with the Consumer reporting unit. We recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the Consumer reporting unit’s assets and liabilities other than goodwill.

The income tax expense associated with the goodwill impairment was $4.4 million. This includes a tax benefit of $30.6 million for the write-off of tax deductible goodwill and income tax expense of $35.0 million resulting from the recognition of a valuation allowance against a deferred tax asset, which related primarily to net operating losses that we now believe will not be realized. The recognition of the valuation allowance was primarily attributable to the same conditions that caused the goodwill impairment as referenced above.

We currently expect to finalize our goodwill impairment analysis during the fiscal quarter ended February 28, 2009. There could be material adjustments to the goodwill impairment charge in the Consumer reporting unit upon completion of the goodwill impairment analysis. Any adjustments to our preliminary estimates as a result of completion of this evaluation are currently expected to be recorded in our condensed consolidated financial statements for the fiscal quarter ended February 28, 2009.

The non-cash goodwill impairment charge of $317.7 million did not impact our cash balance or debt covenant compliance.

As a result of performing the interim first step of our goodwill impairment analysis for both the EMS and AMS reporting units, we determined that the fair value for each of the respective units exceeds its carrying value and therefore there was no impairment. Furthermore, we also performed a sensitivity analysis on our estimated fair value using the income approach for the EMS and AMS reporting units given the amount of goodwill recorded in these reporting units. At November 30, 2008, there was $638.3 million and $23.3 million of goodwill recorded in the EMS and AMS reporting units, respectively. Significant assumptions used in our fair value estimate are discount rates and market multiples. We noted that an increase in the discount rate of approximately 20% for EMS and 64% for AMS would have resulted in the need for us to have performed the second step of the goodwill impairment analysis. In addition, a decrease in market multiples of approximately 7% for EMS and 20% for AMS would have resulted in the need for us to have performed the second step of the goodwill impairment analysis. If we experience a further significant decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, we may need to perform an interim impairment analysis under SFAS 142 in future periods, in addition to our annual impairment test, any of which may result in future goodwill impairment charges to the EMS and/or AMS reporting units. Additionally, there are no assurances that valuation multiples will not decline, discount rates will not increase, or earnings or projected earnings and cash flows of our reporting units will not decline. It is reasonably possible that such changes may occur.

The impairment evaluation for indefinite lived intangible assets, which for us is our trademark, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the fiscal quarter ended November 30, 2008, we evaluated our trademark for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

We review long-lived assets, including our intangible assets subject to amortization which, for us are our contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the fiscal quarter ended November 30, 2008, we tested our long-lived assets for impairment and determined that there was no impairment.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Retirement Benefits

We have pension and postretirement benefit costs and liabilities, which are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 10 – “Retirement Benefits” to the Condensed Consolidated Financial Statements.

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

In June of 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For further discussion related to our income taxes, refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements and “Risk Factors – We are involved in reviews of our historical stock option grant practices.”

Recent Accounting Pronouncements

See Note 12 – “New Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2008	November 30, 2007
Net revenue	100.0%	100.0%
Cost of revenue	93.4%	92.9%

Gross profit	6.6%	7.1%
Operating expenses:
Selling, general and administrative	3.9%	3.4%
Research and development	0.2%	0.2%
Amortization of intangibles	0.2%	0.3%
Restructuring and impairment charges	0.0%	0.3%
Goodwill impairment charge	9.4%	—

Operating (loss)/income	(7.1)%	2.9%

Other expense	0.1%	0.1%
Interest income	(0.1)%	(0.1)%
Interest expense	0.7%	0.8%

(Loss)/income before income taxes and minority interest (net of tax)	(7.8)%	2.1%

Income tax expense	0.4%	0.3%
Minority interest (net of tax)	0.0%	0.0%

Net (loss)/income	(8.2)%	1.8%

Net Revenue. Our sales levels during the first quarter of fiscal year 2009 improved slightly year-over-year due to stronger market share with our existing programs, organic growth from new and existing customers as vertical companies continue to convert to an outsourcing model and additional sales related to certain recent business acquisitions. These increases were largely offset by decreased levels of production as a result of reduced customer demand in certain of our sectors due to a weakening macro-economic environment. Specific sector increases include a 45% increase in the sale of telecom products; a 26% increase in the sale of peripheral products; a 17% increase in the sale of mobility products; and a 5%

increase in the sale of instrumentation and medical products. Specific sector decreases include a 41% decrease in the sale of display products; a 9% decrease in the sale of aftermarket services; an 8% decrease in the sale of networking products; a 5% decrease in the sale of computing and storage products; a 5% decrease in the sale of other products; and a 2% decrease in the sale of automotive products.

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

The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the weakened macro-economic environment; our continuing efforts to rationalize the economic performance of certain sectors, especially in the automotive and display sectors; seasonality; and business growth from new and existing customers, including new product ramps in the mobility sector.

	Three months ended
	November 30, 2008	November 30, 2007
EMS
Automotive	4%	4%
Computing and Storage	11%	11%
Instrumentation and Medical	18%	17%
Networking	18%	20%
Telecommunications	7%	5%
Other	1%	2%

Total EMS	59%	59%

Consumer
Display	7%	11%
Mobility	16%	14%
Peripherals	13%	11%

Total Consumer	36%	36%

AMS	5%	5%

Total	100%	100%

Foreign source revenue represented 83.9% of net revenue for the three months ended November 30, 2008. This is compared to 81.8% of net revenue for the three months ended November 30, 2007. We currently expect our foreign source revenue to remain consistent with current levels over the course of the next twelve months.

Gross Profit. Gross profit decreased to 6.6% of net revenue for the three months ended November 30, 2008 from 7.1% of net revenue for the three months ended November 30, 2007. The decrease in gross profit as a percentage of net revenue for the three months ended November 30, 2008 versus the same period of fiscal year 2008 was primarily due to a decrease in sales levels in the display sector without a corresponding decrease in certain fixed costs, additional costs incurred related to the ramping of new products in the mobility sector during the first quarter of fiscal year 2009, as well as an increase in excess capacity given current macro-economic conditions.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended November 30, 2008 increased to $131.7 million (3.9% of net revenue), compared to $116.2 million (3.4% of net revenue) for the three months ended November 30, 2007.

The absolute dollar increase for the three months ended November 30, 2008 was primarily due to the reversal of $5.9 million of stock-based compensation expense during the first quarter of fiscal year 2008 due to the expectation that the performance goals associated with certain restricted stock awards granted in fiscal year 2006 would not be fully met and $4.5 million of certain other stock-based compensation expense adjustments during the first quarter of fiscal year 2008 for awards which were no longer expected to vest. See Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for further discussion. We also incurred incremental costs of $1.9 million due to the acquisition of certain manufacturing operations of Nokia Siemens Networks S.p.A. (“NSN”) in October 2007.

Research and Development. Research and development expenses for the three months ended November 30, 2008 decreased to $5.7 million (0.2% of net revenue) from $6.5 million (0.2% of net revenue) for the three months ended November 30, 2007. The decrease is attributed primarily to the repositioning of certain design resources to lower-cost regions as well as reduced spending in the consumer sectors.

Amortization of Intangibles. We recorded $8.0 million of amortization of intangible assets for the three months ended November 30, 2008, as compared to $8.9 million for the three months ended November 30, 2007. The decrease was primarily attributable to certain intangible assets that became fully amortized since November 30, 2007. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges. As mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Results,” during the fourth quarter of fiscal year 2006, we initiated the 2006 Restructuring Plan. We have substantially completed restructuring activities under this plan and expect to incur the remaining costs over the remainder of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011.

During the three months ended November 30, 2008, we charged an additional $0.6 million of restructuring and impairment costs against earnings, compared to $9.3 million for the three months ended November 30, 2007. The restructuring and impairment costs for the three months ended November 30, 2008 include $0.4 million related to employee severance and benefits costs and $0.2 million related to lease commitments. The restructuring and impairment costs for the three months ended November 30, 2007 of $9.3 million, includes $3.6 million related to employee severance and benefits costs, $5.5 million related to lease commitments and $0.2 million related to other restructuring costs.

The restructuring and impairment charges incurred through November 30, 2008 related to the 2006 Restructuring Plan of $209.6 million include cash costs totaling $160.7 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008 and $18.6 million was paid in the first fiscal quarter of 2009. The cash costs consist of employee severance and benefits costs of approximately $146.7 million, costs related to lease commitments of approximately $20.2 million and other restructuring costs of $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with a facility closure. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to our restructuring activities.

At November 30, 2008, liabilities of approximately $13.5 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $4.4 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2009 through 2011.

As of November 30, 2008, as a result of the restructuring activities completed through November 30, 2008 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to begin to realize the full net annualized cost savings of approximately $30.0 million to $40.0 million during the second half of fiscal year 2009. For further discussion of the current restructuring program, see Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Goodwill Impairment Charge. We recorded a preliminary goodwill impairment charge in the amount of $317.7 million for the three months ended November 30, 2008 to reduce the carrying amount of our goodwill for our Consumer reporting unit to the estimated fair value based upon the results of an interim impairment test. During the first quarter of fiscal year 2009, based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment which resulted in a significant decline in customer demand during the second half of the first quarter of fiscal year 2009 for both the first quarter of fiscal year 2009 as well as the remainder of the fiscal year, and illiquidity in the overall credit markets, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis as of November 30, 2008. There could be material adjustments to the preliminary goodwill impairment charge in the Consumer reporting unit upon completion of the goodwill impairment analysis. Any adjustments to our preliminary estimates as a result of completion of this evaluation are currently expected to be recorded in our condensed consolidated financial statements for the fiscal quarter ended February 28, 2009. For further discussion of goodwill impairment charges recorded, see Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”

Other Expense. We recorded other expense of $2.4 million for the three months ended November 30, 2008, as compared to other expense of $4.5 million for the three months ended November 30, 2007. The decrease in other expense for the three months ended November 30, 2008 compared to the three months ended November 30, 2007, was primarily due to the net cash proceeds available at any one time under the North American asset-backed securitization program being decreased from $325.0 million to $280.0 million. For further discussion of our accounts receivable securitization program, see Note 9 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $2.3 million for the three months ended November 30, 2008, from $3.1 million for the three months ended November 30, 2007. The decrease was primarily due to a lower income generated on decreased levels of operating cash, cash deposits and cash equivalents and lower overall interest rates during the three months ended November 30, 2008.

Interest Expense. Interest expense decreased to $23.7 million for the three months ended November 30, 2008 from $25.6 million for the three months ended November 30, 2007 primarily due to lower variable interest rates and lower average revolving debt balances.

Income Taxes. Income tax expense reflects an effective tax rate of (4.7)% for the three months ended November 30, 2008, as compared to an effective rate of 13.4% for the three months ended November 30, 2007. The effective tax rate for the three months ended November 30, 2008 differs from previous periods due to a preliminary impairment of deductible and non-deductible goodwill and the resulting recognition of a deferred income tax benefit related to the deductible portion, net of a valuation allowance against certain deferred tax assets that are no longer more likely than not to be realized. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives, including tax holidays, granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax holidays are subject to conditions with which we expect to continue to comply.

Acquisitions and Expansion

We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our condensed consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors – We may not achieve expected profitability from our acquisitions.”

We completed construction of our new manufacturing facilities in Uzhgorod, Ukraine in the first quarter of fiscal year 2008 and in Huangpu, China in the second quarter of fiscal year 2008. We also completed construction of an additional facility in Chennai, India during the second quarter of fiscal year 2008 and commenced operations in this facility during the third quarter of fiscal year 2008. We completed construction on an expansion to our existing facilities in Kwidzyn, Poland during the fourth quarter of fiscal year 2008 and Pune, India during the third quarter of fiscal year 2008. We began expansion to an existing facility in Penang, Malaysia in the third quarter of fiscal year 2008 and completed construction during the fourth quarter of fiscal year 2008.

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

Dividends

The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during the three months ended November 30, 2008 and the 2008 fiscal year.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
		(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At November 30, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Three months ended
	November 30, 2008	November 30, 2007
Net cash (used in) provided by operating activities	$(33,559)	$143,006
Net cash used in investing activities	(114,121)	(124,283)
Net cash used in financing activities	(36,122)	(3,356)
Effect of exchange rate changes on cash	(9,239)	(14,536)

Net (decrease) increase in cash and cash equivalents	$(193,041)	$831

Net cash used in operating activities for the three months ended November 30, 2008 was $33.5 million. This consisted primarily of $(275.9) million of net loss, a $259.9 million increase in trade accounts receivable, a $128.5 million increase in inventory, an $87.5 million increase in prepaid expenses and other current assets and $8.3 million in deferred income taxes, offset by a $315.6 million increase in accounts payable and accrued expenses, a $317.7 million non-cash goodwill impairment charge, $71.6 million of non-cash depreciation and amortization expense, $14.8 million of non-cash stock-based compensation expense, a $7.7 million increase in income taxes payable, and $0.6 million of non-cash restructuring charges. The increase in accounts payable and accrued expenses was due primarily to the timing of purchases in the first three months of fiscal year 2008. The increase in trade accounts receivable was primarily due to consumer sector seasonal demand, the launch of new product volumes late in the quarter, and the reduction in the sale of receivables under our North American securitization program. The increase in inventory was due primarily to the launch of a new customer and a decline in customer demand during the first quarter of fiscal year 2009 due to the weakened macro-economic environment. The increase in prepaid expenses and other current assets was due primarily to certain deferred amounts which will be recognized in future periods.

Net cash used in investing activities for the three months ended November 30, 2008 was $114.1 million. This consisted primarily of our capital expenditures of $115.1 million for investments in information technology infrastructure and capacity to support the ongoing ramp of a new program in the mobility sector; and $0.4 million for additional cash payments related to business acquisitions that have been consummated within twelve months, which primarily relates to an insignificant business acquisition made during the first quarter of fiscal year 2009. These expenditures were offset by $1.4 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for the three months ended November 30, 2008 was $36.1 million. This resulted from our receipt of approximately $1.1 billion of proceeds from borrowings under debt agreements, which primarily included an aggregate of $939.0 million of borrowings under the revolving portion of the Credit Facility and $68.7 million of borrowings under our short-term Indian working capital facilities. This was offset by repayments in an aggregate amount of $1.1 billion during the three months ended November 30, 2008, which primarily included $939.0 million toward repayment of borrowings under the revolving portion of the Credit Facility and $64.4 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition we paid $14.7 million of dividends to stockholders during the three months ended November 30, 2008.

We may need to finance future growth and any corresponding working capital needs with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time, to augment our liquidity and capital resources.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $280.0 million and extended the program until March 19, 2009. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay facility fees of 0.35% per annum of 102% of the average purchase limit and program fees of up to 0.275% of the average daily outstanding amounts. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. As of November 30, 2008, we had sold $345.6 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $243.6 million and retained an interest in the receivables of approximately $101.8 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $2.3 million and $4.5 million during the three months ended November 30, 2008 and 2007, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Operations.

During the third quarter of fiscal year 2008, we entered into our foreign asset-backed securitization program with a bank conduit. In connection with the securitization program certain foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. At November 30, 2008, we had $159.5 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 3.7% plus a fixed spread during the three months ended November 30, 2008 on the Condensed Consolidated Statement of Operations.

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

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Condensed Consolidated Statement of Operations in the period of the sale. The factoring agreement expired in October 2008 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheet and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At November 30, 2008, we had sold $27.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $27.7 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million and $0.1 million for the three months ended November 30, 2008 and 2007, respectively.

Notes payable, long-term debt and long-term lease obligations outstanding at November 30, 2008 and August 31, 2008 are summarized below (in thousands).

	November 30, 2008	August 31, 2008
5.875% Senior Notes due 2010 (a)	$298,444	$298,198
8.250% Senior Notes due 2018 (b)	396,472	396,377
Short-term factoring debt (c)	30	617
Borrowings under credit facilities (d)	61,620	55,579
Borrowings under loans (e)	407,117	423,064
Green Point debt obligations (f)	6,431	24,583
Securitization program obligations (g)	159,509	170,975
Miscellaneous borrowings	14	17

Total notes payable, long-term debt and long-term lease obligations	$1,329,637	$1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	257,907	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,071,730	$1,099,473

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

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

(b)	During the second and third quarters of fiscal year 2008, we completed our offering of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On June 18, 2008, we commenced an offer to exchange the outstanding unregistered 8.250% Notes for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.25% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest. Upon completion of the exchange offer on July 18, 2008, all outstanding unregistered notes were exchanged. The 8.250% Senior Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee (the “Indenture”), as supplemented by the Officers’ Certificates dated January 16, 2008 and May 19, 2008, that were delivered by certain of our officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture.

The 8.250% Senior Notes will mature on March 15, 2018. Interest on the 8.250% Senior Notes will be payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable on the 8.250% Senior Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease, as provided in the 8.250% Senior Notes. The 8.250% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheet. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheet. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Operations. The effective portion of the swaps remaining on our Condensed Consolidated Balance Sheet will be amortized to interest expense on the Condensed Consolidated Statement of Operations over the life of the 8.250% Senior Notes.

(c)	During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in our Condensed Consolidated Balance Sheet until the cash is received by the Purchaser from our customer for the trade accounts receivable. Accordingly, we have a liability of $30.0 thousand recorded on our Condensed Consolidated Balance Sheet at November 30, 2008 related to cash that we have received from the Purchaser for specific trade accounts receivable, but for which our customer has not remitted payment yet.

(d)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees and Japanese yen, as well as U.S. dollars. At November 30, 2008, these credit facilities incur interest at both fixed and variable rates ranging from 3.6% to 8.1% and range in outstanding amounts from $1.0 million to $37.5 million.

(e)	During the second quarter of fiscal year 2007, we entered into a three year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At November 30, 2008, $6.8 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $7.9 million based on currency exchange rates at November 30, 2008.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At November 30, 2008, borrowings of 8.6 million Euros (approximately $10.9 million based on currency exchange rates at November 30, 2008) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, we entered into the five year revolving Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the first quarter of fiscal year 2009, we borrowed $939.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the first quarter. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $380.0 million remains outstanding at November 30, 2008.

In addition to the loans described above, at November 30, 2008 we have additional loans outstanding to fund working capital needs. These additional loans total approximately $1.3 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short term on the Condensed Consolidated Balance Sheet.

(f)	Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At November 30, 2008 approximately $1.2 million of debt is outstanding under these short term facilities, with current interest rates ranging from 2.6% to 4.0%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. At November 30, 2008, approximately $19.9 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At November 30, 2008, approximately $5.2 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.6% to 3.5%. Approximately $0.1 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheet. The remaining $5.1 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheet.

(g)	On April 7, 2008, we entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The securitization program expires on April 6, 2009. At November 30, 2008, we had $159.5 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 3.7% plus a fixed spread during the three months ended November 30, 2008 in our Condensed Consolidated Statement of Operations.

At November 30, 2008, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our accounts receivable securitization program.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $150.0 million to $200.0 million, principally for machinery and equipment and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements and estimated future benefit plan payments as of November 30, 2008 are summarized below. We do not participate in, or secure financing for any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,329,637	$257,907	$355,258	$320,000	$396,472
Future interest on notes payable and long-term debt	393,293	66,640	107,167	76,028	143,458
Operating lease obligations	210,967	50,573	63,228	42,697	54,469
Estimated future benefit plan payments	65,880	5,352	10,850	12,673	37,005
Capital commitments (a)	—	—	—	—	—

Total contractual cash obligations	$1,999,777	$380,472	$536,503	$451,398	$631,404

(a)	During the first fiscal quarter of 2009, the Company committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). The commitment may be called over the next five years by the general partner. As the timing of capital calls have no specified dates, this commitment has been excluded from the above table as we can not currently determine when, if ever, the commitment will be called.

At November 30, 2008, we have $3.3 million recorded as a current liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $85.0 million has not been included in the contractual obligations table.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Condensed Consolidated Balance Sheet at their respective fair market values in accordance with SFAS 133. We have elected not to prepare and maintain the documentation required for the transaction to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Condensed Consolidated Statement of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2008 was $1.7 billion. The fair value of these contracts amounted to a $35.4 million asset recorded in prepaid and other current assets and a $22.1 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheet. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at November 30, 2008. Upon expiration of the contracts the change in fair value will be reflected in cost of revenue on the Condensed Consolidated Statement of Operations. The forward contracts are denominated in British pounds, Chinese yuan renminbi, Euro dollars, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Singapore dollars, Swedish kronas, Taiwanese dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2008, there were no significant outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $613.3 million in borrowings outstanding under these facilities at November 30, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2008. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2008, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended November 30, 2008, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of November 30, 2008 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our condensed consolidated financial statements beginning in November 2007. As part of our integration of NSN, we continue to evaluate NSN’s internal controls over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to November 30, 2008, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

As more fully described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, we are involved in certain ongoing litigation matters and have received a subpoena from a U.S. attorney’s office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices. For further discussion, see Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and Note 6 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.

In addition, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008, on May 2, 2006 the Company was notified by the Staff of the SEC of an informal inquiry concerning the Company’s stock option grant practices. The Company and its officers and directors fully cooperated with the SEC in the SEC’s inquiry. Since we filed our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 with the SEC, the Company received a letter from the SEC Division of Enforcement advising that the Division had completed its investigation and did not intend to recommend that the SEC take any enforcement action.

In addition, the Company filed a motion to dismiss the Second Amended Class Action Complaint in the putative shareholder class action before the U.S. District Court for the Middle District of Florida, Tampa Division and is awaiting the Court’s ruling on this motion.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

For the three months ended November 30, 2008, our five largest customers accounted for approximately 40% of our net revenue and 46 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us.

Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. A similar risk currently exists as consumers and businesses have recently begun to postpone spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations during the first quarter of fiscal year 2009 due to reduced customer demand and are expected to continue to have a negative impact on our operations over the next several fiscal quarters and possibly beyond. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant account receivables in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our customers face numerous competitive challenges, such as decreasing demand from their customers, rapid technological change and short life cycles for their products, which may materially adversely affect their business, and also ours.

Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	Recessionary periods in our customers’ markets.

•	The inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles.

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

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, delay production or change their sourcing strategy for a number of reasons. Such changes, delays and cancellations may lead to a decline in our production and our possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. This could result in a write down of inventories that have become obsolete or exceed anticipated demand or net realizable value.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The short-term nature of our customers’ commitments, their uncertainty about future economic conditions, and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.

On occasion, customers may require rapid increases in production, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand can harm our gross profits and operating results.

The gross domestic product for the U.S., Europe and certain countries in Asia has declined, indicating that many of these countries’ economies, including the U.S. economy, are in a recession.

There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S, Europe and certain countries in Asia. In mid-2001, an overall global economic downturn resulted in a decline in demand for our customers’ products which had a negative impact on our results of operations (as well as our overall industry’s results of operations). Recent economic conditions have had a negative impact on our results of operations during the first quarter of fiscal year 2009 due to reduced customer demand which is expected to continue for the next several fiscal quarters. If these economic conditions continue to persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability. In addition, the value of certain of our properties and other assets has been negatively impacted, and may be further impacted in the future.

The financial markets have recently experienced significant turmoil.

The credit market turmoil could negatively impact our lenders under the Credit Facility, as well as lenders under various foreign subsidiary credit facilities, and our securitization programs and thus potentially limit our ability to borrow under the Credit Facility and various foreign subsidiary credit facilities, or limit our ability to renew the securitization programs. In addition, if we attempt to obtain future additional financing, the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could lead to a decrease in demand for our products, as well as our customers’ products, which could result in a negative effect on our results of operations.

We are exposed to intangible asset risk; specifically, our goodwill may become impaired.

As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal 2009, we have determined that goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of $317.7 million for the Consumer reporting unit. We recorded this charge based on a preliminary assessment because we continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the Consumer reporting unit’s assets and liabilities other than goodwill. The Company currently expects to complete the goodwill analysis during the second quarter of fiscal year 2009. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under SFAS 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”

We are involved in reviews of our historical stock option grant practices.

We are involved in a putative shareholder class action in connection with certain historical stock option grants. In response to shareholder derivative actions that also were filed in connection with these certain grants, an independent Special Committee of our Board of Directors (the “Special Committee”) was appointed to review the allegations in such actions. We cooperated fully with the Special Committee. The Special Committee concluded that the evidence does not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions. The Special Committee identified certain factors related to our controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to the restatement of our consolidated operations for certain of our previous fiscal years (as further described in the Explanatory Note immediately preceding Part I of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and discussed below). Pursuant to the state court’s approval on April 7, 2008, and the federal court’s approval on April 25, 2008, of our proposed settlement of the derivative actions, these actions are no longer pending.

In May 2006 we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. Such information was subsequently provided and we did not hear further from such U.S. Attorney’s office. The investigation of the U.S. Attorney’s office may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of that investigation. Regardless of the outcome of the investigation, we will continue to incur costs and the investigation will cause a diversion of our management’s time and attention, which could have an adverse effect on our financial condition and results of operations. We cannot provide assurances that such investigation will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

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

Our historical stock option granting practices and the restatement of our prior financial statements exposed us to greater risks associated with litigation and regulatory proceedings. As described in Part I, Item 3 – “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and Part II, Item 1 – “Legal Proceedings” of this quarterly report on Form 10-Q, we are parties to several lawsuits containing allegations relating to stock option grants. We cannot assure you that any determinations made in the current litigation or any future litigation or regulatory action will reach the same conclusions on these issues that we reached. The conduct and resolution of these matters may continue to be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In addition, consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. See “Business – Competition” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

We derived 83.9% of net revenue from international operations for the three months ended November 30, 2008, compared to 81.8% for the three months ended November 30, 2007. We currently expect our foreign source revenue to remain consistent with current levels over the course of the next twelve months. We currently operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Pune and Ranjangaon, India; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented policies and procedures designed to ensure compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, during the fourth quarter of fiscal year 2006 we initiated a restructuring program to realign our manufacturing capacity in certain higher cost geographies and to properly size our manufacturing sites with perceived current market conditions. We currently estimate that the restructuring program could result in total restructuring and impairment charges of approximately $250.0 million consisting of pre-tax employee severance and benefit costs, contract termination costs, fixed asset impairment costs, and other related restructuring costs, as well as valuation allowances against net deferred tax assets for certain plants impacted by the current restructuring plan. During the fourth quarter of fiscal year 2006, we recorded restructuring and impairment charges of $81.9 million and valuation allowances of $37.1 million on net deferred tax assets under this program. During fiscal year 2007, we recorded aggregate restructuring and impairment charges of $72.4 million and reduced our valuation allowance against net deferred tax assets by $2.0 million to an aggregate amount of $35.1 million under this program. During fiscal year 2008, we recorded aggregate restructuring and impairment charges of $54.8 million and increased our valuation allowance against net deferred tax assets by $3.7 million to an aggregate amount of $38.8 million under this program. We have substantially completed our restructuring activities and currently expect to recognize the remaining costs over the remainder of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011. If we incur additional restructuring related charges, our financial condition and results of operations may suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

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

Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor products. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

At November 30, 2008, our executive officers, directors and certain of their family members collectively beneficially owned 13.2% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.6%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Our credit rating was downgraded in fiscal year 2008 and 2007 and is subject to further change.

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

As of November 30, 2008, our debt obligations on the Condensed Consolidated Balance Sheet consisted of $396.5 million under our 8.250% Senior Notes, $298.4 million under our 5.875% Senior Notes and $380.0 million outstanding under the term portion of our Credit Facility. As of November 30, 2008, there was $254.7 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

As of November 30, 2008, we have the ability to borrow up to $800.0 million under the revolving credit portion of our Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward purchase contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Based on our calculations and current forecasts, we believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.

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

We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which is likely rising due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. Our allowance for doubtful accounts receivables was $10.5 million as of November 30, 2008 (which represented 1% of our gross trade accounts receivable balance) and $10.1 million as of August 31, 2008 (which represented less than 1% of our gross trade accounts receivable balance).

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

The Sarbanes-Oxley Act of 2002, as well as related new rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these new rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, any future changes in securities laws, SEC rules or NYSE rules may cause our legal and financial accounting costs to increase.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm KPMG LLP issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2008. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. After several years of increases, energy prices have recently declined significantly. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
September 1, 2008 – September 30, 2008	7,150	$16.86	—	—
October 1, 2008 – October 31, 2008	—	$—	—	—
November 1, 2008 – November 30, 2008	16,838	$6.58	—	—

Total	23,988	$6.70	—	—

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

Jabil Circuit, Inc.
Registrant

Date: January 9, 2009	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: January 9, 2009	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.