Form 10-Q
period 2009-02-28
JABIL CIRCUIT INC
filed 2009-04-08
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 24, 2009, there were 213,769,317 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	February 28, 2009	August 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$774,936	$772,923
Trade accounts receivable, net of allowance for doubtful accounts of $16,762 at February 28, 2009 and $10,116 at August 31, 2008	1,138,598	1,475,530
Inventories	1,403,588	1,528,862
Prepaid expenses and other current assets	301,247	293,070
Income taxes receivable	26,719	24,535
Deferred income taxes	26,978	44,217

Total current assets	3,672,066	4,139,137

Property, plant and equipment, net of accumulated depreciation of $1,056,794 at February 28, 2009 and $1,079,719 at August 31, 2008	1,371,370	1,392,479
Goodwill	23,260	1,119,110
Intangible assets, net of accumulated amortization of $83,434 at February 28, 2009 and $87,242 at August 31, 2008	146,401	172,835
Deferred income taxes	36,354	155,508
Other assets	44,338	53,068

Total assets	$5,293,789	$7,032,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$172,948	$269,937
Accounts payable	1,885,142	2,218,969
Accrued expenses	577,055	529,839
Income taxes payable	16,857	25,897
Deferred income taxes	782	2,998

Total current liabilities	2,652,784	3,047,640

Notes payable, long-term debt and long-term lease obligations, less current installments	1,069,716	1,099,473
Other liabilities	66,980	71,442
Income tax liability	83,767	81,044
Deferred income taxes	10,936	9,409

Total liabilities	3,884,183	4,309,008

Minority interest	7,309	7,404
Commitments and contingencies
Stockholders’ equity:
Common stock	215	215
Additional paid-in capital	1,432,988	1,406,378
Retained earnings	38,570	1,210,417
Accumulated other comprehensive income, net of tax	133,441	301,401
Treasury stock at cost, 8,598,725 shares at February 28, 2009 and 8,574,737 shares at August 31, 2008	(202,917)	(202,686)

Total stockholders’ equity	1,402,297	2,715,725

Total liabilities and stockholders’ equity	$5,293,789	$7,032,137

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net revenue	$2,887,400	$3,058,613	$6,269,909	$6,426,560
Cost of revenue	2,731,854	2,870,708	5,890,650	5,998,941

Gross profit	155,546	187,905	379,259	427,619
Operating expenses:
Selling, general and administrative	111,053	124,910	242,715	241,060
Research and development	5,754	9,863	11,409	16,375
Amortization of intangibles	7,673	9,722	15,708	18,577
Restructuring and impairment charges	31,524	41,789	32,145	51,076
Goodwill impairment charge	705,121	—	1,022,821	—

Operating (loss)/income	(705,579)	1,621	(945,539)	100,531
Other expense	857	3,320	3,221	7,805
Interest income	(1,920)	(3,152)	(4,227)	(6,204)
Interest expense	20,077	23,711	43,811	49,296

(Loss)/income before income taxes and minority interest	(724,593)	(22,258)	(988,344)	49,634

Income tax expense	142,018	3,102	154,381	12,733

Minority interest, net of tax	(511)	(1,315)	(768)	(1,055)

Net (loss)/income	$(866,100)	$(24,045)	$(1,141,957)	$37,956

(Loss)/earnings per share:
Basic	$(4.19)	$(0.12)	$(5.53)	$0.19

Diluted	$(4.19)	$(0.12)	$(5.53)	$0.18

Common shares used in the calculations of (loss)/earnings per share:
Basic	206,711	205,082	206,557	204,866

Diluted	206,711	205,082	206,557	206,452

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net (loss)/income	$(866,100)	$(24,045)	$(1,141,957)	$37,956

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(20,110)	48,457	(169,138)	137,351
Change in defined pension plan liability, net of tax	—	668	—	12
Change in fair market value of derivative instruments, net of tax	(22)	(4,105)	(22)	(17,006)
Amortization of loss on hedge arrangements, net of tax	600	182	1,200	182

Comprehensive (loss)/ income	$(885,632)	$21,157	$(1,309,917)	$158,495

Accumulated foreign currency translation gains were $174.3 million at February 28, 2009 and $343.5 million at August 31, 2008. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net (loss)/income	$(1,141,957)	$37,956
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	146,119	134,493
Minority interest, net of tax	(768)	(1,055)
Recognition of stock-based compensation	20,005	20,131
Deferred income taxes	123,866	(49,930)
Non-cash restructuring charges	32,145	51,076
Non-cash goodwill impairment charge	1,022,821	—
Provision for doubtful accounts	7,321	1,349
Excess tax benefit of options exercised	(2,877)	(3,337)
(Gain)/loss on sale of property	(2,932)	2,002
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Trade accounts receivable	255,614	127,802
Inventories	70,930	20,828
Prepaid expenses and other current assets	(27,522)	23,080
Other assets	(3,194)	(5,326)
Accounts payable and accrued expenses	(188,282)	(115,824)
Income taxes payable	(2,326)	29,563

Net cash provided by operating activities	308,963	272,808

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(1,115)	(57,568)
Acquisition of property, plant and equipment	(184,703)	(149,317)
Proceeds from sale of property and equipment	3,909	3,164

Net cash used in investing activities	(181,909)	(203,721)

Cash flows from financing activities:
Borrowings under debt agreements	2,051,879	2,258,102
Payments toward debt agreements and capital lease obligations	(2,162,027)	(2,386,449)
Dividends paid to stockholders	(29,655)	(29,226)
Proceeds from issuance of common stock under option and employee purchase plans	3,395	7,989
Excess tax benefit of options exercised	2,877	3,337

Net cash used in financing activities	(133,531)	(146,247)

Effect of exchange rate changes on cash and cash equivalents	8,490	(55,096)

Net increase (decrease) in cash and cash equivalents	2,013	(132,256)
Cash and cash equivalents at beginning of period	772,923	663,625

Cash and cash equivalents at end of period	$774,936	$531,369

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2008. Results for the six-month period ended February 28, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2009.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	February 28, 2009	August 31, 2008
Raw materials	$1,006,050	$1,070,163
Work in process	250,375	277,699
Finished goods	147,163	181,000

Total inventories	$1,403,588	$1,528,862

Note 3. (Loss)/Earnings Per Share and Dividends

a. (Loss)/Earnings Per Share

The following table sets forth the calculation of basic and diluted (loss)/earnings per share (“EPS”) (in thousands, except per share data):

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Numerator:
Net (loss)/income	$(866,100)	$(24,045)	$(1,141,957)	$37,956

Denominator:
Weighted-average common shares outstanding – basic	206,711	205,082	206,557	204,866
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	—	—	—	1,214
Dilutive unvested common shares associated with restricted stock awards	—	—	—	372

Weighted-average common shares – diluted	206,711	205,082	206,557	206,452

(Loss)/earnings per share:
Basic	$(4.19)	$(0.12)	$(5.53)	$0.19

Diluted	$(4.19)	$(0.12)	$(5.53)	$0.18

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), no potential common shares relating to stock-based compensation awards have been included in the computation of diluted earnings per share as a result of the Company’s net losses for the three months ended February 28, 2009 and February 29, 2008 as well as for the six months ended February 28, 2009. The Company excluded from the computation of diluted earnings per share 17,157,181 and 14,070,320 ordinary share equivalents and 8,010,799 and 7,991,067 stock appreciation rights outstanding at February 28, 2009 and February 29, 2008, respectively.

For the six months ended February 29, 2008 options to purchase 7,406,089 shares of common stock were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by SFAS 128. In accordance with the contingently issuable shares provision of SFAS 128, 3,087,144 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 through 2008 were not included in the calculation of earnings per share for the six months ended February 29, 2008 because all the necessary conditions for vesting had not been satisfied. In addition, for the six months ended February 29, 2008, 7,163,966 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with the assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during the six months ended February 28, 2009 and February 29, 2008.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
		(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009

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

The Company recorded $8.6 million and $19.2 million of stock-based compensation expense in the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2009, respectively, net of related tax effects of $(3.4) million and $0.8 million, respectively. The Company recorded $14.3 million and $16.1 million of stock-based compensation expense in the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2008, respectively, net of related tax effects of $0.6 million and $4.0 million, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At February 28, 2009, $0.5 million of stock-based compensation was classified as inventory costs on the Condensed Consolidated Balance Sheets.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the options are exercised, cancelled or expire unexercised. At February 28, 2009, $4.0 thousand related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheets. The Company recognized a gain in the Condensed Consolidated Statement of Operations related to remeasuring the awards for the three months and six months ended February 28, 2009 of $12.0 thousand and $0.2 million, respectively. The Company recognized a gain of $0.1 million and $0.4 million in the Condensed Consolidated Statement of Operations, respectively, related to remeasuring the awards for the three months and six months ended February 29, 2008.

Cash received from options exercises under all share-based payment arrangements, including the Company’s ESPP, for the six months ended February 28, 2009 and February 29, 2008 was $3.4 million and $9.2 million, respectively. These proceeds for the six months ended February 28, 2009 and February 29, 2008 are off-set by $0.2 million and $1.2 million, respectively, in market value of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. This market value was determined on the date that the restricted shares vested and resulted in the withholding of 23,988 shares of the Company’s common stock. The amount has been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 33,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006, 3,000,000 shares authorized in August 2007, 2,500,000 shares authorized in January 2008 and 1,500,000 shares authorized in January 2009. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (the “CSOP Plan”) and for its French employees (the “FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.

The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock options and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as we previously discussed in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006, a certain number of Options were identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the related Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement.

As a result, the holders of the Options with an exercise price less than the fair market value of shares of common stock on the final date of measurement could have possibly incurred adverse tax consequences, however, this was remedied by the Company’s actions described in the paragraph immediately below. Such adverse tax consequences relate to the portions of such Options that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holders to accelerated income taxation and a penalty tax under Internal Revenue Code Section 409A (“Section 409A”).

On May 12, 2008, the Company commenced an exchange offer to its non-executive officer employees who are subject to taxation in the United States to amend or replace the Section 409A Affected Options (the “Exchange Offer”). The purpose of the Exchange Offer was to permit eligible affected employees to avoid the adverse tax consequences that would be imposed on the Section 409A Affected Options under Section 409A. Pursuant to the Exchange Offer, the Company offered to eligible affected employees the right to have their eligible Section 409A Affected Options amended or replaced and, in certain circumstances, to receive cash payment as compensation for an increased exercise price. The replaced awards have the same terms as the original awards except for a new exercise price or a new grant date, or both, as applicable. The Exchange Offer was completed on June 13, 2008. Substantially all affected employees elected to accept the offer, which covered options to acquire 2,055,869 shares of the Company’s common stock. A similar separate offer was made to one executive officer on July 16, 2008, and resulted in 19,616 shares being tendered. Collectively, the Company paid $0.3 million to all of the affected employees, and recorded compensation expense, in connection with this offer.

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

The following table summarizes Option activity from September 1, 2008 through February 28, 2009:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2008	7,262,639	16,466,315	$8,771	$24.09	5.8

Options authorized	1,500,000	—
Options expired	(181,614)	—		$16.56
Options granted	(55,290)	55,290		$8.19
Options cancelled	675,748	(675,748)		$25.56
Restricted stock awards (1)	(4,974,749)	—
Options exercised	—	(1,160)		$5.88

Balance at February 28, 2009	4,226,734	15,844,697	$0	$24.07	5.3

Exercisable at February 28, 2009		12,019,117	$0	$23.73	4.4

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the six months ended February 28, 2009 and February 29, 2008 was $3.50 and $8.73, respectively. The total intrinsic value of Options exercised during the six months ended February 28, 2009 and February 29, 2008 was $3.6 thousand and $1.8 million, respectively.

At February 28, 2009, there were $35.1 million of unrecognized compensation costs related to non-vested Options that are expected to be recognized over a weighted-average period of 1.5 years. The total fair value of Options vested during the six months ended February 28, 2009 and February 29, 2008 was $12.1 million and $8.5 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Expected dividend yield	4.4%	1.9%	4.3%	1.3%
Risk-free interest rate	0% to 2.6%	2.5% to 3.7%	0% to 2.9%	2.5% to 4.4%
Weighted-average expected volatility	67.3%	56.4%	68.1%	50.2%
Expected life	5.9 years	6.1 years	6.3 years	5.8 years

At February 28, 2009, the Company has 82,844 Options outstanding that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Condensed Consolidated Balance Sheets and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Condensed Consolidated Statement of Operations at each reporting date. At February 28, 2009, $10.8 thousand related to cash settled awards was recorded as a liability on the Company’s Condensed Consolidated Balance Sheets. The Company recognized a gain of $36.3 thousand and $89.3 thousand in the Condensed Consolidated Statement of Operations for the three months and six months ended February 28, 2009, respectively, to record the awards at fair value.

b. Stock Purchase and Award Plans

The ESPP was approved by the Company’s Board of Directors in January 2002. Initially there were 2,000,000 shares reserved under the ESPP. An additional 2,000,000 shares and 3,000,000 shares were authorized for issuance under the ESPP and approved by stockholders in January 2006 and January 2009, respectively. The Company also adopted a sub-plan under the ESPP for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the ESPP. As of February 28, 2009, a total of 3,997,275 shares had been issued under the ESPP.

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair market value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Unless terminated sooner, the ESPP will terminate on October 17, 2011.

Awards under the ESPP are generally granted in June and December. As such, there were 580,887 and 432,202 shares purchased under the ESPP during the six months ended February 28, 2009 and February 29, 2008, respectively.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Expected dividend yield	0.9%	1.1%	0.9%	1.1%
Risk-free interest rate	2.1%	5.0%	2.1%	5.0%
Weighted-average expected volatility	58.1%	30.2%	58.1%	30.2%
Expected life	.5 years	.5 years	.5 years	.5 years

c. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock awards to certain key employees pursuant to the 2002 Stock Incentive Plan. The awards granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

Beginning in fiscal year 2006, the Company began granting certain restricted stock awards that have certain performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The fair value of each award was measured on the date of grant and was originally recognized over the requisite service period based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006 that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards would vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal year 2007. It was further determined in the first quarter of fiscal year 2008 that for such restricted stock awards granted in fiscal year 2006, it was probable that none of the awards would vest, which resulted in an additional reversal of $5.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations. During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the third quarter of fiscal year 2008. It was further determined in the fourth quarter of fiscal year 2008 that for restricted stock awards granted in fiscal year 2007, it was probable that none of the awards would vest, which resulted in an additional reversal of $7.6 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal year 2008. During the second quarter of fiscal year 2009, it was determined that none of the restricted stock awards that were granted in fiscal year 2008 with performance conditions would vest. This change in estimate resulted in a reversal of $10.2 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the second quarter of fiscal year 2009. The restricted stock awards that were granted in fiscal year 2009 continue to be recognized based on an estimated 100% performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

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

The following table summarizes restricted stock activity from September 1, 2008 through February 28, 2009:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2008	5,989,884	$24.17

Changes during the period
Shares granted (1)	5,446,707	$7.42
Shares vested	(114,810)	$21.51
Shares forfeited	(471,958)	$24.58

Nonvested balance at February 28, 2009	10,849,823	$15.77

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

At February 28, 2009, there was $37.7 million of total unrecognized compensation cost related to restricted stock awards granted under the 2002 Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 5. Concentration of Risk and Segment Data

a. Concentration of Risk

The Company operates in 22 countries worldwide. Revenues to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or aftermarket services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
External net revenue:
Mexico	$703,635	$515,033	$1,295,201	$1,057,847
China	508,981	630,713	1,332,168	1,419,493
U.S.	495,401	635,867	1,038,939	1,248,663
Hungary	327,609	238,676	530,649	392,756
Malaysia	179,035	248,507	414,492	492,321
Poland	118,037	244,393	325,847	632,358
Other	554,702	545,424	1,332,613	1,183,122

	$2,887,400	$3,058,613	$6,269,909	$6,426,560

	February 28, 2009	August 31, 2008
Long-lived assets:
China	$432,190	$481,770
U.S.	264,673	359,451
Mexico	235,082	188,823
Taiwan	140,908	633,301
Malaysia	107,814	117,344
India	88,188	294,322
Hungary	72,361	149,010
Other	199,815	460,403

	$1,541,031	$2,684,424

Foreign source revenue represented 82.8% and 83.4% of net revenue for the three months and six months ended February 28, 2009 compared to 79.2% and 80.6% for the three months and six months ended February 29, 2008.

Sales of the Company’s products are concentrated among specific customers. For the six months ended February 28, 2009, the Company’s five largest customers accounted for approximately 42% of its net revenue and 50 customers accounted for approximately 90% of its net revenue. Sales to the following customers, expressed as a percentage of consolidated net revenue, and the percentage of trade accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Six Months Ended		Percentage of Trade Accounts Receivable
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Cisco Systems, Inc	12%	15%	*	*
Research in Motion Limited	10%	*	11%	*
Hewlett-Packard Company	10%	11%	*	*
Royal Philips Electronics	*	10%	*	12%

*	Amount was less than 10% of total

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

Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate selling, general and administrative expenses, and does not include, intangible amortization, stock-based compensation expense, restructuring and impairment charges, goodwill impairment charges, other expense, interest income, interest expense, income taxes or minority interest. Total segment assets are defined as trade accounts receivable, inventories, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net revenue
Consumer	$1,048,734	$878,673	$2,277,017	$2,092,677
EMS	1,670,237	2,015,785	3,662,729	3,991,168
AMS	168,429	164,155	330,163	342,715

	$2,887,400	$3,058,613	$6,269,909	$6,426,560

Segment income and reconciliation of (loss)/income before income taxes and minority interest (net of tax)

Consumer	$13,140	$(8,570)	$57,608	$41,707
EMS	14,458	64,702	60,867	123,413
AMS	16,328	11,714	26,665	24,808

Total segment income	43,926	67,846	145,140	189,928
Reconciling items:
Amortization of intangibles	7,673	9,722	15,708	18,577
Restructuring cost and impairment charges	31,524	41,789	32,145	51,076
Goodwill impairment charge	705,121	—	1,022,821	—
Other expense	857	3,320	3,221	7,805
Net interest expense	18,157	20,559	39,584	43,092
Stock-based compensation expense	5,187	14,714	20,005	19,744

(Loss)/income before income taxes and minority interest (net of tax)	$(724,593)	$(22,258)	$(988,344)	$49,634

	February 28, 2009	August 31, 2008
Total assets
Consumer	$1,702,358	$2,134,318
EMS	2,112,651	3,006,485
AMS	268,206	223,561
Other non-allocated assets	1,210,574	1,667,773

	$5,293,789	$7,032,137

See Note 7 – “Restructuring and Impairment Charges” for a discussion of the Company’s restructuring plans initiated in fiscal years 2009 and 2006.

Note 6. Commitments and Contingencies

a. Legal Proceedings

i. Private Litigation Related to Certain Historical Stock Option Grant Practices

In April and May of 2006, shareholder derivative lawsuits were filed in State Circuit Court in Pinellas County, Florida on behalf of a purported shareholder of the Company naming the Company as a nominal defendant, and naming certain of the Company’s officers and directors as defendants. Those lawsuits were subsequently consolidated (the “Consolidated State Derivative Action”). The Consolidated State Derivative Action alleged breaches of certain fiduciary duties to the Company by backdating certain stock option grants between August 1998 and October 2004 to make it appear that they were granted on a prior date when the Company’s stock price was lower. Subsequently, two similar federal derivative suits were filed and consolidated in January 2007 into one action (the “Consolidated Federal Derivative Action”).

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

In September 2007, the Company reached an agreement to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action that did not involve the Company paying any monetary damages, but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In April 2008, the State Court entered an order dismissing the Consolidated State Action and finding that the proposed settlement was fair, adequate and reasonable, and that awarded the plaintiffs’ counsel $700.0 thousand in attorney fees and costs ($575.0 thousand of which was paid by the Company’s Directors and Officers insurance carriers and $125.0 thousand of which was paid by the Company). On April 25, 2008, the Federal Court approved the proposed settlement agreement and dismissed the Consolidated Federal Action.

In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against the Company and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen A. Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s Directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s consolidated financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that it had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to the Company’s motion to dismiss, and the Company then filed a reply memorandum in further support of its motion to dismiss on September 28, 2007. On April 9, 2008, the Court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or before May 12, 2008.

On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as plaintiffs added KPMG LLP, the Company’s independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of the Company’s financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. The Company filed a motion to dismiss the Second Amended Class Action Complaint.

On January 26, 2009, the Court dismissed the Second Amended Class Action Complaint with prejudice. The plaintiffs appealed this dismissal on February 20, 2009. The Company believes that the Second Amended Class Action Complaint is without merit and it will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

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

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability for the six months ended February 28, 2009 and February 29, 2008 is as follows (in thousands):

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties	4,433
Settlements made	(3,774)

Balance at February 28, 2009	$10,536

Amount
Balance at August 31, 2007	$7,575
Accruals for warranties	2,962
Settlements made	(2,088)

Balance at February 29, 2008	$8,449

Note 7. Restructuring and Impairment Charges

a. 2009 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the second quarter of fiscal year 2009 (the “2009 Restructuring Plan”), the Company charged $32.7 million of restructuring and impairment costs during the three months and six months ended February 28, 2009 to the Condensed Consolidated Statement of Operations. The restructuring and impairment costs for the three months and six months ended February 28, 2009 include $27.4 million related to employee severance and benefits costs, $0.1 million related to lease commitments and $5.2 million related to fixed asset impairments.

These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through February 28, 2009 of $32.7 million include cash costs totaling $27.5 million, of which $1.3 million was paid in the second fiscal quarter of 2009. The cash costs consist of employee severance and benefits costs of approximately $27.4 million and costs related to lease commitments of approximately $0.1 million. Non-cash costs of approximately $5.2 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $27.4 million recorded in the three months and six months ended February 28, 2009 are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. To date, approximately 2,100 employees have been included in the 2009 Restructuring Plan. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $5.2 million in the three months and six months ended February 28, 2009.

In addition, as part of the 2009 Restructuring Plan, management determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, the Company recorded a valuation allowance of $13.5 million on deferred tax assets as a result of the 2009 Restructuring Plan. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Condensed Consolidated Statement of Operations.

The tables below set forth the significant components and activity in the 2009 Restructuring Plan during the three months and six months ended February 28, 2009 (in thousands):

2009 Restructuring Plan – Three Months Ended February 28, 2009

	Liability Balance at November 30, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Employee severance and termination benefits	$—	$27,404	$(697)	$(1,205)	$25,502
Lease costs	—	83	1	(84)	—
Fixed asset impairment	—	5,248	(5,248)	—	—

Total	$—	$32,735	$(5,944)	$(1,289)	$25,502

2009 Restructuring Plan – Six Months Ended February 28, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Employee severance and termination benefits	$—	$27,404	$(697)	$(1,205)	$25,502
Lease costs	—	83	1	(84)	—
Fixed asset impairment	—	5,248	(5,248)	—	—

Total	$—	$32,735	$(5,944)	$(1,289)	$25,502

The tables below set forth significant components and activity in the 2009 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2009 (in thousands):

2009 Restructuring Plan – Three Months Ended February 28, 2009

	Liability Balance at November 30, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Consumer	$—	$5,745	$(3,702)	$(506)	$1,537
EMS	—	26,990	(2,242)	(783)	23,965

Total	$—	$32,735	$(5,944)	$(1,289)	$25,502

2009 Restructuring Plan – Six Months Ended February 28, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Consumer	$—	$5,745	$(3,702)	$(506)	$1,537
EMS	—	26,990	(2,242)	(783)	23,965

Total	$—	$32,735	$(5,944)	$(1,289)	$25,502

At February 28, 2009, accrued liabilities of approximately $22.8 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $2.7 million is expected to be paid through fiscal year 2011.

In relation to the 2009 Restructuring Plan, the Company currently expects to recognize approximately $65.0 million in total restructuring and impairment costs primarily over the course of fiscal years 2009 and 2010.

b. 2006 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company reversed $1.2 million and $0.6 million of restructuring and impairment costs during the three months and six months ended February 28, 2009, respectively, compared to an additional charge of $41.8 million and $51.1 million of restructuring and impairment costs during the three months and six months ended February 29, 2008, respectively. The restructuring and impairment costs (reversals) for the three months ended February 28, 2009 include $(1.4) million related to employee severance and benefits costs and $0.2 million related to lease commitments. The restructuring and impairment costs (reversals) for the six months ended February 28, 2009 include $(1.0) million related to employee severance and benefits costs and $0.4 million related to lease commitments. The restructuring and impairment costs (reversals) for the three months ended February 29, 2008 include $40.9 million related to employee severance and benefits costs, $0.6 million related to lease commitments, $(0.1) million related to fixed asset impairments and $0.4 million related to other restructuring costs. The restructuring and impairment costs (reversals) for the six months ended February 29, 2008 include $44.5 million related to employee severance and benefits costs, $6.2 million related to lease commitments, $(0.1) million related to fixed asset impairments and $0.5 million related to other restructuring costs.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through February 28, 2009 of $208.4 million include cash costs totaling $159.5 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $24.7 million was paid in the first two fiscal quarters of 2009 and $11.3 million is expected to be paid primarily during the remainder of fiscal year 2009 through fiscal year 2011. The cash costs consist of employee severance and benefits costs of approximately $145.3 million, costs related to lease commitments of approximately $20.4 million and other restructuring costs of $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit cost reversals of $(1.4) million and $(1.0) million recorded in the three months and six months ended February 28, 2009, respectively, were due to revised estimates of severance and termination benefits that will be paid by the Company. Employee severance and termination benefit costs of $40.9 million and $44.5 million recorded in the three months and six months ended February 29, 2008, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.2 million and $0.4 million recorded in the three months and six months ended February 28, 2009, respectively, compared to $0.6 million and $6.2 million recorded in the three months and six months ended February 29, 2008, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe.

In addition, as part of the restructuring plan, management determined that it was more likely than not that certain entities within foreign jurisdictions would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $38.8 million on net deferred tax assets as part of the restructuring plan prior to September 1, 2008. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Operations. See Note 4 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2008 for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the 2006 Restructuring Plan during the three months and six months ended February 28, 2009 (in thousands):

2006 Restructuring Plan – Three Months Ended February 28, 2009

	Liability Balance at November 30, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Employee severance and termination benefits	$14,247	$(1,432)	$196	$(5,634)	$7,377
Lease costs	3,295	221	—	(429)	3,087
Other	372	—	—	—	372

Total	$17,914	$(1,211)	$196	$(6,063)	$10,836

2006 Restructuring Plan – Six Months Ended February 28, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Employee severance and termination benefits	$36,210	$(1,032)	$(4,299)	$(23,502)	$7,377
Lease costs	3,865	442	(32)	(1,188)	3,087
Other	429	—	(56)	(1)	372

Total	$40,504	$(590)	$(4,387)	$(24,691)	$10,836

The tables below set forth significant components and activity in the 2006 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2009 (in thousands):

2006 Restructuring Plan – Three Months Ended February 28, 2009

	Liability Balance at November 30, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Consumer	$4,234	$—	$(35)	$(110)	$4,089
EMS	12,829	(1,924)	231	(4,842)	6,294
AMS	453	—	—	—	453
Other non-reportable operating	398	713	—	(1,111)	—

Total	$17,914	$(1,211)	$196	$(6,063)	$10,836

2006 Restructuring Plan – Six Months Ended February 28, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at February 28, 2009
Consumer	$6,418	$—	$(800)	$(1,529)	$4,089
EMS	33,426	(1,703)	(3,529)	(21,900)	6,294
AMS	660	—	(56)	(151)	453
Other non-reportable operating	—	1,113	(2)	(1,111)	—

Total	$40,504	$(590)	$(4,387)	$(24,691)	$10,836

At February 28, 2009, accrued liabilities of approximately $6.9 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $3.9 million relate primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2009 through fiscal year 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $250.0 million in total restructuring and impairment costs. The Company has substantially completed restructuring activities under the 2006 Restructuring Plan, and approximately $2.3 million of remaining contract termination costs are expected to be incurred over the remainder of fiscal year 2009 through fiscal year 2011.

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

During the fiscal quarter ended November 30, 2008, based upon a combination of factors, including a significant and sustained decline in the Company’s market capitalization below the Company’s carrying value, the deteriorating macro-economic environment, which has resulted in a significant decline in customer demand, and illiquidity in the overall credit markets, the Company concluded that sufficient indicators existed to require it to perform an interim goodwill impairment analysis at November 30, 2008. Accordingly, at November 30, 2008, the Company determined that the goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of approximately $317.7 million. The income tax expense associated with the preliminary goodwill impairment charge was $4.4 million. This included a tax benefit of $30.6 million for the write-off of tax deductible goodwill and tax expense of $35.0 million resulting from the recognition of a valuation allowance against a deferred tax asset, which related primarily to net operating losses, that the Company now believes will not be realized.

During the second quarter of fiscal year 2009 and prior to finalizing the preliminary non-cash goodwill impairment charge recorded at November 30, 2008 related to the Consumer reporting unit, the Company concluded that additional indicators of potential impairment were present. Those indicators, based upon a combination of factors, included a continued deterioration in the macro-economic environment which resulted in further decline in customer demand and a further sustained decline in the Company’s market capitalization below the Company’s carrying value. Furthermore, the average closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) in the second quarter of fiscal year 2009 was $6.16 compared to an average of $8.89 in the first quarter of fiscal year 2009, a decline of approximately 31%. At February 28, 2009, the closing price of the Company’s common stock was $4.14 compared to $6.58 at November 30, 2008, a decline of approximately 37%. Accordingly, the Company performed an interim first step of its goodwill impairment test for each of its reporting units and determined that the carrying values of the Consumer and EMS reporting units exceeded their fair value, indicating potential goodwill impairment existed. Having determined that the goodwill of the Consumer and EMS reporting units was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of goodwill of the Consumer and EMS reporting units by allocating the fair value of the respective reporting units to all of their assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009, the Company has determined that the goodwill related to the Consumer reporting unit is fully impaired and has recorded an additional non-cash goodwill impairment charge of approximately $82.7 million for the three months ended February 28, 2009. Further, the Company has also determined that the goodwill related to the EMS reporting unit is impaired and has recorded a preliminary non-cash goodwill impairment charge of approximately $622.4 million for the three months ended February 28, 2009. The Company has recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the assets and liabilities other than goodwill of the EMS reporting unit. After the recognition of the non-cash goodwill impairment charge, no goodwill remained with the Consumer and EMS reporting units, respectively.

The income tax expense associated with the goodwill impairment was $111.8 million for the fiscal quarter ended February 28, 2009. This includes a tax benefit of $9.0 million for the write-off of tax deductible goodwill and income tax expense of $120.8 million resulting from the recognition of a valuation allowance against the deferred tax assets that the Company no longer believes are more likely than not to be realized. The recognition of the valuation allowance was primarily attributable to the same conditions that caused the goodwill impairment as referenced above.

The Company currently expects to finalize its goodwill impairment analysis relating to the EMS reporting unit during the fiscal quarter ending May 31, 2009. There could be material adjustments to the goodwill impairment charge recorded in the EMS reporting unit upon completion of the goodwill impairment analysis. Any adjustments to the Company’s preliminary estimates as a result of completion of this evaluation are currently expected to be recorded in the Company’s condensed consolidated financial statements for the fiscal quarter ending May 31, 2009.

The impairment evaluation for indefinite lived intangible assets, which for the Company is its trade name, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company evaluated its trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

The Company reviews long-lived assets, including its intangible assets subject to amortization, which for the Company are its contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company tested its long-lived assets for impairment and determined that there was no impairment.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 28, 2009 (in thousands):

Reportable Segment	Balance at August 31, 2008	Adjustments	Foreign Currency Impact	Impairment Charges	Balance at February 28, 2009
Consumer	$423,059	$414	$(23,066)	$(400,407)	$—
EMS	671,616	(302)	(48,900)	(622,414)	—
AMS	24,435	—	(1,175)	—	23,260

Total	$1,119,110	$112	$(73,141)	$(1,022,821)	$23,260

Intangible assets are comprised primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, and trade names which have an indefinite life. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at February 28, 2009 and August 31, 2008 (in thousands):

February 28, 2009	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$102,022	$(40,709)	$61,313
Intellectual property	83,875	(42,725)	41,150
Trade name	43,938	—	43,938

Total	$229,835	$(83,434)	$146,401

August 31, 2008	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$121,855	$(53,636)	$68,219
Intellectual property	89,576	(33,606)	55,970
Trade names	48,646	—	48,646

Total	$260,077	$(87,242)	$172,835

The weighted-average amortization period for aggregate intangible assets at February 28, 2009 is 7.0 years, which includes a weighted-average amortization period of 9.1 years for contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for intellectual property.

Intangible asset amortization for the three months and six months ended February 28, 2009 was $7.7 million and $15.7 million, respectively. Intangible asset amortization for the three months and six months ended February 29, 2008 was $9.7 million and $18.6 million, respectively.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2009 (remaining six months)	$14,683
2010	26,367
2011	22,084
2012	14,186
2013	10,163
Thereafter	14,980

Total	$102,463

Note 9. Accounts Receivable Securitizations

a. North American Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments increased the net cash proceeds available at any one time under the securitization program up to an amount of $280.0 million. Accounts receivable sold under this securitization program are accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 20, 2008, was to expire on March 19, 2009. See Note 15 – “Subsequent Events” for further discussion of the Company’s North American asset-backed securitization program.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The Company pays facility fees of 0.35% per annum of 102% of the average purchase limit and program fees of up to 0.275% of the average daily outstanding amounts. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

The Company continues servicing the receivables sold. No servicing asset is recorded at the time of sale because the Company does not receive any servicing fees from third parties or other income related to servicing the receivables. The Company does not record any servicing liability at the time of sale as the receivable collection period is relatively short and the costs of servicing the receivables sold over the servicing period are insignificant. Servicing costs are recognized as incurred over the servicing period.

At February 28, 2009, the Company had sold $329.3 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $226.9 million and retained an interest in the receivables of approximately $102.4 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.9 million and $3.2 million during the three months and six months ended February 28, 2009, respectively, compared to approximately $3.3 million and $7.8 million during the three months and six months ended February 29, 2008, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Operations.

b. Foreign Asset-Backed Securitization Program

On April 7, 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program was to expire on April 6, 2009. See Note 15 – “Subsequent Events” for further discussion of the Company’s foreign asset-backed securitization program.

At February 28, 2009, the Company had $75.4 million of debt outstanding under the program. In addition, the Company incurred interest expense at a variable rate of approximately 0.93% plus a fixed spread during the three months ended February 28, 2009 in its Condensed Consolidated Statement of Operations.

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

The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.

At February 28, 2009, the Company had sold $26.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $26.6 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million for the three months and six months ended February 28, 2009 compared to $0.1 million for the three months and six months ended February 29, 2008.

In July 2007, the Company entered into a second agreement with another unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheets until the cash is received by the Purchaser from the Company’s customer for the trade accounts receivable. There was no outstanding liability recorded on the Company’s Condensed Consolidated Balance Sheets at February 28, 2009 related to cash that the Company received from the Purchaser for specific trade accounts receivable, but for which the Company’s customer has not remitted payment yet.

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

The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Service cost	$523	$545	$1,043	$1,077
Interest cost	1,520	1,923	3,194	3,880
Expected long-term return on plan assets	(1,050)	(1,404)	(2,243)	(2,847)
Amortization of prior service cost	(9)	(10)	(19)	(20)
Recognized actuarial loss	289	386	617	783

Net periodic benefit cost	$1,273	$1,440	$2,592	$2,873

For the six months ended February 28, 2009, the Company has made contributions of approximately $1.6 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2009 contributions to approximate $4.1 million to $4.6 million.

Note 11. Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations outstanding at February 28, 2009 and August 31, 2008 are summarized below (in thousands).

	February 28, 2009	August 31, 2008
5.875% Senior Notes due 2010	$298,690	$298,198
8.250% Senior Notes due 2018	396,568	396,377
Short-term factoring debt	—	617
Borrowings under credit facilities	62,845	55,579
Borrowings under loans	403,392	423,064
Green Point debt obligations	5,775	24,583
Securitization program obligations	75,383	170,975
Miscellaneous borrowings	11	17

Total notes payable, long-term debt and long-term lease obligations	1,242,664	1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	172,948	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,069,716	$1,099,473

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

On February 13, 2008 the Amended Bridge Facility was terminated.

b. 8.250% Notes Offering

On January 16, 2008 and May 19, 2008, the Company completed its offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amounts of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On June 18, 2008, the Company commenced an offer to exchange the outstanding unregistered 8.250% Notes for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act of 1933, as amended, and do not have any transfer restrictions, registration rights or rights to additional special interest. Upon completion of the exchange offer on July 18, 2008, all outstanding unregistered notes were exchanged. The 8.250% Senior Notes were issued pursuant to an Indenture dated as of January 16, 2008, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (the “Indenture”), as supplemented by the Officers’ Certificates dated January 16, 2008 and May 19, 2008, that were delivered by certain of its officers pursuant to Sections 1.2, 3.1 and 3.3 of the Indenture.

The 8.250% Senior Notes mature on March 15, 2018. Interest on the 8.250% Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2008. The interest rate payable on the 8.250% Senior Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease, as provided in the 8.250% Senior Notes. The 8.250% Senior Notes are senior unsecured obligations of the Company and rank equally with all other existing and future senior unsecured debt obligations.

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

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps were accounted for as a cash flow hedge under Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, the Company settled $250.0 million of the swaps by its payment of $27.5 million. The Company also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by its payment of $15.6 million. As a result, the Company settled the amount recognized as a current liability on its Consolidated Balance Sheets. The Company also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in its Consolidated Balance Sheets. On May 19, 2008, the Company issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Operations. The remaining portion of the amount originally recorded in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets will be amortized to interest expense on the Consolidated Statement of Operations over the life of the 8.250% Senior Notes.

Note 12. Derivative Financial Instruments and Hedging Activities

The Company applies SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In accordance with these standards, all derivative instruments are recorded on the Condensed Consolidated Balance Sheets at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in operations.

The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are foreign currency fluctuation risk and interest rate risk. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. The Company, in the normal course of business, holds the following types of derivatives at February 28, 2009 that have been designated as hedging instruments under SFAS 133:

Derivative	Risk Being Hedged
Interest rate swap	Cash flows of interest payments on variable rate debt

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At February 28, 2009, a hedging relationship exists related to $100.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge under SFAS 133. This interest rate swap transaction effectively locks in a fixed interest rate of 88.25 basis points for variable rate interest payments that are expected to be made from January 28, 2009 through January 28, 2010. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.

The following is an analysis of the changes in the net loss on cash flow hedges included in accumulated other comprehensive income (in thousands):

Six Months Ended February 28, 2009
Balance, beginning of period	$—
Net loss for the period	61
Transferred to earnings	(39)

Balance, end of period	$22

At February 28, 2009, the fair value of derivatives in the Condensed Consolidated Balance Sheets is as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate swap	Not applicable	$—	Accrued expenses	$22

Derivatives not designated as hedging instruments under SFAS 133

Forward foreign exchange contracts	Prepaid expenses and other assets	$24,398	Accrued expense	$14,490

Refer to Note 13 – “Fair Value of Financial Instruments” for further discussion on the fair value measurements related to the forward foreign exchange contracts and interest rate swap.

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statement of Operations for the six months ended February 28, 2009 is as follows (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Six months ended February 28, 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Six months ended February 28, 2009	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Six months ended February 28, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(61)	Interest expense	$(39)	Interest expense	$—

The interest rate swap expires in January 2010, and to the extent that it is effective in offsetting the variability of the hedged cash flows, the changes in the derivative’s fair value will not be included in current earnings but rather will be included in accumulated other comprehensive income/(loss). These changes in fair value will be subsequently reclassified into earnings as a component of interest expense as interest is accrued on the Company’s variable rate debt.

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at their respective fair market values in accordance with SFAS 133. The Company has elected not to prepare and maintain the documentation required for the transaction to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Consolidated Statement of Operations.

The aggregate notional amount of the outstanding contracts at February 28, 2009 and February 29, 2008 was $1.3 billion and $1.5 billion, respectively.

The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the Consolidated Statement of Operations for the six months ended February 28, 2009 is as follows (in thousands):

Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Six Months ended February 28, 2009
Forward foreign exchange contracts	Cost of revenue	$101,673

Note 13. Fair Value of Financial Instruments

On September 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which applies to financial assets and liabilities that are being measured and reported on a fair-value basis and expands disclosures about fair-value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of February 28, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$24,398	$—	$24,398

Liabilities:
Interest rate swap		(22)		(22)
Forward foreign exchange contracts	—	(14,490)	—	(14,490)

Total	$—	$9,886	$—	$9,886

The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers and are marked-to-market each period with gains and losses on these contracts recorded in the cost of revenue line on the Company’s Condensed Consolidated Statement of Operations in the period in which their value changes, with the offsetting amount for unsettled positions being included in either prepaid expenses and other current assets or accrued expenses in the Condensed Consolidated Balance Sheets. At February 28, 2009, the Company recognized a net unrealized gain of approximately $9.9 million on forward foreign exchange contracts which was recorded in the cost of revenue line on the Condensed Consolidated Statement of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.

The Company’s interest rate swap is measured on a recurring basis based on the LIBOR forward rate as quoted by certain financial institutions.

The $300.0 million of 5.875% Senior Notes and $400.0 million of 8.250% Senior Notes outstanding are carried at cost. The estimated fair value of these senior debentures was approximately $282.0 million and $309.0 million at February 28, 2009, respectively, and is based upon non-binding market quotes that are corroborated by observable market data (level 2 criteria).

None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of SFAS 157 are measured at fair value using significant unobservable inputs.

Note 14. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements:

On September 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under SFAS 133, to achieve similar results. The Company already records its derivative contracts and hedging activities at fair value in accordance with SFAS 133. The Company did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On September 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) was issued delaying the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The adoption of the provisions of SFAS 157 during the first fiscal quarter of 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded annual disclosures regarding the Company’s fair value measurements. The additional disclosures required by SFAS 157 are included in Note 13 – “Fair Value of Financial Instruments.”

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

On December 1, 2008, the Company adopted SFAS 161 which changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s results of operations, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The additional disclosures required by SFAS 161 are included in Note 12 – “Derivative Financial Instruments and Hedging Activities.”

On December 1, 2008, the Company adopted FASB Staff Position No. FAS 140-4 (“FSP 140-4”) and FASB Interpretation No. 46(R)-8 (“FIN 46(R)-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 enhance disclosure regarding the transfer of financial assets and the use of variable interest entities. Adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows. Refer to Note 9 – “Accounts Receivable Securitizations” for further discussion.

Recently Issued Accounting Pronouncements:

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states all assets and liabilities of an acquired business (whether full, partial or step acquisitions) will be recorded at fair value. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends certain provisions of SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141 would also apply the provisions of SFAS 141R.

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

Note 15. Subsequent Events

a. North American Asset-Backed Securitization Program

On March 18, 2009, the Company amended and restated its North American asset-backed securitization program to decrease the purchase limit to $250.0 million. The amendment also extended the asset-backed securitization program until March 17, 2010. The program is assessed a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, a usage fee on the utilized portion of the facility is equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. For further discussion of the North American asset-backed securitization program, refer to Note 9 – “Accounts Receivable Securitization.”

b. Foreign Asset-Backed Securitization Program

On March 19, 2009, the Company amended its foreign asset-backed securitization program to extend the program until March 18, 2010. For further discussion of the foreign asset-backed securitization program, refer to Note 9 – “Accounts Receivable Securitization.”

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will”, “may” or “should” occur, what we “plan”, “intend”, “estimate”, “believe”, “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	the impairment of our goodwill;

•	the results of litigation related to our past stock option grants and any ramifications thereof;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•

the potential consolidation of our customer base, and the movement, and potential further movement, by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

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

•

our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the six months ended February 28, 2009 our largest customers currently include Cisco Systems, Inc., EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, Network Appliance Inc., Nokia Corporation, Nokia Siemens Networks S.p.A., Pace Micro Technology, Research in Motion Limited and Royal Philips Electronics.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the U.S. Our global manufacturing production sites allow our customers to manufacture products in parallel in what they believe are the optimal locations to manufacture their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.

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

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall global economic downturn at the time. In response to this industry and global economic downturn, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies continue to turn to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. We believe further growth opportunities exist for our industry to penetrate the worldwide electronics markets. The U.S., Europe and certain countries in Asia, however, are currently in the midst of a period of declining gross domestic product. These economic conditions have had a negative impact on our results of operations due to reduced customer demand which is expected to continue for at least the next several fiscal quarters. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, if any occurs, may negatively impact our results of operations. Finally, recent economic conditions led us to implement the 2009 Restructuring Plan discussed below.

Summary of Results

Net revenues for the second quarter of fiscal year 2009 decreased compared to the second quarter of fiscal year 2008 due to decreases in all of our sectors, except for the peripheral and AMS sectors. These decreases were largely due to reduced customer demand resulting from the global macro-economic environment that continues to weaken.

During the second quarter of fiscal year 2009, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce by approximately 3,000 employees in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size our manufacturing facilities to increase the efficiencies of our operations. Based on the analysis completed to date, we currently expect to recognize approximately $65.0 million in pre-tax restructuring and impairment costs over the course of our fiscal years 2009 and 2010. The restructuring charges include pre-tax employee severance and benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Based on the ongoing assessment of market conditions, it is possible that we may perform additional restructuring activities in the future. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net revenue	$2,887,400	$3,058,613	$6,269,909	$6,426,560
Gross profit	$155,546	$187,905	$379,259	$427,619
Operating (loss)/income	$(705,579)	$1,621	$(945,539)	$100,531
Net (loss)/income	$(866,100)	$(24,045)	$(1,141,957)	$37,956
(Loss)/earnings per share – basic	$(4.19)	$(0.12)	$(5.53)	$0.19
(Loss)/earnings per share – diluted	$(4.19)	$(0.12)	$(5.53)	$0.18
Cash dividend per share – declared	$0.07	$0.07	$0.14	$0.14

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 28, 2009	November 30, 2008	August 31, 2008	May 31, 2008
Sales cycle	20 days	24 days	20 days	21 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in trade accounts receivable	36 days	44 days	40 days	39 days
Days in inventory	46 days	46 days	45 days	47 days
Days in accounts payable	62 days	66 days	65 days	65 days

The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2009, days in trade accounts receivable decreased eight days to 36 days from the prior sequential quarter as a result of the timing of sales and focused efforts on cash collection during the quarter, as well as related seasonality factors. During the three months ended February 28, 2009, days in inventory and inventory turns remained consistent at 46 days and eight turns, respectively, from the prior consecutive quarter. During the three months ended February 28, 2009, days in accounts payable decreased four days to 62 days as compared to 66 days in the prior sequential quarter, as a result of lower volume and the timing of purchases and cash payments during the quarter.

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

Long-Lived Assets

We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) or asset groups(s) are expected to generate. If the carrying amount of an asset or an asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as either the present value of estimated future cash flows or the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy. For further discussion of our current restructuring program, refer to Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

During the first quarter of fiscal year 2009, based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment and illiquidity in the overall credit markets, we concluded that sufficient indicators existed to require us to perform an interim goodwill impairment analysis at November 30, 2008. Accordingly, at November 30, 2008, we determined that the goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of approximately $317.7 million. The income tax expense associated with the preliminary goodwill impairment charge was $4.4 million. This included a tax benefit of $30.6 million for the write-off of tax deductible goodwill and tax expense of $35.0 million resulting from the recognition of a valuation allowance against a deferred tax asset, which related primarily to net operating losses, that we now believe will not be realized.

During the second quarter of fiscal year 2009 and prior to finalizing the preliminary non-cash goodwill impairment charge recorded at November 30, 2009, related to the Consumer reporting unit, we concluded that additional indicators of potential impairment were present. Those indicators, based upon a combination of factors, included a continued deterioration in the macro-economic environment which resulted in further decline in customer demand and further sustained decline in our market capitalization below our carrying value. Furthermore, the average closing price of our common stock on the New York Stock Exchange (“NYSE”) in the second quarter of fiscal year 2009 was $6.16 compared to an average of $8.89 in the first quarter of fiscal year 2009, a decline of approximately 31%. At February 28, 2009, the closing price of our common stock was $4.14 compared to $6.58 at November 30, 2008, a decline of approximately 37%. Accordingly, we performed an interim first step of goodwill impairment test for each of our reporting units and determined that the carrying values of the Consumer and EMS reporting units exceeded their fair value, indicating potential goodwill impairment existed. Having determined that the goodwill of the Consumer and EMS reporting units were potentially impaired, we began performing the second step of the goodwill impairment analysis which involves calculating the implied fair value of the goodwill of the Consumer and EMS reporting units by allocating the fair value of the respective reporting units to all of our assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2009, we have determined that the goodwill related to the Consumer reporting unit is fully impaired and have recorded an additional non-cash goodwill impairment charge of approximately $82.7 million for the three months ended February 28, 2009. Further, we have also determined that the goodwill related to the EMS reporting unit is impaired and have recorded a preliminary non-cash goodwill impairment charge of approximately $622.4 million for the three months ended February 28, 2009. We have recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the assets and liabilities other than goodwill of the EMS reporting unit. After the recognition of the non-cash goodwill impairment charge, no goodwill remained with the Consumer and EMS reporting units, respectively.

The income tax expense associated with the goodwill impairment was $111.8 million for the fiscal quarter ended February 28, 2009. This includes a tax benefit of $9.0 million for the write-off of tax deductible goodwill and income tax expense of $120.8 million resulting from the recognition of a valuation allowance against the deferred tax assets that we no longer believe are more likely than not to be realized. The recognition of the valuation allowance was primarily attributable to the same conditions that caused the goodwill impairment as referenced above.

We currently expect to finalize our goodwill impairment analysis during the fiscal quarter ending May 31, 2009. There could be material adjustments to the goodwill impairment charge in the EMS reporting unit upon completion of the goodwill impairment analysis. Any adjustment to our preliminary estimate as a result of completion of this evaluation is currently expected to be recorded in our Condensed Consolidated Financial Statements for the fiscal quarter ending May 31, 2009.

The non-cash goodwill impairment charge of $ 705.1 million and $1.0 billion for the three months and six months ended February 28, 2009, respectively, did not impact our cash balance or debt covenant compliance.

As a result of performing the interim first step of our goodwill impairment analysis for the AMS reporting unit, we determined that the fair value of this unit exceeded its carrying value and therefore there was no impairment. Furthermore, we also performed a sensitivity analysis on our estimated fair value using the income approach for the AMS unit given the amount of goodwill recorded in this reporting unit. At February 28, 2009, there was $23.3 million of recorded goodwill. Significant assumptions used in our fair value estimate are discount rates and market multiples. We noted that an increase in the discount rate of approximately 48% would have resulted in the need for us to have performed the second step of the goodwill impairment analysis. In addition, a decrease in the market multiple of 23.5% would have resulted in the need for us to perform the second step of the goodwill impairment analysis. If we experience a further significant decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, we may need to perform an interim impairment analysis under SFAS 142 in future periods, in addition to our annual impairment test, any of which may result in a future goodwill impairment charge to the AMS reporting unit. Additionally, there are no assurances that valuation multiples will not decline, discount rates will not increase, or earnings or projected earnings and cash flows of the reporting unit will not decline. It is reasonably possible that such changes may occur.

The impairment evaluation for indefinite lived intangible assets, which for us is our trade name, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, we evaluated our trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

We review long-lived assets, including intangible assets subject to amortization, which for us are our contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, we tested our long-lived assets for impairment and determined that there was no impairment.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of certain facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management and our Board of Directors. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

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

Recent Accounting Pronouncements

See Note 14 – “New Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.6%	93.9%	94.0%	93.3%

Gross profit	5.4%	6.1%	6.0%	6.7%
Operating expenses:
Selling, general and administrative	3.8%	4.0%	3.9%	3.7%
Research and development	0.2%	0.3%	0.1%	0.3%
Amortization of intangibles	0.3%	0.3%	0.3%	0.3%
Restructuring and impairment charges	1.1%	1.4%	0.5%	0.8%
Goodwill impairment charge	24.4%	—	16.3%	—

Operating (loss)/ income	(24.4)%	0.1%	(15.1)%	1.6%

Other expense	0.0%	0.1%	0.0%	0.1%
Interest income	(0.0)%	(0.1)%	0.1%	(0.1)%
Interest expense	0.7%	0.8%	0.7%	0.8%

(Loss)/income before income taxes and minority interest (net of tax)	(25.1)%	(0.7)%	(15.7)%	0.8%

Income tax expense	4.9%	0.1%	2.5%	0.2%
Minority interest (net of tax)	0.0%	0.0%	0.0%	0.0%

Net (loss)/income	(30.0)%	(0.8)%	(18.2)%	0.6%

Net Revenue. Our net revenue for the three months ended February 28, 2009 decreased 5.6% to $2.9 billion, from $3.1 billion for the three months ended February 29, 2008. The decrease for the three months ended February 28, 2009 from the same period of the previous fiscal year was due to decreased sales levels across most of our industry sectors. Specific decreases include a 52% decrease in the sale of display products; a 33% decrease in the sale of other products; a 28% decrease in the sale of networking products; a 23% decrease in the sale of automotive products; a 21% decrease in the sale of telecom products; a 12% decrease the sale of computing and storage products; a 3% decrease in the sale of instrumentation and medical products; and a 2% decrease in the sale of peripheral products. These decreases were largely driven by reduced production levels as a result of reduced customer demand due to the weakened macro-economic environment. These decreases were slightly offset by a 3% increase in the sale of after-market services products and a 92% increase in the sale of mobility products predominately related to the ramping of new products with an existing customer within the sector.

Our net revenue for the six months ended February 28, 2009 decreased 2.4% to $6.3 billion, from $6.4 billion for the six months ended February 29, 2008. The decrease for the six months ended February 28, 2009 from the same period of the previous fiscal year was due to decreased sales levels across most industry sectors. Specific decreases include a 45% decrease in the sale of display products; a 20% decrease in the sale of other products; an 18% decrease in the sale of networking products; a 12% decrease in the sale of automotive products; a 9% decrease the sale of computing and storage products; and a 4% decrease in the sale of after-market services products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment. These decreases were partially offset by an 8% increase in the sale of telecom products; a 12% increase in the sale of peripheral products; a 1% increase in the sale of instrumentation and medical products; and a 48% increase in the sale of mobility products predominately related to the ramping of new products with an existing customer within the sector.

A portion of our net revenue is attributable to businesses we acquire. Generally, we assess revenue on a global customer basis regardless of whether the growth is associated with organic growth or as a result of an acquisition. Accordingly, we do not differentiate or report separately revenue increases generated by acquisitions as opposed to existing business. In addition, the added cost structures associated with our acquisitions have historically been relatively insignificant when compared to our overall cost structure.

The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the weakened macro-economic environment; our continuing efforts to rationalize the economic performance of certain sectors, most specifically in the automotive and display sectors; seasonality in the business; and business growth from new and existing customers, including new product ramps in the mobility sector.

	Three months ended		Six months ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
EMS
Automotive	3%	4%	3%	4%
Computing and Storage	12%	13%	12%	12%
Instrumentation and Medical	19%	18%	19%	17%
Networking	17%	22%	17%	21%
Telecommunications	5%	7%	5%	6%
Other	2%	2%	1%	2%

Total EMS	58%	66%	57%	62%

Consumer Electronics
Display	4%	7%	4%	10%
Mobility	21%	11%	21%	12%
Peripherals	11%	11%	12%	11%

Total Consumer Electronics	36%	29%	37%	33%

AMS	6%	5%	6%	5%

Total	100%	100%	100%	100%

Foreign source revenue represented 82.8% and 83.4% of net revenue for the three months and six months ended February 28, 2009, respectively. This is compared to 79.2% and 80.6% of net revenue for the three months and six months ended February 29, 2008, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months.

Gross Profit. Gross profit decreased to 5.4% and 6.0% of net revenue for the three months and six months ended February 28, 2009, respectively, from 6.1% and 6.7% of net revenue for the three months and six months ended February 29, 2008, respectively. The decrease in gross profit as a percentage of net revenue for the three months and six months ended February 28, 2009 versus the same period of fiscal year 2008 was primarily due to (i) our revenues decreasing at a higher rate than certain of our fixed costs as we seek to reduce our cost structure in order to align with lower demand levels; (ii) our excess capacity given current macro-economic conditions; and (iii) additional costs incurred related to the ramping of new products in the mobility sector during fiscal year 2009.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended February 28, 2009 decreased to $111.1 million (3.8% of net revenue) compared to $124.9 million (4.0%) for the three months ended February 29, 2008. The decrease for the three months ended February 28, 2009 was primarily due to the reversal of $10.2 million of stock-based compensation expense during the second quarter of fiscal year 2009 due to the expectation that the performance goals associated with certain restricted stock awards granted in fiscal year 2008 would not be fully met. See Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for further discussion.

Selling, general and administrative expenses for the six months ended February 28, 2009 increased to $242.7 million (3.9% of net revenue) compared to $241.1 million (3.7% of net revenue) for the six months ended February 29, 2008. The increase for the six months ended February 28, 2009 was primarily due to incremental costs of $1.9 million due to the acquisition of certain manufacturing operations of Nokia Siemens Networks S.p.A. (“NSN”) which was acquired in October 2007.

Research and Development. Research and development expenses for the three months and six months ended February 28, 2009 decreased to $5.8 million (0.2% of net revenue) and $11.4 million (0.1% of net revenue), respectively, from $9.9 million (0.3% of net revenue) and $16.4 million (0.3% of net revenue) for the six months ended February 29, 2008. The decrease is attributed primarily to the repositioning of certain design resources to lower-cost regions as well as reduced spending in the consumer sectors.

Amortization of Intangibles. We recorded $7.7 million and $15.7 million of amortization of intangible assets for the three months and six months ended February 28, 2009, respectively, as compared to $9.7 million and $18.6 million for the three months and six months ended February 29, 2008, respectively. The decrease is primarily attributable to certain intangible assets that became fully amortized since February 29, 2008 and, therefore, we are no longer recognizing amortization expense. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges.

a. 2009 Restructuring Plan

In conjunction with the 2009 Restructuring Plan, we charged $32.7 million of restructuring and impairment costs during the three months and six months ended February 28, 2009 to the Condensed Consolidated Statement of Operations. The restructuring and impairment costs for the three months and six months ended February 28, 2009 include $27.4 million related to employee severance and benefits costs, $0.1 million related to lease commitments and $5.2 million related to fixed asset impairments.

At February 28, 2009, accrued liabilities of approximately $22.8 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $2.7 million is expected to be paid through fiscal year 2011.

These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through February 28, 2009 of $32.7 million include cash costs totaling $27.5 million, of which $1.3 million was paid in the second fiscal quarter of 2009. The cash costs consist of employee severance and benefits costs of approximately $27.4 million and costs related to lease commitments of approximately $0.1 million. Non-cash costs of approximately $5.2 million primarily represent fixed asset impairment charges related to our restructuring activities.

In relation to the 2009 Restructuring Plan, the Company currently expects to recognize approximately $65.0 million in total restructuring and impairment costs primarily over the course of fiscal years 2009 and 2010.

Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. We currently expect to begin to realize a portion of these costs savings in the third quarter of fiscal year 2009, and we are still evaluating any cost savings offsets.

b. 2006 Restructuring Plan

Upon the approval by our Board of Directors, we initiated a restructuring plan in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan and expect to incur the remaining costs over the remainder of fiscal year 2009 with certain contract termination costs to be incurred through fiscal year 2011.

During the three months and six months ended February 28, 2009, we reversed $1.2 million and $0.6 million of restructuring and impairment costs, respectively, compared to $41.8 million and $51.1 million of additional restructuring and impairment charges recognized for the three months and six months ended February 29, 2008, respectively. The restructuring and impairment costs (reversals) for the three months ended February 28, 2009 include $(1.4) million related to employee severance and benefits costs and $0.2 million related to lease commitments. The restructuring and impairment costs (reversals) for the six months ended February 28, 2009 include $(1.0) million related to employee severance and benefits costs and $0.4 million related to lease commitments.

At February 28, 2009, liabilities of approximately $6.9 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $3.9 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2009 through 2011.

As of February 28, 2009, as a result of the restructuring activities completed through February 28, 2009 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we currently expect to begin to realize the full net annualized cost savings of approximately $30.0 million to $40.0 million during the second half of fiscal year 2009. For further discussion of the restructuring programs, see Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Goodwill Impairment Charge. We recorded a preliminary non-cash goodwill impairment charge in the amount of $705.1 million and $1.0 billion for the three months and six months ended February 28, 2009, respectively, to reduce the carrying amount of our goodwill for our Consumer and EMS reporting units to their estimated fair value based upon the results of our interim impairment tests performed during the first and second quarters of fiscal year 2009.

During the second quarter of fiscal year 2009, and prior to finalizing the preliminary non-cash goodwill impairment charge related to the Consumer reporting unit of $317.7 million, we concluded that additional indicators of potential impairment were present. Those indicators, based upon a combination of factors, included a continued deterioration in the macro-economic environment which resulted in further decline in customer demand and further sustained decline in our market capitalization below our carrying value. As a result of the impairment analysis, we have determined that the goodwill related to the Consumer reporting unit is fully impaired and recorded an additional non-cash goodwill impairment charge of approximately $82.7 million for the three months ended February 28, 2009. In addition, we also determined that the goodwill related to the EMS reporting unit is impaired and have recorded a preliminary non-cash goodwill impairment charge of approximately $622.4 million for the three months ended February 28, 2009. There could be material adjustments to the preliminary goodwill impairment charge in the EMS reporting unit upon completion of the goodwill impairment analysis. Any adjustments to our preliminary estimates as a result of the completion of this evaluation are currently expected to be recorded in our condensed consolidated financial statements for the fiscal quarter ended May 31, 2009. For further discussion of goodwill impairment charges recorded, see Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”

Other Expense. We recorded other expense of $0.9 million and $3.2 million for the three months and six months ended February 28, 2009, respectively, as compared to other expense of $3.3 million and $7.8 million for the three months and six months ended February 29, 2008, respectively. The decrease in other expense for the three months and six months ended February 28, 2009 compared to the three months and six months ended February 29, 2008, was primarily due to the net cash proceeds available at any one time under the North American asset-backed securitization program being decreased from $325.0 million to $280.0 million, as well as decreased interest rates during the period. For further discussion of our North American asset-backed securitization program, see Note 9 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements. See also Note 15 – “Subsequent Events” to the Condensed Consolidated Financial Statements for discussion surrounding an amendment that was executed related to the securitization program subsequent to February 28, 2009.

Interest Income. Interest income decreased to $1.9 million and $4.2 million for the three months and six months ended February 28, 2009, respectively, from $3.2 million and $6.2 million for the three months and six months ended February 29, 2008, respectively. The decrease was primarily due to lower overall interest rates during the three months and six months ended February 28, 2009.

Interest Expense. Interest expense decreased to $20.1 million and $43.8 million for the three months and six months ended February 28, 2009, respectively, from $23.7 million and $49.3 million for the three months and six months ended February 29, 2008, respectively, primarily due to lower variable interest rates and lower average revolving debt balances.

Income Taxes. Income tax expense reflects an effective tax rate of (19.6)% and (15.6)% for the three months and six months ended February 28, 2009, respectively, as compared to an effective rate of (13.9)% and 25.7% for the three months and six months ended February 29, 2008, respectively. The effective tax rate for the three months and six months ended February 28, 2009 differs from previous periods due to a preliminary impairment of deductible and non-deductible goodwill and the resulting recognition of a deferred income tax benefit related to the deductible portion, net of a valuation allowance against certain deferred tax assets that are no longer more likely than not to be realized. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2008 and 2009.

Dividend Information
	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At February 28, 2009, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Six months ended
	February 28, 2009	February 29, 2008
Net cash provided by operating activities	$308,963	$272,808
Net cash used in investing activities	(181,909)	(203,721)
Net cash used in financing activities	(133,531)	(146,247)
Effect of exchange rate changes on cash	8,490	(55,096)

Net increase (decrease) in cash and cash equivalents	$2,013	$(132,256)

Net cash provided by operating activities for the six months ended February 28, 2009 was approximately $309.0 million. This consisted primarily of a $1.1 billion net loss, a $27.5 million increase in prepaid and other current assets and a decrease in account payables and accrued expenses of $188.3 million offset by a $1.0 billion non-cash goodwill impairment charge, $146.1 million in non-cash depreciation and amortization expense, a decrease of $255.6 million in trade accounts receivable and a $70.9 million decrease in inventories. The decrease in accounts payable and accrued expenses was primarily driven by lower volume levels as well as the timing of purchases during the first six months of fiscal year 2009. The decrease in accounts receivable and inventories were primarily due to focused efforts during the second quarter of fiscal year 2009 to improve cash collections and to reduce inventory levels to better align with current customer demand.

Net cash used in investing activities for the six months ended February 28, 2009 was $181.9 million. This consisted primarily of capital expenditures of $184.7 million for investments in information technology infrastructure and capacity to support the ongoing ramp of new programs within the mobility sector and $1.1 million for cash payments related to recent business acquisitions. These expenditures were offset by $3.9 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for the six months ended February 28, 2009 was $133.5 million. This resulted from our receipt of approximately $2.1 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $1.8 billion of borrowings under the revolving portion of the Credit Facility and $162.4 million of borrowings under our short-term Indian working capital facilities. This was offset by repayments in an aggregate amount of $2.2 billion during the six months ended February 28, 2009, which primarily included $1.8 billion toward repayment of borrowings under the revolving portion of the Credit Facility and $156.5 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition we paid $29.7 million of dividends to stockholders during the six months ended February 28, 2009.

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million and extended the program until March 17, 2010. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. At February 28, 2009, we had sold $329.3 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $226.9 million and retained an interest in the receivables of approximately $102.4 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.9 million and $3.2 million during the three months and six months ended February 28, 2009, respectively, and $3.3 million and $7.8 million for the three months and six months ended February 29, 2008, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Operations.

During the third quarter of fiscal year 2008, we entered into our foreign asset-backed securitization program with a bank conduit. In connection with the securitization program certain foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. At February 28, 2009, we had $75.4 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 0.93% plus a fixed spread during the three months ended February 28, 2009 on the Condensed Consolidated Statement of Operations. This foreign asset-backed securitization program is set to expire on March 18, 2010.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Condensed Consolidated Statement of Operations in the period of the sale. The factoring agreement expired in October 2008 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At February 28, 2009, we had sold $26.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $26.6 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million for the three months and six months ended February 28, 2009 and $0.1 million for the three months and six months ended February 29, 2008.

Notes payable, long-term debt and long-term lease obligations outstanding at February 28, 2009 and August 31, 2008 are summarized below (in thousands).

	February 28, 2009	August 31, 2008
5.875% Senior Notes due 2010 (a)	$298,690	$298,198
8.250% Senior Notes due 2018 (b)	396,568	396,377
Short-term factoring debt (c)	—	617
Borrowings under credit facilities (d)	62,845	55,579
Borrowings under loans (e)	403,392	423,064
Green Point debt obligations (f)	5,775	24,583
Securitization program obligations (g)	75,383	170,975
Miscellaneous borrowings	11	17

Total notes payable, long-term debt and long-term lease obligations	$1,242,664	$1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	172,948	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,069,716	$1,099,473

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

In July 2003, we entered into an interest rate swap transaction to effectively convert the fixed interest rate of our 5.875% Senior Notes to a variable rate. The swap, which was to expire in 2010, was accounted for as a fair value hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (“SFAS 133”). The notional amount of the swap was $300.0 million, which is related to the 5.875% Senior Notes. Under the terms of the swap, we paid an interest rate equal to the six-month London Interbank Offered Rate (“LIBOR”) set in arrears, plus a fixed spread of 1.945%. In exchange, we received a fixed rate of 5.875%. The swap transaction qualified for the shortcut method of recognition under SFAS 133, therefore no portion of the swap was treated as ineffective. The interest rate swap was terminated on June 3, 2005. The fair value of the interest rate swap of $4.5 million was recorded in long-term liabilities, with the corresponding offset recorded as a decrease to the carrying value of the 5.875% Senior Notes, on the Condensed Consolidated Balance Sheets at the termination date. In addition, we had recorded $0.4 million of interest receivable from the issuing bank as of the termination date. Upon termination, we made a net $4.1 million cash payment to the issuing bank to derecognize the interest rate swap and the accrued interest. The $4.5 million decrease to the carrying value of the 5.875% Senior Notes on the Condensed Consolidated Balance Sheets will be amortized to operations through interest expense over the remaining term of the debt.

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheets. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheets. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Operations. The effective portion of the swaps remaining on our Condensed Consolidated Balance Sheets will be amortized to interest expense on the Condensed Consolidated Statement of Operations over the life of the 8.250% Senior Notes.

(c)	During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in our Condensed Consolidated Balance Sheets until the cash is received by the Purchaser from our customer for the trade accounts receivable. We did not have a liability outstanding on our Condensed Consolidated Balance Sheets at February 28, 2009 related to cash that we have received from the Purchaser for specific trade accounts receivable, but for which our customer has not remitted payment yet.

(d)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees and Japanese yen, as well as U.S. dollars. At February 28, 2009, these credit facilities incur interest at both fixed and variable rates ranging from 2.9% to 6.8% and range in outstanding amounts from $1.0 million to $48.5 million.

(e)	During the second quarter of fiscal year 2007, we entered into a three-year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At February 28, 2009, $5.1 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $7.8 million based on currency exchange rates at February 28, 2009.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At February 28, 2009, borrowings of 7.2 million Euros (approximately $9.1 million based on currency exchange rates at February 28, 2009) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, we entered into the five-year revolving Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements. During the second quarter of fiscal year 2009, we borrowed $860.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the second quarter. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $380.0 million remains outstanding at February 28, 2009.

In addition to the loans described above, at February 28, 2009 we have additional loans outstanding to fund working capital needs. These additional loans total approximately $1.3 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short term on the Condensed Consolidated Balance Sheets.

(f)	Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At February 28, 2009 approximately $0.9 million of debt is outstanding under these short term facilities, with a current interest of 3.4%. The long term debt obligations include mortgage and credit facilities with various banks in Taiwan and China. At February 28, 2009, approximately $0.5 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. The long term facilities are denominated in U.S. dollars and New Taiwan dollars, and incur interest at both fixed rates and rates that fluctuate based upon changes in various base interest rates. At February 28, 2009, approximately $4.9 million of debt is outstanding under the long term facilities, with current interest rates ranging from 2.4% to 3.4%. Approximately $0.1 million of this total is due and payable within 12 months and is classified as short term on the Condensed Consolidated Balance Sheets. The remaining $4.8 million will mature at various dates through July 2012 and is classified as long term on the Condensed Consolidated Balance Sheets.

(g)	On April 7, 2008, we entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The foreign securitization program was to expire on April 6, 2009. At February 28, 2009, we had $75.4 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 0.93% plus a fixed spread during the three months ended February 28, 2009 in our Condensed Consolidated Statement of Operations. See Note 15 – “Subsequent Events” to the Condensed Consolidated Financial Statements for the amendment of our foreign securitization program subsequent to February 28, 2009 to extend the program to March 18, 2010.

At February 28, 2009, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our asset-backed securitization programs.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $130.0 million to $160.0 million, principally for machinery and equipment and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements estimated future benefit plan payments and capital commitments as of February 28, 2009 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,242,664	$172,948	$353,150	$320,000	$396,566
Future interest on notes payable and long-term debt	356,784	61,091	90,502	69,983	135,208
Operating lease obligations	207,920	51,909	66,074	43,884	46,053
Estimated future benefit plan payments	64,565	5,440	10,867	13,199	35,059
Capital commitments (a)	—	—	—	—	—

Total contractual cash obligations (b)	$1,871,933	$291,388	$520,593	$447,066	$612,886

(a)	During the first fiscal quarter of 2009, the Company committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, the Company has invested $2.0 million at February 28, 2009. The remaining commitment of $8.0 million is callable over the next five years by the general partner. As the timing of capital calls have no specified dates, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(b)	At February 28, 2009, we have $2.9 million recorded as a current liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $83.9 million has not been included in the contractual obligations table.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at their respective fair market values in accordance with SFAS 133. We have elected not to prepare and maintain the documentation required for the transaction to qualify as an accounting hedge and, therefore, changes in fair value are recorded in the Condensed Consolidated Statement of Operations.

The aggregate notional amount of outstanding contracts at February 28, 2009 was $1.3 billion. The fair value of these contracts amounted to a $24.4 million asset recorded in prepaid and other current assets and a $14.5 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at February 28, 2009. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue on the Condensed Consolidated Statement of Operations. The forward contracts are denominated in British pounds, Chinese yuan renminbi, Euro dollars, Hungarian forints, Japanese yen, Malaysian ringgits, Mexican pesos, Singapore dollars, Taiwanese dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2009, there were no significant outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $528.2 million in borrowings outstanding under these facilities at February 28, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

In the second quarter of fiscal year 2009, we entered into an interest rate swap related to $100.0 million of our variable rate debt. The swap is accounted for as a cash flow hedge under SFAS 133. The interest rate swap transaction effectively locks in a fixed interest rate of 88.25 basis points for variable rate interest payments that are expected to be made from January 28, 2009 through January 28, 2010. Under the terms of the swap, we will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2009, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended February 28, 2009, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of February 28, 2009 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our condensed consolidated financial statements beginning in November 2007. As part of our integration of NSN, we continue to evaluate NSN’s internal control over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to February 28, 2009, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

On January 26, 2009, the U.S. District Court for the Middle District of Florida, Tampa Division dismissed with prejudice the Second Amended Class Action Complaint in the putative shareholder class action that was previously filed against us, KPMG LLP, our directors and certain of our current and former officers. The plaintiffs appealed this dismissal on February 20, 2009. We believe that the Second Amended Class Action Complaint is without merit and are currently awaiting the court’s ruling on the plaintiffs’ appeal. We will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•

adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates, adverse changes in trade policies and adverse changes in fiscal and monetary policies;

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

For the six months ended February 28, 2009, our five largest customers accounted for approximately 42% of our net revenue and 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us.

Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the overall global economic downturn. A similar decline has recently occurred as consumers and businesses have postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations during fiscal year 2009 due to reduced customer demand. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity and are expected to continue to have a negative impact on our operations over at least the next several fiscal quarters. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Certain of the industries to which we provide services, including the automobile industry, have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both.

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

Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	Recessionary periods in our customers’ markets;

•	The inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

•

The inability of our customers to develop and market their products, some of which are new and untested, the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance;

•	Increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers; and

•	New product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter in advance. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, including the most recent several fiscal quarters, and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers have previously cancelled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. This has resulted in a, and could result in a future additional, write down of inventories that have become obsolete or exceed anticipated demand or net realizable value.

The success of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in sourcing strategy by a significant customer or by a group of customers have negatively impacted, and could further negatively impact in the future, our operating results by reducing the number of products that we sell, delaying the payment to us for inventory that we purchased and reducing the use of our manufacturing facilities which have associated fixed costs not dependent on our level of revenue.

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

There has been a continuing erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. In mid-2001, an overall global economic downturn resulted in a decline in demand for our customers’ products which had a negative impact on our results of operations (as well as our overall industry’s results of operations). Recent economic conditions have had a negative impact on our results of operations during fiscal year 2009 due to reduced customer demand which is expected to continue for the next several fiscal quarters. If these economic conditions continue to persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers.

These economic conditions could negatively impact our ability to effectively manage inventory levels and collect receivables, increase our need for cash, and have decreased our net revenue and profitability. Depending on the length of time that these conditions exist, they may lead to future additional negative effects, including some of those listed above. In addition, the value of certain of our properties and other assets has been negatively impacted, and may be further impacted in the future.

The financial markets have recently experienced significant turmoil.

The credit market turmoil could negatively impact the counterparties to our interest rate swap agreements and our forward exchange contracts, our lenders under the Credit Facility, as well as lenders under various foreign subsidiary credit facilities, and our securitization programs and thus potentially limit our ability to borrow under the Credit Facility and various foreign subsidiary credit facilities. In addition, if we attempt to obtain future additional financing, the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our products; and a decrease in demand for our customers’ products.

We are exposed to intangible asset risk; specifically, our goodwill may become further impaired.

As of the date of the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, we determined that goodwill related to the Consumer and EMS reporting units was impaired and recorded non-cash goodwill impairment charges of $400.4 million for the Consumer reporting unit and a preliminary non-cash goodwill impairment charge of $622.4 million for the EMS reporting unit for the six months ended February 28, 2009, respectively. We recorded the charge for the Consumer reporting unit based on a preliminary assessment which was determined in the first quarter of fiscal year 2009 and which was finalized in the second quarter of fiscal year 2009, and we recorded the charge for the EMS reporting unit based on a preliminary assessment which was determined in the second quarter of fiscal year 2009. We recorded the non-cash goodwill impairment charge for the EMS reporting unit based on a preliminary assessment because we continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the EMS reporting unit’s assets and liabilities other than goodwill. We currently expect to complete the goodwill analysis in the third quarter of fiscal year 2009. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under SFAS 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”

We are involved in reviews of our historical stock option grant practices.

As described in Part I, Item 3 – “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and Part II, Item 1 – “Legal Proceedings” of this Quarterly Report on Form 10-Q, we are involved in a putative shareholder class action in connection with certain historical stock option grants.

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

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. Recently, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. In addition, consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. See “Business – Competition” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

We derived 82.8% and 83.4% of net revenue from international operations for the three months and six months ended February 28, 2009, compared to 79.2% and 80.6% for the three months and six months ended February 29, 2008. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months. We currently operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Pune and Ranjangaon, India; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands and cost competitiveness, and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements for further details. If we incur restructuring charges related to the 2006 Restructuring Plan, the 2009 Restructuring Plan, or both, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

At February 28, 2009, our executive officers, directors and certain of their family members collectively beneficially owned 13.2% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.6%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions are otherwise increased. It is anticipated that tax incentives with respect to certain operations will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

Our credit rating was downgraded in fiscal years 2008 and 2007 and is subject to further change.

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

As of February 28, 2009, our debt obligations on the Condensed Consolidated Balance Sheets consisted of $396.6 million under our 8.250% Senior Notes, $298.7 million under our 5.875% Senior Notes and $380.0 million outstanding under the term portion of our Credit Facility. As of February 28, 2009, there was $167.4 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

As of February 28, 2009, we have the ability to borrow up to $800.0 million under the revolving credit portion of our Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

An increase in the level of our indebtedness, among other things, could:

•	make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business;

•	make us more vulnerable in the event of a downturn in our business; and

•	impact certain financial covenants that we are subject to in connection with our debt and securitization programs, including, among others, the maximum ratio of debt to consolidated EBITDA.

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

We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which is likely rising due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, on January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from Nortel’s bankruptcy filing and recorded an allowance for doubtful accounts provision related to Nortel of $6.1 million, as well as certain other inventory related write-offs of $1.2 million during the second quarter of fiscal year 2009. Our allowance for doubtful accounts receivables was $16.8 million as of February 28, 2009 (which represented 1% of our gross trade accounts receivable balance) and $10.1 million as of August 31, 2008 (which represented less than 1% of our gross trade accounts receivable balance).

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

Our stock price may be volatile; and further decreases in our stock price, among other factors, may lead to further impairment of goodwill.

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

Also, as discussed in “Risk Factors – We are exposed to intangible asset risk; specifically, our goodwill may become further impaired,” a further decline in our stock price could result in the need for us to perform further goodwill impairment analysis in future periods.

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

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.

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

January 22, 2009 was the date established for Jabil’s annual meeting of stockholders. Set forth below are the voting results from the proposals presented for a stockholder vote at such meeting.

1.	To elect the full Board of Directors.

	Number of shares
	For	Withheld
Laurence S. Grafstein	181,604,184	4,016,059
Mel S. Lavitt	175,058,885	10,561,358
Timothy L. Main	175,872,797	9,747,446
William D. Morean	175,575,678	10,044,565
Lawrence J. Murphy	175,770,388	9,849,855
Frank A. Newman	167,842,806	17,777,437
Steven A. Raymund	175,828,162	9,792,081
Thomas A. Sansone	175,742,909	9,877,334
Kathleen A.Walters	180,137,527	5,482,716

2.	To approve an amendment to increase the size of the Jabil Circuit, Inc. 2002 Stock Incentive Plan by 1,500,000 shares.

For	Against	Abstain	Broker Non-Votes
113,620,584	46,340,745	80,733	25,578,181

3.	To approve an amendment to increase the size of the Jabil Circuit, Inc. 2002 Employee Stock Purchase Plan by 3,000,000 shares.

For	Against	Abstain	Broker Non-Votes
157,861,127	2,102,736	78,199	25,578,181

4.	To approve KPMG LLP as the independent registered public accounting firm for the fiscal year ending August 31, 2009 for the Company.

For	Against	Abstain
178,042,070	7,346,540	231,633

Item 5:	OTHER INFORMATION

None.

Item 6:	EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(6)	—	Form of 8.250% Senior Notes issued on January 16, 2008.

4.6(6)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated January 16, 2008.

4.8(6)	—	Registration Rights Agreement dated January 16, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on January 16, 2008.

4.9(7)	—	Form of 8.250% Senior Notes issued on May 19, 2008.

4.10(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated May 19, 2008.

4.11(7)	—	Registration Rights Agreement dated May 19, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on May 19, 2008.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date: April 8, 2009	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: April 8, 2009	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.