Form 10-Q
period 2009-05-31
JABIL CIRCUIT INC
filed 2009-07-06
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 15, 2009, there were 213,638,222 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	May 31, 2009	August 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$768,915	$772,923
Trade accounts receivable, net of allowance for doubtful accounts of $18,350 at May 31, 2009 and $10,116 at August 31, 2008	1,151,832	1,475,530
Inventories	1,255,510	1,528,862
Prepaid expenses and other current assets	283,459	293,070
Income taxes receivable	27,887	24,535
Deferred income taxes	26,816	44,217

Total current assets	3,514,419	4,139,137

Property, plant and equipment, net of accumulated depreciation of $1,091,214 at May 31, 2009 and $1,079,719 at August 31, 2008	1,381,444	1,392,479
Goodwill	23,683	1,119,110
Intangible assets, net of accumulated amortization of $91,045 at May 31, 2009 and $87,242 at August 31, 2008	143,336	172,835
Deferred income taxes	54,912	155,508
Other assets	51,261	53,068

Total assets	$5,169,055	$7,032,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$156,259	$269,937
Accounts payable	1,745,144	2,218,969
Accrued expenses	602,359	529,839
Income taxes payable	17,910	25,897
Deferred income taxes	362	2,998

Total current liabilities	2,522,034	3,047,640

Notes payable, long-term debt and long-term lease obligations, less current installments	1,064,167	1,099,473
Other liabilities	72,047	71,442
Income tax liability	87,351	81,044
Deferred income taxes	7,773	9,409

Total liabilities	3,753,372	4,309,008

Minority interest	6,838	7,404
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 207,355,009 at May 31, 2009 and 206,380,171 at August 31, 2008	216	215
Additional paid-in capital	1,445,354	1,406,378
(Accumulated deficit)/Retained earnings	(5,146)	1,210,417
Accumulated other comprehensive income, net of tax	171,960	301,401
Treasury stock at cost, 8,683,722 shares at May 31, 2009 and 8,574,737 shares at August 31, 2008	(203,539)	(202,686)

Total stockholders’ equity	1,408,845	2,715,725

Total liabilities and stockholders’ equity	$5,169,055	$7,032,137

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net revenue	$2,615,101	$3,088,269	$8,885,010	$9,514,829
Cost of revenue	2,466,512	2,878,087	8,357,162	8,877,028

Gross profit	148,589	210,182	527,848	637,801
Operating expenses:
Selling, general and administrative	125,419	126,557	368,134	367,617
Research and development	7,198	8,006	18,607	24,381
Amortization of intangibles	7,612	9,058	23,320	27,635
Restructuring and impairment charges	16,167	3,470	48,312	54,546
Goodwill impairment charge	—	—	1,022,821	—

Operating (loss)/income	(7,807)	63,091	(953,346)	163,622
Other expense	948	2,010	4,169	9,815
Interest income	(1,087)	(3,051)	(5,314)	(9,255)
Interest expense	19,043	21,213	62,854	70,509

(Loss)/income before income taxes and minority interest	(26,711)	42,919	(1,015,055)	92,553
Income tax expense	2,528	4,657	156,909	17,390
Minority interest, net of tax	(477)	(183)	(1,245)	(1,238)

Net (loss)/income	$(28,762)	$38,445	$(1,170,719)	$76,401

(Loss)/earnings per share:
Basic	$(0.14)	$0.19	$(5.66)	$0.37

Diluted	$(0.14)	$0.19	$(5.66)	$0.37

Common shares used in the calculations of (loss)/earnings per share:
Basic	207,190	205,463	206,767	205,066

Diluted	207,190	206,077	206,767	206,290

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net (loss)/income	$(28,762)	$38,445	$(1,170,719)	$76,401

Other comprehensive (loss)/income:
Foreign currency translation adjustment	37,426	32,744	(131,712)	170,095
Change in defined pension plan liability, net of tax	—	90	—	102
Change in fair market value of derivative instruments, net of tax	493	—	470	(17,006)
Amortization of loss on hedge arrangements, net of tax	600	442	1,801	624

Comprehensive (loss)/income	$9,757	$71,721	$(1,300,160)	$230,216

Accumulated foreign currency translation gains were $211.8 million at May 31, 2009 and $343.5 million at August 31, 2008. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2009	May 31, 2008
Cash flows from operating activities:
Net (loss)/income	$(1,170,719)	$76,401
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	218,314	205,041
Minority interest, net of tax	(1,245)	(1,238)
Recognition of stock-based compensation	33,044	29,439
Deferred income taxes	107,338	(80,554)
Restructuring and impairment charges	48,312	54,546
Non-cash goodwill impairment charge	1,022,821	—
Provision for doubtful accounts	9,642	(139)
Excess tax benefit of options exercised	(2,376)	(5,451)
Amortization of loss on hedge arrangements, net of tax	1,801	624
(Gain)/loss on sale of property	(2,709)	1,154
Change in operating assets and liabilities, exclusive of net assets acquired in business acquisitions:
Trade accounts receivable	266,635	121,535
Inventories	248,425	2,136
Prepaid expenses and other current assets	6,076	(65,975)
Other assets	(4,642)	(7,989)
Accounts payable and accrued expenses	(394,226)	35,477
Income taxes payable	951	54,357

Net cash provided by operating activities	387,442	419,364

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(1,115)	(58,243)
Acquisition of property, plant and equipment	(235,179)	(214,828)
Proceeds from sale of property and equipment	8,620	7,559

Net cash used in investing activities	(227,674)	(265,512)

Cash flows from financing activities:
Borrowings under debt agreements	3,023,312	4,047,909
Payments toward debt agreements and capital lease obligations	(3,161,480)	(3,908,897)
Dividends paid to stockholders	(44,629)	(43,930)
Proceeds from issuance of common stock under option and employee purchase plans	3,396	9,402
Excess tax benefit of options exercised	2,376	5,451

Net cash (used in)/provided by financing activities	(177,025)	109,935

Effect of exchange rate changes on cash and cash equivalents	13,249	(67,343)

Net (decrease)/increase in cash and cash equivalents	(4,008)	196,444
Cash and cash equivalents at beginning of period	772,923	663,625

Cash and cash equivalents at end of period	$768,915	$860,069

See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2008. Results for the nine-month period ended May 31, 2009 are not necessarily an indication of the results that may be expected for the fiscal year ending August 31, 2009.

Note 2. Inventories

The components of inventories consist of the following (in thousands):

	May 31, 2009	August 31, 2008
Raw materials	$890,745	$1,070,163
Work in process	231,634	277,699
Finished goods	133,131	181,000

Total inventories	$1,255,510	$1,528,862

Note 3. (Loss)/Earnings Per Share and Dividends

a. (Loss)/Earnings Per Share

The following table sets forth the calculation of basic and diluted (loss)/earnings per share (“EPS”) (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Numerator:
Net (loss)/income	$(28,762)	$38,445	$(1,170,719)	$76,401

Denominator:
Weighted-average common shares outstanding – basic	207,190	205,463	206,767	205,066
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	—	450	—	970
Dilutive unvested common shares associated with restricted stock awards	—	164	—	254

Weighted-average common shares outstanding – diluted	207,190	206,077	206,767	206,290

(Loss)/earnings per share:
Basic	$(0.14)	$0.19	$(5.66)	$0.37

Diluted	$(0.14)	$0.19	$(5.66)	$0.37

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), no potential common shares relating to stock-based compensation awards have been included in the computation of diluted earnings per share as a result of the Company’s net losses for the three months and nine months ended May 31, 2009. The Company excluded from the computation of diluted earnings per share 22,664,515 common share equivalents, which consist of stock options and restricted stock awards, and 8,010,799 stock appreciation rights outstanding for the three months and nine months ended May 31, 2009.

For the three months and nine months ended May 31, 2008 options to purchase 9,951,178 and 7,291,698 shares of common stock, respectively, were outstanding during the periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under SFAS 128. In accordance with the contingently issuable shares provision of SFAS 128, 3,088,812 shares of performance-based, unvested common stock awards (“restricted stock”) granted in fiscal years 2006 through 2008 were not included in the calculation of earnings per share for the three months and nine months ended May 31, 2008, because all the necessary conditions for vesting had not been satisfied. In addition, for the three months and nine months ended May 31, 2008, 7,999,299 and 7,991,067 stock appreciation rights, respectively, were not included in the calculation of diluted earnings per share because the shares considered repurchased with the assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price, and therefore, their effect would be anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during the nine months ended May 31, 2009 and 2008.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends paid	Date of record for dividend payment	Dividend cash payment date
		(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009

Note 4. Stock-Based Compensation

For its share-based compensation plans, the Company applies the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which requires that the value of stock-based awards and similar awards be expensed.

The Company applies a lattice valuation model for all stock options and stock appreciation rights (collectively known as “Options”) granted subsequent to August 31, 2005, excluding those granted under the Company’s employee stock purchase plan (“ESPP”). The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. The Company uses the Black-Scholes model for valuing the shares granted under the ESPP and Options granted prior to September 1, 2005. Compensation for restricted stock awards (both restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. Compensation cost for all awards is recognized in operations, net of estimated forfeitures, on a straight-line basis over the requisite service period.

The Company recorded $12.0 million and $31.2 million of stock-based compensation expense in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2009, respectively, net of related tax effects of $1.0 million and $1.8 million, respectively. The Company recorded $8.0 million and $23.7 million of stock-based compensation expense in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2008, respectively, net of related tax effects of $1.7 million and $5.7 million, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At May 31, 2009 and August 31, 2008, $0.4 million and $0.3 million, respectively, of stock-based compensation was classified as inventory costs on the Condensed Consolidated Balance Sheets.

The fair-value method is applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, cancelled or expire unexercised. At May 31, 2009, $31.0 thousand related to non-employee stock-based awards was classified as a liability on the Company’s Condensed Consolidated Balance Sheets. The Company recognized a loss of $27.0 thousand and a gain of $0.2 million related to remeasuring the awards in the Condensed Consolidated Statement of Operations for the three months and nine months ended May 31, 2009, respectively. The Company recognized a loss of $4.0 thousand and a gain of $0.4 million in the Condensed Consolidated Statement of Operations, respectively, related to remeasuring the awards for the three months and nine months ended May 31, 2008.

Cash received from Option exercises under all share-based payment arrangements, including the Company’s ESPP, for the nine months ended May 31, 2009 and 2008 was $3.4 million and $9.4 million, respectively. These proceeds for the nine months ended May 31, 2009 and 2008 are net of $0.9 million and $2.2 million, respectively, in market value of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. This market value was determined on the date that the restricted shares vested and resulted in the withholding of 108,985 shares and 138,726 shares of the Company’s common stock during the nine months ended May 31, 2009 and 2008, respectively. The amount has been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

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

The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of Options intended to preserve the economic value of stock options and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as we previously discussed in Note 2 – “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2006, a certain number of Options were identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the related Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement.

As a result, the holders of the Options with an exercise price less than the fair market value of shares of common stock on the final date of measurement could have possibly incurred adverse tax consequences, however, this was remedied by the Company’s actions described in the paragraph immediately below. Such adverse tax consequences related to the portions of such Options that vested after December 31, 2004 (“Section 409A Affected Options”) and subjected the Option holders to accelerated income taxation and a penalty tax under Internal Revenue Code Section 409A (“Section 409A”).

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

The following table summarizes Option activity from September 1, 2008 through May 31, 2009:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2008	7,262,639	16,466,315	$8,771	$24.09	5.8

Options authorized	1,500,000	—
Options expired	(337,271)	—		$20.27
Options granted	(54,890)	54,890		$7.96
Options cancelled	1,194,944	(1,194,944)		$24.89
Restricted stock awards (1)	(4,930,226)	—
Options exercised	—	(1,160)		$5.88

Balance at May 31, 2009	4,635,196	15,325,101	$7	$24.07	5.1

Exercisable at May 31, 2009		12,128,212	$0	$23.86	4.4

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The weighted-average grant-date fair value per share of Options granted during the nine months ended May 31, 2009 and 2008 was $3.50 and $8.71, respectively. The total intrinsic value of Options exercised during the nine months ended May 31, 2009 and 2008 was $3.6 thousand and $1.9 million, respectively.

At May 31, 2009, there were $28.8 million of unrecognized compensation costs related to non-vested Options that are expected to be recognized over a weighted-average period of 1.4 years. The total fair value of Options vested during the nine months ended May 31, 2009 and 2008 was $18.6 million and $13.9 million, respectively.

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

Following are the weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Expected dividend yield	*	2.7%	4.3%	1.3%
Risk-free interest rate	*	1.1% to 3.7%	0% to 2.9%	1.1% to 4.4%
Weighted-average expected volatility	*	55.5%	68.1%	50.2%
Expected life	*	6.2 years	6.3 years	5.8 years

*	Note that the Company did not grant Options during the quarter ended May 31, 2009.

At May 31, 2009, the Company has 82,844 Options outstanding that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Condensed Consolidated Balance Sheets and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Condensed Consolidated Statement of Operations at each reporting date. At May 31, 2009, $44.9 thousand related to cash settled awards was recorded as a liability on the Company’s Condensed Consolidated Balance Sheets. The Company recognized a loss of $4.5 thousand for the three months ended May 31, 2009 and a gain of $84.8 thousand in the Condensed Consolidated Statement of Operations for the three months and nine months ended May 31, 2009, respectively, to record the awards at fair value.

b. Restricted Stock Awards

In fiscal year 2005, the Company granted restricted stock awards to certain key employees pursuant to the 2002 Stock Incentive Plan. The awards granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met.

Beginning in fiscal year 2006, the Company began granting certain restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The fair value of each award was measured on the date of grant and was originally recognized over the requisite service period based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. In the fourth quarter of fiscal year 2007, the Company determined that for the restricted stock awards that were granted in fiscal year 2006 that have the aforementioned performance conditions, it was probable that the performance goal resulting in 100% of the awards being vested would not be achieved. However, it was probable that 40% of the awards would vest. This change in estimate resulted in the reversal of $9.1 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal year 2007. It was further determined in the first quarter of fiscal year 2008 that for such restricted stock awards granted in fiscal year 2006, it was probable that none of the awards would vest, which resulted in an additional reversal of $5.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations. During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the third quarter of fiscal year 2008. It was further determined in the fourth quarter of fiscal year 2008 that for restricted stock awards granted in fiscal year 2007, it was probable that none of the awards would vest, which resulted in an additional reversal of $7.6 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the fourth quarter of fiscal year 2008. During the second quarter of fiscal year 2009, it was determined that none of the restricted stock awards that were granted in fiscal year 2008 with performance conditions would vest. This change in estimate resulted in a reversal of $10.2 million in stock-based compensation expense from the Company’s Consolidated Statement of Operations in the second quarter of fiscal year 2009. The restricted stock awards that were granted in fiscal year 2009 continue to be recognized based on an estimated 100% performance goal, the probable outcome. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to compensation cost will be recognized. Alternatively, if any of the performance goals are not met, any recognized compensation cost will be reversed. In addition to restricted stock awards that have certain performance conditions, the Company has also granted certain restricted stock awards that vest over time.

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

The following table summarizes restricted stock activity from September 1, 2008 through May 31, 2009:

	Shares	Weighted - Average Grant-Date Fair Value
Nonvested balance at September 1, 2008	5,989,884	$24.17

Changes during the period
Shares granted (1)	5,534,807	$7.40
Shares vested	(501,776)	$21.97
Shares forfeited	(604,581)	$22.63

Nonvested balance at May 31, 2009	10,418,334	$15.45

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

At May 31, 2009, there was $32.5 million of total unrecognized compensation cost related to restricted stock awards granted under the 2002 Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

c. Employee Stock Purchase and Award Plans

The ESPP was adopted by the Company’s Board of Directors in October 2001 and approved by the shareholders in January 2002. Initially there were 2,000,000 shares reserved under the ESPP. An additional 2,000,000 shares and 3,000,000 shares were authorized for issuance under the ESPP and approved by stockholders in January 2006 and January 2009, respectively. The Company also adopted a sub-plan under the ESPP for its Indian employees. The Indian sub-plan is a tax advantaged plan for the Company’s Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the ESPP. As of May 31, 2009, a total of 3,997,275 shares had been issued under the ESPP.

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

Awards under the ESPP are generally granted in June and December. As such, there were 580,887 and 432,202 shares purchased under the ESPP during the nine months ended May 31, 2009 and 2008, respectively.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Expected dividend yield	0.9%	1.1%	0.9%	1.1%
Risk-free interest rate	2.1%	5.0%	2.1%	5.0%
Weighted-average expected volatility	58.1%	30.2%	58.1%	30.2%
Expected life	.5 years	.5 years	.5 years	.5 years

Note 5. Concentration of Risk and Segment Data

a. Concentration of Risk

The Company operates in 22 countries worldwide. Revenues from unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or aftermarket services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
External net revenue:
Mexico	$653,757	$523,830	$1,948,958	$1,581,677
China	496,704	669,601	1,828,872	2,089,094
U.S.	407,111	651,780	1,446,050	1,900,443
Hungary	303,644	180,275	834,293	573,031
Malaysia	191,749	261,318	606,241	753,639
Poland	80,060	161,535	405,907	793,893
Other	482,076	639,930	1,814,689	1,823,052

	$2,615,101	$3,088,269	$8,885,010	$9,514,829

	May 31, 2009	August 31, 2008
Long-lived assets:
China	$422,870	$481,770
U.S.	268,144	359,451
Mexico	233,775	188,823
Taiwan	134,675	633,301
Malaysia	104,662	117,344
India	84,657	294,322
Hungary	77,666	149,010
Other	222,014	460,403

	$1,548,463	$2,684,424

Foreign source revenue represented 84.4% and 83.7% of net revenue for the three months and nine months ended May 31, 2009 compared to 78.9% and 80.0% for the three months and nine months ended May 31, 2008.

Sales of the Company’s products are concentrated among specific customers. For the nine months ended May 31, 2009, the Company’s five largest customers accounted for approximately 43% of its net revenue and 50 customers accounted for approximately 90% of its net revenue. Sales to the above customers were reported in the Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”) operating segments.

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

Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense, restructuring and impairment charges, goodwill impairment charges, other expense, interest income, interest expense, income taxes or minority interest. Total segment assets are defined as trade accounts receivable, inventories, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net revenue
Consumer	$920,753	$813,015	$3,197,770	$2,905,692
EMS	1,507,437	2,112,980	5,170,166	6,104,148
AMS	186,911	162,274	517,074	504,989

	$2,615,101	$3,088,269	$8,885,010	$9,514,829

Segment income and reconciliation of

(loss)/income before income taxes and

minority interest, net of tax

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Consumer	$(4,296)	$(2,219)	$53,311	$39,488
EMS	12,394	76,521	73,262	199,934
AMS	20,913	11,013	47,578	35,820

Total segment income	29,011	85,315	174,151	275,242
Reconciling items:
Stock-based compensation expense	13,039	9,696	33,044	29,439
Amortization of intangibles	7,612	9,058	23,320	27,635
Restructuring cost and impairment charges	16,167	3,470	48,312	54,546
Goodwill impairment charge	—	—	1,022,821	—
Other expense	948	2,010	4,169	9,815
Interest income	(1,087)	(3,051)	(5,314)	(9,255)
Interest expense	19,043	21,213	62,854	70,509

(Loss)/income before income taxes and minority interest, net of tax	$(26,711)	$42,919	$(1,015,055)	$92,553

	May 31, 2009	August 31, 2008
Total assets
Consumer	$1,668,534	$2,134,318
EMS	1,963,409	3,006,485
AMS	323,863	223,561
Other non-allocated assets	1,213,249	1,667,773

	$5,169,055	$7,032,137

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

On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as the plaintiffs added KPMG LLP, the Company’s independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of the Company’s financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. The Company filed a motion to dismiss the Second Amended Class Action Complaint.

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

ii. Securities Exchange Commission Informal Inquiry and U.S. Attorney Subpoena Related to Certain Historical Stock Option Grant Practices

In addition to the private litigation described above, the Company was notified on May 2, 2006 by the Staff of the Securities and Exchange Commission (the “SEC”) of an informal inquiry concerning the Company’s stock option grant practices. In May 2006, the Company received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. Such information was subsequently provided and the Company did not hear further from such U.S. Attorney’s office. In addition, the Company’s review of its historical stock option practices led it to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if it properly recognized revenue associated with those transactions. The Audit Committee of the Company’s Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support the Company’s recognition of certain revenues received during the period. The Company’s Audit Committee concluded that there was no direct evidence that any of the Company’s employees intentionally made or caused false accounting entries to be made in connection with these transactions, and the Company concluded that the impact was immaterial. The Company provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee’s report regarding the Company’s stock option grant practices, and the other information requested and cooperated fully with the Special Committee, the SEC and the U.S. Attorney’s office.

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

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is reevaluated periodically for accuracy. A rollforward of the warranty liability for the nine months ended May 31, 2009 and 2008 is as follows (in thousands):

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties	7,106
Settlements made	(4,102)

Balance at May 31, 2009	$12,881

Amount
Balance at August 31, 2007	$7,575
Accruals for warranties	6,312
Settlements made	(4,079)

Balance at May 31, 2008	$9,808

Note 7. Restructuring and Impairment Charges

a. 2009 Restructuring Plan

During the second quarter of fiscal year 2009, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain geographies and to reduce its worldwide workforce in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size the Company’s manufacturing facilities to increase the efficiencies of the Company’s operations. In conjunction with the 2009 Restructuring Plan, the Company charged $16.1 million and $48.8 million of restructuring and impairment costs during the three months and nine months ended May 31, 2009, respectively, to the Condensed Consolidated Statement of Operations. The restructuring and impairment costs for the three months ended May 31, 2009 include $14.8 million related to employee severance and termination benefit costs, $1.2 million related to fixed asset impairments and $0.1 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2009 include $42.2 million related to employee severance and termination benefit costs, $0.1 million related to lease commitments, $6.4 million related to fixed asset impairments, and $0.1 million related to other restructuring costs.

These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through May 31, 2009 of $48.8 million include cash costs totaling $42.4 million, of which $9.7 million was paid in the nine months ended May 31, 2009. The cash costs consist of employee severance and termination benefit costs of approximately $42.2 million, approximately $0.1 million of costs related to lease commitments, and approximately $0.1 million of other restructuring costs. Non-cash costs of approximately $6.4 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $14.8 million and $42.2 million recorded in the three months and nine months ended May 31, 2009, respectively, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. To date, approximately 2,500 employees have been included in the 2009 Restructuring Plan. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $1.2 million and $6.4 million in the three months and nine months ended May 31, 2009, respectively.

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

The tables below set forth the significant components and activity in the 2009 Restructuring Plan during the three months and nine months ended May 31, 2009 (in thousands):

2009 Restructuring Plan – Three Months Ended May 31, 2009

	Liability Balance at February 28, 2009	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Employee severance and termination benefits	$25,502	$14,814	$3,281	$(8,348)	$35,249
Fixed asset impairment	—	1,184	(1,184)	—	—
Other	—	72	—	(72)	—

Total	$25,502	$16,070	$2,097	$(8,420)	$35,249

2009 Restructuring Plan – Nine Months Ended May 31, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Employee severance and termination benefits	$—	$42,218	$2,584	$(9,553)	$35,249
Lease commitment costs	—	83	1	(84)	—
Fixed asset impairment	—	6,432	(6,432)	—	—
Other	—	72	—	(72)	—

Total	$—	$48,805	$(3,847)	$(9,709)	$35,249

The tables below set forth significant components and activity in the 2009 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2009 (in thousands):

2009 Restructuring Plan – Three Months Ended May 31, 2009

	Liability Balance at February 28, 2009	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Consumer	$1,537	$2,238	$(279)	$(2,741)	$755
EMS	23,965	13,832	2,376	(5,679)	34,494

Total	$25,502	$16,070	$2,097	$(8,420)	$35,249

2009 Restructuring Plan – Nine Months Ended May 31, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Consumer	$—	$7,983	$(3,981)	$(3,247)	$755
EMS	—	40,822	134	(6,462)	34,494

Total	$—	$48,805	$(3,847)	$(9,709)	$35,249

At May 31, 2009, accrued liabilities of approximately $32.2 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $3.0 million is expected to be paid through fiscal year 2011.

In relation to the 2009 Restructuring Plan, the Company currently expects to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $13.5 million on certain deferred tax assets, primarily over the course of fiscal years 2009 and 2010.

b. 2006 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company recorded $0.1 million and $(0.5) million of restructuring and impairment costs during the three months and nine months ended May 31, 2009, respectively, compared to a charge of $3.5 million and $54.5 million of restructuring and impairment costs during the three months and nine months ended May 31, 2008, respectively. The restructuring and impairment costs for the three months ended May 31, 2009 include $(0.1) million related to employee severance and termination benefit costs and $0.2 million related to lease commitments. The restructuring and impairment costs for the nine months ended May 31, 2009 include $(1.2) million related to employee severance and termination benefit costs and $0.7 million related to lease commitments. The restructuring and impairment costs for the three months ended May 31, 2008 include $2.1 million related to employee severance and termination benefit costs, $0.8 million related to lease commitments, $0.5 million related to fixed asset impairments and $0.1 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2008 include $46.7 million related to employee severance and termination benefit costs, $7.0 million related to lease commitments, $0.3 million related to fixed asset impairments and $0.5 million related to other restructuring costs.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through May 31, 2009 of $208.5 million include cash costs totaling $159.6 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $26.0 million was paid in the first three fiscal quarters of 2009 and $10.1 million is expected to be paid primarily during the remainder of fiscal year 2009 through fiscal year 2011. The cash costs consist of employee severance and termination benefit costs of approximately $145.2 million, costs related to lease commitments of approximately $20.6 million and other restructuring costs of $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

Employee severance and termination benefit costs of $(0.1) million and $(1.2) million recorded in the three months and nine months ended May 31, 2009, respectively, were due to revised estimates of severance and termination benefits that will be paid by the Company. Employee severance and termination benefit costs of $2.1 million and $46.7 million recorded in the three months and nine months ended May 31, 2008, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.2 million and $0.7 million recorded in the three months and nine months ended May 31, 2009, respectively, compared to $0.8 million and $7.0 million recorded in the three months and nine months ended May 31, 2008, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe.

In addition, as part of the 2006 Restructuring Plan, management determined that it was more likely than not that certain entities within foreign jurisdictions would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $38.8 million on net deferred tax assets as part of the 2006 Restructuring Plan prior to September 1, 2008. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Operations. See Note 4 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2008 for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The tables below set forth the significant components and activity in the 2006 Restructuring Plan during the three months and nine months ended May 31, 2009 (in thousands):

2006 Restructuring Plan – Three Months Ended May 31, 2009

	Liability Balance at February 28, 2009	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Employee severance and termination benefits	$7,377	$(124)	$810	$(493)	$7,570
Lease commitment costs	3,087	221	—	(771)	2,537
Other	372	—	43	(1)	414

Total	$10,836	$97	$853	$(1,265)	$10,521

2006 Restructuring Plan – Nine Months Ended May 31, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Employee severance and termination benefits	$36,210	$(1,156)	$(3,489)	$(23,995)	$7,570
Lease commitment costs	3,865	663	(32)	(1,959)	2,537
Other	429	—	(13)	(2)	414

Total	$40,504	$(493)	$(3,534)	$(25,956)	$10,521

The tables below set forth significant components and activity in the 2006 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2009 (in thousands):

2006 Restructuring Plan – Three Months Ended May 31, 2009

	Liability Balance at February 28, 2009	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Consumer	$4,089	$—	$445	$(318)	$4,216
EMS	6,294	173	364	(941)	5,890
AMS	453	(76)	44	(6)	415
Other non-reportable operating	—	—	—	—	—

Total	$10,836	$97	$853	$(1,265)	$10,521

2006 Restructuring Plan – Nine Months Ended May 31, 2009

	Liability Balance at August 31, 2008	Restructuring Related Charges	Asset Impairment Charge and Other Non-Cash Activity	Cash (Payments) Proceeds	Liability Balance at May 31, 2009
Consumer	$6,418	$—	$(355)	$(1,847)	$4,216
EMS	33,426	(1,530)	(3,165)	(22,841)	5,890
AMS	660	(76)	(12)	(157)	415
Other non-reportable operating	—	1,113	(2)	(1,111)	—

Total	$40,504	$(493)	$(3,534)	$(25,956)	$10,521

At May 31, 2009, accrued liabilities of approximately $5.5 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $5.0 million relate primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2009 through fiscal year 2011.

In relation to the 2006 Restructuring Plan, the Company currently expects to recognize approximately $250.0 million in total restructuring and impairment costs. The Company has substantially completed restructuring activities under the 2006 Restructuring Plan, and approximately $1.8 million of remaining contract termination costs are expected to be incurred over the remainder of fiscal year 2009 through fiscal year 2011.

Note 8. Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company consistently determines the fair market value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. The use of such market multiples (the market approach) allows the Company to compare itself to other companies based on valuation multiples to arrive at a fair value. The Company regularly evaluates itself and its divisions relative to its competitors and the Company believes the judgments used to arrive at these comparable companies are reasonable. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with the Company’s estimates of future growth and the strategic plan used to manage the underlying business, and also includes a probability-weighted expectation as to the Company’s future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Based upon a combination of factors, including a significant and sustained decline in the Company’s market capitalization below the Company’s carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and the illiquidity in the overall credit markets, the Company concluded that sufficient indicators of impairment existed and accordingly performed an interim goodwill impairment analysis, during the first quarter and again in the second quarter of fiscal year 2009.

During the first quarter of fiscal year 2009, the Company determined that the goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of approximately $317.7 million. The income tax expense associated with the preliminary goodwill impairment charge was $4.4 million. This included a tax benefit of $30.6 million for the write-off of tax deductible goodwill and tax expense of $35.0 million resulting from the recognition of a valuation allowance against the deferred tax assets, which related primarily to net operating losses, that the Company now believes will not be realized.

During the second quarter of fiscal year 2009, and prior to finalizing the preliminary non-cash goodwill impairment charge recorded at November 30, 2008, related to the Consumer reporting unit, the Company concluded that additional impairment indicators were present. As a result of that analysis, the Company determined that the goodwill related to the Consumer reporting unit was fully impaired and recorded an additional non-cash goodwill impairment charge of approximately $82.7 million. Further, the Company also determined that the goodwill related to the EMS reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of approximately $622.4 million. The income tax expense associated with the goodwill impairment was $111.8 million for the fiscal quarter ended February 28, 2009. This included a tax benefit of $9.0 million for the write-off of tax deductible goodwill and income tax expense of $120.8 million resulting from the recognition of a valuation allowance against the deferred tax assets that the Company no longer believes are more likely than not to be realized.

During the third quarter of fiscal year 2009, the Company finalized the valuation of the tangible and intangible assets and the allocation of fair value to the assets and liabilities of the EMS reporting unit with no additional impairment charges recorded. After recognition of the above non-cash goodwill impairment charge, no goodwill remained with the Consumer and EMS reporting units, respectively.

The impairment evaluation for indefinite-lived intangible assets, which for the Company is a trade name, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company evaluated its trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. There were no impairment indicators during the third quarter of fiscal year 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

The Company reviews long-lived assets, including its intangible assets subject to amortization, which are contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company tested its long-lived assets for impairment and determined that there was no impairment. There were no impairment indicators during the third quarter of fiscal year 2009.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2009 (in thousands):

Reportable Segment	Balance at August 31, 2008	Adjustments	Foreign Currency Impact	Impairment Charges	Balance at May 31, 2009
Consumer	$423,059	$414	$(23,066)	$(400,407)	$—
EMS	671,616	(302)	(48,900)	(622,414)	—
AMS	24,435	—	(752)	—	23,683

Total	$1,119,110	$112	$(72,718)	$(1,022,821)	$23,683

Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at May 31, 2009 and August 31, 2008 (in thousands):

May 31, 2009	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$102,288	$(43,470)	$58,818
Intellectual property	85,613	(47,575)	38,038
Trade name	46,480	—	46,480

Total	$234,381	$(91,045)	$143,336

August 31, 2008	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$121,855	$(53,636)	$68,219
Intellectual property	89,576	(33,606)	55,970
Trade names	48,646	—	48,646

Total	$260,077	$(87,242)	$172,835

The weighted-average amortization period for aggregate net intangible assets at May 31, 2009 is 7.0 years, which includes a weighted-average amortization period of 9.1 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for net intellectual property.

Intangible asset amortization for the three months and nine months ended May 31, 2009 was $7.6 million and $23.3 million, respectively. Intangible asset amortization for the three months and nine months ended May 31, 2008 was $9.1 million and $27.6 million, respectively.

The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2009 (remaining three months)	$7,616
2010	27,251
2011	22,965
2012	14,601
2013	9,390
Thereafter	15,033

Total	$96,856

Note 9. Accounts Receivable Securitizations

a. North American Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million. Accounts receivable sold under this securitization program are accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 18, 2009 expires on March 17, 2010.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. The Company is assessed a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, a usage fee on the utilized portion of the facility is equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

The Company continues servicing the receivables sold. No servicing asset is recorded at the time of sale because the Company does not receive any servicing fees from third parties or other income related to servicing the receivables. The Company does not record any servicing liability at the time of sale as the receivable collection period is relatively short and the costs of servicing the receivables sold over the servicing period are not significant. Servicing costs are recognized as incurred over the servicing period.

At May 31, 2009, the Company had sold $314.9 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $112.9 million and retained an interest in the receivables of approximately $202.0 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.9 million and $4.2 million during the three months and nine months ended May 31, 2009, respectively, compared to approximately $2.0 million and $9.8 million during the three months and nine months ended May 31, 2008, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Operations.

b. Foreign Asset-Backed Securitization Program

On April 7, 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program was amended on March 19, 2009 to extend the expiration date until March 18, 2010.

At May 31, 2009, the Company had $95.9 million of debt outstanding under the program. In addition, the Company incurred interest expense at a variable rate of approximately 0.51% plus a fixed spread during the three months ended May 31, 2009 in its Condensed Consolidated Statement of Operations.

c. Accounts Receivable Factoring Agreements

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Operations in the period of the sale. The factoring agreement expired in April 2009 and was extended for a six month period.

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

At May 31, 2009, the Company had sold $16.8 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $16.7 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $25.3 thousand and $130.0 thousand for the three months and nine months ended May 31, 2009, respectively, compared to $67.7 thousand and $190.0 thousand for the three months and nine months ended May 31, 2008, respectively.

In July 2007, the Company entered into an agreement with another unrelated third party for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, the Company transfers ownership of eligible trade accounts receivable to the third party purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheets until the cash is received by the purchaser from the Company’s customer for the trade accounts receivable. There was no outstanding liability recorded on the Company’s Condensed Consolidated Balance Sheets at May 31, 2009 related to cash that the Company received from the purchaser for specific trade accounts receivable, but for which the Company’s customer has not remitted payment yet.

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

SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement requirement will be effective for fiscal years ending after December 15, 2008, which is the Company’s current fiscal year. The Company has previously used a May 31 measurement date for substantially all of the above referenced plans, with the exception of the Jabil Circuit UK Limited plan, which used a June 30 measurement date.

The following table provides information about net periodic benefit cost for the Company’s pension plans for the periods indicated (in thousands of dollars):

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Service cost	$511	$574	$1,554	$1,652
Interest cost	1,527	1,951	4,721	5,831
Expected long-term return on plan assets	(1,064)	(1,410)	(3,307)	(4,257)
Amortization of prior service cost	(9)	(10)	(28)	(31)
Recognized actuarial loss	293	388	909	1,171

Net periodic benefit cost	$1,258	$1,493	$3,849	$4,366

For the nine months ended May 31, 2009, the Company has made contributions of approximately $2.6 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2009 contributions to approximate $3.7 million to $4.2 million.

Note 11. Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations outstanding at May 31, 2009 and August 31, 2008 are summarized below (in thousands).

	May 31, 2009	August 31, 2008
5.875% Senior Notes due 2010	$298,937	$298,198
8.250% Senior Notes due 2018	396,663	396,377
Short-term factoring debt	—	617
Borrowings under credit facilities	21,461	55,579
Borrowings under loans	401,553	423,064
Jabil/TGP debt obligations	5,927	24,583
Securitization program obligations	95,877	170,975
Miscellaneous borrowings	8	17

Total notes payable, long-term debt and long-term lease obligations	1,220,426	1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	156,259	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,064,167	$1,099,473

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

Note 12. Derivative Financial Instruments and Hedging Activities

The Company applies SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In accordance with these standards, all derivative instruments are recorded on the Condensed Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income/(loss), net of tax, and is subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized currently in earnings.

The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are foreign currency fluctuation risk and interest rate risk. Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings.

a.	Derivative Instruments Designated as Hedges:

The Company, in the normal course of business, holds the following types of derivatives at May 31, 2009 that have been designated as hedging instruments under SFAS 133:

Derivative	Risk Being Hedged
Interest rate swap	Variability in cash flows due to interest payments on variable rate debt

Forward foreign exchange contracts	Variability in cash flows due to foreign currency exchange rate fluctuations

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that the cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.

i.	Interest Rate Risk Management: At May 31, 2009, a hedging relationship existed that related to $100.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge under SFAS 133. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from January 28, 2009 through January 28, 2010. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.

ii.	Foreign Currency Risk Management: At May 31, 2009, a hedging relationship existed that related to certain anticipated foreign currency denominated expenses, with an aggregate notional amount outstanding at May 31, 2009 and 2008 of $29.9 million and $0, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges under SFAS 133. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated expenses against foreign currency fluctuations. The anticipated foreign currency denominated expenses being hedged are expected to occur between June 1, 2009 and February 29, 2010.

The following is an analysis of the changes in the net gain on cash flow hedges included in accumulated other comprehensive income (in thousands):

Nine months ended May 31, 2009
Balance, August 31, 2008	$—
Net gain for the period	(394)
Net loss transferred to earnings	(76)

Balance, May 31, 2009	$(470)

At May 31, 2009, the fair value of derivatives that have been designated as hedging instruments under SFAS 133 in the Condensed Consolidated Balance Sheets is as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap	Not applicable	$—	Accrued expense	$252
Forward foreign exchange contracts	Prepaid and other assets	$916	Not applicable	$—

Refer to Note 13 – “Fair Value of Financial Instruments” for further discussion on the fair value measurements related to the forward foreign exchange contracts and interest rate swap.

The effect of derivative instruments designated as cash flow hedges on the Consolidated Statement of Operations for the nine months ended May 31, 2009 is as follows (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) for the Nine months ended May 31, 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Nine months ended May 31, 2009	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Nine months ended May 31, 2009	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(328)	Interest expense	$(76)	Interest expense	$—
Forward foreign exchange contracts	$722	Cost of Revenue	$—	Cost of Revenue	$194

b.	Derivative Instruments Not Designated as Hedges:

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

The aggregate notional amount of the outstanding contracts at May 31, 2009 and 2008 was $808.8 million and $1.6 billion respectively.

At May 31, 2009, the fair value of derivative instruments not designated as hedging instruments in the Condensed Consolidated Balance Sheets is as follows (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133

Forward foreign exchange contracts	Prepaid expenses and other assets	$5,959	Accrued expense	$34,823

Refer to Note 13 – “Fair Value of Financial Instruments” for further discussion on the fair value measurements related to the forward foreign exchange contracts and interest rate swap

The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the Consolidated Statement of Operations for the nine months ended May 31, 2009 is as follows (in thousands):

Derivatives not designated as hedging instruments under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Nine Months ended May 31, 2009
Forward foreign exchange contracts	Cost of revenue	$43,581

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of May 31, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$6,875	$—	$6,875

Liabilities:
Interest rate swap		(252)		(252)
Forward foreign exchange contracts	—	(34,823)	—	(34,823)

Total	$—	$(28,200)	$—	$(28,200)

The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers. At May 31, 2009, the Company recognized a net unrealized loss of approximately $28.9 million on forward foreign exchange contracts which was recorded in the cost of revenue line on the Condensed Consolidated Statement of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.

The Company’s interest rate swap is measured on a recurring basis based on the LIBOR forward rate as quoted by certain financial institutions.

The $300.0 million of 5.875% Senior Notes and $400.0 million of 8.250% Senior Notes outstanding are carried at cost. The estimated fair value of these senior debentures was approximately $291.8 million and $368.0 million at May 31, 2009, respectively, and is based upon non-binding market quotes that are corroborated by observable market data (level 2 criteria).

None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of SFAS 157 are measured at fair value using significant unobservable inputs.

Note 14. New Accounting Pronouncements

a.	Recently Adopted Accounting Pronouncements:

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

b.	Recently Issued Accounting Pronouncements:

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates FASB Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 is effective as of the beginning of an enterprise’s first fiscal year beginning after November 15, 2009, and for interim periods within that first period, with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and is required to be adopted by the Company beginning in the fourth quarter of Fiscal 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R states all assets and liabilities of an acquired business (whether full, partial or step acquisitions) will be recorded at fair value. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. The Company will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends certain provisions of SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141 would also apply the provisions of SFAS 141R. The Company will apply the provisions of SFAS 141R to business combinations with an acquisition date beginning in fiscal year 2010.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on net revenue for the nine months ended May 31, 2009 our largest customers currently include Cisco Systems, Inc., EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp. Inc., Nokia Corporation, Nokia Siemens Networks S.p.A., Pace plc, Research in Motion Limited and Royal Philips Electronics.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the U.S. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.

We manage our business and operations in three divisions – Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”). We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on business sectors such as, aerospace, automotive, computing, defense, industrial, instrumentation, medical, networking, solar, storage and telecommunications businesses. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers.

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues began to stabilize in 2003 and companies generally began, and continue, to turn to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. We believe further growth opportunities exist for our industry to penetrate the worldwide electronics markets. The U.S., Europe and certain countries in Asia, however, are currently in the midst of a period of declining gross domestic product. These economic conditions have had a negative impact on our results of operations due to reduced customer demand which is expected to continue for at least the next several fiscal quarters. Such economic conditions led us to implement the 2009 Restructuring Plan discussed below. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, if any occur, may negatively impact our results of operations.

Summary of Results

Net revenues for the third quarter of fiscal year 2009 decreased approximately 15.3% to $2.6 billion compared to $3.1 billion for the same period of fiscal year 2008 due to decreases in all of our sectors, except for the peripheral sector and the AMS division. These decreases were largely due to the reductions in customer demand resulting from the downturn in the global macro-economic environment in which we operate.

During the second quarter of fiscal year 2009, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce by approximately 3,000 employees in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size our manufacturing facilities to increase the efficiencies of our operations. Based on the analysis completed to date, we currently expect to recognize approximately $64.0 million in pre-tax restructuring and impairment costs and reduce our worldwide headcount by approximately 2,500 employees over the course of fiscal years 2009 and 2010. In addition, we have recorded a valuation allowance of $13.5 million on certain deferred tax assets during the second quarter of fiscal year 2009. The restructuring charges include pre-tax employee severance and termination benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Based on the ongoing assessment of market conditions, it is possible that we may perform additional restructuring activities in the future. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”

The following table sets forth, for the three-month and nine-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net revenue	$2,615,101	$3,088,269	$8,885,010	$9,514,829
Gross profit	$148,589	$210,182	$527,848	$637,801
Operating (loss)/income	$(7,807)	$63,091	$(953,346)	$163,622
Net (loss)/income	$(28,762)	$38,445	$(1,170,719)	$76,401
(Loss)/earnings per share – basic	$(0.14)	$0.19	$(5.66)	$0.37
(Loss)/earnings per share – diluted	$(0.14)	$0.19	$(5.66)	$0.37
Cash dividend per share – declared	$0.07	$0.07	$0.21	$0.21

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31, 2009	February 28, 2009	November 30, 2008	August 31, 2008
Sales cycle	22 days	20 days	24 days	20 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in trade accounts receivable	40 days	36 days	44 days	40 days
Days in inventory	46 days	46 days	46 days	45 days
Days in accounts payable	64 days	62 days	66 days	65 days

The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2009, days in trade accounts receivable increased four days to 40 days from the prior sequential quarter as a result of lower utilization of our accounts receivable securitization program during the quarter. During the three months ended May 31, 2009, days in inventory and inventory turns remained consistent at 46 days and eight turns, respectively, as compared to the prior consecutive quarter. During the three months ended May 31, 2009, days in accounts payable increased two days to 64 days as compared to 62 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. It has been difficult to make predictions and estimates based on our historical experience due to the uncertain economic circumstances present in the macro-economic environment. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. For further discussion of our significant accounting policies, refer to Note 1 – “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. We consistently determine the fair market value of our reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. The use of comparative market multiples (the market approach) allows us to compare ourselves to companies based on valuation multiples to arrive at a fair value. We regularly evaluate our Company and our divisions relative to our competitors and we believe the judgments used to arrive at these comparable companies are reasonable. The use of projected discounted future results (discounted cash flow approach) is based on assumptions that are consistent with our estimates of future growth and the strategic plan used to manage the underlying business and also includes a probability-weighted expectation as to our future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, amongst other considerations. Changes in economic and operating conditions that occur after the annual impairment analysis or an interim impairment analysis, and that impact these assumptions, may result in a future goodwill impairment charge.

Based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets, we concluded that sufficient indicators of impairment existed and, accordingly, performed an interim goodwill impairment analysis, during the first quarter and again in the second quarter of fiscal year 2009.

During the first quarter of fiscal year 2009, we determined that the goodwill related to the Consumer reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of approximately $317.7 million. The income tax expense associated with the preliminary goodwill impairment charge was $4.4 million. This included a tax benefit of $30.6 million for the write-off of tax deductible goodwill and tax expense of $35.0 million resulting from the recognition of a valuation allowance against the deferred tax assets, which related primarily to net operating losses, that we now believe will not be realized.

During the second quarter of fiscal year 2009, and prior to finalizing the preliminary non-cash goodwill impairment charge recorded at November 30, 2008, related to the Consumer reporting unit, we concluded that additional impairment indicators were present. As a result of that analysis, we determined that the goodwill related to the Consumer reporting unit was fully impaired and recorded an additional non-cash goodwill impairment charge of approximately $82.7 million. Further, we also determined that the goodwill related to the EMS reporting unit was impaired and recorded a preliminary non-cash goodwill impairment charge of approximately $622.4 million. The income tax expense associated with the goodwill impairment was $111.8 million for the fiscal quarter ended February 28, 2009. This included a tax benefit of $9.0 million for the write-off of tax deductible goodwill and income tax expense of $120.8 million resulting from the recognition of a valuation allowance against the deferred tax assets that we no longer believe are more likely than not to be realized.

During the third quarter of fiscal year 2009, we finalized the valuation of the tangible and intangible assets and the allocation of fair value to the assets and liabilities of the EMS reporting unit with no additional impairment charges recorded. After recognition of the above non-cash goodwill impairment charge, no goodwill remained with the Consumer and EMS reporting units, respectively.

The non-cash goodwill impairment charge of $1.0 billion for the nine months ended May 31, 2009 did not impact our cash balance or debt covenant compliance.

The impairment evaluation for indefinite-lived intangible assets, which for us is a trade name, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, we evaluated our trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Additionally, we noted that there were no impairment indicators present during the third quarter of fiscal year 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.

We review long-lived assets, including intangible assets subject to amortization, which for us are our contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, we tested our long-lived assets for impairment and determined that there was no impairment. Additionally, no impairment indicators were present during the third quarter of fiscal year 2009.

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

Retirement Benefits

We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 10 – “Retirement Benefits” to the Condensed Consolidated Financial Statements.

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

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements and “Risk Factors – The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in expanded litigation and regulatory proceedings against us and may result in future litigation, which could have a material adverse effect on us.”

Recent Accounting Pronouncements

See Note 14 – “New Accounting Pronouncements” to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	94.3%	93.2%	94.1%	93.3%

Gross profit	5.7%	6.8%	5.9%	6.7%
Operating expenses:
Selling, general and administrative	4.8%	4.1%	4.1%	3.8%
Research and development	0.3%	0.3%	0.2%	0.3%
Amortization of intangibles	0.3%	0.3%	0.3%	0.3%
Restructuring and impairment charges	0.6%	0.1%	0.5%	0.6%
Goodwill impairment charge	0.0%	—	11.5%	—

Operating (loss)/ income	(0.3)%	2.0%	(10.7)%	1.7%

Other expense	0.0%	0.1%	0.1%	0.1%
Interest income	0.0%	(0.1)%	(0.1)%	(0.1)%
Interest expense	0.7%	0.7%	0.7%	0.7%

(Loss)/income before income taxes and minority interest, net of tax	(1.0)%	1.3%	(11.4)%	1.0%
Income tax expense	0.1%	0.1%	1.8%	0.2%
Minority interest, net of tax	0.0%	0.0%	0.0%	0.0%

Net (loss)/income	(1.1)%	1.2%	(13.2)%	0.8%

Net Revenue. Our net revenue for the three months ended May 31, 2009 decreased 15.3% to $2.6 billion, from $3.1 billion for the three months ended May 31, 2008. The decrease for the three months ended May 31, 2009 from the same period of the previous fiscal year was due to decreased sales levels across most of our industry sectors. Specific decreases include a 48% decrease in the sale of other products; a 46% decrease in the sale of display products; a 42% decrease in the sale of automotive products; a 39% decrease in the sale of networking products; a 26% decrease in the sale of computing and storage products; a 25% decrease in the sale of telecom products; a 13% decrease in the sale of instrumentation and medical products; and an 8% decrease in the sale of peripheral products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment. These decreases were partially offset by a 15% increase in the sale of aftermarket services products and a 57% increase in the sale of mobility products predominately related to the production of new products with an existing customer within the sector.

Our net revenue for the nine months ended May 31, 2009 decreased 6.6% to $8.9 billion, from $9.5 billion for the nine months ended May 31, 2008. The decrease for the nine months ended May 31, 2009 from the same period of the previous fiscal year was due to decreased sales levels across most industry sectors. Specific decreases include a 45% decrease in the sale of display products; a 32% decrease in the sale of other products; a 25% decrease in the sale of networking products; a 23% decrease in the sale of automotive products; a 14% decrease in the sale of computing and storage products; a 4% decrease in the sale of telecom products; and a 4% decrease in the sale of instrumentation and medical products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment. These decreases were partially offset by a 6% increase in the sale of peripheral products; a 2% increase in the sale of aftermarket services products; and a 50% increase in the sale of mobility products predominately related to the production of new products with an existing customer within the sector.

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

The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the weakened macro-economic environment; our continuing efforts to rationalize the economic performance of certain sectors, most specifically in the automotive and display sectors; seasonality in our business; and business growth from new and existing customers, including production of new products in the mobility sector.

	Three months ended		Nine months ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
EMS
Automotive	3%	5%	4%	4%
Computing and Storage	11%	13%	11%	13%
Instrumentation and Medical	20%	19%	19%	18%
Networking	16%	22%	16%	21%
Telecommunications	6%	7%	6%	6%
Other	2%	3%	2%	2%

Total EMS	58%	69%	58%	64%

Consumer Electronics
Display	3%	5%	5%	8%
Mobility	21%	11%	19%	12%
Peripherals	11%	10%	12%	11%

Total Consumer Electronics	35%	26%	36%	31%

AMS	7%	5%	6%	5%

Total	100%	100%	100%	100%

Foreign source revenue represented 84.4% and 83.7% of net revenue for the three months and nine months ended May 31, 2009, respectively. This is compared to 78.9% and 80.0% of net revenue for the three months and nine months ended May 31, 2008, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months.

Gross Profit. Gross profit decreased to 5.7% and 5.9% of net revenue for the three months and nine months ended May 31, 2009, respectively, from 6.8% and 6.7% of net revenue for the three months and nine months ended May 31, 2008, respectively. The decrease in gross profit as a percentage of net revenue for the three months and nine months ended May 31, 2009, respectively, versus the same period of fiscal year 2008 was primarily due to our revenues decreasing at a higher rate than certain of our fixed costs as we continue to seek to reduce our costs in order to align with lower demand levels and our excess capacity given current macro-economic conditions.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended May 31, 2009 decreased to $125.4 million (4.8% of net revenue) compared to $126.6 million (4.1%) for the three months ended May 31, 2008. Selling, general and administrative expenses for the nine months ended May 31, 2009 increased to $368.1 million (4.1% of net revenue) compared to $367.6 million (3.8% of net revenue) for the nine months ended May 31, 2008. On an absolute dollar basis, selling general and administrative expenses remained relatively constant between these periods.

Certain of our selling, general and administrative costs are generally necessary to support our business and the need for such support does not immediately change as a result of our revenues increasing or decreasing. On a percentage basis, the increase in selling, general and administrative expenses, therefore, was primarily due to our revenues decreasing at a higher rate than certain of our selling, general and administrative costs as compared to the three months and nine months ended May 31, 2008.

Research and Development. Research and development expenses for the three months and nine months ended May 31, 2009 decreased to $7.2 million (0.3% of net revenue) and $18.6 million (0.2% of net revenue), respectively, from $8.0 million (0.3% of net revenue) and $24.4 million (0.3% of net revenue) for the three and nine months ended May 31, 2008, respectively. The decrease is attributed primarily to the repositioning of certain design resources to lower-cost regions as well as reduced spending in the consumer sectors.

Amortization of Intangibles. We recorded $7.6 million and $23.3 million of amortization of intangible assets for the three months and nine months ended May 31, 2009, respectively, as compared to $9.1 million and $27.6 million for the three months and nine months ended May 31, 2008, respectively. The decrease is primarily attributable to certain intangible assets that became fully amortized since May 31, 2008 and, therefore, for which we are no longer recognizing amortization expense. For additional information regarding purchased intangibles, see Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

Restructuring and Impairment Charges.

a. 2009 Restructuring Plan

In conjunction with the 2009 Restructuring Plan, we currently expect to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $13.5 million on certain deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, we charged $16.1 million and $48.8 million of restructuring and impairment costs during the three months and nine months ended May 31, 2009, respectively, to the Condensed Consolidated Statement of Operations. The restructuring and impairment costs for the three months ended May 31, 2009 include $14.8 million related to employee severance and termination benefit costs, $1.2 million related to fixed asset impairments, and $0.1 million related to other restructuring costs. The restructuring and impairment costs for the nine months ended May 31, 2009 include $42.2 million related to employee severance and termination benefit costs, $0.1 million related to lease commitments, $6.4 million related to fixed asset impairments, and $0.1 million related to other restructuring costs.

The $48.8 million in restructuring and impairment charges related to the 2009 Restructuring Plan incurred through May 31, 2009 includes cash costs totaling $42.4 million, of which $9.7 million was paid in the nine months ended May 31, 2009. The cash costs of $42.4 million consist of employee severance and termination benefit costs of approximately $42.2 million, $0.1 million related to lease commitments, and approximately $0.1 million related to other restructuring costs. Non-cash costs of approximately $6.4 million primarily represent fixed asset impairment charges related to our restructuring activities.

At May 31, 2009, accrued liabilities of approximately $32.2 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $3.0 million is expected to be paid through fiscal year 2011.

Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. We began to realize cost savings of approximately $3.0 million in the third quarter of fiscal year 2009. These quarterly cost savings reflect a reduction in employee expense of $2.5 million, a reduction in depreciation expense of $0.4 million and a reduction in lease commitment costs of $0.1 million.

As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $13.5 million on deferred tax assets as a result of the 2009 Restructuring Plan. The valuation allowances are excluded from the restructuring and impairment charge of $48.8 million for the nine months ended May 31, 2009 as they were recorded through the provision for income taxes on the Condensed Consolidated Statement of Operations.

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

During the three months and nine months ended May 31, 2009, we recorded $0.1 million and $(0.5) million of restructuring and impairment costs, respectively, compared to $3.5 million and $54.5 million of additional restructuring and impairment charges recognized for the three months and nine months ended May 31, 2008, respectively. The restructuring and impairment costs for the three months ended May 31, 2009 include $(0.1) million related to employee severance and termination benefit costs and $0.2 million related to lease commitments. The restructuring and impairment costs for the nine months ended May 31, 2009 include $(1.2) million related to employee severance and termination benefit costs and $0.7 million related to lease commitments.

At May 31, 2009, liabilities of approximately $5.5 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $5.0 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2009 through 2011.

As of May 31, 2009, as a result of the restructuring activities completed through May 31, 2009 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we began to realize the full net annualized cost savings of approximately $39.0 million during the third quarter of fiscal year 2009. For further discussion of the restructuring programs, see Note 7 – “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.

Goodwill Impairment Charge. We recorded a non-cash goodwill impairment charge in the amount of $1.0 billion for the nine months ended May 31, 2009 to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. We performed these impairment tests based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets. The total goodwill impairment charge included $400.4 million in the Consumer reporting segment and $622.4 million in the EMS reporting segment. We did not record a non-cash goodwill impairment charge for the three months ended May 31, 2009. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, however, could result in the need to perform an impairment analysis under SFAS 142 in future periods. For further discussion of goodwill impairment charges recorded, see Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”

Other Expense. We recorded other expense of $0.9 million and $4.2 million for the three months and nine months ended May 31, 2009, respectively, as compared to other expense of $2.0 million and $9.8 million for the three months and nine months ended May 31, 2008, respectively. The decrease in other expense for the three months and nine months ended May 31, 2009 compared to the three months and nine months ended May 31, 2008, was primarily due to the net cash proceeds available at any one time under the North American asset-backed securitization program decreasing from $325.0 million to $280.0 million in May 2008 and subsequently, in May 2009 further decreasing to $250.0 million, as well as decreased interest rates during the period. For further discussion of our North American asset-backed securitization program, see Note 9 – “Accounts Receivable Securitization” to the Condensed Consolidated Financial Statements.

Interest Income. Interest income decreased to $1.1 million and $5.3 million for the three months and nine months ended May 31, 2009, respectively, from $3.1 million and $9.3 million for the three months and nine months ended May 31, 2008, respectively. The decrease was primarily due to lower overall interest rates during the three months and nine months ended May 31, 2009.

Interest Expense. Interest expense decreased to $19.0 million and $62.9 million for the three months and nine months ended May 31, 2009, respectively, from $21.2 million and $70.5 million for the three months and nine months ended May 31, 2008, respectively, primarily due to lower variable interest rates and lower utilization of the foreign asset-backed securitization program during the three months and nine months ended May 31, 2009 as compared to the same periods in fiscal year 2008.

Income Taxes. Income tax expense reflects an effective tax rate of (9.5)% and (15.5)% for the three months and nine months ended May 31, 2009, respectively, as compared to an effective rate of 10.9% and 18.8% for the three months and nine months ended May 31, 2008, respectively. The effective tax rate for the three months and nine months ended May 31, 2009 differs from previous periods due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that are no longer more likely than not to be realized. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2017. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2008 and 2009.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources

At May 31, 2009, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs. The following table sets forth, for the periods indicated, selected consolidated cash flow information (in thousands).

	Nine months ended
	May 31, 2009	May 31, 2008
Net cash provided by operating activities	$387,442	$419,364
Net cash used in investing activities	(227,674)	(265,512)
Net cash (used in)/ provided by financing activities	(177,025)	109,935
Effect of exchange rate changes on cash	13,249	(67,343)

Net (decrease)/increase in cash and cash equivalents	$(4,008)	$196,444

Net cash provided by operating activities for the nine months ended May 31, 2009 was approximately $387.4 million. This consisted primarily of a $1.0 billion non-cash goodwill impairment charge, $218.3 million in non-cash depreciation and amortization expense, a $48.3 million restructuring and impairment charge, a decrease of $266.6 million in trade accounts receivable, a $248.4 million decrease in inventories, a change in deferred income taxes of $107.3 million principally related to valuation allowances recorded against certain deferred tax assets and certain other items of net cash provided by operating activities offset by a $1.2 billion net loss and a decrease in accounts payable and accrued expenses of $394.2 million. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments during the first nine months of fiscal year 2009. The decrease in accounts receivable was predominately attributable to a reduction in sales levels and focused efforts to improve cash collections that was partially offset by reduced utilization of our securitization program. The decrease in inventories was primarily due to focused efforts during the second quarter and third quarter of fiscal year 2009 to reduce inventory levels to better align with current customer demand.

Net cash used in investing activities for the nine months ended May 31, 2009 was $227.7 million. This consisted primarily of capital expenditures of $235.2 million for investments in information technology infrastructure and capacity to support the ongoing production of new programs within the mobility sector and $1.1 million for cash payments related to recent business acquisitions. These expenditures were offset by $8.6 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for the nine months ended May 31, 2009 was $177.0 million. This resulted from our receipt of approximately $3.0 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.7 billion of borrowings under the revolving portion of the Credit Facility and $179.7 million of borrowings under our short-term Indian working capital facilities. This was offset by repayments in an aggregate amount of $3.2 billion during the nine months ended May 31, 2009, which primarily included $2.7 billion toward repayment of borrowings under the revolving portion of the Credit Facility and $214.6 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition we paid $44.6 million of dividends to stockholders during the nine months ended May 31, 2009.

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the Securities and Exchange Commission (the “SEC”) registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources.

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million and extended the program until March 17, 2010. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements, as amended. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The investors and the securitization conduit have no recourse to our assets for failure of debtors to pay when due. At May 31, 2009, we had sold $314.9 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $112.9 million and retained an interest in the receivables of approximately $202.0 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.9 million and $4.2 million during the three months and nine months ended May 31, 2009, respectively, and $2.0 million and $9.8 million for the three months and nine months ended May 31, 2008, respectively, which are recorded as other expense on the Condensed Consolidated Statement of Operations.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Condensed Consolidated Statement of Operations in the period of the sale. The factoring agreement expired in April 2009 and was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At May 31, 2009, we had sold $16.8 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $16.7 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $25.3 thousand and $130.0 thousand for the three months and nine months ended May 31, 2009, respectively, and $67.7 thousand and $190.0 thousand for the three months and nine months ended May 31, 2008, respectively.

Notes payable, long-term debt and long-term lease obligations outstanding at May 31, 2009 and August 31, 2008 are summarized below (in thousands).

	May 31, 2009	August 31, 2008
5.875% Senior Notes due 2010 (a)	$298,937	$298,198
8.250% Senior Notes due 2018 (b)	396,663	396,377
Short-term factoring debt (c)	—	617
Borrowings under credit facilities (d)	21,461	55,579
Borrowings under loans (e)	401,553	423,064
Jabil/TGP debt obligations (f)	5,927	24,583
Securitization program obligations (g)	95,877	170,975
Miscellaneous borrowings	8	17

Total notes payable, long-term debt and long-term lease obligations	$1,220,426	$1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	156,259	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,064,167	$1,099,473

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes were offered pursuant to our “shelf” registration statement. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements.

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps are accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheets. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Operations during the three months ended May 31, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Condensed Consolidated Balance Sheets. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Condensed Consolidated Statement of Operations. The effective portion of the swaps remaining on our Condensed Consolidated Balance Sheets will be amortized to interest expense on the Condensed Consolidated Statement of Operations over the life of the 8.250% Senior Notes.

(c)	During the fourth quarter of fiscal year 2007, we entered into an agreement with an unrelated third party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreement, we transfer ownership of eligible trade accounts receivable to the third party purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in our Condensed Consolidated Balance Sheets until the cash is received by the purchaser from our customer for the trade accounts receivable. We did not have a liability outstanding on our Condensed Consolidated Balance Sheets at May 31, 2009 related to cash that we have received from the purchaser for specific trade accounts receivable, but for which our customer has not remitted payment yet.

(d)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees, as well as U.S. dollars. At May 31, 2009, these credit facilities incur interest at both fixed and variable rates ranging from 3.1% to 5.7% and range in outstanding amounts from $3.0 million to $18.5 million.

(e)	During the second quarter of fiscal year 2007, we entered into a three-year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At May 31, 2009, $3.4 million is outstanding under this loan agreement.

During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.5 million based on currency exchange rates at May 31, 2009.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At May 31, 2009, borrowings of 5.8 million Euros (approximately $8.2 million based on currency exchange rates at May 31, 2009) were outstanding under the construction loan.

During the fourth quarter of fiscal year 2007, we entered into the five-year revolving Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During the third quarter of fiscal year 2009, we borrowed $920.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the third quarter. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $380.0 million remains outstanding at May 31, 2009.

In addition to the loans described above, at May 31, 2009 we have additional loans outstanding to fund working capital needs. These additional loans total approximately $1.5 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short term on the Condensed Consolidated Balance Sheets.

(f)	Through the acquisition of Green Point we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At May 31, 2009, approximately $5.9 million of debt is outstanding under these short term mortgage and credit facilities, with current interest rates ranging from 2.2% to 2.4%. At May 31, 2009, approximately $0.4 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. At May 31, 2009, approximately $0.1 million of long term debt is outstanding and is classified as long term on the Condensed Consolidated Balance Sheets. The long term debt amount represents a credit facility outstanding and denominated in New Taiwan dollars which will mature in fiscal year 2011 and incurs interest at a rate that fluctuates based upon changes in various base rate interest rates.

(g)	On April 7, 2008, we entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The foreign securitization program expires on March 18, 2010. At May 31, 2009, we had $95.9 million of debt outstanding under the program. In addition, we incurred interest expense at a variable rate of approximately 0.51% plus a fixed spread during the three months ended May 31, 2009 in our Condensed Consolidated Statement of Operations.

At May 31, 2009, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our asset-backed securitization programs.

At May 31, 2009 and August 31, 2008, we were in compliance with all Restrictive Financial Covenants under the Credit Facility and our securitization programs.

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

We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $150.0 million to $250.0 million, principally for machinery and equipment and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months.

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

In April 2009, our Board of Directors authorized us to retire up to all $300.0 million of our 5.875% Senior Notes through (i) privately negotiated transactions at such terms and prices as may be negotiated; (ii) a cash tender offer to all holders of our 5.875% Senior Notes to purchase any and all of our 5.875% Senior Notes; or (iii) some combination of (i) and (ii). As of the date of filing this Quarterly Report on Form 10-Q, we have not retired any of our 5.875% Senior Notes.

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements estimated future benefit plan payments and capital commitments as of May 31, 2009 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,220,426	$156,259	$347,504	$320,000	$396,663
Future interest on notes payable and long-term debt	331,292	57,244	79,820	67,453	126,775
Operating lease obligations	222,479	53,676	70,208	49,355	49,240
Estimated future benefit plan payments	72,323	5,527	10,884	16,958	38,954
Capital commitments (a)	—	—	—	—	—

Total contractual cash obligations (b)	$1,846,520	$272,706	$508,416	$453,766	$611,632

(a)	During the first fiscal quarter of 2009, the Company committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, the Company has invested $2.0 million at May 31, 2009. The remaining commitment of $8.0 million is callable over the next five years by the general partner. As the timing of capital calls have no specified dates, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.
(b)	At May 31, 2009, we have $2.6 million recorded as a current liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $85.6 million has not been included in the contractual obligations table.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at their respective fair market values in accordance with SFAS 133. Except for certain foreign currency contracts, with a notional amount outstanding at May 31, 2009 of $29.9 million and a fair value of $0.9 million, which are recorded in prepaid and other current assets at May 31, 2009, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded in the Condensed Consolidated Statement of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2009 that do not qualify as accounting hedges was $808.8 million. The fair value of these contracts amounted to a $6.0 million asset recorded in prepaid and other current assets and a $34.8 million liability recorded in accrued expenses on the Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at May 31, 2009. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue on the Condensed Consolidated Statement of Operations. The forward contracts are denominated in British pounds, Chinese yuan renminbi, Euro dollars, Hungarian forints, Japanese yen, Malaysian ringgits, Mexican pesos, Singapore dollars, Taiwanese dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2009, there were no significant outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $506.2 million in borrowings outstanding under these facilities at May 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

In the second quarter of fiscal year 2009, we entered into an interest rate swap related to $100.0 million of our variable rate debt. The swap is accounted for as a cash flow hedge under SFAS 133. The interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from January 28, 2009 through January 28, 2010. Under the terms of the swap, we will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.

Item 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2009, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended May 31, 2009, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

On October 17, 2007, we entered into an agreement to acquire certain manufacturing operations of NSN. The scope of our evaluation of internal control over financial reporting as of May 31, 2009 did not include the internal control over financial reporting of the acquired operations of NSN. NSN is included in our condensed consolidated financial statements beginning in November 2007. As part of our integration of NSN, we continue to evaluate NSN’s internal control over financial reporting and address controls that we note need improvement. From the date that we purchased the manufacturing operations of NSN to May 31, 2009, the processes and systems of NSN’s acquired operations were discrete and did not significantly impact our internal control over financial reporting.

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

We have been involved in certain ongoing litigation matters and have received a subpoena from a U.S. attorney’s office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices. These matters are more fully described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and Note 6 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

In addition, we are party to certain other lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A:	Risk Factors

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

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

For the nine months ended May 31, 2009, our five largest customers accounted for approximately 43% of our net revenue and 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the downturn in the technology sector. Another significant decline has recently occurred as consumers and businesses have postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations during fiscal year 2009, and continue to have a negative impact, due to reduced customer demand. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity and are expected to continue to have a negative impact on our operations over at least the next several fiscal quarters. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.

Certain of the industries to which we provide services, including the automobile industry, have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We face certain risks in collecting our trade accounts receivable.”

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

Our customers face numerous competitive challenges, such as decreasing demand from their customers, rapid technological change and short life cycles for their products, which may materially adversely affect their business and ours.

Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	recessionary periods in our customers’ markets;

•	our customers’ inability to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

•	our customers’ inability to develop and market their products, some of which are new and untested;

•	our customers’ products becoming obsolete;

•	our customers’ products failing to gain widespread commercial acceptance;

•	competition among our customers and their respective competitors increasing, which may result in a loss of business, or a reduction in pricing power, for our customers; and

•	new product offerings by our customers’ competitors proving to be more successful than our customers’ product offerings.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past, including the most recent several fiscal quarters, and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of manufacturing an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our receipt of revenue and earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or excess costs in the ramping process may have a significant adverse effect on our cash flows.

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

There has been a continuing erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The recent economic conditions have had a negative impact on our results of operations during fiscal year 2009 due to reduced customer demand which is expected to continue for the next several fiscal quarters. If these economic conditions continue to persist or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. In addition, these economic conditions significantly impair our visibility of customer demand.

These economic conditions could negatively impact our ability to effectively manage inventory levels and collect receivables, and increase our need for cash, and have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above and those described elsewhere in this Quarterly Report on Form 10-Q.

The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

The credit market turmoil could negatively impact: the counterparties to our interest rate swap agreements, forward exchange contracts and securitization programs; our lenders under the Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as repay, renew or refinance the $300.0 million outstanding under our 5.875% Senior Notes due July 15, 2010, our $250.0 million U.S. asset-backed securitization program expiring on March 17, 2010 or our $200.0 million foreign asset-backed securitization program expiring on March 18, 2010 the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our products; and a decrease in demand for our customers’ products.

We are exposed to intangible asset risk; specifically, our goodwill may become further impaired.

We determined that goodwill related to the Consumer and EMS reporting units was impaired and recorded a non-cash goodwill impairment charge of $400.4 million for the Consumer reporting unit and a non-cash goodwill impairment charge of $622.4 million for the EMS reporting unit for the nine months ended May 31, 2009, respectively. We recorded impairment charges associated with goodwill for the Consumer reporting unit during the first and second quarters of fiscal year 2009. Additionally, we recorded an impairment charge for the EMS reporting unit based on a preliminary assessment which was determined in the second quarter of fiscal year 2009 and which was finalized in the third quarter of fiscal year 2009. At May 31, 2009, there was no goodwill recorded on the Condensed Consolidated Balance Sheets related to the Consumer or EMS reporting units and $23.7 million of goodwill recorded on the Condensed Consolidated Balance Sheets related to the AMS reporting unit. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under SFAS 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 8 – “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”

The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in litigation and regulatory inquiries and may result in future litigation, which could have a material adverse effect on us.

As described in Part I, Item 3 – “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (as updated in Part II, Item 1 – “Legal Proceedings” of the Quarterly Reports on Form 10-Q that we filed for our fiscal quarters ended November 30, 2008 and February 28, 2009), we are involved in a putative shareholder class action in connection with certain historical stock option grants.

On May 3, 2006, in response to shareholder derivative actions that were filed in connection with certain historical stock option grants (which have since been settled and are no longer pending), the Board of Directors established an independent special Board Committee (the “Special Committee”) to conduct a review of the allegations of such actions and, more generally, our historical stock option granting practices during fiscal years 1996 through 2006. We cooperated fully with the Special Committee. The Special Committee concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions.

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

In May 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. Such information was subsequently provided and we did not hear further from such U.S. Attorney’s office. In addition, on May 2, 2006, the Company was notified by the Staff of the SEC of an informal inquiry concerning the Company’s stock option grant practices. The Company and its officers and directors fully cooperated with the SEC in the SEC’s inquiry and, as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008, the Company received a letter from the SEC Division of Enforcement advising that the Division had completed its investigation and did not intend to recommend that the SEC take any enforcement action. We cannot, however, provide any assurances that the SEC will not re-open its informal inquiry. The investigations of the U.S. Attorney’s office and the SEC (if it re-opens its informal inquiry) may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations. We cannot provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.

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

We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations, significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:

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

We derived 84.4% and 83.7% of net revenue from international operations for the three months and nine months ended May 31, 2009, compared to 78.9% and 80.0% for the three months and nine months ended May 31, 2008. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months. We currently operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sao Paulo and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Chennai, Pune and Ranjangaon, India; Dublin, Ireland; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Ayr and Livingston, Scotland; Singapore City, Singapore; Taichung and Taipei, Taiwan; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	health concerns (such as the recent swine flu outbreaks) and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses; and

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction.

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

We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions (particularly in locations outside of the U.S.)), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent, and the speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the global recession impacts local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.

Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor products. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. Finally, the financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

Our customers are becoming increasingly concerned with environmental issues, such as waste management (including recycling) and climate change (including reducing carbon outputs), and are increasingly expecting suppliers such as us to be similarly concerned and vigilant. Such customer demands may grow and require increased investments of time and resources to attract and retain customers.

Certain of our existing stockholders have significant control.

At May 31, 2009, our executive officers, directors and certain of their family members collectively beneficially owned 13.2% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.6%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

As of May 31, 2009, our debt obligations on the Condensed Consolidated Balance Sheets consisted of $400.0 million under our 8.250% Senior Notes, $300.0 million under our 5.875% Senior Notes and $380.0 million outstanding under the term portion of our Credit Facility. As of May 31, 2009, there was $144.8 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for further details.

As of May 31, 2009, we have the ability to borrow up to $800.0 million under the revolving credit portion of our Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which is likely rising due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, on January 14, 2009, one of our customers, Nortel Networks, filed a petition for reorganization under bankruptcy law. In addition, on May 28, 2009, another of our customers, Visteon Corporation, filed a petition for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both Nortel’s and Visteon’s bankruptcy filings and as a result have recorded a provision of allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful accounts receivables was $18.4 million as of May 31, 2009 (which represented approximately 2% of our gross trade accounts receivable balance) and $10.1 million as of August 31, 2008 (which represented approximately 1% of our gross trade accounts receivable balance).

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

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, solar panel assembly, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, are currently contemplating changes in their laws, regulations and rules. Any such future changes, especially from the SEC or NYSE, may cause our legal and financial accounting costs to increase.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm, KPMG LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2008. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue a qualified report. A qualified opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2009 – March 31, 2009	—	$—	—	—
April 1, 2009 – April 30, 2009	84,997	$7.33	—	—
May 1, 2009 – May 31, 2009	—	$—	—	—

Total	84,997	$7.33	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5:	OTHER INFORMATION

None.

Item 6:	EXHIBITS

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(6)	—	Form of 8.250% Senior Notes issued on January 16, 2008.

4.6(6)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated January 16, 2008.

4.8(6)	—	Registration Rights Agreement dated January 16, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on January 16, 2008.

4.9(7)	—	Form of 8.250% Senior Notes issued on May 19, 2008.

4.10(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated May 19, 2008.

4.11(7)	—	Registration Rights Agreement dated May 19, 2008, by and among the Registrant and the representatives of the initial purchasers of the 8.250% Senior Notes issued on May 19, 2008.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).
(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on May 20, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc.
Registrant

Date July 6, 2009	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: July 6, 2009	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.