Form 10-K
period 2009-08-31
JABIL CIRCUIT INC
filed 2009-10-22
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-14063
JABIL CIRCUIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-1886260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (727) 577-9749
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share Series A Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2009 was approximately $0.8 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 12, 2009, was 214,186,917. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on January 21, 2010 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.
2009 FORM 10-K ANNUAL REPORT

     References in this report to “the Company”, “Jabil”, “we”, “our”, or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:
•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base, and the potential movement by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

•	availability of components;

•	our dependence on certain industries;

•	our production levels are subject to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally;

•	our ability to successfully negotiate definitive agreements and consummate acquisitions, and to integrate operations following the consummation of acquisitions;

•	our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	the results of litigation related to our past stock option grants and any ramifications thereof;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.
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
The Company
     We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability technologies. Based on revenue, net of estimated product return costs, (“net revenue”) for the fiscal year ended August 31, 2009 our largest customers currently include Cisco Systems, Inc., EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Nokia Corporation, Nokia Siemens Networks S.p.A., Pace plc, Research in Motion Limited and Royal Philips Electronics. For the fiscal year ended August 31, 2009, we had net revenues of approximately $11.7 billion and a net loss of approximately $1.2 billion (which included a non-cash goodwill impairment charge of $1.0 billion for the fiscal year ended August 31, 2009).
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
     We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow our customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.
     We manage our business and operations in three divisions – Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”). We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on business sectors such as aerospace, automotive, computing, defense, industrial instrumentation, medical, networking, solar, storage and telecommunications businesses. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers.
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

Industry Background
     The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies turned to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. After several years of growth, our net revenues for fiscal year 2009 declined by approximately 8.6% to $11.7 billion as compared to $12.8 billion for fiscal year 2008. This decline was largely the result of a deteriorating macro-economic environment within this past year which resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. Though significant uncertainty remains regarding the extent and timing of the economic recovery, we are beginning to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are starting to have a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Such economic conditions led us to implement the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements for further discussion of the 2009 Restructuring Plan. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, may negatively impact our results of operations. Over the longer term, factors driving companies to favor outsourcing include:
•	Reduced Product Cost. Manufacturing service providers are able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

•	Accelerated Product Time-to-Market and Time-to-Volume. Manufacturing service providers are often able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. Providers are also able to more rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•	Access to Advanced Design and Manufacturing Technologies. Customers gain access to additional advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to-market and manufacturability of their products.

•	Improved Inventory Management and Purchasing Power. Manufacturing service providers are able to manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.

•	Reduced Capital Investment in Manufacturing. Companies are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing and research and development (“R&D”). This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.
Our Strategy
     We are focused on expanding our position as one of the leading providers of worldwide electronics design, production, product management and aftermarket services. To achieve this objective, we continue to pursue the following strategies:
•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the past several years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Each of our business units is dedicated to one customer and operates with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design and Aftermarket Services. We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers by allowing them the flexibility to utilize complementary design services to achieve improvements in performance, cost, time-to-market and manufacturability, as well as to help develop relationships with new customers. We also offer aftermarket services from strategic hub locations. Our aftermarket service centers allow us to provide service to our customers’ products following completion of the traditional manufacturing and fulfillment process.

•	Pursue Selective Acquisition Opportunities. While some of our customers have recently moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, we believe that the longer-term, stronger trend has been for companies to divest internal manufacturing operations to manufacturing providers such as Jabil. In many of these situations, companies enter into a customer relationship with the manufacturing provider that acquires the operations. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations, but also pursuing manufacturing, aftermarket services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our geographic footprint and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors — We may not achieve expected profitability from our acquisitions.”
Our Approach to Manufacturing
     In order to achieve high levels of manufacturing performance, we have adopted the following approaches:
•	Business Units. Each of our business units is dedicated to one customer and is empowered to formulate strategies tailored to individual customer needs. Each business unit has dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate worldwide financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority (within high-level parameters set by executive management) to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials

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
     Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Beijing and Shanghai, China; Colorado Springs, Colorado; St. Petersburg, Florida; Jena, Germany; Tokyo, Japan; Auburn Hills, Michigan; and Hsinchu, Taichung and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise.”
     We are exposed to different or greater potential liabilities from our design services than those we face from our regular manufacturing services. See “Risk Factors — Our design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.”
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

     Our aftermarket service centers are located in: Shanghai, Suzhou, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Louisville, Kentucky; Penang, Malaysia; Chihuahua and Reynosa, Mexico; Amsterdam, The Netherlands; Bydgozcz, Poland; Memphis, Tennessee; and Round Rock and McAllen, Texas.
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
Research and Development
     To meet our customers’ increasingly sophisticated needs, we continually engage in research and product design activities. These activities include electronic design, mechanical design, software design, system level design, product validation, and other design related activities necessary to manufacture our customers’ products in the most cost-effective and reliable manner. We are engaged in advanced research and platform designs for products including: cell phone products, wireless and broadband access products, server and storage products, set-top and digital home products, optical projection, and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2009, 2008 and 2007, we expended $27.3 million, $33.0 million and $36.4 million, respectively, on R&D activities.
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
Customers and Marketing
     Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with the size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. A small number of customers and significant industry sectors have historically comprised a major portion of our net revenue. The table below sets forth the respective portion of net revenue for the applicable period attributable to our customers who individually accounted for approximately 10% or more of our net revenue in any respective period:

	Fiscal Year Ended August 31,
	2009	2008	2007
Cisco Systems, Inc.	13%	16%	15%
Research in Motion Limited	12%	*	*
Nokia Corporation	*	*	13%
Hewlett-Packard Company	*	11%	*

*	less than 10% of net revenue

     Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Fiscal Year Ended August 31,
	2009	2008	2007
EMS
Automotive	3%	4%	5%
Computing and storage	11%	13%	11%
Instrumentation and medical	19%	18%	19%
Networking	17%	21%	20%
Telecommunications	6%	6%	5%
Other	2%	2%	2%

Total EMS	58%	64%	62%

Consumer
Display	4%	7%	8%
Mobility	20%	12%	16%
Peripherals	12%	12%	10%

Total Consumer	36%	31%	34%

Total AMS	6%	5%	4%

Total	100%	100%	100%

     In fiscal year 2009, our five largest customers accounted for approximately 43% of our net revenue and 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors — Consolidation in industries that utilize electronics components may adversely affect our business” and Note 13 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
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
     On September 24, 2009, we entered into an agreement with an unrelated third-party to sell the operations of Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe. Pending country-specific regulatory approvals and other closing conditions, we expect to finalize this transaction in the first quarter of fiscal year 2010 and currently anticipate recognizing an estimated loss on disposal in our Consolidated Statement of Operations of approximately $15.0 to $25.0 million, including approximately $4.0 million in transaction related fees to be settled in cash.
International Operations
     A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing, design and/or aftermarket service facilities in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Ukraine and Vietnam.
     Our European facilities provide European and multinational customers with design, manufacturing and aftermarket services to satisfy their local market consumption requirements.
     Our Asian facilities enable us to provide local manufacturing and design services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

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
Competition
     Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, recent consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us.
     We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. Recently, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     We may be operating at a cost disadvantage compared to competitors who: (i) have greater direct buying power from component suppliers, distributors and raw material suppliers; (ii) have lower cost structures as a result of their geographic location or the services they provide or (iii) are willing to make sales or provide services at lower margins than us. As a result, competitors may procure a competitive advantage and obtain business from our customers. In addition, our manufacturing processes are generally not subject to significant proprietary protection. Also, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and/or improved pricing. Any of these developments could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression or loss of market share. See “Risk Factors — We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.”
Backlog
     Our order backlog at August 31, 2009 was valued at approximately $2.2 billion, compared to approximately $3.7 billion at August 31, 2008. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity.”
Seasonality
     Production levels for our Consumer division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer products during the holiday selling season.
Components Procurement
     We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages may substantially curtail production of assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, particularly of semiconductor products. Such shortages have produced insignificant levels of short-term interruption of our operations, but we cannot assure you that such shortages, if any, will not have a material adverse effect on our results of operations in the future. In order to reduce their expenses during the current recessionary conditions, a number of our customers and other companies in the industries that we serve have allowed their inventories to decrease significantly over the past several quarters. If, in preparation for increased demand from their customers, these businesses increase their orders in an attempt to replenish their inventories, the result could be significant industry-wide shortages of electronic components. See “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”
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
Employees
     As of October 12, 2009 and October 13, 2008, we had approximately 61,000 full-time employees. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.
Geographic Information
     The information regarding net revenue and long-lived assets set forth in Note 13 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.
Environmental
     We are subject to a variety of federal, state, local and foreign environmental, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those requiring design changes or conformity assessments or those relating to the recycling of products we manufacture. If we fail to comply with any present and future regulations, we could become subject to future liabilities, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our procurement and inventory management activities. See “Risk Factors — Compliance or the failure to comply with current and future environmental, product stewardship and producer responsibility laws or regulations could cause us significant expense.”
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

Forbes I.J. Alexander (age 49) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, formerly Dundee College of Technology, Scotland.
Sergio Cadavid (age 53) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Mr. Cadavid was Assistant Treasurer — Director Global Enterprise Risk Management for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens — Illinois, Inc. in 1988 and held various financial positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.
Meheryar “Mike” Dastoor (age 44) was named Controller in June 2004. Mr. Dastoor joined Jabil in 2000 as Regional Controller — Asia Pacific. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.
John Lovato (age 49) was named Executive Vice President, Chief Executive Officer, Consumer Division in September 2007. Mr. Lovato joined Jabil in 1990 as Business Unit Manager, and has also served as General Manager of Jabil’s California operation. Mr. Lovato was named Vice President, Global Business Units in 1999 and then Senior Vice President, Business Development in November 2002. Most recently Mr. Lovato served as Senior Vice President, Europe from September 2004 to September 2007. Before joining Jabil, Mr. Lovato held various positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.
Timothy L. Main (age 52) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. He holds a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).
Mark Mondello (age 45) was promoted to Chief Operating Officer in November 2002. Mr. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mr. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mr. Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.
William D. Muir, Jr. (age 41) was named Executive Vice President, Chief Executive Officer, EMS Division in September 2007. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001 and was named Vice President, Global Business Units in November 2002. Mr. Muir recently served as Senior Vice President, Regional President — Asia from September 2004 to September 2007. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.
Robert L. Paver (age 53) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Mr. Paver was a partner with the law firm of Holland & Knight in St. Petersburg, Florida. Mr. Paver served as an adjunct professor of law at Stetson University College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

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
     The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our Consumer division and the automotive industry sector of our EMS division are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.
     For the fiscal year ended August 31, 2009, our five largest customers accounted for approximately 43% of our net revenue and our top 50 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     Our industry’s revenue declined in mid-2001 as a result of significant cut backs in customer production requirements, which was consistent with the downturn in the technology sector. Another significant decline has recently occurred as consumers and businesses have postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations during fiscal year 2009, and may continue to have a negative impact. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity and are expected to continue to have a negative impact on our operations over at least the next several fiscal quarters. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
     Certain of the industries to which we provide services, including the automobile industry, have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — We face certain risks in collecting our trade accounts receivable.”
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
     Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:
•	recessionary periods in our customers’ markets;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which result in short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products may become obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.
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
     In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of manufacturing an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or excess costs in the ramping process may have a significant adverse effect on our cash flows.
Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.
     Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers have previously cancelled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value.
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
     Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, consolidation in our industry results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:
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
     There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. The recent economic conditions have had a negative impact on our results of operations during fiscal year 2009 due to reduced customer demand. Though we are starting to see signs of an economic stabilization, if such stabilization and subsequent recovery do not occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions could negatively impact our visibility of customer demand, our ability to effectively manage inventory levels and collect receivables, and increase our need for cash, and have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.
The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.
     The credit market turmoil could negatively impact the counterparties to our interest rate swap agreements, forward exchange contracts and securitization programs; our lenders under the Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $250.0 million U.S. asset-backed securitization program expiring on March 17, 2010 or our $200.0 million foreign asset-backed securitization program expiring on March 18, 2010, the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our products; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.
We are exposed to intangible asset risk; specifically, our goodwill may become further impaired.
     We determined that goodwill related to the Consumer and EMS reporting units was impaired and recorded a non-cash goodwill impairment charge of $400.4 million for the Consumer reporting unit and a non-cash goodwill impairment charge of $622.4 million for the EMS reporting unit for the fiscal year ended August 31, 2009, respectively. We recorded impairment charges associated with goodwill for the Consumer reporting unit during the first and second quarters of fiscal year 2009. Additionally, we recorded an impairment charge for the EMS reporting unit based on a preliminary assessment which was determined in the second quarter of fiscal year 2009 and which was finalized in the third quarter of fiscal year 2009. At August 31, 2009, there was no goodwill recorded on the Consolidated Balance Sheets related to the Consumer or EMS reporting units and $25.1 million of goodwill recorded on the Consolidated Balance Sheets related to the AMS reporting unit. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis under SFAS 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”
The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Consolidated Financial Statements have resulted in litigation and regulatory inquiries and may result in future litigation, which could have a material adverse effect on us.
     As described in Part I, Item 3 – “Legal Proceedings,” we are involved in a putative shareholder class action in connection with certain historical stock option grants.
     On May 3, 2006, in response to shareholder derivative actions that were filed in connection with certain historical stock option grants (which have since been settled and are no longer pending), the Board of Directors established an independent special Board Committee (the “Special Committee “) to conduct a review of the allegations of such actions and, more generally, our historical stock option granting practices during fiscal years 1996 through 2006. We cooperated fully with the Special Committee. The Special Committee concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions.
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
     In May 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. Such information was subsequently provided and we did not hear further from such U.S. Attorney’s office. In addition, on May 2, 2006, the Company was notified by the Staff of the SEC of an informal inquiry concerning the Company’s stock option grant practices. The Company and its officers and directors fully cooperated with the SEC in the SEC’s inquiry, and as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008, the Company received a letter from the SEC Division of Enforcement advising that the Division had completed its investigation and did not intend to recommend that the SEC take any enforcement action. We cannot, however, provide any assurances that the SEC will not re-open its informal inquiry. The investigations of the U.S. Attorney’s office and the SEC (if it re-opens its informal inquiry) may look at the accuracy of the stated dates of our historical option grants, our disclosures regarding executive compensation, whether all proper corporate and other procedures were followed, whether our historical financial statements are materially accurate and other issues. We cannot predict the outcome of those investigations. We cannot provide assurances that such investigations will not find inappropriate activity in connection with our historical stock option practices or result in further revising of our historical accounting associated with such stock option grant practices.
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
     We derived 83.8% of net revenue from international operations in fiscal year 2009 compared to 79.6% in fiscal year 2008. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months. At August 31, 2009, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Lunel and Meung-sur-Loire, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	health concerns (such as the recent swine flu outbreaks) and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
     Over the past few years, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.
     We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements for further details. If we incur restructuring charges related to the 2006 Restructuring Plan, the 2009 Restructuring Plan, or both, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.
     We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent, and the speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the global recession impacts local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.
We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.
     Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor products. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. Finally, the financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement”.

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
Our regular manufacturing processes and services may result in exposure to intellectual property infringement and other claims.
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
     We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we also continue to offer design services related to collaborative design manufacturing and turnkey solutions (including end-user products and components as products). Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. Our design services business increases our exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or processes we use infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products. Particularly, no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may even have the responsibility to ensure that products we design satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.
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
     We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites, excluding the sites we acquired in the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition transaction, and in our corporate location. We are in the process of installing this system in certain of our remaining plants, including certain Green Point sites, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.
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
     We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. taxes U.S. based multinational companies). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, or changes in local tax rates. For example, China enacted a new unified enterprise income tax law, effective January 1, 2008, which will result in a higher tax rate on operations in China as the rate increase is phased in over several years.
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
Our credit rating may be downgraded.
     Our credit is rated by credit rating agencies. Our 5.875% Senior Notes, 7.750% Senior Notes and our 8.250% Senior Notes are currently rated BB+ by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by all three rating agencies. S&P’s rating downgrade in April 2008, along with those by Fitch in October 2007 and Moody’s in February 2007, and any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; may increase our interest payments under existing debt agreements; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Credit Facility and certain of our other borrowings.
Our amount of debt could significantly increase in the future.
     As of August 31, 2009, our debt obligations on the Consolidated Balance Sheets consisted of $5.1 million under our 5.875% Senior Notes, $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $360.0 million outstanding under the term portion of our Credit Facility. As of August 31, 2009, there was $172.5 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for further details.
     As of August 31, 2009, we have the ability to borrow up to $800.0 million under the revolving credit portion of the Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.
     Should we desire to consummate significant additional acquisition opportunities, undertake significant additional expansion activities or make substantial investments in our infrastructure, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable.

     An increase in the level of our indebtedness, among other things, could:
•	make it difficult for us to obtain any necessary financing in the future for other acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business;

•	make us more vulnerable in the event of a downturn in our business; and

•	impact certain financial covenants that we are subject to in connection with our debt and securitization programs, including, among others, the maximum ratio of debt to consolidated EBITDA (as defined in our debt agreements and securitization programs).
     There can be no assurance that we will be able to meet future debt service obligations.
We are subject to risks of currency fluctuations and related hedging operations.
     A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and other foreign currency obligations. Based on our calculations and current forecasts, we believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
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
     We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which could be rising due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, on January 14, 2009 and May 28, 2009, two of our customers each filed a petition for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful accounts receivables was $15.5 million as of August 31, 2009 (which represented approximately 1% of our gross trade accounts receivable balance) and $10.1 million as of August 31, 2008 (which represented less than 1% of our gross trade accounts receivable balance).
Certain of our existing stockholders have significant control.
     At August 31, 2009, our executive officers, directors and certain of their family members collectively beneficially owned 12.7% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.5%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

Our stock price may be volatile; and further decreases in our stock price, among other factors, may lead to further impairment of goodwill.
     Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.
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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2010 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm, KPMG LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2009. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.
     In addition, we have spent a significant amount of resources in complying with Section 404’s requirements. For the foreseeable future, we will likely continue to spend substantial amounts complying with Section 404’s requirements, as well as improving and enhancing our internal control over financial reporting.
There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.
     The condensed consolidated and consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.
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
Item 1B. Unresolved Staff Comments
     We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2009 fiscal year and that remain unresolved.

Item 2. Properties
     We have manufacturing, aftermarket services, design and support operations located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Ukraine, Vietnam and the U.S. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2009:

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use
Auburn Hills, Michigan	207,000	Owned	Manufacturing, Design
Auburn Hills, Michigan	19,000	Leased	Support
Belo Horizonte, Brazil	298,000	Leased	Manufacturing
Billerica, Massachusetts (1)	503,000	Leased	Prototype Manufacturing
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, Aftermarket
Chihuahua, Mexico	168,000	Leased	Manufacturing
Colorado Springs, Colorado	4,000	Leased	Design
Guadalajara, Mexico	363,000	Owned	Manufacturing
Guadalajara, Mexico	210,000	Leased	Manufacturing
Louisville, Kentucky	140,000	Leased	Aftermarket
McAllen, Texas	211,000	Leased	Aftermarket
Manaus, Brazil	155,000	Leased	Manufacturing
Memphis, Tennessee	1,196,000	Leased	Manufacturing, Aftermarket
Poughkeepsie, New York	40,000	Leased	Manufacturing
Reynosa, Mexico	410,000	Owned	Aftermarket
Reynosa, Mexico	443,000	Leased	Manufacturing, Aftermarket
Round Rock, Texas	105,000	Leased	Aftermarket
San Jose, California (1)	181,000	Leased	Prototype Manufacturing
Sorocaba, Brazil	60,000	Leased	Manufacturing
St. Petersburg, Florida	280,000	Leased	Manufacturing, Aftermarket, Support
St. Petersburg, Florida	173,000	Owned	Manufacturing, Design, Aftermarket, Support
Tempe, Arizona	191,000	Owned	Manufacturing
Tempe, Arizona	4,000	Leased	Training, Storage

Total Americas	6,386,000

Beijing, China	9,000	Leased	Design
Chennai, India (2)	284,000	Owned	Manufacturing
Gotemba, Japan	138,000	Leased	Manufacturing
Hachiouji, Japan	24,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	105,000	Leased	Manufacturing
Huangpu, China	2,613,000	Owned	Manufacturing
Huangpu, China	363,000	Leased	Manufacturing
Hsinchu, Taiwan	6,000	Leased	Design
Mumbai, India	77,000	Leased	Support
Nanjing, China	135,000	Leased	Manufacturing
Penang, Malaysia	1,003,000	Owned	Manufacturing, Aftermarket
Penang, Malaysia	219,000	Leased	Manufacturing
Pune, India	11,000	Leased	Manufacturing
Ranjangaon, India	858,000	Owned	Manufacturing
Shanghai, China	360,000	Owned	Manufacturing, Design, Aftermarket
Shenzhen, China	827,000	Leased	Manufacturing

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use
Singapore City, Singapore	84,000	Leased	Manufacturing
Suzhou, China	316,000	Leased	Manufacturing, Aftermarket
Taichung, Taiwan	564,000	Owned	Manufacturing, Design
Taichung, Taiwan	43,000	Leased	Manufacturing, Design
Taipei, Taiwan	9,000	Leased	Design
Tianjin, China	70,000	Owned	Manufacturing
Tianjin, China	1,948,000	Leased	Manufacturing
Tokyo, Japan	4,000	Leased	Design, Support
Wuxi, China	453,000	Owned	Manufacturing
Wuxi, China	910,000	Leased	Manufacturing
Yentai, China	416,000	Leased	Manufacturing

Total Asia	11,849,000

Amsterdam, The Netherlands	90,000	Leased	Aftermarket
Ayr, Scotland	13,000	Leased	Manufacturing
Bergamo, Italy	10,000	Leased	Support
Brest, France	449,000	Owned	Manufacturing
Bydgoszcz, Poland	131,000	Leased	Aftermarket
Cassina, Italy	125,000	Leased	Manufacturing
Coventry, England	46,000	Leased	Aftermarket, Support
Dublin, Ireland	4,000	Leased	Support
Eindhoven, The Netherlands	3,000	Leased	Support
Genova, Italy (2)	1,000	Leased	Support
Hasselt, Belgium	65,000	Leased	Prototype Manufacturing, Design
Jena, Germany	8,000	Leased	Design
Kwidzyn, Poland	703,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing
Lunel, France	25,000	Leased	Manufacturing
Marcianise, Italy	293,000	Leased	Manufacturing
Meung-sur-Loire, France (3)	111,000	Owned	Manufacturing
San Marco Evangelista (CE), Italy (2)	72,000	Leased	Manufacturing
Szombathely, Hungary	198,000	Owned	Aftermarket
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Tver, Russia	51,000	Leased	Manufacturing
Uzhgorod, Ukraine	227,000	Owned	Manufacturing
Vienna, Austria	87,000	Leased	Prototype Manufacturing, Design

Total Europe	3,251,000

Total Facilities at August 31, 2009	21,486,000

(1)	A portion of this facility is no longer used in our business operations.

(2)	This facility is no longer used in our business operations.

(3)	Following the end of our 2009 fiscal year, we entered into a sales transaction in which we will sell the entity that owns this facility. We currently expect this transaction to close in the first quarter of our 2010 fiscal year, and upon this closing, we will no longer own this facility.
Certifications
     Our manufacturing facilities and our aftermarket facilities are ISO certified to ISO 9001:2000 standards and most are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:
•	Aerospace Standard AS/EN 9100 – Brest, France; Livingston, Scotland; Singapore City, Singapore; St. Petersburg, Florida; and Tempe, Arizona.

•	Automotive Standard TS16949 – Auburn Hills, Michigan; Chihuahua, Mexico; Huangpu, China; Meung-sur-Loire, France; Tiszaujvaros, Hungary; and Vienna, Austria.

•	FDA Medical Certification – Auburn Hills, Michigan; Livingston, Scotland; and Tempe, Arizona.

•	Medical Standard ISO-13485 – Auburn Hills, Michigan; Guadalajara, Mexico; Hasselt, Belgium; Livingston, Scotland; San Jose, California; Shanghai, China; Tempe, Arizona and Tiszaujvaros, Hungary.

•	Occupational Health & Safety Management System Standard OHSAS 18001 – Ayr, Scotland; Brest, France; Guadalajara, Mexico; Huangpu and Shanghai, China; Manaus, Brazil; Penang, Malaysia; Singapore City, Singapore; St. Petersburg, Florida; and Tiszaujvaros, Hungary.

•	Telecommunications Standard TL 9000 –Penang, Malaysia; San Jose, California; and Shanghai and Wuxi, China.

•	ESD/ANSI 20:20 Standard – Guadalajara, Mexico; Auburn Hills, Michigan; St.Petersburg, Florida; Tempe, Arizona; Penang, Malaysia; Shanghai and Wuxi, China.
Item 3. Legal Proceedings
i. Private Litigation Related to Certain Historical Stock Option Grant Practices
     In April and May of 2006, shareholder derivative lawsuits were filed in State Circuit Court in Pinellas County, Florida on behalf of a purported shareholder of ours naming us as a nominal defendant, and naming certain of our officers and directors as defendants. Those lawsuits were subsequently consolidated (the “Consolidated State Derivative Action”). The Consolidated State Derivative Action alleged breaches of certain fiduciary duties to the Company by backdating certain stock option grants between August 1998 and October 2004 to make it appear that they were granted on a prior date when our stock price was lower. Subsequently, two similar federal derivative suits were filed and consolidated in January 2007 into one action (the “Consolidated Federal Derivative Action”).
     On May 3, 2006, our Board of Directors appointed a Special Committee that reviewed the allegations asserted in all of the above derivative actions and concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in our best interests to pursue the derivative actions and stated that it would assert that position on our behalf in each of the pending derivative lawsuits. The Special Committee identified certain factors related to the controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to a restatement of certain of our historical financial statements.
     In September 2007, we reached an agreement to resolve the Consolidated State Derivative Action and the Consolidated Federal Derivative Action that did not involve us paying any monetary damages, but it did adopt several new policies and procedures to improve the process through which equity awards are determined, approved and accounted for. In April 2008, the State Court entered an order dismissing the Consolidated State Action and finding that the proposed settlement was fair, adequate and reasonable, and that awarded the plaintiffs’ counsel $700.0 thousand in attorney fees and costs ($575.0 thousand of which was paid by our Directors’ and Officers’ insurance carriers and $125.0 thousand of which was paid by us). On April 25, 2008, the Federal Court approved the proposed settlement agreement and dismissed the Consolidated Federal Action.
     In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against us and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen A. Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased our shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased our publicly traded securities between September 19, 2001 and December 21, 2006, and names us and certain of our current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of our directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Exchange Act and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing our consolidated financial statements to understate management compensation and overstate net earnings, thereby inflating our stock price. In addition, the complaint alleged that our proxy statements falsely stated that we had adhered to our option grant policy of granting options at the closing price of our shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led us, on

June 12, 2006, to announce that we were lowering our prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. We filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to our motion to dismiss, and we then filed a reply memorandum in further support of our motion to dismiss on September 28, 2007. On April 9, 2008, the Court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or before May 12, 2008.
     On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as the plaintiffs added KPMG LLP, our independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of our financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. We filed a motion to dismiss the Second Amended Class Action Complaint.
     On January 26, 2009, the Court dismissed the Second Amended Class Action Complaint with prejudice. The plaintiffs appealed this dismissal on February 20, 2009, and the Second Amended Class Action Complaint has been set for oral arguments in December 2009. We believe that the Second Amended Class Action Complaint is without merit and we will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.
ii. Securities Exchange Commission Informal Inquiry and U.S. Attorney Subpoena Related to Certain Historical Stock Option Grant Practices
     In addition to the private litigation described above, we were notified on May 2, 2006 by the Staff of the SEC of an informal inquiry concerning our stock option grant practices. In May 2006, we received a subpoena from the U.S. Attorney’s office for the Southern District of New York requesting certain stock option related material. Such information was subsequently provided and we did not hear further from such U.S. Attorney’s office. In addition, our review of our historical stock option practices led us to review certain transactions proposed or effected between fiscal years 1999 and 2002 to determine if we properly recognized revenue associated with those transactions. The Audit Committee of our Board of Directors engaged independent legal counsel to assist it in reviewing certain proposed or effected transactions with certain customers that occurred during this period. The review determined that there was inadequate documentation to support our recognition of certain revenues received during the period. Our Audit Committee concluded that there was no direct evidence that any of our employees intentionally made or caused false accounting entries to be made in connection with these transactions, and we concluded that the impact was immaterial. We provided the SEC with the report that this independent counsel produced regarding these revenue recognition issues, the Special Committee’s report regarding our stock option grant practices, and the other information requested and cooperated fully with the Special Committee, the SEC and the U.S. Attorney’s office.
     We received a letter from the SEC Division of Enforcement on November 24, 2008, advising us that the Division had completed its investigation and did not intend to recommend that the SEC take any enforcement action.
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

	High	Low
Fiscal Year Ended August 31, 2009
First Quarter (September 1, 2008 – November 30, 2008)	$17.33	$4.77
Second Quarter (December 1, 2008 – February 28, 2009)	$7.66	$4.14
Third Quarter (March 1, 2009 – May 31, 2009)	$9.14	$3.10
Fourth Quarter (June 1, 2009 – August 31, 2009)	$11.24	$6.59

Fiscal Year Ended August 31, 2008
First Quarter (September 1, 2007 – November 30, 2007)	$25.80	$16.62
Second Quarter (December 1, 2007 – February 29, 2008)	$18.52	$12.50
Third Quarter (March 1, 2008 – May 31, 2008)	$13.35	$9.03
Fourth Quarter (June 1, 2008 – August 31, 2008)	$18.78	$13.01
     On October 12, 2009, the closing sales price for our common stock as reported on the New York Stock Exchange was $14.56. As of October 12, 2009, there were 4,748 holders of record of our common stock.
     Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.
Dividends
     The following table sets forth certain information relating to our cash dividends paid or declared to common stockholders during fiscal years 2008 and 2009.
Dividend Information

			Total of cash
	Dividend	Dividend	dividends	Date of record for	Dividend cash
	declaration date	per share	declared	dividend payment	payment date
		(in thousands, except for per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008

Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992	August 17, 2009	September 1, 2009
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities
     The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2009.

Approximate
			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Paid per Share	Announced Program	Under the Program
June 1, 2009 – June 30, 2009	—	$—	—	—
July 1, 2009 – July 31, 2009	195	$7.77	—	—
August 1, 2009 – August 31, 2009	—	$—	—	—

Total	195	$7.77	—	—

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

	Fiscal Year Ended August 31,
	2009	2008	2007	2006	2005
		(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$11,684,538	$12,779,703	$12,290,592	$10,265,447	$7,524,386
Cost of revenue	10,965,723	11,911,902	11,478,562	9,500,547	6,895,880

Gross profit	718,815	867,801	812,030	764,900	628,506
Selling, general and administrative	495,941	491,324	491,967	382,210	314,270
Research and development	27,321	32,984	36,381	34,975	22,507
Amortization of intangibles	31,039	37,288	29,347	24,323	39,762
Restructuring and impairment charges	51,894	54,808	72,396	81,585	—
Goodwill impairment charges	1,022,821	—	—	—	—

Operating (loss) income	(910,201)	251,397	181,939	241,807	251,967
Other expense	20,111	11,902	15,888	11,918	4,106
Interest income	(7,426)	(12,014)	(14,531)	(18,734)	(13,774)
Interest expense	82,247	94,316	86,069	23,507	20,667

(Loss) income before income taxes and minority interest	(1,005,133)	157,193	94,513	225,116	240,968
Income tax expense	160,898	25,119	21,401	60,598	37,093
Minority interest, net of tax	(819)	(1,818)	(124)	—	—

Net (loss) income	$(1,165,212)	$133,892	$73,236	$164,518	$203,875

(Loss) earnings per share:
Basic	$(5.63)	$0.65	$0.36	$0.79	$1.01

Diluted	$(5.63)	$0.65	$0.35	$0.77	$0.98

Common shares used in the calculations of (loss) earnings per share:
Basic	207,002	205,275	203,779	207,413	202,501

Diluted	207,002	206,158	206,972	212,540	207,706

	August 31,
	2009	2008	2007	2006	2005
			(in thousands)
Consolidated Balance Sheets Data:
Working capital	$990,900	$1,091,497	$675,446	$977,631	$1,117,806

Total assets	$5,317,858	$7,032,137	$6,295,232	$5,411,730	$4,087,986

Current installments of notes payable, long-term debt and long-term lease obligations	$197,575	$269,937	$501,716	$63,813	$674

Notes payable, long-term debt and long – term lease obligations, less current installments	$1,036,873	$1,099,473	$760,477	$329,520	$326,580

Total stockholders’ equity	$1,435,162	$2,715,725	$2,443,011	$2,294,481	$2,145,941

Cash dividends declared, per share	$0.28	$0.28	$0.28	$0.14	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components in their products. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies turned to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. After several years of growth, our net revenues for fiscal year 2009 declined by approximately 8.6% to $11.7 billion as compared to $12.8 billion for fiscal year 2008. This decline was largely the result of a deteriorating macro-economic environment within this past year which resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. Though significant uncertainty remains regarding the extent and timing of the economic recovery, we are beginning to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are starting to have a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Such economic conditions led us to implement the 2009 Restructuring Plan discussed below. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, may negatively impact our results of operations.
     We manage our business and operations in three divisions – Consumer, EMS and AMS. We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on business sectors such as, aerospace, automotive, computing, defense, industrial, instrumentation, medical, networking, solar, storage and telecommunications businesses. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers.
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
     We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in R&D of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the “Research and Development” line item in our Consolidated Statement of Operations.
     An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in plants outside the U.S. are denominated in local currencies. We economically hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are reflected in the Consolidated Statement of Operations. See “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations.”
     We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sale to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and achieve maximum efficiency of our manufacturing capacity,” “Risk Factors – Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy” and Note 13 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.
Summary of Results
     Net revenues for fiscal year 2009 decreased approximately 8.6% to $11.7 billion compared to $12.8 billion for fiscal year 2008 due to decreases in all of our sectors, except for the mobility sector and the AMS division. These decreases were largely due to the reductions in customer demand resulting from the downturn in the global macro-economic environment.
     During the second quarter of fiscal year 2009, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce by approximately 3,000 employees in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities were intended to address market conditions and properly size our manufacturing facilities to increase the efficiencies of our operations. Based on the analysis completed to date, we currently expect to recognize approximately $64.0 million in pre-tax restructuring and impairment costs and reduce our world-wide headcount by approximately 4,500 employees over the course of our fiscal years 2009 and 2010. We have also recorded a valuation allowance of $13.1 million on certain deferred tax assets. The restructuring charges include pre-tax employee severance and termination benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Based on the ongoing assessment of market conditions, it is possible that we may perform additional restructuring activities in the future. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” and Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements. See also “Risk Factors – We face risks arising from the restructuring of our operations.”
     The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2009	2008	2007
Net revenue	$11,684,538	$12,779,703	$12,290,592
Gross profit	$718,815	$867,801	$812,030
Operating (loss) income	$(910,201)	$251,397	$181,939
Net (loss) income	$(1,165,212)	$133,892	$73,236
(Loss) earnings per share - basic	$(5.63)	$0.65	$0.36
(Loss) earnings per share - diluted	$(5.63)	$0.65	$0.35
Key Performance Indicators
     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2009	2009	2009	2008
Sales cycle	16 days	22 days	20 days	24 days
Inventory turns	9 turns	8 turns	8 turns	8 turns
Days in accounts receivable	41 days	40 days	36 days	44 days
Days in inventory	42 days	46 days	46 days	46 days
Days in accounts payable	67 days	64 days	62 days	66 days

Three Months Ended
	August 31,	May 31,	February 29,	November 30,
	2008	2008	2008	2007
Sales cycle	20 days	21 days	23 days	22 days
Inventory turns	8 turns	8 turns	8 turns	8 turns
Days in accounts receivable	40 days	39 days	39 days	42 days
Days in inventory	45 days	47 days	47 days	42 days
Days in accounts payable	65 days	65 days	63 days	62 days
     The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. Days in accounts receivable increased one day to 41 days during the three months ended August 31, 2009 from the prior sequential quarter which was primarily due to timing of sales and cash collection efforts during the quarter. During the three months ended May 31, 2009, days in accounts receivable increased four days to 40 days from the prior sequential quarter as a result of lower utilization of our accounts receivable securitization program at the end of the quarter. During the three months ended February 28, 2009, days in accounts receivable decreased eight days to 36 days from the prior sequential quarter as a result of the timing of sales and focused efforts on cash collection during the quarter, as well as related seasonality factors. During the three months ended November 30, 2008 days in accounts receivable increased four days to 44 days from the prior sequential quarter as a result of consumer sector seasonal demand, the launch of new product volumes late in the quarter, and the reduction in the sales of receivables under our North American Securitization Program.
     Days in inventory decreased four days to 42 days during the three months ended August 31, 2009 from the prior sequential quarter as a result of improved inventory management. Days in inventory remained consistent at 46 days during the three months ended May 31, 2009, the three months ended February 28, 2009, and the three months ended November 30, 2008. Inventory turns increased to 9 turns during the three months ended August 31, 2009 from 8 turns during the prior sequential quarters.

     Days in accounts payable increased three days to 67 days during the three months ended August 31, 2009 from the prior sequential quarter. Days in accounts payable increased two days to 64 days during the three months ended May 31, 2009 from the prior sequential quarter, decreased four days to 62 days during the three months ended February 28, 2009 from the prior sequential quarter and increased one day to 66 days during the three months ended November 30, 2008 from the prior sequential quarter. These fluctuations in days in accounts payables during fiscal year 2009 were primarily a result of timing of purchases and cash payments for purchases during the respective quarters.
     The sales cycle was 16 days during the three months ended August 31, 2009, 22 days during the three months ended May 31, 2009, 20 days during the three months ended February 28, 2009 and 24 days during the three months ended November 30, 2008. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.
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
Inventory Valuation
     We purchase inventory based on forecasted demand and record inventory at the lower of cost or market. Management regularly assesses inventory valuation based on current and forecasted usage, customer inventory-related contractual obligations and other lower of cost or market considerations. If actual market conditions or our customers’ product demands are less favorable than those projected, additional valuation adjustments may be necessary.
Long-Lived Assets
     We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) or asset group(s) are expected to generate. If the carrying amount of an asset or an asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as either the present value of estimated future cash flows or the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy or adverse economic conditions. For further discussion of our current restructuring program, refer to Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”
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
     Based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets, we concluded that sufficient indicators of impairment existed and, accordingly, performed an interim goodwill impairment analysis during the first quarter and again in the second quarter of fiscal year 2009.
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
     During the second quarter of fiscal year 2009, and prior to finalizing the preliminary non-cash goodwill impairment charge recorded at November 30, 2008, related to the Consumer reporting unit, we concluded that additional impairment indicators were present. As a result of that analysis, we determined that the goodwill related to the Consumer reporting unit was fully impaired and recorded an additional non-cash goodwill impairment charge of the remaining approximately $82.7 million. Further, we also determined that the goodwill related to the EMS reporting unit was fully impaired and recorded a preliminary non-cash goodwill impairment charge of the remaining approximately $622.4 million. The income tax expense associated with the goodwill impairment was $111.8 million for the fiscal quarter ended February 28, 2009. This included a tax benefit of $9.0 million for the write-off of tax deductible goodwill and income tax expense of $120.8 million resulting from the recognition of a valuation allowance against the deferred tax assets that we no longer believe are more likely than not to be realized.
     During the third quarter of fiscal year 2009, we finalized the valuation of the tangible and intangible assets and the allocation of fair value to the assets and liabilities of the EMS reporting unit with no additional impairment charges recorded. After recognition of the above non-cash goodwill impairment charge, no goodwill remained with the Consumer and EMS reporting units, respectively.
     The non-cash goodwill impairment charge of $1.0 billion for the fiscal year ended August 31, 2009 did not impact our cash balance or debt covenant compliance.
     The impairment evaluation for indefinite-lived intangible assets, which for us is a trade name, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, we evaluated our trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Additionally, we noted that there were no impairment indicators present during the third and fourth quarters of fiscal year 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.
     We completed the annual impairment test for goodwill, which consisted of approximately $25.1 million related to the AMS reporting unit, and indefinite-lived intangible assets during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test.
     We review long-lived assets, including intangible assets subject to amortization, which for us are our contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, we tested our long-lived assets for impairment and determined that there was no impairment. Additionally, no impairment indicators were present during the third or fourth quarters of fiscal year 2009.
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
Pension and Other Postretirement Benefits
     We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 9 – “Postretirement Benefits” to the Consolidated Financial Statements.
Income Taxes
     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. As discussed above, during fiscal year 2009, we realized a tax benefit of $39.6 million for the write-off of tax deductible goodwill and income tax expense of $155.8 million resulting from the recognition of a valuation allowance against the deferred tax assets that we no longer believe are more likely than not to be realized.
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
Stock-Based Compensation
     In accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments (“SFAS 123R”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), we began recognizing stock-based compensation expense in our consolidated statement of operations on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements and “Risk Factors – The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our

Consolidated Financial Statements have resulted in litigation and regulatory inquiries and may result in future litigation, which could have a material adverse effect on us.”
Recent Accounting Pronouncements
     See Note 15 – “New Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Results of Operations
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	93.8	93.2	93.4

Gross profit	6.2	6.8	6.6
Selling, general and administrative	4.3	3.8	4.0
Research and development	0.2	0.3	0.3
Amortization of intangibles	0.3	0.3	0.2
Restructuring and impairment charges	0.4	0.4	0.6
Goodwill impairment charges	8.8	0.0	0.0

Operating (loss) income	(7.8)	2.0	1.5
Other expense	0.2	0.1	0.1
Interest income	(0.1)	(0.1)	(0.1)
Interest expense	0.7	0.8	0.7

(Loss) income before income taxes and minority interest	(8.6)	1.2	0.8
Income tax expense	1.4	0.2	0.2
Minority interest, net of tax	0.0	0.0	0.0

Net (loss) income	(10.0%)	1.0%	0.6%

Fiscal Year Ended August 31, 2009 Compared to Fiscal Year Ended August 31, 2008
     Net Revenue. Our net revenue decreased 8.6% to $11.7 billion for fiscal year 2009, down from $12.8 billion in fiscal year 2008. Specific decreases include a 45% decrease in the sale of display products; a 27% decrease in the sale of networking products; a 25% decrease in the sale of automotive products; an 18% decrease in the sale of computing and storage products; a 9% decrease in the sale of telecommunication products; a 5% decrease in the sale of peripheral products; a 5% decrease in the sale of instrumentation and medical products; and a 35% decrease in the sale of other products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment. Specific increases include an 8% increase in aftermarket services and a 50% increase in the sale of mobility products predominately related to the production of new products with an existing customer within the sector.
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
     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the weakened macro-economic environment; our continuing efforts to de-emphasize the economic performance of certain sectors, most specifically in the automotive and display sectors; seasonality in our business; and business growth from new and existing customers, including production of new products in the mobility sector.

	Fiscal Year Ended August 31,
	2009	2008	2007
EMS
Automotive	3%	4%	5%
Computing and storage	11%	13%	11%
Instrumentation and medical	19%	18%	19%
Networking	17%	21%	20%
Telecommunications	6%	6%	5%
Other	2%	2%	2%

Total EMS	58%	64%	62%

Consumer
Display	4%	7%	8%
Mobility	20%	12%	16%
Peripherals	12%	12%	10%

Total Consumer	36%	31%	34%

AMS	6%	5%	4%

Total	100%	100%	100%

     Foreign source revenue represented 83.8% of our net revenue for fiscal year 2009 and 79.6% of net revenue for fiscal year 2008. We currently expect our foreign source revenue to slightly increase as a percentage of net revenue over the course of fiscal year 2010 due to expansion in Asia and Eastern Europe.
     Gross Profit. Gross profit decreased to $718.8 million (6.2% of net revenue) for fiscal year 2009 from $867.8 million (6.8% of net revenue) for fiscal year 2008. The decrease in gross profit as a percentage of net revenue from the prior fiscal year was primarily due to our revenues decreasing at a higher rate than certain of our fixed costs as we continue to seek to reduce our cost structure in order to align with lower demand levels and our excess capacity given current macro-economic conditions.
     Selling, General and Administrative. Selling, general and administrative expenses increased to $495.9 million (4.3% of net revenue) for fiscal year 2009 from $491.3 million (3.8% of net revenue) for fiscal year 2008. On an absolute dollar basis, selling general and administrative expenses remained relatively constant. Certain of our selling, general and administrative costs are generally necessary to support our business and the need for such support does not immediately change as a result of our revenues increasing or decreasing. On a percentage basis, the increase in selling, general and administrative expenses, therefore, was primarily due to our revenues decreasing at a higher rate than certain of our selling, general and administrative costs as compared to the twelve months ended August 31, 2008.
     Research and Development. Research and development (“R&D”) expenses for fiscal year 2009 decreased to $27.3 million (0.2% of net revenue) from $33.0 million (0.3% of net revenue) for fiscal year 2008. The decrease is attributed primarily to the de-emphasis of original design manufacture in certain consumer sectors.
     Amortization of Intangibles. We recorded $31.0 million of amortization of intangibles in fiscal year 2009 as compared to $37.3 million in fiscal year 2008. The decrease was primarily attributable to certain intangible assets that became fully amortized since August 31, 2008. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 6 – “Goodwill and Other Intangible Assets” and Note 7 – “Business Acquisitions” to the Consolidated Financial Statements.
     Restructuring and Impairment Charges.
     a. 2009 Restructuring Plan
     In conjunction with the 2009 Restructuring Plan, we currently expect to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $13.1 million on certain deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, we charged $53.7 million in fiscal year 2009 to the Consolidated Statement of Operations. These charges related to the 2009 Restructuring Plan include $47.1 million related to employee severance and termination benefit costs, $0.1 million related to lease commitments, $6.4 million related to fixed asset impairments, and $0.1 million related to other restructuring costs.

     These $53.7 million restructuring and impairment charges related to the 2009 Restructuring Plan incurred through August 31, 2009 include cash costs totaling $47.3 million, of which $19.2 million was paid in fiscal year 2009. The cash costs of $47.3 million consist of employee severance and termination benefit costs of approximately $47.1 million, $0.1 million related to lease commitments, and approximately $0.1 million related to other restructuring costs. Non-cash costs of approximately $6.4 million primarily represent fixed asset impairment charges related to our restructuring activities.
     At August 31, 2009, accrued liabilities of approximately $27.8 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $3.0 million is expected to be paid primarily through fiscal year 2011.
     Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $40.8 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $4.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million. Of the $55.0 million of expected annualized cost savings, we have realized a cumulative annual cost savings of approximately $14.0 million by the end of the fourth quarter of fiscal year 2009.
     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $13.1 million on deferred tax assets as a result of the 2009 Restructuring Plan. The valuation allowances are excluded from the restructuring and impairment charge of $53.7 million for fiscal year 2009 as they were recorded through the provision for income taxes on the Consolidated Statement of Operations.
     b. 2006 Restructuring Plan
     Upon the approval by our Board of Directors, we initiated a restructuring plan in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan and expect to incur the remaining costs over the remainder of fiscal year 2010 with certain contract termination costs to be incurred through fiscal year 2011.
     We recorded a reversal of restructuring and impairment costs of $1.8 million during fiscal year 2009 and a charge of restructuring and impairment costs of $54.8 million in fiscal year 2008. The reversal of restructuring and impairment costs for fiscal year 2009 include $2.7 million related to less employee severance and termination benefit costs than originally anticipated, offset by additional lease commitment charges of $0.9 million.
     At August 31, 2009, liabilities of approximately $4.2 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $4.0 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily during the remainder of fiscal year 2010 through fiscal year 2011.
     As of August 31, 2009, as a result of the restructuring activities related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we began to realize the full net annualized cost savings of approximately $39.0 million during the third quarter of fiscal year 2009. For further discussion of the restructuring programs, see Note 10 – “Restructuring and Impairment Charges” to the Consolidated Financial Statements.
     Goodwill Impairment Charge. We recorded a non-cash goodwill impairment charge in the amount of $1.0 billion for fiscal year 2009 to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. We performed these impairment tests based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand and illiquidity in the overall credit markets. The total goodwill impairment charge included $400.4 million in the Consumer reporting segment and $622.4 million in the EMS reporting segment. After recognition of these charges, no goodwill remained with the Consumer and EMS reporting units, respectively. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates, however, could result in the need to perform an impairment analysis under SFAS 142 in future periods. For further discussion of goodwill impairment charges recorded, see Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Long-Lived Assets.”
     Other Expense. We recorded other expense totaling $20.1 million and $11.9 million for the fiscal years ending August 31, 2009 and 2008, respectively. The increase in other expense was primarily due to recognizing a loss of $10.5 million on the extinguishment of $294.9 million of our 5.875% Senior Notes and recording a loss on the impairment of a note receivable for $4.2 million. This increase was primarily offset by a decrease in the loss on the sale of accounts receivable under our North American securitization program of $6.6 million which was primarily due to a decrease in the amount of receivables sold under the program during the fiscal year ended August 31, 2009, as well as a decrease in the interest rates during the period. The net cash proceeds available at any one time under the North American asset-backed securitization program was decreased from $280.0 million to $250.0 million during fiscal year 2009. For further discussion of our accounts receivable securitization program, see Note 2 – “Accounts Receivable Securitizations” to the Consolidated Financial Statements.
     Interest Income. Interest income decreased to $7.4 million in fiscal year 2009 from $12.0 million in fiscal year 2008. The decrease was primarily due to lower overall interest rates during the year.
     Interest Expense. Interest expense decreased to $82.2 million in fiscal year 2009 from $94.3 million in fiscal year 2008. The decrease was primarily a result of lower variable interest rates and lower utilization of the foreign asset-backed securitization program during the twelve months ended August 31, 2009 as compared to the same period in fiscal year 2008.
     Income Taxes. Income tax expense reflects an effective tax rate of (16.0)% for fiscal year 2009, as compared to an effective tax rate of 16.0% for fiscal year 2008. The effective tax rate differs from the previous period due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that are no longer more likely than not to be realized. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Risk Factors – We are subject to the risk of increased taxes” and Note 4 – “Income Taxes” to the Consolidated Financial Statements for further discussion.
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

     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: increased business from new and existing customers; fluctuations in customer demand; seasonality, especially in the consumer industry sectors; and increased growth in the automotive, consumer, and instrumentation and medical products industry sectors as more vertical companies are electing to outsource their production in these areas.

	2008	2007
EMS
Automotive	4%	5%
Computing and storage	13%	11%
Instrumentation and medical	18%	19%
Networking	21%	20%
Telecommunications	6%	5%
Other	2%	2%

Total EMS	64%	62%

Consumer
Display	7%	8%
Mobility	12%	16%
Peripherals	12%	10%

Total Consumer	31%	34%

AMS	5%	4%

Total	100%	100%

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
Quarterly Results (Unaudited)
     The following table sets forth certain unaudited quarterly financial information for the 2009 and 2008 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2009							Fiscal Year 2008
	Aug. 31,	May 31,		Feb. 28,		Nov. 30,		Aug. 31,	May 31,	Feb. 29,		Nov. 30,
	2009	2009		2009		2008		2008	2008	2008		2007
	(in thousands, except per share data)
Net revenue	$2,799,528	$2,615,101		$2,887,400		$3,382,509		$3,264,874	$3,088,269	$3,058,613		$3,367,947
Cost of revenue	2,608,561	2,466,512		2,731,854		3,158,796		3,034,874	2,878,087	2,870,708		3,128,233

Gross profit	190,967	148,589		155,546		223,713		230,000	210,182	187,905		239,714
Selling, general and administrative	127,807	125,419		111,053		131,662		123,707	126,557	124,910		116,150
Research and development	8,714	7,198		5,754		5,655		8,603	8,006	9,863		6,512
Amortization of intangibles	7,719	7,612		7,673		8,035		9,653	9,058	9,722		8,855
Restructuring and impairment charges	3,582	16,167		31,524		621		262	3,470	41,789		9,287
Goodwill impairment charges	–	–		705,121		317,700		–	–	–		–

Operating (loss) income	43,145	(7,807)		(705,579)		(239,960)		87,775	63,091	1,621		98,910
Other expense	15,942	948		857		2,364		2,087	2,010	3,320		4,485
Interest income	(2,112)	(1,087)		(1,920)		(2,307)		(2,759)	(3,051)	(3,152)		(3,052)
Interest expense	19,393	19,043		20,077		23,734		23,807	21,213	23,711		25,585

(Loss) income before income taxes and minority interest	9,922	(26,711)		(724,593)		(263,751)		64,640	42,919	(22,258)		71,892
Income tax (benefit) expense	3,989	2,528		142,018		12,363		7,729	4,657	3,102		9,631
Minority interest, net of tax	426	(477)		(511)		(257)		(580)	(183)	(1,315)		260

Net (loss) income	$5,507	$(28,762)		$(866,100)		$(275,857)		$57,491	$38,445	$(24,045)		$62,001

(Loss) earnings per share:
Basic	$0.03	$(0.14)		$(4.19)		$(1.34)		$0.28	$0.19	$(0.12)		$0.30

Diluted	$0.03	$(0.14	)(1)	$(4.19	)(1)	$(1.34	)(1)	$0.28	$0.19	$(0.12	)(1)	$0.30

Common shares used in the calculations of (loss)/earnings per share:
Basic	207,696	207,190		206,711		206,411		205,889	205,463	205,082		204,649

Diluted	208,846	207,190		206,711		206,411		206,804	206,077	205,082		206,605

(1)	For the three months ended May 31, 2009, February 28, 2009, November 30, 2008 and February 29, 2008 all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company was in a loss position.

     The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2009				Fiscal Year 2008
	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 29,	Nov. 30,
	2009	2009	2009	2008	2008	2008	2008	2007
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	93.2	94.3	94.6	93.4	93.0	93.2	93.9	92.9

Gross profit	6.8	5.7	5.4	6.6	7.0	6.8	6.1	7.1
Selling, general and administrative	4.6	4.8	3.8	3.9	3.8	4.1	4.0	3.4
Research and development	0.3	0.3	0.2	0.2	0.3	0.3	0.3	0.2
Amortization of intangibles	0.3	0.3	0.3	0.2	0.3	0.3	0.3	0.3
Restructuring and impairment charges	0.1	0.6	1.1	0.0	0.0	0.1	1.4	0.3
Goodwill impairment charges	0.0	0.0	24.4	9.4	0.0	0.0	0.0	0.0

Operating income	1.5	(0.3)	(24.4)	(7.1)	2.6	2.0	0.1	2.9
Other expense	0.6	0.0	0.0	0.1	0.1	0.1	0.1	0.1
Interest income	(0.1)	0.0	(0.0)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	0.7	0.7	0.7	0.7	0.7	0.7	0.8	0.8

Income (loss) before income taxes and minority interest	0.3	(1.0)	(25.1)	(7.8)	1.9	1.3	(0.7)	2.1
Income tax (benefit) expense	0.1	0.1	4.9	0.4	0.1	0.1	0.1	0.3
Minority interest, net of tax	0.0	0.0	0.0	0.0	0.0	0.0	0.0	—

Net income (loss)	0.2%	(1.1)%	(30.0)%	(8.2)%	1.8%	1.2%	(0.8)%	1.8%

Acquisitions and Expansion
     We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our consolidated financial statements include the operating results of each business from the date of acquisition. See “Risk Factors — We may not achieve expected profitability from our acquisitions.” For further discussion of our recent and planned acquisitions, see Note 7 — “Business Acquisitions” to the Consolidated Financial Statements.
Liquidity and Capital Resources
     At August 31, 2009, we had cash and cash equivalent balances totaling $876.3 million, total notes payable, long-term debt and capital lease obligations of $1.2 billion and $1.0 billion available for borrowing under our revolving credit facilities and amounts available under our accounts receivable securitization programs.
     The following table sets forth, for the fiscal year ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
Net cash provided by operating activities	$557,309	$420,002	$183,889
Net cash used in investing activities	(286,175)	(384,720)	(1,054,422)
Net cash (used in) provided by financing activities	(195,913)	85,000	715,140
Effect of exchange rate changes on cash	28,128	(10,984)	45,455

Net increase (decrease) in cash and cash equivalents	$103,349	$109,298	$(109,938)

     Net cash provided by operating activities for the fiscal year ended August 31, 2009 was approximately $557.3 million. This resulted primarily from a $1.0 billion non-cash goodwill impairment charge, $292.0 million in non-cash depreciation and amortization expense, a $51.9 million restructuring and impairment charge, a decrease of $169.7 million in trade accounts receivable, a $283.8 million decrease in inventories, a change in deferred income taxes of $102.4 million principally related to valuation allowances recorded against certain deferred tax assets and certain other items of net cash provided by operating activities offset by a $1.2 billion net loss and a decrease in accounts payable and accrued expenses of $292.7 million. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments and the reduction in sales levels during fiscal year 2009. The decrease in accounts receivable was predominately attributable to a reduction in sales levels and focused efforts to improve cash collections that was partially offset by reduced utilization of our securitization program. The decrease in inventories was primarily due to focused efforts during fiscal year 2009 to reduce inventory levels to better align with current customer demand.
     Net cash used in investing activities for the fiscal year ended August 31, 2009 was $286.2 million. This consisted primarily of capital expenditures of $292.2 million for investments in capacity to support the ongoing production of new programs within the mobility sector and information and technology infrastructure and $4.2 million for cash payments related to recent business acquisitions. These expenditures were offset by $10.2 million of proceeds from the sale of property and equipment.
     Net cash used in financing activities for the fiscal year ended August 31, 2009 was $195.9 million. This resulted from our receipt of approximately $4.3 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $3.6 billion of borrowings under the revolving portion of the Credit Facility, $239.3 million of borrowings under our short-term Indian working capital facilities and $300.0 million of borrowings under the issuance of the 7.750% Senior Notes in the fourth quarter of fiscal year 2009. This was offset by repayments in an aggregate amount of $4.4 billion during fiscal year 2009, which primarily included $3.6 billion toward repayment of borrowings under the revolving portion of the Credit Facility, $274.4 million toward repayment of borrowings under our short-term Indian working capital facilities and $294.9 million toward the repayment of most of our 5.875% Senior Notes. We paid $59.6 million of dividends to stockholders during fiscal year 2009. We incurred $9.3 million in financing fees related to the extinguishment of our 5.875% Senior Notes and incurred $7.1 million in bond issuance costs related to the 7.750% Senior Notes that were issued in the fourth quarter of fiscal year 2009.
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
     During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million and extended the program until March 17, 2010. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The securitization conduit and the investors in the conduit have no recourse to our assets for failure of debtors to pay when due. At August 31, 2009, we had sold $331.2 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $108.9 million and retained an interest in the receivables of approximately $222.3 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $5.3 million, $11.9 million, and $15.9 million during fiscal the years ended August 31, 2009, 2008, and 2007, respectively, which are recorded as other expense on the Consolidated Statement of Operations.
     During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Operations in the period of the sale. In April 2009, the factoring agreement was extended for a six month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statement of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At

August 31, 2009, we had sold $18.1 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $18.0 million. The resulting loss on trade accounts receivable sold under this factoring agreement was $0.1 million, $0.2 million and $0.2 million for fiscal years 2009, 2008 and 2007, respectively.
     Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2009 and 2008 are summarized below (in thousands):

	August 31,	August 31,
	2009	2008
5.875% Senior Notes due 2010 (a)	$5,064	$298,198
7.750% Senior Notes due 2016 (b)	300,063	—
8.250% Senior Notes due 2018 (c)	396,758	396,377
Short-term factoring debt (d)	1,468	617
Borrowings under credit facilities (e)	21,313	55,579
Borrowings under loans (f)	384,485	447,647
Securitization program obligations (g)	125,291	170,975
Miscellaneous borrowings	6	17

Total notes payable, long-term debt and long-term lease obligations	$1,234,448	$1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	197,575	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,036,873	$1,099,473

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements. During the fourth quarter of fiscal year 2009, we repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which we also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of those 5.875% Senior Notes that were validly tendered resulted in a charge of $10.5 million which was recorded to other expense in the Consolidated Statement of Operations for the twelve months ended August 31, 2009.

(b)	During the fourth quarter of fiscal year 2009, we completed our offering of $312.0 million in aggregate principal amount of publicly-registered 7.750% senior unsecured notes (the “7.750% Senior Notes”). The net proceeds from the offering were $300.0 million. The 7.750% Senior Notes will mature on July 15, 2016. Interest on the 7.750% Senior Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2010. The 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to such covenants as limitations on our and/or our subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); guarantee any of our indebtedness (which only applies to our subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all our assets to, another person. We are also subject to a covenant regarding our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(c)	During the second and third quarters of fiscal year 2008, we completed our offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.25% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

We are subject to certain covenants limiting our ability and/or our subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); guarantee any of our indebtedness (which only applies to our subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person. We are also subject to a covenant regarding our repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”
During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps were accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Consolidated Balance Sheets. We also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in our Consolidated Balance Sheets. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Operations. The effective portion of the swaps remaining on our Consolidated Balance Sheets will be amortized to interest expense on the Consolidated Statement of Operations over the life of the 8.250% Senior Notes.
(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, we entered into separate agreements with an unrelated third party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of these agreements, we transfer ownership of eligible trade accounts receivable to the third party purchaser in exchange for cash, however, as these transactions do not qualify as a sale, the relating trade accounts receivable are included in our Consolidated Balance Sheets until the cash is received by the purchaser from our customer for the trade accounts receivable. We had an outstanding liability of $1.5 million and $0.6 million on our Consolidated Balance Sheets at August 31, 2009 and 2008, respectively related to these agreements.

(e)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees, as well as U.S. dollars. At August 31, 2009, only one such facility was outstanding in the amount of $21.3 million, which incurs interest at a variable rate of 3.91%.

(f)	During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.2 million based on currency exchange rates at August 31, 2009.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2009, borrowings of 4.3 million Euros (approximately $6.2 million based on currency exchange rates at August 31, 2009) were outstanding under the construction loan.

During the second quarter of fiscal year 2007, we entered into a three-year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At August 31, 2009, $1.7 million is outstanding under this loan agreement.

Through the acquisition of a Taiwanese subsidiary in fiscal year 2007, we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2009, approximately $5.8 million of debt is outstanding under these short-term mortgage and credit facilities, with current interest rates ranging from 2.1% to 2.4%. At August 31, 2009, approximately $0.4 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. At August 31, 2009, approximately $0.1 million of long term debt is outstanding and is classified as long term on the Consolidated Balance Sheets. The long-term debt amount represents a credit facility outstanding and denominated in New Taiwan dollars which will mature in fiscal year 2011 and incurs interest at a rate that fluctuates based upon changes in various base rate interest rates.

During the fourth quarter of fiscal year 2007, we entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During fiscal year 2009, we borrowed $3.6 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the fiscal year. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $360.0 million remains outstanding at August 31, 2009

In addition to the loans described above, at August 31, 2009, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.5 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short term on the Consolidated Balance Sheets.

(g) On April 7, 2008, we entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The foreign securitization program expires on March 18, 2010. At August 31, 2009, we had $125.3 million of debt outstanding under the program. In addition, we incurred interest expense of $3.9 million and $2.8 million in our Consolidated Statement of Operations during the twelve months ended August 31, 2009 and 2008, respectively.
     At August 31, 2009, our principal sources of liquidity consisted of cash, available borrowings under our credit facilities and our asset-backed securitization programs.
     At August 31, 2009 and 2008, we were in compliance with all Restrictive Financial Covenants under the Credit Facility and our securitization programs.
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
     We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $175.0 million to $225.0 million, principally for maintenance levels of machinery and equipment, machinery and equipment for new business and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, and our working capital requirements for the next twelve months. Our $250.0 million U.S. asset-backed securitization program and our $200.0 million foreign asset-backed securitization program expire, however, in March 2010 and we may be unable to renew one or both of them.
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
     Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements estimated future benefit plan payments and capital commitments as of August 31, 2009 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,234,448	$197,575	$340,051	$—	$696,822
Future interest on notes payable and long-term debt	465,675	61,946	123,881	115,631	164,217
Operating lease obligations	187,343	51,466	65,972	43,846	26,059
Estimated future benefit payments to plan	57,066	4,679	9,556	10,197	32,634

Total contractual cash obligations	$1,944,532	$315,666	$539,460	$169,674	$919,732

(a)	During the first fiscal quarter of 2009, the Company committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, the Company has invested $2.0 million at August 31, 2009. The remaining commitment of $8.0 million is callable over the next five years by the general partner. As the timing of capital calls have no specified dates, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(b)	At August 31, 2009, we have $4.3 million recorded as a current liability for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). We are not able to reasonably estimate the timing of long-term payments, or the amount by which our liability will increase or decrease over time; therefore, the long-term portion of our FIN 48 liability of $78.3 million has not been included in the contractual obligations table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values in accordance with SFAS 133. Except for certain foreign currency contracts, with a notional amount outstanding at August 31, 2009 of $29.3 million and a fair value of $1.0 million, which are recorded in prepaid and other current assets at August 31, 2009, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded in the Consolidated Statement of Operations.
     The aggregate notional amount of outstanding contracts at August 31, 2009 that do not qualify as accounting hedges was $841.0 million. The fair value of these contracts amounted to a $9.9 million asset recorded in prepaid and other current assets and a $5.5 million liability recorded in accrued expenses on the Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2009. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue on the Consolidated Statement of Operations. The forward contracts are denominated in British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian Rupee, Japanese yen, Malaysian ringgits, Mexican pesos, Polish Zloty, Singapore dollars, Taiwanese dollars and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2009, there were no significant outstanding investments.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $512.8 million in borrowings outstanding under these facilities at August 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 8 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
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
(a) Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
     We assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. Management’s report on internal control over financial reporting as of August 31, 2009 is incorporated herein at Item 15.
(c) Changes in Internal Control over Financial Reporting
     For our fiscal quarter ended August 31, 2009, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended August 31, 2009, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors, Audit Committee and Audit Committee Financial Expert
     Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2009.
Executive Officers
     Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
     Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2009.
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
Item 11. Executive Compensation
     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Other Information – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2009.

     The following table sets forth certain information relating to our equity compensation plans as of August 31, 2009.
Equity Compensation Plan Information

			Number of securities
	Number of securities to	Weighted-average	remaining available
	be issued upon exercise	exercise price of	for future issuance
	of outstanding options,	outstanding options,	under equity
Equity compensation plans approved by security holders:	warrants and rights	warrants and rights	compensation plans
1992 Stock Option Plan	2,934,886	$22.46	NA
2002 Stock Option Plan	11,877,592	$22.47	4,476,315
2002 CSOP Plan	86,426	$17.98	398,691
2002 FSOP Plan	122,770	$23.88	253,090
2002 Employee Stock Purchase Plan	NA	NA	2,335,298
Restricted Stock Awards	10,201,552	NA	NA

Total	25,223,226		7,463,394

     See Note 12 – “Stockholders’ Equity” to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Transactions” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2009.
Item 14. Principal Accounting Fees and Services
     Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” and “— Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Report:
1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 60 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 60 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Jabil Circuit, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule13a-15(f) of the Securities Exchange Act of 1934, as amended.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. Management based this assessment on the framework as established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.
     Based on this assessment, management has concluded that, as of August 31, 2009, the Company maintained effective internal control over financial reporting.
     KPMG LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.
October 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Jabil Circuit, Inc.:
     We have audited Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Jabil Circuit, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2009, and the related schedule, and our report dated October 22, 2009 expressed an unqualified opinion on those consolidated financial statements and the related schedule.
/s/ KPMG LLP
October 22, 2009
Tampa, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Jabil Circuit, Inc.:
     We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit, Inc. and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 4 to the consolidated financial statements, effective September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standard No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, as of August 31, 2007.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 22, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
October 22, 2009
Tampa, Florida
Certified Public Accountants

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	August 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$876,272	$772,923
Trade accounts receivable, net of allowance for doubtful accounts of $15,510 in 2009 and $10,116 in 2008 (note 2)	1,260,962	1,475,530
Inventories (note 3)	1,226,656	1,528,862
Prepaid expenses and other current assets (note 14)	247,795	293,070
Income taxes receivable	37,448	24,535
Deferred income taxes (note 4)	27,693	44,217

Total current assets	3,676,826	4,139,137
Property, plant and equipment, net of accumulated depreciation of $1,131,765 at August 31, 2009 and $1,079,719 at August 31, 2008 (note 5)	1,377,729	1,392,479
Goodwill (notes 6 and 7)	25,120	1,119,110
Intangible assets, net of accumulated amortization of $98,772 at August 31, 2009 and $87,242 at August 31, 2008 (notes 6 and 7)	131,168	172,835
Deferred income taxes (note 4)	49,673	155,508
Other assets	57,342	53,068

Total assets	$5,317,858	$7,032,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 8)	$197,575	$269,937
Accounts payable	1,938,009	2,218,969
Accrued compensation and employee benefits	208,562	230,608
Other accrued expenses (notes 9, 10, 11 and 14)	329,289	299,231
Income taxes payable	11,831	25,897
Deferred income taxes (note 4)	660	2,998

Total current liabilities	2,685,926	3,047,640
Notes payable, long-term debt and long-term lease obligations less current installments (note 8)	1,036,873	1,099,473
Other liabilities (notes 9 and 10)	70,124	71,442
Income tax liability (note 4)	78,348	81,044
Deferred income taxes (note 4)	4,178	9,409

Total liabilities	3,875,449	4,309,008

Minority interest	7,247	7,404

Commitments and contingencies (note 11)
Stockholders’ equity (note 12):
Preferred stock, $.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 208,022,841 shares in 2009, and 206,380,171 shares in 2008	217	215
Additional paid-in capital	1,455,214	1,406,378
(Accumulated deficit) Retained earnings	(13,700)	1,210,417
Accumulated other comprehensive income	196,972	301,401
Treasury stock at cost, 8,683,917 in 2009 and 8,574,737 shares in 2008	(203,541)	(202,686)

Total stockholders’ equity	1,435,162	2,715,725

Total liabilities and stockholders’ equity	$5,317,858	$7,032,137

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2009	2008	2007
Net revenue (note 13)	$11,684,538	$12,779,703	$12,290,592
Cost of revenue	10,965,723	11,911,902	11,478,562

Gross profit	718,815	867,801	812,030
Operating expenses:
Selling, general and administrative	495,941	491,324	491,967
Research and development	27,321	32,984	36,381
Amortization of intangibles (note 6)	31,039	37,288	29,347
Restructuring and impairment charges (note 10)	51,894	54,808	72,396
Goodwill impairment charges (note 6)	1,022,821	—	—

Operating (loss) income	(910,201)	251,397	181,939
Other expense	20,111	11,902	15,888
Interest income	(7,426)	(12,014)	(14,531)
Interest expense	82,247	94,316	86,069

(Loss) income before income taxes and minority interest	(1,005,133)	157,193	94,513
Income tax expense (note 4)	160,898	25,119	21,401
Minority interest, net of income tax benefit of $(5), $(95) and $0, respectively	(819)	(1,818)	(124)

Net (loss) income	$(1,165,212)	$133,892	$73,236

(Loss) earnings per share (note 1):
Basic	$(5.63)	$0.65	$0.36

Diluted	$(5.63)	$0.65	$0.35

Common shares used in the calculations of (loss) earnings per share:
Basic	207,002	205,275	203,779

Diluted	207,002	206,158	206,972

Cash dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Fiscal Year Ended August 31,
	2009	2008	2007
Net (loss) income	$(1,165,212)	$133,892	$73,236
Other comprehensive (loss) income:
Foreign currency translation adjustment	(104,771)	140,986	70,350
Change in fair market value of derivative instruments, net of tax	143	(17,017)	(7,190)
Change in minimum pension liability, net of tax	—	—	(2,098)
Net actuarial (loss) gains, net of tax	(3,738)	5,275	—
Net prior service cost, net of tax	(13)	(39)	—
Amortization of loss on hedge arrangements, net of tax	3,950	1,236	—

Comprehensive (loss) income	$(1,269,641)	$264,333	$134,298

As a result of adopting the recognition principles of SFAS 158 on August 31, 2007, the Company recorded a $3.2 million adjustment to accumulated other comprehensive income, net of a $1.3 million tax benefit. In accordance with SFAS 158, this adjustment has been excluded from the above presentation of comprehensive income for fiscal year 2007. See Note 9 – “Postretirement Benefits” for further discussion on the adoption of SFAS 158.
See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock				Accumulated
			Additional	(Accumulated	Other		Total
	Shares	Par	Paid-in	Deficit)/Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Value	Capital	Earnings	Income	Stock	Equity
Balance at August 31, 2006	202,931,356	$211	$1,265,382	$1,116,035	$113,104	$(200,251)	$2,294,481
Shares issued upon exercise of stock options	860,328	1	12,751	—	—	—	12,752
Shares issued under employee stock purchase plan (note 12)	623,770	—	12,360	—	—	—	12,360
Exchange of share-based compensation awards in connection with business combination	—	—	182	—	—	—	182
Issuance and vesting of restricted stock awards	159,225	—	—	—	—	—	—
Recognition of stock-based compensation (note 12)	—	—	43,287	—	—	—	43,287
Tax benefit of options exercised	—	—	6,725	—	—	—	6,725
Declared dividends	—	—	—	(57,868)	—	—	(57,868)
Comprehensive income	—	—	—	73,236	61,062	—	134,298
Adjustment to initially adopt SFAS 158, net of tax	—	—	—	—	(3,206)	—	(3,206)

Balance at August 31, 2007	204,574,679	$212	$1,340,687	$1,131,403	$170,960	$(200,251)	$2,443,011

Shares issued upon exercise of stock options	652,300	2	5,928	—	—	—	5,930
Shares issued under employee stock purchase plan (note 12)	824,498	1	10,546	—	—	—	10,547
Exchange of share-based compensation awards in connection with business combination	—	—	(140)	—	—	—	(140)
Issuance and vesting of restricted stock awards	484,731	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(156,037)	—	—	—	—	(2,435)	(2,435)
Recognition of stock-based compensation (note 12)	—	—	36,833	—	—	—	36,833
Tax benefit of options exercised	—	—	12,524	—	—	—	12,524
Declared dividends (note 12)	—	—	—	(58,813)	—	—	(58,813)
Comprehensive income	—	—	—	133,892	130,441	—	264,333
Adjustment to initially adopt FIN 48	—	—	—	3,935	—	—	3,935

Balance at August 31, 2008	206,380,171	$215	$1,406,378	$1,210,417	$301,401	$(202,686)	$2,715,725

Shares issued upon exercise of stock options (note 12)	1,160	—	66	—	—	—	66
Shares issued under employee stock purchase plan (note 12)	1,248,314	1	7,353	—	—	—	7,354
Exchange of share-based compensation awards in connection with business combination	—	—	28	—	—	—	28
Issuance and vesting of restricted stock awards (note 12)	502,376	1	—	—	—	—	1
Purchases of treasury stock under employee stock plans	(109,180)	—	—	—	—	(855)	(855)
Recognition of stock-based compensation (note 12)	—	—	42,249	—	—	—	42,249
Tax benefit of options exercised	—	—	(860)	—	—	—	(860)
Cumulative effect of change in accounting principle (note 9)	—	—	—	(836)		—	(836)
Declared dividends (note 12)	—	—	—	(58,069)	—	—	(58,069)
Comprehensive (loss)	—	—	—	(1,165,212)	(104,429)	—	(1,269,641)

Balance at August 31, 2009	208,022,841	$217	$1,455,214	$(13,700)	$196,972	$(203,541)	$1,435,162

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended August 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,165,212)	$133,892	$73,236
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	291,997	276,311	239,702
Recognition of deferred grant proceeds	(82)	(13)	(13)
Amortization on loss of hedge arrangement	3,950	2,034	—
Amortization of bond issuance costs and discount	1,473	894	460
Loss on early extinguishment of debt	10,522	—	—
Minority interest, net of tax	(819)	(1,818)	43
Recognition of stock-based compensation	44,026	36,404	43,287
Deferred income taxes	102,375	(68,245)	(32,146)
Non-cash restructuring charges	51,894	54,810	72,396
Non-cash goodwill impairment charges	1,022,821	—	—
Provision (recovery) of allowance for doubtful accounts and notes receivables	12,685	(443)	7,956
Excess tax benefit (shortage) from options exercised	921	(12,524)	(6,725)
(Gain)/loss on sale of property	(45)	1,883	1,461
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	169,741	(60,788)	126,017
Inventories	283,816	(27,602)	201,546
Prepaid expenses and other current assets	40,950	(45,541)	(82,793)
Other assets	(7,604)	(42,185)	7,486
Accounts payable and accrued expenses	(292,671)	120,891	(482,909)
Income taxes payable	(13,429)	52,042	14,885

Net cash provided by operating activities	557,309	420,002	183,889

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(4,176)	(58,243)	(771,898)
Acquisition of property, plant and equipment	(292,238)	(337,502)	(302,190)
Proceeds from sale of property, plant and equipment	10,239	11,025	19,666

Net cash used in investing activities	(286,175)	(384,720)	(1,054,422)

Cash flows from financing activities:
Borrowings under debt agreements	4,301,474	4,550,460	4,448,585
Payments toward debt agreements and capital lease obligations	(4,427,081)	(4,427,688)	(3,707,678)
Dividends paid to stockholders	(59,583)	(58,634)	(57,604)
Financing related costs	(9,300)	—	—
Bond issuance costs	(7,067)	(5,702)	—
Net proceeds from issuance of common stock under option and employee purchase plans	7,420	16,475	25,112
Treasury stock minimum tax withholding	(855)	(2,435)	—
Excess tax benefit (shortage) of options exercised	(921)	12,524	6,725

Net cash (used in) provided by financing activities	(195,913)	85,000	715,140

Effect of exchange rate changes on cash	28,128	(10,984)	45,455

Net increase (decrease) in cash and cash equivalents	103,349	109,298	(109,938)
Cash and cash equivalents at beginning of period	772,923	663,625	773,563

Cash and cash equivalents at end of period	$876,272	$772,923	$663,625

Supplemental disclosure information:
Interest paid, net of capitalized interest	$81,641	$84,687	$96,892

Income taxes paid, net of refunds received	$73,302	$42,801	$31,458

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
   b. Use of Accounting Estimates
     Management is required to make estimates and assumptions during the preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amounts of net (loss) income. Actual results could differ materially from these estimates and assumptions.
   c. Cash and Cash Equivalents
     The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2009 and 2008 there were $96.6 million and $0 million of cash equivalents outstanding, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.
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
   e. Property, Plant and Equipment, net
     Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings.	35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	5 to 10 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years
     Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as long-term lease obligations on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statements of Operations. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating (loss) income.

   f. Goodwill and Other Intangible Assets
     In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), and SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) the Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful life. In accordance with SFAS 142, the Company tests goodwill for impairment at least annually or more frequently under certain circumstances, using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering events. Furthermore, SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.
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
   h. Revenue Recognition
     The Company’s net revenue is principally derived from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented in the Company’s Consolidated Statement of Operations on a net basis.
   i. Accounts Receivable
     Accounts receivable consist of trade receivables, note receivables and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customer to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $15.5 million and $10.1 million were recorded at August 31, 2009 and 2008, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.
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
     In June of 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company as of September 1, 2007. As a result of the adoption of FIN 48, the Company recognized an increase to retained earnings of $3.9 million, an increase to goodwill of $3.4 million and a net decrease to accrued liabilities of $0.5 million at September 1, 2007.

   k. (Loss) Earnings Per Share
     The following table sets forth the calculation of basic and diluted (loss) earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2009	2008	2007
Numerator:
Net (loss) income	$(1,165,212)	$133,892	$73,236

Denominator:
Weighted-average common shares outstanding – basic	207,002	205,275	203,779
Dilutive common shares issuable upon exercise of stock options, exercise of stock appreciation rights and employee stock plan purchases	—	619	2,170
Dilutive unvested common shares associated with restricted stock awards	—	264	1,023

Weighted-average shares outstanding – diluted	207,002	206,158	206,972

(Loss) earnings per common share:
Basic	$(5.63)	$0.65	$0.36

Diluted	$(5.63)	$0.65	$0.35

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), no potential common shares relating to stock-based compensation awards have been included in the computation of diluted earnings per share as a result of the Company’s net losses for the fiscal year ended August 31, 2009. The Company excluded from the computation of diluted earnings per share 13,862,160 common share equivalents, which consist of stock options and restricted stock awards, and 8,005,799 stock appreciation rights outstanding for the fiscal year ended August 31, 2009.
     For the fiscal years ended August 31, 2008 and 2007, options to purchase 7,215,482 and 3,602,098 shares of common stock, respectively, were outstanding during the respective periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would be anti-dilutive as calculated under the treasury method promulgated by SFAS 128. In accordance with the contingently issuable shares provision of SFAS 128, 2,874,372 and 1,699,131 shares of performance-based, unvested common stock awards (“restricted stock”) granted were not included in the calculation of earnings per share for the fiscal years ended August 31, 2008 and 2007, respectively, because all the necessary conditions for vesting have not been satisfied. In addition, for the fiscal years ended August 31, 2008 and 2007, 7,990,732 and 5,762,028 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price; therefore, their effect would be anti-dilutive.
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
     None of the Company’s financial assets or liabilities currently covered by the disclosure provisions of SFAS 157 are measured at fair value using significant unobservable inputs. The carrying amounts of cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-

term nature of these financial instruments. Refer to Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations”, Note 9 – “Postretirement Benefits” and Note 14 – “Derivative Financial Instruments and Hedging Activities” for disclosure surrounding the fair value of the Company’s debt obligations, pension plan assets and derivative financial instruments, respectively.
   n. Profit Sharing, 401(k) Plan and Defined Contribution Plans
     The Company contributes to a profit sharing plan for all employees who have completed a 12-month period of service in which the employee has worked at least 1,000 hours. The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a Company matching contribution. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $20.5 million, $25.6 million, and $24.3 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
   o. Stock-Based Compensation
     The Company accounts for stock-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). In accordance with SFAS 123R, the Company recognizes compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $44.0 million, $36.4 million, and $43.3 million of gross stock-based compensation expense, which is included in “selling, general and administrative expenses” in the Consolidated Statements of Operations for the fiscal years ended August 31, 2009, 2008, and 2007, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.9 million, $5.8 million, and $10.8 million which is included in “income tax expense” in the Consolidated Statements of Operations for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Included in the compensation expense recognized by the Company is $4.8 million, $4.0 million and $4.1 million related to the Company’s employee stock purchase plan (“ESPP”) in fiscal years 2009, 2008 and 2007, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2009 and 2008, $0.3 million and $0.3 million, respectively, of stock-based compensation were classified as inventory costs on the Consolidated Balance Sheets.
     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the fiscal year ended August 31, 2009, 2008 and 2007 was $7.4 million, $16.5 million, and $25.1 million, respectively. The proceeds for the fiscal year ended August 31, 2009 and 2008 were offset by $0.9 million and $2.4 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 109,180 shares and 156,037 shares during the twelve months ending August 31, 2009 and 2008, respectively, of the Company’s common stock. The amounts have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
     As described in Note 11 – “Commitments and Contingencies,” the Company is involved in a putative shareholder class action and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. The Company has cooperated and intends to continue to cooperate with the U.S. Attorney’s office. The Company cannot, however, predict the outcome of the litigation or that investigation.
     See Note 12 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.
   p. Comprehensive (Loss) Income
     The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (“SFAS 130”). SFAS 130 establishes standards for reporting comprehensive income. The Statement defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions.
     Accumulated other comprehensive (loss) income consists of the following (in thousands):

	August 31,
	2009	2008
Foreign currency translation adjustment	$238,706	$343,477
Actuarial loss, net of tax	(22,647)	(18,909)
Prior service cost, net of tax	(209)	(196)
Cash flow hedge mark to market adjustment, net of tax	(24,064)	(24,207)
Amortization of loss on hedge arrangements, net of tax	5,186	1,236

	$196,972	$301,401

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2009 are net of a tax benefit of $2.6 million and $0.3 million, respectively. The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2008 are net of a tax benefit of $4.5 million and $0.2 million, respectively. The cash flow hedge mark to market adjustment and related amortization of loss on hedge arrangements recorded to accumulated other comprehensive income during the fiscal years ended August 31, 2009 and 2008 is net of tax benefits of $14.7 million and $14.8 million, respectively.
   q. Derivative Instruments
     The Company applies Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 and Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In accordance with these standards, all derivative instruments are recorded on the balance sheets at their respective fair values. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in operations. Refer to Note 14 – “Derivative Financial Instruments and Hedging Activities” for further discussion surrounding the Company’s derivative instruments.
   r. Intellectual Property Guarantees
     The Company’s turnkey solutions products may compete against the products of original design manufacturers and those of electronic product companies, many of whom may own the intellectual property rights underlying those products. As a result, the Company could become subject to claims of intellectual property infringement. Additionally, customers for the Company’s turnkey solutions services typically require that the Company indemnify them against the risk of intellectual property infringement. The Company has no liabilities recorded at August 31, 2009 related to intellectual property infringement claims.
2. Accounts Receivable Securitizations
   a. North American Asset-Backed Securitization Program
     In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million. The sale of receivables under this securitization program is accounted for in accordance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125), (“SFAS 140”). Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 18, 2009, expires on March 17, 2010.
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

     At August 31, 2009, the Company had sold $331.2 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $108.9 million and retained an interest in the receivables of approximately $222.3 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $5.3 million, $11.9 million, and $15.9 million during the fiscal years ended August 31, 2009, 2008 and 2007, respectively, which are recorded as other expense on the Consolidated Statement of Operations.
   b. Foreign Asset-Backed Securitization Program
     On April 7, 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program was amended on March 19, 2009 to extend the expiration date to March 18, 2010.
     At August 31, 2009, the Company had $125.3 million of debt outstanding under the program. In addition, the Company incurred interest expense of $3.9 million and $2.8 million recorded in the Company’s Consolidated Statement of Operations during the twelve months ended August 31, 2009 and 2008, respectively.
   c. Accounts Receivable Factoring Agreements
     In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale in accordance with SFAS 140. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss on the Consolidated Statement of Operations in the period of the sale. In April 2009, the factoring agreement was extended for a six month period.
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
     At August 31, 2009, the Company had sold $18.1 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $18.0 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million, $0.2 million, and $0.2 million for the fiscal years ended August 31, 2009, 2008 and 2007.
     In July 2007 and August 2009, the Company entered into separate agreements with an unrelated third party (the “Purchaser”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of these agreements, the Company transfers ownership of eligible trade accounts receivable to the Purchaser in exchange for cash, however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Consolidated Balance Sheets until the cash is received by the Purchaser from the Company’s customer for the trade accounts receivable. The Company had an outstanding liability of approximately $1.5 million and $0.6 million, respectively on its Consolidated Balance Sheets at August 31, 2009 and 2008, respectively related to these agreements.
3. Inventories
     Inventories consist of the following (in thousands):

	August 31,
	2009	2008
Raw materials	$878,739	$1,070,163
Work in process	208,266	277,699
Finished goods	139,651	181,000

	$1,226,656	$1,528,862

4. Income Taxes
     Income tax expense amounted to $160.9 million, $25.1 million, and $21.4 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively (an effective rate of (16.0)%, 16.0%, and 22.6%, respectively). The actual expense differs from the “expected” tax (benefit) expense (computed by applying the U.S. federal corporate tax rate of 35% to (loss) income before income taxes and minority interest) as follows (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
Computed “expected” tax (benefit) expense	$(351,797)	$55,018	$33,080
State taxes, net of federal benefit	(7,134)	863	(101)
Federal effect of state net operating losses and tax credits	454	88	(219)
Impact of foreign tax rates	71,856	(58,756)	(40,869)
Permanent impact of non-deductible cost	12,214	18,205	10,482
Income tax credits	202	(6,466)	(4,980)
Changes in tax rates on deferred tax assets and liabilities	24,123	1,521	(1,286)
Valuation allowance	307,938	3,673	1,144
Equity compensation	7,501	6,168	5,786
Impact of intercompany charges	11,706	8,281	16,986
Non-taxable income	(800)	(7,797)	(277)
Permanent impact of non-deductible goodwill	94,562	—	—
Other, net	(9,927)	4,321	1,655

Provision for income taxes	$160,898	$25,119	$21,401

Effective tax rate	(16.0)%	16.0%	22.6%

The domestic and foreign components of (loss) income before taxes and minority interest were comprised of the following for the fiscal years ended August 31 (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
U.S.	$(330,043)	$(14,322)	$(41,929)
Foreign	(675,090)	171,515	136,442

	$(1,005,133)	$157,193	$94,513

The components of income taxes for the fiscal years ended August 31, 2009, 2008 and 2007 were as follows (in thousands):

Fiscal Year Ended August 31,	Current	Deferred	Total
2009: U.S. – Federal	$(1,439)	$71,438	$69,999
U.S. – State	453	14,310	14,763
Foreign	59,509	16,627	76,136

	$58,523	$102,375	$160,898

2008: U.S. – Federal	$23,029	$(12,747)	$10,282
U.S. – State	2,537	(917)	1,620
Foreign	66,625	(53,408)	13,217

	$92,191	$(67,072)	$25,119

2007: U.S. – Federal	$10,552	$(9,980)	$572
U.S. – State	2,988	(1,781)	1,207
Foreign	38,948	(19,326)	19,622

	$52,488	$(31,087)	$21,401

     The Company has been granted tax incentives for its Brazilian, Chinese, Hungarian, Indian, Malaysian, and Polish subsidiaries. These tax incentives expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2009, 2008 and 2007, resulting in a tax benefit of approximately $25.7 million ($0.12 per basic share), $48.7 million ($0.24 per basic share) and $43.4 million ($0.21 per basic share), respectively.
     The Company intends to indefinitely reinvest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $540.2 million as of August 31, 2009. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended
	August 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	$223,489	$199,596
Trade accounts receivable, principally due to allowance for doubtful accounts	8,652	3,086
Grant receivable	69	73
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	7,231	8,888
Compensated absences, principally due to accrual for financial reporting purposes	5,807	6,191
Accrued expenses, principally due to accrual for financial reporting purposes	56,981	31,680
Property, plant and equipment, principally due to differences in depreciation and amortization	37,538	27,842
Foreign currency gains and losses	—	453
Foreign tax credits	8,744	18,820
Equity compensation – U.S.	34,568	36,182
Equity compensation – Foreign	5,096	5,171
Cash flow hedges	13,362	14,810
Intangible assets	91,682	—
Other	21,080	12,114

Total gross deferred tax assets	514,299	364,906
Less valuation allowance	(433,781)	(121,008)

Net deferred tax assets	$80,518	$243,898

Deferred tax liabilities:
Intangible assets	—	51,270
Foreign currency gains and losses	257	—
Other	7,733	5,310

Deferred tax liabilities	$7,990	$56,580

     Net current deferred tax assets were $27.0 million and $41.2 million at August 31, 2009 and 2008, respectively, and the net non-current deferred tax assets were $45.5 million and $146.1 million at August 31, 2009 and 2008, respectively.
     The net change in the total valuation allowance for the fiscal years ended August 31, 2009 and 2008 was $312.8 million and $3.7 million, respectively. In addition, at August 31, 2009, the Company has gross tax effected net operating loss carry forwards for federal, state and foreign income tax purposes of approximately $91.6 million, $10.9 million, and $124.8 million, respectively, which are available to reduce future taxes, if any. These net operating loss carry forwards expire through the year 2029. The Company has gross state tax credits and federal foreign tax credits of $1.5 million and $8.7 million, respectively, for state and federal carry forward, which are available to reduce future taxes, if any. The state tax credits expire through the year 2017. Of the federal foreign tax credits, $2.1 million expire through 2019, and the years of expiration for the remaining $6.6 million cannot yet be determined.
     Based on the Company’s historical operating (loss) income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets, net of valuation allowances recorded.
     In June 2006, the FASB issued FIN 48 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on September 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to retained earnings of $3.9 million, an increase to goodwill of $3.4 million and a net decrease to accrued liabilities of $0.5 million on its Consolidated Balance Sheets.
     At August 31, 2008, the Company had $75.2 million in unrecognized tax benefits, the recognition of which would have an effect of $34.3 million on the effective tax rate under the current guidance. Through August 31, 2009, the Company recognized $4.4 million of additional unrecognized tax benefits, for a total of $79.6 million in unrecognized tax benefits, the recognition of which would have an effect of $47.4 million on the effective tax rate under the current guidance.
     A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal year ended August 31, 2009 is as follows (in thousands):

Amount
Balance at August 31, 2008	$75,178
Additions for tax positions of prior years	11,201
Reductions for tax positions of prior years	(10,729)
Additions for tax positions related to current year	11,936
Addition for tax positions related to acquired entities in prior years, offset to goodwill and deferred tax attributes	368
Cash settlements	(258)
Reductions from lapses in statutes of limitations	(1,609)
Reductions from settlements with taxing authorities	(6,421)
Foreign exchange rate adjustment	(90)

Balance at August 31, 2009	$79,576

     Upon adoption of SFAS 141R, the recognition of the unrecognized tax benefits, which would have an effect on the effective tax rate, is estimated to increase to $56.1 million at August 31, 2008 and $66.0 million through August 31, 2009.
     Included in the balance of unrecognized tax benefits at August 31, 2008 and August 31, 2009, is $7.4 million and $17.5 million, respectively, for which it is reasonably possible that the total amounts could significantly change during the next twelve months. These amounts at August 31, 2008 and August 31, 2009, primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $1.8 million and $3.3 million, respectively, in possible cash payments, and $5.6 million and $14.2 million, respectively, related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before August 31, 2003.
     The Company records the liability for the unrecognized tax benefits as a long term income tax liability on the Consolidated Balance Sheets unless cash settlement is expected in the next 12 months.
     The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2008, the Company’s accrued interest and penalties was approximately $8.0 million and $11.2 million, respectively. Through August 31, 2009, the Company’s accrued interest increased by $0.4 million and penalties decreased by $2.0 million.
5. Property, Plant and Equipment
     Property, plant and equipment consists of the following (in thousands):

	August 31,
	2009	2008
Land and improvements	$103,202	$92,450
Buildings	592,397	551,605
Leasehold improvements	122,245	107,302
Machinery and equipment	1,241,506	1,204,636
Furniture, fixtures and office equipment	92,840	84,042
Computer hardware and software	337,305	296,383
Transportation equipment	8,457	7,724

	August 31,
	2009	2008
Construction in progress	11,542	128,056

	2,509,494	2,472,198
Less accumulated depreciation and amortization	1,131,765	1,079,719

	$1,377,729	$1,392,479

     Depreciation expense of approximately $261.0 million, $239.0 million, and $210.4 million was recorded for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
     During the fiscal years ended August 31, 2009, 2008 and 2007, the Company capitalized approximately $22.0 thousand, $4.8 million, and $2.5 million, respectively, in interest related to constructed facilities.
     Maintenance and repair expense was approximately $70.8 million, $69.6 million, and $53.7 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
6. Goodwill and Other Intangible Assets
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
     During the third quarter of fiscal year 2009, the Company finalized the valuation of the tangible and intangible assets and the allocation of fair value to the assets and liabilities of the EMS reporting unit with no additional impairment charges recorded. After recognition of the above non-cash goodwill impairment charge, no goodwill remained with either the Consumer or EMS reporting units.

     The impairment evaluation for indefinite-lived intangible assets, which for the Company is a trade name, is conducted during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that an asset may be impaired. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company evaluated its trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. There were no impairment indicators during the third and fourth quarters of fiscal year 2009. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.
     The Company completed the annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test.
     The Company reviews long-lived assets, including its intangible assets subject to amortization, which are contractual agreements, customer relationships and intellectual property, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company tested its long-lived assets for impairment and determined that there was no impairment. There were no impairment indicators during the third or fourth quarters of fiscal year 2009.
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the fiscal year ended August 31, 2009 (in thousands):

	Balance at		Foreign	Impairment	Balance at
Reportable Segment	August 31, 2008	Adjustments	Currency Impact	Charges	August 31, 2009
Consumer	$423,059	$414	$(23,066)	(400,407)	$—
EMS	671,616	(302)	(48,900)	(622,414)	—
AMS	24,435	1,385	(700)	—	25,120

Total	$1,119,110	$1,497	$(72,666)	(1,022,821)	$25,120

     Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2009 and August 31, 2008 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
August 31, 2009	Amount	Amortization	Amount
Contractual agreements & customer relationships	$99,583	$(46,313)	$53,270
Intellectual property	83,729	(52,459)	31,270
Trade names	46,628	—	46,628

Total	$229,940	$(98,772)	$131,168

	Gross		Net
	Carrying	Accumulated	Carrying
August 31, 2008	Amount	Amortization	Amount
Contractual agreements & customer relationships	$121,855	$(53,636)	$68,219
Intellectual property	89,576	(33,606)	55,970
Trade names	48,646	—	48,646

Total	$260,077	$(87,242)	$172,835

     The weighted-average amortization period for aggregate net intangible assets at August 31, 2009 is 6.9 years, which includes a weighted-average amortization period of 9.1 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for net intellectual property.

     Intangible asset amortization for fiscal years 2009, 2008 and 2007 was approximately $31.0 million, $37.3 million, and $29.3 million, respectively. The decrease in the gross carrying amount of the Company’s purchased intangible assets at August 31, 2009 was primarily the result of the write-off of certain fully amortized intangible assets. For additional information regarding purchased intangibles refer to Note 7 — “Business Acquisitions”. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2010	$25,718
2011	21,869
2012	13,965
2013	8,951
2014	7,668
Thereafter	6,369

Total	$84,540

7. Business Acquisitions
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
8. Notes Payable, Long-Term Debt and Long-Term Lease Obligations
     Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2009 and 2008 are summarized below (in thousands).

	August 31,	August 31,
	2009	2008
5.875% Senior Notes due 2010 (a)	$5,064	$298,198
7.750% Senior Notes due 2016 (b)	300,063
8.250% Senior Notes due 2018 (c)	396,758	396,377
Short-term factoring debt (d)	1,468	617
Borrowings under credit facilities (e)	21,313	55,579
Borrowings under loans (f)	384,485	447,647
Securitization program obligations (g)	125,291	170,975
Miscellaneous borrowings	6	17

Total notes payable, long-term debt and long-term lease obligations	$1,234,448	$1,369,410
Less current installments of notes payable, long-term debt and long-term lease obligations	197,575	269,937

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,036,873	$1,099,473

(a)	During the fourth quarter of fiscal year 2003, the Company issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. The Company is subject to covenants such as: limitation upon its consolidation, merger or sale; limitation upon its liens; limitation upon its sales and leasebacks; limitation upon its subsidiaries’ funded debt; limitation on guarantees given by its subsidiaries for its indebtedness; its corporate existence; reports; and compliance and notice requirements. During the fourth quarter of fiscal year 2009, the Company repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which it also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of those 5.875% Senior Notes that were validly tendered resulted in a charge of $10.5 million which was recorded to other expense in the Consolidated Statement of Operations for the twelve months ended August 31, 2009.

(b)	During the fourth quarter of fiscal year 2009, the Company completed its offering of $312.0 million in aggregate principal amount of publicly-registered 7.750% senior unsecured notes (the “7.750% Senior Notes”). The net proceeds from the offering were $300.0 million. The 7.750% Senior Notes will mature on July 15, 2016. Interest on the 7.750% Senior Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2010. The 7.750% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to such covenants as limitations on the Company’s and/or its subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to certain of the Company’s “restricted subsidiaries”); guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person. The Company is also subject to a covenant regarding its repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(c)	During the second and third quarters of fiscal year 2008, the Company completed its offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, the Company completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

The Company is subject to certain covenants limiting the Company’s ability and/or its subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person. The Company is also subject to a covenant regarding its repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps were accounted for as a cash flow hedge under SFAS 133. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, the Company settled $250.0 million of the swaps by its payment of $27.5 million. The Company also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by its payment of $15.6 million. As a result, the Company settled the amount recognized as a current liability on its Consolidated Balance Sheets. The Company also recorded $0.7 million in interest expense (as ineffectiveness) in the Consolidated Statement of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, in its Consolidated Balance Sheets. On May 19, 2008, the Company issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statement of Operations. The effective portion of the swaps remaining on its Consolidated Balance Sheets will be amortized to interest expense on the Consolidated Statement of Operations over the life of the 8.250% Senior Notes.

(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, the Company entered into separate agreements with an unrelated third party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale in accordance with SFAS 140. Under the terms of the agreements, the Company transfers ownership of eligible trade accounts receivable to the third party purchaser in exchange for cash, however, as these transactions do not qualify as a sale, the relating trade accounts receivable are included in its Consolidated Balance Sheets until the cash is received by the purchaser from its customer for the trade accounts receivable. The Company had outstanding liabilities of approximately $1.5 million and $0.6 million on its Consolidated Balance Sheets at August 31, 2009 and 2008, respectively related to these agreements.

(e)	Various of the Company’s foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Indian rupees, as well as U.S. dollars. At August 31, 2009, one such facility was outstanding in the amount of $21.3 million, which incurs interest at a variable rate of 3.91%.

(f)	During the third quarter of fiscal year 2005, the Company negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, the Company pays interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.2 million based on currency exchange rates at August 31, 2009.

During the third quarter of fiscal year 2005, the Company negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, the Company pays interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At August 31, 2009, borrowings of 4.3 million Euros (approximately $6.2 million based on currency exchange rates at August 31, 2009) were outstanding under the construction loan.

During the second quarter of fiscal year 2007, the Company entered into a three-year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that the Company purchased from them. The software licenses were capitalized and are being amortized over a three-year period. The loan agreement is non-interest bearing and payments are due quarterly through October 2009. At August 31, 2009, $1.7 million is outstanding under this loan agreement.

Through the acquisition of a Taiwanese subsidiary the Company assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2009, approximately $5.8 million of debt is outstanding under these short term mortgage and credit facilities, with current interest rates ranging from 2.1% to 2.4%. At August 31, 2009, approximately $0.4 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. At August 31, 2009, approximately $0.1 million of long term debt is outstanding and is classified as long term on the Consolidated Balance Sheets. The long term debt amount represents a credit facility outstanding and denominated in New Taiwan dollars which will mature in fiscal year 2011 and incurs interest at a rate that fluctuates based upon changes in various base rate interest rates.

During the fourth quarter of fiscal year 2007, the Company entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. The Company, along with some of its subsidiaries, has entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under the Company’s old revolving credit facility and the Bridge Facility. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. The Company, along with its subsidiaries, is subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Credit Facility) to (b) Consolidated EBITDA (as defined in the Credit Facility) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, Debt and loss on sales of trade accounts receivables pursuant to the Company’s securitization program. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During fiscal year 2009, the Company borrowed $3.6 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during fiscal year 2009. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $360.0 million remains outstanding at August 31, 2009.

In addition to the loans described above, at August 31, 2009 the Company has additional loans outstanding to fund working capital needs. These additional loans total approximately $2.5 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short term on the Consolidated Balance Sheets.

(g)	On April 7, 2008, the Company entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of the Company’s foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing under SFAS 140. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The foreign securitization program expires on March 18, 2010. At August 31, 2009, the Company had $125.3 million of debt outstanding under the program. In addition, the Company incurred interest expense of $3.9 million and $2.8 million in the Consolidated Statement of Operations during the twelve months ended August 31, 2009 and 2008, respectively.
     The $5.1 million of 5.875% Senior Notes, $400.0 million of 8.250% Senior Notes and $312.0 million of 7.750% Senior Notes outstanding are carried at cost. The estimated fair value of these senior debentures was approximately $5.0 million, $395.0 million and $306.5 million at August 31, 2009, respectively. The estimated fair value of the $300.0 million 5.875% Senior Notes and the $400.0 million 8.250% Senior Notes were $295.5 million and $391.0 million at August 31, 2008, respectively. The fair value is based upon non-binding market quotes that are corroborated by observable market data (level 2 criteria).

     Debt maturities as of August 31, 2009 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2010	$197,575
2011	20,051
2012	320,000
2013	—
2014	—
Thereafter	696,822

Total	$1,234,448

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
     There are no domestic pension or post-retirement benefit plans maintained by the Company.
     On August 31, 2007, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
     SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement requirement became effective for the Company during fiscal year 2009. Prior to fiscal year 2009, the Company used a May 31 measurement date for substantially all of the above referenced plans, with the exception of the Jabil Circuit UK Limited plan, which used a June 30 measurement date.
   a. Benefit Obligations
     The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands):

	Pension Benefits
	2009	2008
Beginning benefit obligation	$135,190	$153,193
Service cost	1,759	2,214
Interest cost	6,779	7,749
Impact of the change in measurement date	820	—
Actuarial loss (gain)	3,636	(10,994)
Curtailment gain	(5,456)	(2,199)
Total benefits paid	(6,573)	(8,378)
Plan participant contribution	83	101
Effect of conversion to U.S. dollars	(6,635)	(6,496)

Ending benefit obligation	$129,603	$135,190

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension Benefits
	2009	2008
Discount rate	5.7%	5.8%
Rate of compensation increases	4.5%	4.6%
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
   b. Plan Assets
The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands):

	Pension Benefits
	2009	2008
Beginning fair value of plan assets	$85,526	$92,261
Actual return on plan assets	3,871	(41)
Employer contributions	4,856	5,212
Benefits paid from plan assets	(4,729)	(4,430)
Plan participants’ contributions	83	101
Effect of conversion to U.S. dollars	(8,113)	(7,577)

Ending fair value of plan assets	$81,494	$85,526

     The Company’s pension plan weighted-average asset allocations, by asset category, are as follows:

	Pension Plan Assets
	2009	2008
Asset Category
Equity securities	28%	31%
Debt securities	72%	69%

Total	100%	100%

     The Company has adopted an investment policy for a majority of plan assets designed to meet or exceed the expected rate of return on plan assets assumption. To achieve this, the plan retains professional investment managers that invest plan assets in equity and debt securities. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2010. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments.

   c. Funded Status
     The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets (in thousands):

	Pension Benefits
	2009	2008
Funded Status
Ending fair value of plan assets	$81,494	$85,526
Ending benefit obligation	(129,603)	(135,190)

Funded status	$(48,109)	$(49,664)

Consolidated Balance Sheet Information
Prepaid benefit cost	$240	$246
Accrued benefit liability, current	(1,005)	(582)
Accrued benefit liability, noncurrent	(47,344)	(49,328)

Net liability recorded at August 31	$(48,109)	$(49,664)

Amounts recognized in accumulated other comprehensive loss at August 31, 2009 consist of:
Net actuarial loss	$25,243	$23,376
Prior service cost	463	421

Accumulated other comprehensive loss, before taxes	$25,706	$23,797

     The SFAS 158 measurement date change had an impact on accumulated other comprehensive loss of $0.1 million at August 31, 2009.
     The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2010 (in thousands):

Pension Benefits
Recognized net actuarial loss	$1,244
Amortization of prior service cost	(41)

Total	$1,203

     The accumulated benefit obligation for all defined benefit pension plans was $120.5 million and $122.6 million at August 31, 2009 and 2008, respectively.

     The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	August 31,
	2009	2008
Projected benefit obligation	$129,591	$134,864
Accumulated benefit obligation	120,496	122,365
Fair value of plan assets	81,241	85,008
   d. Net Periodic Benefit Cost
     The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands):

	Pension Benefits
	2009	2008	2007
Service cost	$1,759	$2,214	$1,991
Interest cost	6,779	7,749	6,392
Expected long-term return on plan assets	(4,731)	(5,642)	(4,843)
Recognized actuarial loss	874	1,429	1,362
Net curtailment gain	(4,608)	—	—
Amortization of prior service cost	(39)	(42)	(111)

Net periodic benefit cost	$34	$5,708	$4,791

     Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits
	2009	2008	2007
Discount rate	5.7%	5.8%	5.1%
Expected long-term return on plan assets	4.9%	6.3%	6.1%
Rate of compensation increase	4.5%	4.6%	4.1%
     The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.
  e. Cash Flows
     The Company expects to make cash contributions of between $3.8 million and $4.3 million to its funded pension plans during fiscal year 2010.
     The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Pension
Fiscal Year Ending August 31,	Benefits
2010	$4,679
2011	$4,515
2012	$5,041
2013	$5,295
2014	$4,902
Years 2015 through 2019	$32,634
10. Restructuring and Impairment Charges
a. 2009 Restructuring Plan
     During the second quarter of fiscal year 2009, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain geographies and to reduce its worldwide workforce in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size the Company’s manufacturing facilities to increase the efficiencies of the Company’s operations. In conjunction with the 2009 Restructuring Plan, the Company currently expects to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $13.1 million on certain deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, the Company charged $53.7 million of restructuring and impairment costs in fiscal year 2009 to the Consolidated Statement of Operations. These charges related to the 2009 Restructuring Plan include $47.1 million related to employee severance and termination benefit costs, $0.1 million related to lease commitments, $6.4 million related to fixed asset impairments and $0.1 million related to other restructuring costs.
     These restructuring and impairment charges related to the 2009 Restructuring Plan incurred during fiscal year 2009 of $53.7 million include cash costs totaling $47.3 million, of which $19.2 million was paid in fiscal year 2009. The cash costs of $47.3 million consist of employee severance and termination benefit costs of approximately $47.1 million, approximately $0.1 million related to lease commitments, and approximately $0.1 million related to other restructuring costs. Non-cash costs of approximately $6.4 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
     At August 31, 2009, accrued liabilities of approximately $27.8 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $3.0 million is expected to be paid through fiscal year 2011.
     Employee severance and termination benefit costs of $47.1 million recorded during fiscal year 2009 are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. To date, approximately 4,500 employees have been included in the 2009 Restructuring Plan. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $6.4 million during fiscal year 2009.
     In addition, as part of the 2009 Restructuring Plan, management determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, the Company recorded a valuation allowance of $13.1 million on deferred tax assets as a result of the 2009 Restructuring Plan. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Operations.
     The table below sets forth the significant components and activity in the 2009 Restructuring Plan during the fiscal year ended August 31, 2009 (in thousands):
2009 Restructuring Plan – Fiscal Year Ended August 31, 2009

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2008	Charges	Non-Cash Activity	Payments	2009
Employee severance and termination benefits	$—	$47,047	$2,802	$(19,004)	$30,845
Lease costs	—	83	1	(84)	—
Fixed asset impairment	—	6,432	(6,432)	—	—
Other	—	134	—	(134)	—

Total	$—	$53,696	$(3,629)	$(19,222)	$30,845

     The table below sets forth the significant components and activity in the 2009 Restructuring Plan by reportable segment during fiscal year ended August 31, 2009 (in thousands):
2009 Restructuring Plan – Fiscal Year Ended August 31, 2009

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2008	Charges	Non-Cash Activity	Payments	2009
Consumer	$—	$8,040	$(4,010)	$(3,321)	$709
EMS	—	41,296	381	(15,379)	26,298
AMS	—	4,360	—	(522)	3,838

Total	$—	$53,696	$(3,629)	$(19,222)	$30,845

  b. 2006 Restructuring Plan
     In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company recorded a reversal of $1.8 million of restructuring and impairment costs during fiscal year 2009 compared to a charge of $54.8 million of restructuring and impairment costs during fiscal year 2008, respectively. The reversal of restructuring and impairment costs for fiscal year 2009 include $2.7 million related to employee severance and termination benefit costs, offset by additional lease commitment charges of $0.9 million. The restructuring and impairment costs for fiscal year 2008 include $46.7 million related to employee severance and termination benefit costs, $7.3 million related to lease commitments, $0.3 million related to fixed asset impairments and $0.5 million related to other restructuring costs.
     These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through fiscal year 2009 of $207.4 million include cash costs totaling $158.5 million, of which $1.5 million was paid in the fourth fiscal quarter of 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $27.1 million was paid in fiscal year 2009 and $7.9 million is expected to be paid primarily through fiscal year 2011. The cash costs consist of employee severance and termination benefit costs of approximately $143.9 million, costs related to lease commitments of approximately $20.8 million and other restructuring costs of $2.1 million. These cash costs were offset by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
     The reversal of employee severance and termination benefit costs of $1.8 million recorded during fiscal year 2009 was due to revised estimates of severance and termination benefits that will be paid by the Company. Employee severance and termination benefit costs of $46.7 million recorded during fiscal year 2008, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.9 million recorded during fiscal 2009 compared to $7.3 million recorded during fiscal 2008, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe.
     In addition, as part of the 2006 Restructuring Plan, management determined that it was more likely than not that certain entities within foreign jurisdictions would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $53.7 million on net deferred tax assets as part of the 2006 Restructuring Plan prior to September 1, 2009. The valuation allowances are excluded from the table below as they were recorded through the provision for income taxes on the Consolidated Statement of Operations. See Note 4 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the Company’s net deferred tax assets and provision for income taxes.
     The table below sets forth the significant components and activity in the 2006 Restructuring Plan during the fiscal year ended August 31, 2009 (in thousands):
2006 Restructuring Plan – Fiscal Year Ended August 31, 2009

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2008	Charges	Non-Cash Activity	Payments	2009
Employee severance and termination benefits	$36,210	$(2,686)	$(3,369)	$(24,419)	$5,736
Lease costs	3,865	884	(32)	(2,660)	2,057
Other	429	—	(8)	(2)	419

Total	$40,504	$(1,802)	$(3,409)	$(27,081)	$8,212

     The table below sets forth the significant components and activity in the 2006 Restructuring Plan by reportable segment during the fiscal year ended August 31, 2009 (in thousands):
2006 Restructuring Plan – Fiscal Year Ended August 31, 2009

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2008	Charges	Non-Cash Activity	Payments	2009
Consumer	$6,418	$(448)	$(308)	$(2,056)	$3,606
EMS	33,426	(2,391)	(3,088)	(23,757)	4,190
AMS	660	(76)	(11)	(157)	416
Other non-reportable operating	—	1,113	(2)	(1,111)	—

Total	$40,504	$(1,802)	$(3,409)	$(27,081)	$8,212

11. Commitments and Contingencies
     a. Lease Agreements
     The Company leases certain facilities under non-cancelable operating leases. The future minimum lease payments under non-cancelable operating leases at August 31, 2009 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2010	$51,466
2011	36,671
2012	29,301
2013	24,780
2014	19,066
Thereafter	26,059

Total minimum lease payments	$187,343

     Total operating lease expense was approximately $59.7 million, $48.9 million, and $43.4 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
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

Amount
Balance at August 31, 2006	$3,940
Accruals for warranties during the year	4,869
Settlements made during the year	(1,234)

Balance at August 31, 2007	$7,575
Accruals for warranties during the year	8,569
Settlements made during the year	(6,267)

Balance at August 31, 2008	$9,877
Accruals for warranties during the year	9,017
Settlements made during the year	(4,614)

Balance at August 31, 2009	$14,280

  c. Legal Proceedings
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
     On January 26, 2009, the Court dismissed the Second Amended Class Action Complaint with prejudice. The plaintiffs appealed this dismissal on February 20, 2009, and the Second Amended Class Action Complaint has been set for oral arguments in December 2009. The Company believes that the Second Amended Class Action Complaint is without merit and it will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.
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
     In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of incentive stock options within the meaning of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 33,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006, 3,000,000 shares authorized in August 2007, 2,500,000 shares authorized in January 2008 and 1,500,000 shares authorized in January 2009. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (“the CSOP Plan”) and for its French employees (“the FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.
     The 2002 Incentive Plan provides that the exercise price of Options generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock option and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as we previously discussed in Note 2 — “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ending August 31, 2006, a certain number of Options were identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the relating Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement. As a result, the holders of the Options with an exercise price less than the fair market value of shares of common stock on the final date of measurement may incur adverse tax consequences. Such adverse tax consequences relate to the portions of such Options that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holder to accelerated income taxation and a penalty tax under Internal Revenue Code Section 409A (“Section 409A”).
     During the fiscal year ended August 31, 2007, the Company recorded an additional $4.9 million of compensation expense in the Consolidated Statements of Operations, as a result of agreeing to pay certain 2006 personal tax liabilities incurred by certain option holders who have exercised Section 409A Affected Options as defined under Internal Revenue Code Section 409A. On May 12, 2008, the Company commenced an exchange offer to its non-executive officer employees who are subject to taxation in the U.S. to amend or replace the Section 409A Affected Options (the “Exchange Offer”). The purpose of the Exchange Offer was to permit eligible affected employees to avoid the adverse tax consequences that would be imposed on the Section 409A Affected Options under

Section 409A. Pursuant to the Exchange Offer, the Company offered to eligible affected employees the right to have their eligible Section 409A Affected Options amended or replaced and, in certain circumstances, to receive cash payment as compensation for an increased exercise price. The replaced awards have the same terms as the original awards except for an increased exercise price or a new grant date, or both, as applicable. The Exchange Offer was completed on June 13, 2008. Substantially all affected employees elected to accept the offer, which covered options to acquire 2,055,869 shares of the Company’s common stock. A similar separate offer was made to one executive officer on July 16, 2008, and resulted in 19,616 shares being tendered. Collectively, the Company paid $0.3 million to all of the affected employees and recorded compensation expense in connection with this offer.
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
     The Company applies a lattice valuation model for all stock options and stock appreciation rights (collectively known as “Options”) granted subsequent to August 31, 2005, excluding those granted under the Company’s ESPP. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. Prior to this change, the Company used the Black-Scholes model for valuing Options. The Company uses historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility used for the lattice model is a constant volatility for all periods within the contractual term of the Option. The constant volatility is a weighted average of implied volatilities from traded Options and historical volatility corresponding to the contractual term of the Option. The expected dividend yield of Options granted is derived based on the expected annual dividend yield over the expected life of the Option expressed as a percentage of the stock price on the date of grant.
     The weighted-average grant-date fair value per share of Options granted during the fiscal year ended August 31, 2009, 2008 and 2007 was $3.52, $8.71, and $13.08, respectively. The total intrinsic value of Options exercised during the fiscal year ended August 31, 2009, 2008, and 2007 was $3.6 thousand, $4.8 million, and $9.0 million, respectively. As of August 31, 2009, there was $22.6 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of Options vested during the fiscal year ended August 31, 2009, 2008 and 2007 was $24.9 million, $19.0 million, and $12.3 million, respectively.
     Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2009	2008	2007
Expected dividend yield	3.6%	1.3%	1.0%
Risk-free interest rate	0% to 3.6%	1.1% to 4.4%	4.6% to 5.1%
Expected volatility	67.3%	50.2%	49.0%
Expected life	5.8 years	5.8 years	5.5 years
     The fair-value method is also applied to non-employee awards in accordance with SFAS 123R. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. The Company generally considers the measurement date for such non-employee awards to be the date that the award has vested. The Company re-measures the awards at each interim reporting period between the grant date and the measurement date. Non-employee awards are classified as liabilities on the Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, cancelled or expire unexercised. At August 31, 2009 and 2008, $47.0 thousand and $0.2 million, respectively, related to non-employee stock-based awards was classified as a liability on the Company’s

Consolidated Balance Sheets and a gain of $0.1 million and a gain of $0.3 million was recorded in the Consolidated Statement of Operations for the twelve months ended August 31, 2009 and 2008, respectively, resulting from remeasurement of the awards.
     At August 31, 2009, the Company has 82,844 Options outstanding that will be settled by the Company with cash. SFAS 123R requires that the Company classify cash settled awards as liabilities on the Company’s Consolidated Balance Sheets and measure these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Company’s Consolidated Statement of Operations at each reporting date. At August 31, 2009, $0.1 million related to cash settled awards was recorded as a liability on the Company’s Consolidated Balance Sheets. The Company recognized a loss in the Consolidated Statement of Operations of $65.3 thousand and $24.0 thousand to record the awards at fair value for the twelve months ended August 31, 2009 and 2008, respectively.
     The following table summarizes option activity from September 1, 2008 through August 31, 2009:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at September 1, 2008	7,262,639	16,466,315	$8,771	$24.09	5.8

Options authorized	1,500,000	—
Options expired	(363,980)	—		$21.15
Options granted	(55,290)	55,290		$7.90
Options cancelled	1,498,771	(1,498,771)		$24.87
Restricted stock awards (1)	(4,714,044)	—
Options exercised	—	(1,160)		$5.88

Balance at August 31, 2009	5,128,096	15,021,674	$154	$24.04	4.9

Exercisable at August 31, 2009		12,412,208	$0	$23.95	4.2

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
b. Restricted Stock Awards
     Beginning in fiscal year 2005, the Company granted restricted stock awards to certain key employees pursuant to the 2002 Stock Incentive Plan. The awards granted in fiscal year 2005 will vest after five years, but may vest earlier if specific performance criteria are met. In fiscal year 2006, the Company began granting certain restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The performance based restricted awards generally vest on a cliff vesting schedule over a three year period. In accordance with SFAS 123R, the stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. Throughout the requisite service period management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to compensation cost will be recognized as a change in accounting estimate. Alternatively, if any of the performance goals are not met, any previously recognized compensation cost will be reversed.
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
     The Company began granting time based restricted stock to employees in fiscal year 2007. The time based restricted shares granted generally vest on a graded vesting schedule over three years. In accordance with SFAS 123R, the stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based upon the quoted market price of the Company’s common stock .
     In fiscal year 2008, the Company began granting certain restricted stock awards with a vesting condition that is tied to the Standard and Poor’s 500 Composite Index. In accordance with SFAS 123R, such a market condition must be considered in the grant date fair value of the award with such fair value determination made using a lattice mode, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
     At August 31, 2009, there was $26.6 million of total unrecognized compensation cost related to restricted stock awards granted under the 2002 Stock Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.4 years.
     The following table summarizes restricted stock activity from September 1, 2008 through August 31, 2009:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at September 1, 2008	5,989,884	$24.17

Changes during the period
Shares granted (1)	5,476,467	$7.41
Shares vested	(502,376)	$21.96
Shares forfeited	(762,423)	$21.11

Nonvested balance at August 31, 2009	10,201,552	$15.50

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
c. Employee Stock Purchase Plan
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
     Awards under the 2002 Purchase Plan are generally granted in June and December. There were 1,248,314, 824,498, and 623,770 shares purchased under the 2002 Purchase Plan for the fiscal year ended August 31, 2009, 2008, and 2007, respectively. At August 31, 2009, a total of 4,664,702 shares had been issued under the ESPP.

     The fair value of shares issued under the 2002 Purchase Plan was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2009	2008	2007
Expected dividend yield	1.5%	1.0%	1.1%
Risk-free interest rate	1.1%	3.6%	5.2%
Expected volatility	74.6%	43.5%	39.8%
Expected life	0.5 years	0.5 years	0.5 years
d. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends paid or declared to common stockholders during fiscal years 2008 and 2009.

			Total of cash
	Dividend	Dividend	dividends	Date of record for	Dividend cash
	declaration date	per share	paid	dividend payment	payment date
		(in thousands, except per share data)
Fiscal year 2008:	November 1, 2007	$0.07	$14,667	November 15, 2007	December 3, 2007
	January 17, 2008	$0.07	$14,704	February 15, 2008	March 3, 2008
	April 17, 2008	$0.07	$14,704	May 15, 2008	June 2, 2008
	July 16, 2008	$0.07	$14,739	August 15, 2008	September 2, 2008

Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992	August 17, 2009	September 1, 2009
13. Concentration of Risk and Segment Data
     a. Concentration of Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses on trade receivables.
     Sales of the Company’s products are concentrated among specific customers. For the fiscal year ended August 31, 2009, the Company’s five largest customers accounted for approximately 43% of our net revenue and 50 customers accounted for approximately 90% of our net revenue. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of
		Net Revenue		Percentage of Accounts Receivable
	Fiscal Year Ended August 31,			August 31,
	2009	2008	2007	2009	2008
Cisco Systems, Inc.	13%	16%	15%	*	*
Research in Motion Limited	12%	*	*	10%	*
Nokia Corporation	*	*	13%	*	*
Hewlett-Packard Company	*	11%	*	10%	*

*	Amount was less than 10% of total

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
     The Company derives its revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. Prior to the first quarter of fiscal year 2008, the Company managed its business based on three geographic regions, the Americas, Europe and Asia and managed the services group independently of the regional manufacturing segments. During fiscal year 2008, the Company realigned its organizational structure to manage the business based on divisions. Accordingly, the Company’s operating segments now consist of three segments — Consumer, EMS and AMS. All prior period disclosures presented below have been restated to reflect this change.
     Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based upon its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include, intangible amortization, stock-based compensation expense, restructuring and impairment charges, other expense, interest income, interest expense, income taxes or minority interest. Total segment assets are defined as trade accounts receivable, inventory, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.
     The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
Net revenue
Consumer	$4,160,105	$3,895,128	$4,146,767
EMS	6,802,482	8,217,847	7,552,858
AMS	721,951	666,728	590,967

	$11,684,538	$12,779,703	$12,290,592

	2009	2008	2007

Segment income and reconciliation of (loss) income before income taxes and minority interest
Consumer	$51,764	$55,119	$88,731
EMS	124,498	275,692	194,947
AMS	63,317	49,086	47,878

Total segment income	$239,579	$379,897	$331,556
Reconciling items:
Amortization of intangibles	(31,039)	(37,288)	(29,347)
Restructuring and impairment charges	(51,894)	(54,808)	(72,396)
Goodwill impairment charges	(1,022,821)	—	—
Other expense	(20,111)	(11,902)	(15,888)
Interest income	7,426	12,014	14,531
Interest expense	(82,247)	(94,316)	(86,069)
Stock-based compensation expense	(44,026)	(36,404)	(47,874)

(Loss) income before income taxes and minority interest (net of tax)	$(1,005,133)	$157,193	$94,513

	Fiscal Year Ended August 31,
	2009	2008	2007
Total assets
Consumer	$1,723,934	$2,134,318	$2,026,122
EMS	2,017,575	3,006,485	2,974,901
AMS	280,126	223,561	217,207
Other non-allocated assets	1,296,223	1,667,773	1,077,002

	$5,317,858	$7,032,137	$6,295,232

     See Note 10 – “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal years 2009 and 2006.
     The Company operates in 24 countries worldwide. Sales to unaffiliated customers are based on the Company’s location providing the electronics design, production, product management or aftermarket services. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2009	2008	2007
External net revenue:
Mexico	$2,704,681	$2,042,763	$1,951,652
China	2,444,307	2,841,404	2,033,859
U.S.	1,887,773	2,605,155	2,610,979
Hungary	1,005,144	755,844	1,369,530
Malaysia	814,425	995,981	870,153
Brazil	510,071	419,359	558,915
Poland	478,457	972,575	911,476
Other	1,839,680	2,146,622	1,984,028

	$11,684,538	$12,779,703	$12,290,592

	August 31,
	2009	2008	2007
Long-lived assets:
China	$413,064	$481,770	$279,971
U.S.	252,574	359,451	357,741
Mexico	247,605	188,823	154,299
Taiwan	133,395	633,301	798,281
Malaysia	101,246	117,344	82,428
Poland	91,188	137,800	105,416
Hungary	80,618	149,010	143,641
India	76,443	294,322	289,171
Other	137,884	322,603	321,609

	$1,534,017	$2,684,424	$2,532,557

     Total foreign source net revenue was approximately $9.8 billion, $10.2 billion, and $9.7 billion for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $1.3 billion, $2.3 billion, and $2.2 billion for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
14. Derivative Financial Instruments and Hedging Activities
     The Company applies SFAS 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133, Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and Statement of Financial Accounting

Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). In accordance with these standards, all derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income/(loss), net of tax, and is subsequently reclassified into earnings when the hedged item affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivative instruments that are not designated as hedges, gains and losses from changes in fair values are recognized currently in earnings.
     On September 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s existing fair value measurement practices but requires disclosure of a fair value hierarchy of inputs used to value an asset or a liability. The three levels of the fair value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and Level 3 – unobservable inputs for the asset or liability.
     The Company is exposed to certain risks relating to its ongoing business activities. The primary risks managed by the use of derivative instruments are foreign currency fluctuation risk and interest rate risk.
a. Foreign Currency Risk Management:
     Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. At August 31, 2009, a hedging relationship existed that related to certain anticipated foreign currency denominated expenses, with an aggregate notional amount outstanding at August 31, 2009 and 2008 of $29.3 million and $0, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges under SFAS 133. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated expenses against foreign currency fluctuations. The anticipated foreign currency denominated expenses being hedged are expected to occur between September 1, 2009 and May 31, 2010.
     Additionally, the Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2009 and 2008 was $841.0 million and $1.7 billion respectively.
     The following table presents the Company’s assets and liabilities related to foreign forward exchange contracts measured at fair value on a recurring basis as of August 31, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$10,874	$—	$10,874

Liabilities:
Forward foreign exchange contracts	—	(5,511)	—	(5,511)

Total	$—	$5,363	$—	$5,363

     The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
     The Company has the following derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2009 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133:

Forward foreign exchange contracts	Prepaid expenses and other assets	$961	Accrued expense	$—
Derivatives not designated as hedging instruments under SFAS 133:

Forward foreign exchange contracts	Prepaid expenses and other assets	$9,913	Accrued expense	$5,511
     The Company has the following derivative instruments located on the Consolidated Statement of Operations utilized for foreign currency risk management purposes which are designated as hedging instruments under SFAS 133 (in thousands):

Amount of Gain or
			Amount of Gain		(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)		Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain or	(Ineffective Portion
	in OCI on	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	and Amount Excluded
	Derivative	into Income	into Income	Income on Derivative	from Effectiveness
Derivatives in SFAS	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	Testing) for the Twelve
133 Cash Flow	for the Twelve months	for the Twelve months	for the Twelve months	and Amount Excluded	months
Hedging	ended August 31,	ended August 31,	ended August 31,	from Effectiveness	ended August 31,
Relationship	2009	2009	2009	Testing)	2009
Forward foreign exchange contracts	$705	Cost of revenue	$307	Cost of revenue	$659
     The effect of derivative instruments not designated as hedging instruments under SFAS 133 on the Consolidated Statement of Operations for the twelve months ended August 31, 2009 is as follows (in thousands):

		Amount of Gain or (Loss) Recognized in
Derivatives not designated as hedging instruments under	Location of Gain or (Loss) Recognized in	Income on Derivative for the Twelve Months
SFAS 133	Income on Derivative	ended August 31, 2009
Forward foreign exchange contracts	Cost of revenue	$50,385
     At August 31, 2009, the Company recognized a net unrealized loss of approximately $4.4 million on forward foreign exchange contracts not designated as hedging instruments under SFAS 133 which was recorded in the cost of revenue line on the Consolidated Statement of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.
b. Interest Rate Risk Management:
     Interest rate swaps are entered into in order to manage interest rate risk associated with the Company’s variable rate borrowings. At August 31, 2009, a hedging relationship existed that related to $100.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge under SFAS 133. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments that are expected to be made from January 28, 2009 through January 28, 2010. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.
     The following table presents the Company’s assets and liabilities related to the interest rate swap measured at fair value on a recurring basis as of August 31, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	—	(255)	—	(255)

Total	$—	$(255)	$—	$(255)

     The Company’s interest rate swap is measured on a recurring basis based on the LIBOR forward rate as quoted by certain financial institutions.
     The Company has the following derivative instruments located on the Consolidated Balance Sheets utilized for interest rate risk management purposes at August 31, 2009 (in thousands):

Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133:

Interest rate swap	Not applicable	$—	Accrued expense	$255
     The Company has the following derivative instruments located on the Consolidated Statement of Operations utilized for interest rate risk management purposes (in thousands):

Amount of Gain or
			Amount of Gain		(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)		Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain or	(Ineffective Portion
	in OCI on	Accumulated OCI	Accumulated OCI	(Loss) Recognized in	and Amount Excluded
	Derivative	into Income	into Income	Income on Derivative	from Effectiveness
Derivatives in SFAS	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	Testing) for the Twelve
133 Cash Flow	for the Twelve months	for the Twelve months	for the Twelve months	and Amount Excluded	months
Hedging	ended August 31,	ended August 31,	ended August 31,	from Effectiveness	ended August 31,
Relationship	2009	2009	2009	Testing)	2009
Interest rate swap	$(549)	Interest expense	$(294)	Interest expense	$—
     The changes in net gain on cash flow hedges included in accumulated other comprehensive income is as follows (in thousands):

Twelve months ended
August 31, 2009
Balance, August 31, 2008	$—
Net gain for the period	156
Net gain transferred to earnings	(13)

Balance, August 31, 2009	$143

15. New Accounting Pronouncements
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
     On September 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) was issued delaying the effective date of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are not remeasured on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The adoption of the provisions of SFAS 157 during the first fiscal quarter of 2009 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows, but requires expanded annual disclosures regarding the Company’s fair value measurements. Refer to Note 8 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations,” Note 9 – “Postretirement Benefits” and Note 14 – “Derivative Financial Instruments and Hedging Activities” for disclosure surrounding the fair value of the Company’s debt obligations, pension plan assets and derivative financial instruments, respectively.
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
     In September 2006, the FASB issued SFAS 158 which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan was effective as of the end of the fiscal period ending after December 15, 2006. The Company has adopted this requirement and the effects are reflected in the financial statements as of August 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, which the Company adopted in fiscal year 2009.
     On December 1, 2008, the Company adopted SFAS 161 which changes the disclosure requirements for derivative instruments and hedging activities. The Company will be required to provide enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s results of operations, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The additional disclosures required by SFAS 161 are included in Note 14 – “Derivative Financial Instruments and Hedging Activities.”
     On December 1, 2008, the Company adopted FASB Staff Position No. FAS 140-4 (“FSP 140-4”) and FASB Interpretation No. 46(R)-8 (“FIN 46(R)-8”), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 enhance disclosure regarding the transfer of financial assets and the use of variable interest entities. Adoption of this standard did not have a material impact on the Company’s results of operations, financial position or cash flows. Refer to Note 2 – “Accounts Receivable Securitizations” for further discussion.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and is required to be adopted by the Company beginning in the fourth quarter of fiscal year 2009. The Company adopted this statement in the fourth quarter of fiscal year 2009. The Company has performed an evaluation of subsequent events through October 22, 2009, which is the date the financial statements were issued.
b. Recently Issued Accounting Pronouncements:
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB. The Codification is to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles and it supersedes all existing non-SEC accounting and reporting standards. SFAS 168 also identifies the framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company expects that the adoption of SFAS 168 will not have a material impact on its financial position, results of operations or cash flows.
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
     In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in fiscal years beginning after November 15, 2009, and in interim periods within those fiscal years with earlier adoption prohibited. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.
     In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two-class method. According to FSP EITF 03-6-1, a share-based payment award is a participating security when the award includes nonforfeitable rights to dividends or dividend equivalents. The rights result in a noncontingent transfer of value each time an entity declares a dividend or dividend equivalent during the award’s vesting period. However, the award would not be considered a participating security if the holder forfeits the right to receive dividends or dividend equivalents in the event that the award does not vest. FSP EITF 03-6-1 is effective for financial statements issued in fiscal years beginning after December 15, 2008, and interim periods within those years. When adopted, its requirements are applied by recasting previously reported EPS. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest be accounted for similarly, as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary be measured at fair value. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial position, results of operations or cash flows.
16. Subsequent Events
     On September 24, 2009, the Company entered into an agreement with an unrelated third-party to sell the operations of Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe. Pending country-specific regulatory approvals and other closing conditions, the Company expects to finalize this transaction in the first quarter of fiscal year 2010 and currently anticipates recognizing an estimated loss on disposal in its Consolidated Statement of Operations of approximately $15.0 to $25.0 million, including approximately $4.0 million in transaction related fees to be settled in cash.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.
By:	/s/ Timothy L. Main
Timothy L. Main
President and Chief Executive Officer

Date: October 22, 2009

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
By:	/s/ William D. Morean William D. Morean	Chairman of the Board of Directors	October 22, 2009

By:	/s/ Thomas A. Sansone Thomas A. Sansone	Vice Chairman of the Board of Directors	October 22, 2009

By:	/s/ Timothy L. Main Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2009

By:	/s/ Forbes I.J. Alexander Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 22, 2009

By:	/s/ Mel S. Lavitt Mel S. Lavitt	Director	October 22, 2009

By:	/s/ Lawrence J. Murphy Lawrence J. Murphy	Director	October 22, 2009

By:	/s/ Frank A. Newman Frank A. Newman	Director	October 22, 2009

By:	/s/ Steven A. Raymund Steven A. Raymund	Director	October 22, 2009

By:	/s/ David M. Stout David M. Stout	Director	October 22, 2009

By:	/s/ Kathleen A. Walters Kathleen A. Walters	Director	October 22, 2009

SCHEDULE II
JABIL CIRCUIT, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions
	beginning	charged to costs		Balance at
	of period	and expenses	Write-offs	end of period
Allowance for uncollectible trade accounts receivable:
Fiscal year ended August 31, 2009	$10,116	$8,450	$(3,056)	$15,510

Fiscal year ended August 31, 2008	$10,559	$3,316	$(3,759)	$10,116

Fiscal year ended August 31, 2007	$5,801	$7,974	$(3,216)	$10,559

		Additions	Additions
	Balance at	charged to	charged to
	beginning	costs and	other		Balance at
	of period	expenses	accounts	Reductions	end of period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2009	$121,008	$308,560	$4,835	$(622)	$433,781

Fiscal year ended August 31, 2008	$117,275	$5,002	$61	$(1,330)	$121,008

Fiscal year ended August 31, 2007	$43,497	$6,726	$72,634	$(5,582)	$117,275

     See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description
3.1(4)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(15)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(6)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(9)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(9)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(16)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.6 (17)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.7 (18)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.8 (18)	—	Officer’s Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

10.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.

10.4(3)(7)	—	Jabil 2002 Employment Stock Purchase Plan.

10.5(3)	—	Jabil 2002 Stock Incentive Plan.

10.5a(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement.

10.5b(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement.

10.5c(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate.

10.5d(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement.

10.5e(12)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).

10.5f	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (current form).

10.5g(13)	—	Form of Stock Appreciation Right Agreement.

10.6(3)(10)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.7(3)(8)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10. 8(14)	—	Amended and Restated Five-Year Unsecured Revolving Credit Agreement dated as of July 19, 2007 between the Registrant; initial lenders and initial issuing banks named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, Royal Bank of Canada, Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch as co-documentation agents.

10.9 (19)	—	Underwriting Agreement, dated July 31, 2009, between Jabil Circuit, Inc., J.P. Morgan Securities Inc. and the several underwriters listed therein.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm.

Exhibit No.		Description
24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.

(6)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2006.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 4, 2009.