Form 10-Q
period 2009-11-30
JABIL CIRCUIT INC
filed 2010-01-07
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of December 22, 2009, there were 216,955,048 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	November 30,	August 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$852,067	$876,272
Trade accounts receivable, net of allowance for doubtful accounts of $15,218 at November 30, 2009 and $15,510 at August 31, 2009	1,392,344	1,260,962
Inventories	1,416,881	1,226,656
Prepaid expenses and other current assets	282,647	247,795
Income taxes receivable	44,988	37,448
Deferred income taxes	25,909	27,693

Total current assets	4,014,836	3,676,826

Property, plant and equipment, net of accumulated depreciation of $1,132,406 at November 30, 2009 and $1,131,765 at August 31, 2009	1,338,682	1,377,729
Goodwill	25,301	25,120
Intangible assets, net of accumulated amortization of $99,272 at November 30, 2009 and $98,772 at August 31, 2009	126,188	131,168
Deferred income taxes	56,331	49,673
Other assets	58,913	57,342

Total assets	$5,620,251	$5,317,858

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$147,111	$197,575
Accounts payable	2,210,740	1,938,009
Accrued expenses	572,025	537,851
Income taxes payable	17,137	11,831
Deferred income taxes	358	660

Total current liabilities	2,947,371	2,685,926

Notes payable, long-term debt and long-term lease obligations, less current installments	1,037,408	1,036,873
Other liabilities	67,910	70,124
Income tax liability	84,086	78,348
Deferred income taxes	6,479	4,178

Total liabilities	4,143,254	3,875,449

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 208,774,956 at November 30, 2009 and 208,022,841 at August 31, 2009	217	217
Additional paid-in capital	1,440,020	1,455,214
Retained earnings (accumulated deficit)	28,791	(13,700)
Accumulated other comprehensive income	206,966	196,972
Treasury stock at cost, 8,902,034 shares at November 30, 2009 and 8,683,917 shares at August 31, 2009	(206,829)	(203,541)

Total Jabil Circuit, Inc. stockholders’ equity	1,469,165	1,435,162
Noncontrolling interests	7,832	7,247

Total equity	1,476,997	1,442,409

Total liabilities and equity	$5,620,251	$5,317,858

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2009	2008
Net revenue	$3,088,256	$3,382,509
Cost of revenue	2,856,480	3,158,796

Gross profit	231,776	223,713
Operating expenses:
Selling, general and administrative	131,553	131,662
Research and development	7,697	5,655
Amortization of intangibles	7,105	8,035
Restructuring and impairment charges	3,435	621
Goodwill impairment charges	—	317,700
Loss on disposal of subsidiary	15,722	—

Operating income (loss)	66,264	(239,960)
Other expense	1,038	2,364
Interest income	(907)	(2,307)
Interest expense	20,116	23,734

Income (loss) before income taxes	46,017	(263,751)
Income tax expense	17,136	12,363

Net income (loss)	28,881	(276,114)
Net income (loss) attributable to noncontrolling interests, net of income tax expense	593	(257)

Net income (loss) attributable to Jabil Circuit, Inc.	$28,288	$(275,857)

Earnings (Loss) Per Share:
Income/(loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.13	$(1.34)

Diluted	$0.13	$(1.34)

Weighted average shares outstanding:
Basic	213,665	206,411

Diluted	215,059	206,411

Cash dividends declared per common share	$0.07	$0.07

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2009	2008
Net income (loss)	$28,881	$(276,114)

Other comprehensive income (loss):
Foreign currency translation adjustment	7,722	(149,028)
Change in fair market value of derivative instruments, net of tax	1,284	—
Amortization of loss on hedge arrangements, net of tax	988	600

Comprehensive income (loss)	$38,875	$(424,542)
Comprehensive income (loss) attributable to noncontrolling interests	593	(257)

Comprehensive income (loss) attributable to Jabil Circuit, Inc.	$38,282	$(424,285)

     Accumulated foreign currency translation gains were $246.4 million at November 30, 2009 and $238.7 million at August 31, 2009. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$28,881	$(276,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,058	71,556
Recognition of deferred grant proceeds	(489)	(528)
Amortization of loss on hedge arrangement	988	600
Amortization of bond issuance costs and discount	923	355
Recognition of stock-based compensation expense	13,981	14,818
Deferred income taxes	(199)	(8,272)
Restructuring and impairment charges	3,435	621
Non-cash goodwill impairment charges	—	317,700
Provision of allowance for doubtful accounts and notes receivable	234	439
Excess tax (benefit) shortage from options exercised	(85)	43
Loss (gain) on sale of property	2,823	(459)
Loss on disposal of subsidiary	12,756	—
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	(156,935)	(259,929)
Inventories	(186,429)	(128,468)
Prepaid expenses and other current assets	(32,411)	(87,256)
Other assets	672	(1,321)
Accounts payable and accrued expenses	310,213	315,203
Income taxes payable	2,847	7,684

Net cash provided by (used in) operating activities	74,263	(33,328)

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(400)
Acquisition of property, plant and equipment	(37,964)	(115,125)
Proceeds from sale of property, plant and equipment	2,827	1,404

Net cash used in investing activities	(35,137)	(114,121)

Cash flows from financing activities:
Borrowings under debt agreements	942,889	1,075,131
Payments toward debt agreements and capital lease obligations	(995,293)	(1,096,536)
Dividends paid to stockholders	(14,992)	(14,739)
Net proceeds from issuance of common stock under option and employee purchase plans	193	65
Treasury stock minimum tax withholding	(3,288)	(231)
Excess tax benefit (shortage) of options exercised	85	(43)

Net cash used in financing activities	(70,406)	(36,353)

Effect of exchange rate changes on cash and cash equivalents	7,075	(9,239)

Net decrease in cash and cash equivalents	(24,205)	(193,041)
Cash and cash equivalents at beginning of period	876,272	772,923

Cash and cash equivalents at end of period	$852,067	$579,882

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2009. Results for the three-month period ended November 30, 2009 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2010.
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.
     The Company has evaluated the subsequent events that occurred through January 7, 2010, the date of the filing of the Company’s first quarter Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing of this report that would have a material impact on the Condensed Consolidated Financial Statements.
Note 2. Inventories
     The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2009	2009

Raw materials	$1,011,476	$878,739
Work in process	249,606	208,266
Finished goods	155,799	139,651

Total inventories	$1,416,881	$1,226,656

Note 3. Earnings (Loss) Per Share and Dividends
a. Earnings (Loss) Per Share
     On September 1, 2009, the Company adopted accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore are included in the computation of earnings per share pursuant to the two-class method. For the Company, participating securities consist of unvested restricted stock awards. All prior-period earnings per share data has been retrospectively adjusted as required.
     The Company calculates its basic earnings (loss) per share by dividing net income (loss) attributable to Jabil Circuit, Inc. by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, participating securities are not included in the basic loss per share calculation as such participating securities are not contractually obligated to fund losses. The Company’s diluted earnings (loss) per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table sets forth the calculations of basic and diluted earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except per share data):

	Three months ended
	November 30,	November 30,
	2009	2008
Numerator:
Net income (loss) attributable to Jabil Circuit, Inc.	$28,288	$(275,857)

Denominator for basic and diluted earnings (loss) per share:
Weighted-average common shares outstanding	208,360	206,411
Share-based payment awards classified as participating securities	5,305	—	(2)

Denominator for basic earnings (loss) per share	213,665	206,411

	Three months ended
	November 30,		November 30,
	2009		2008
Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	301		—
Dilutive unvested non-participating restricted stock awards	1,093		—

Weighted-average common shares outstanding — diluted	215,059	(1)	206,411 (3)

Earnings (Loss) Per Share:
Income/(loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.13		$(1.34)

Diluted	$0.13		$(1.34)

(1)	For the three months ended November 30, 2009, options to purchase 6,688,903 shares of common stock and 7,997,567 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

(2)	For the three months ended November 30, 2008, 6,645,187 participating securities were excluded from the computation of loss per share due to the net loss for the period.

(3)	For the three months ended November 30, 2008, no potential common shares relating to the Company’s equity awards were included in the computation of diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the period. Accordingly, 17,541,647 common share equivalents which consist of stock options and restricted stock awards, and 8,048,099 stock appreciation rights were excluded from the computation of diluted loss per share.
b. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2009 and 2008:
Dividend Information

			Total cash
	Dividend	Dividend	dividends		Date of record for	Dividend cash
	declaration date	per share	declared		dividend payment	payment date
	(in thousands, except for per share data)
Fiscal year 2009:	October 24, 2008	$0.07	$14,916		November 17, 2008	December 1, 2008

Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).
Note 4. Stock-Based Compensation
     The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $14.0 million and $14.8 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2009 and 2008, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.3 million and $4.2 million which is included in income tax expense in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2009 and 2008, respectively. Included in the stock-based compensation expense recognized by the Company is $1.0 million and $0.9 million related to the Company’s employee stock purchase plan (“ESPP”) during the three months ended November 30, 2009 and 2008, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At November 30, 2009 and 2008, $0.3 million of stock-based compensation expense was classified as inventory costs on the Condensed Consolidated Balance Sheets.

     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the three months ended November 30, 2009 and 2008 was $0.2 million and $0.1 million, respectively. The proceeds for the three months ended November 30, 2009 and 2008 were offset by $3.3 million and $0.2 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 218,102 shares and 23,988 shares during the three months ended November 30, 2009 and 2008, respectively, of the Company’s common stock. The amounts have been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
     As described in Note 6 — “Commitments and Contingencies,” the Company is involved in a putative shareholder class action lawsuit and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. The Company has cooperated and intends to continue to cooperate with the U.S. Attorney’s office. The Company cannot, however, predict the outcome of the litigation or that investigation.
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
     In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of incentive stock options within the meaning of Section 422 Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 33,608,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 7,000,000 shares authorized in January 2002, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006, 3,000,000 shares authorized in August 2007, 2,500,000 shares authorized in January 2008 and 1,500,000 shares authorized in January 2009. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (the “CSOP Plan”) and for its French employees (the “FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.
     The 2002 Incentive Plan provides that the exercise price of all stock options and stock appreciation rights (collectively known as “Options”) generally shall be no less than the fair market value of shares of common stock on the date of grant. Exceptions to this general rule apply to grants of stock appreciation rights, grants of Options intended to preserve the economic value of stock option and other equity-based interests held by employees of acquired entities, and grants of Options intended to provide a material inducement for a new employee to commence employment with the Company. It is and has been the Company’s intention for the exercise price of Options granted under the 2002 Incentive Plan to be at least equal to the fair market value of shares of common stock on the date of grant. However, as we previously discussed in Note 2 — “Stock Option Litigation and Restatements” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ending August 31, 2006, a certain number of Options were identified that had a measurement date based on the date that the Compensation Committee or management (as appropriate) decided to grant the Options, instead of the date that the terms of such grants became final, and, therefore, the relating Options had an exercise price less than the fair market value of shares of common stock on the final date of measurement. As a result, the holders of the Options with an exercise price less than the fair market value of shares of common stock on the final date of measurement may incur adverse tax consequences. Such adverse tax consequences relate to the portions of such Options that vest after December 31, 2004 (“Section 409A Affected Options”) and subject the option holder to accelerated income taxation and a penalty tax under Internal Revenue Code Section 409A (“Section 409A”).
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
     The Company applies a lattice valuation model for Options granted subsequent to August 31, 2005, excluding those granted under the ESPP. The lattice valuation model is a more flexible analysis to value employee Options because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders. Prior to this change, the Company used the Black-Scholes model for valuing Options. The Company uses historical data to estimate the Option exercise and employee departure behavior used in the lattice valuation model. The expected term of Options granted is derived from the output of the option pricing model and represents the period of time that Options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the Options is based on the U.S. Treasury yield curve in effect at the time of grant. The volatility used for the lattice model is a constant volatility for all periods within the contractual term of the Option. The constant volatility is a weighted average of implied volatilities from traded Options and historical volatility corresponding to the contractual term of the Option. The expected dividend yield of Options granted is derived based on the expected annual dividend yield over the expected life of the Option expressed as a percentage of the stock price on the date of grant.
     The weighted-average grant-date fair value per share of Options granted during the three months ended November 30, 2009 and 2008 was $6.36 and $3.60, respectively. The total intrinsic value of Options exercised during the three months ended November 30, 2009 and 2008 was $5.1 thousand and $3.6 thousand, respectively. As of November 30, 2009, there was $18.0 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of Options vested during the three months ended November 30, 2009 and 2008 was $6.3 million and $5.4 million, respectively.
     Following are the weighted-average grant-date and range assumptions, where applicable, used for each respective period:

	Three months ended
	November 30,	November 30,
	2009	2008
Expected dividend yield	1.9%	4.3%
Risk-free interest rate	0.6% to 3.4%	0.0% to 2.9%
Weighted-average expected volatility	60.2%	68.2%
Weighted-average expected life	5.6 years	6.4 years
     The fair-value method is also applied to non-employee awards. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, cancelled or expire unexercised. At November 30, 2009 and August 31, 2009, $58.0 thousand and $47.0 thousand, respectively, related to non-employee stock-based awards were classified as a liability on the Company’s Condensed Consolidated Balance Sheets and a loss of $11.0 thousand and a gain of $141.0 thousand were recorded in the Condensed Consolidated Statements of Operations for the three months ended November 30, 2009 and 2008, respectively, resulting from re-measurement of the awards.
     At November 30, 2009, the Company had 111,414 Options outstanding that will be settled by the Company with cash. The Company classifies cash-settled awards as liabilities on the Condensed Consolidated Balance Sheets and measures these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Condensed Consolidated Statements of Operations at each reporting date. At November 30, 2009 and August 31, 2009, $0.2 million and $0.1 million, respectively, related to cash settled awards were recorded as a liability on the Condensed Consolidated Balance Sheets. The Company recognized a loss in the Condensed Consolidated Statements of Operations of $25.0 thousand for the three months ended November 30, 2009, and a gain of $53.0 thousand for the three months ended November 30, 2008 to record the awards at fair value.

     The following table summarizes Option activity from September 1, 2009 through November 30, 2009:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at September 1, 2009	5,128,096	15,021,674	$154	$24.04	4.9

Options authorized	—	—
Options expired	(914,596)	—		$22.99
Options granted(1)	—	28,570		$14.88
Options cancelled	1,074,886	(1,074,886)		$25.45
Restricted stock awards(2)	(4,153,453)	—
Options exercised	—	(14,616)		$13.21

Balance at November 30, 2009	1,134,933	13,960,742	$735	$24.09	4.9

Exercisable at November 30, 2009		11,872,231	$466	$24.13	4.4

(1)	Represents stock appreciation rights that will be settled in cash.

(2)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
b. Restricted Stock Awards
     Beginning in fiscal year 2005, the Company granted restricted stock awards to certain key employees pursuant to the 2002 Stock Incentive Plan. The awards granted in fiscal year 2005 vested during the first quarter of fiscal year 2010, which is five years from the date of grant. In fiscal year 2006, the Company began granting certain restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The performance-based restricted awards generally vest on a cliff vesting schedule over a three year period. The stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.
     During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the third quarter of fiscal year 2008. It was further determined in the fourth quarter of fiscal year 2008 that for restricted stock awards granted in fiscal year 2007, it was probable that none of the awards would vest, which resulted in an additional reversal of $7.6 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the fourth quarter of fiscal year 2008. During the second quarter of fiscal year 2009, it was determined that none of the restricted stock awards that were granted in fiscal year 2008 with performance conditions would vest. This change in estimate resulted in a reversal of $10.2 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the second quarter of fiscal year 2009. The restricted stock awards that were granted in fiscal years 2009 and 2010 continue to be recognized based on an estimated 100% performance goal, the probable outcome.
     The Company began granting time-based restricted stock to employees in fiscal year 2007. The time-based restricted shares granted generally vest on a graded vesting schedule over three years. The stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based upon the quoted market price of the Company’s common stock.
     In fiscal year 2008, the Company began granting certain restricted stock awards with a vesting condition that is tied to the Standard and Poor’s 500 Composite Index. Such a market condition must be considered in the grant date fair value of the award with such fair value determination made using a lattice model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.

     At November 30, 2009, there was $71.7 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.8 years.
     The following table summarizes restricted stock activity from September 1, 2009 through November 30, 2009:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at September 1, 2009	10,201,552	$15.50

Changes during the period
Shares granted(1)	5,712,671	$14.25
Shares vested	(955,601)	$15.13
Shares forfeited	(1,559,218)	$28.46

Nonvested balance at November 30, 2009	13,399,404	$13.49

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
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
     The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were no stock purchases under the ESPP for the three months ended November 30, 2009 and 2008, respectively. At November 30, 2009, a total of 4,664,702 shares had been issued under the ESPP.
Note 5. Concentration of Risk and Segment Data
a. Concentration of Risk
     The Company operates in 24 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that provides the electronics design, production, product management or aftermarket services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Three months ended
	November 30,	November 30,
	2009	2008
External net revenue:
Mexico	$843,129	$591,566
China	617,603	835,672
United States	428,882	543,538
Hungary	240,042	203,040
Malaysia	219,570	235,457
Brazil	134,732	161,503
Other	604,298	811,733

	$3,088,256	$3,382,509

	November 30,	August 31,
	2009	2009
Long-lived assets:
China	$409,416	$413,064
United States	252,697	252,574
Mexico	231,719	247,605
Taiwan	124,956	133,395
Malaysia	100,415	101,246
Poland	97,010	91,188
Hungary	79,243	80,618
India	74,751	76,443
Other	119,964	137,884

	$1,490,171	$1,534,017

     Total foreign source net revenue represented 86.1% of net revenue for the three months ended November 30, 2009 compared to 83.9% for the three months ended November 30, 2008.
     Sales of the Company’s products are concentrated among specific customers. For the three months ended November 30, 2009, the Company’s five largest customers accounted for approximately 45% of its net revenue and 48 customers accounted for approximately 90% of its net revenue. Sales to the above customers were reported in the Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”) operating segments.
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
     The Company derives its revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management, including the Chief Executive Officer, evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. The Company’s operating segments consist of three segments — Consumer, EMS and AMS.
     Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense, restructuring and impairment charges, goodwill impairment charges, loss on disposal of subsidiary, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, customer related machinery and equipment, intangible assets and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.
     The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30,	November 30,
	2009	2008
Net revenue
Consumer	$1,221,539	$1,228,283
EMS	1,667,194	1,992,492
AMS	199,523	161,734

	$3,088,256	$3,382,509

Segment income and reconciliation of net
income (loss) before income taxes

	Three months ended
	November 30,	November 30,
	2009	2008
Consumer	$33,044	$44,468
EMS	57,008	46,409
AMS	16,455	10,337

Total segment income	106,507	101,214
Reconciling items:
Stock-based compensation expense	13,981	14,818
Amortization of intangibles	7,105	8,035
Restructuring and impairment charges	3,435	621
Goodwill impairment charges	—	317,700
Loss on disposal of subsidiary	15,722	—
Other expense	1,038	2,364
Interest income	(907)	(2,307)
Interest expense	20,116	23,734

Income (loss) before income taxes	$46,017	$(263,751)

	November 30,	August 31,
	2009	2009
Total assets
Consumer	$1,790,018	$1,723,934
EMS	2,100,555	2,017,575
AMS	257,485	280,126
Other non-allocated assets	1,472,193	1,296,223

	$5,620,251	$5,317,858

          See Note 7 — “Restructuring and Impairment Charges” for a discussion of the Company’s restructuring plans initiated in fiscal years 2009 and 2006.
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
          On May 3, 2006, the Company’s Board of Directors appointed a Special Committee that reviewed the allegations asserted in all of the above derivative actions and concluded that the evidence did not support a finding of intentional manipulation of stock option grant pricing by any member of management. In addition, the Special Committee concluded that it was not in the Company’s best interests to pursue the derivative actions and stated that it would assert that position on the Company’s behalf in each of the pending derivative lawsuits. The Special Committee identified certain factors related to the controls surrounding the process of accounting for option grants that contributed to the accounting errors that led to a restatement of certain of the Company’s historical consolidated financial statements.
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
          In addition to the derivative actions, on September 18, 2006, a putative shareholder class action was filed in the U.S. District Court for the Middle District of Florida, Tampa Division against the Company and various present and former officers and directors, including Forbes I.J. Alexander, Scott D. Brown, Laurence S. Grafstein, Mel S. Lavitt, Chris Lewis, Timothy Main, Mark T. Mondello, William D. Morean, Lawrence J. Murphy, Frank A. Newman, Steven A. Raymund, Thomas A. Sansone and Kathleen A. Walters on behalf of a proposed class of plaintiffs comprised of persons that purchased the Company’s shares between September 19, 2001 and June 21, 2006. A second putative class action, containing virtually identical legal claims and allegations of fact was filed on October 12, 2006. The two actions were consolidated into a single proceeding (the “Consolidated Class Action”) and on January 18, 2007, the Court appointed The Laborers Pension Trust Fund for Northern California and Pension Trust Fund for Operating Engineers as lead plaintiffs in the action. On March 5, 2007, the lead plaintiffs filed a consolidated class action complaint (the “Consolidated Class Action Complaint”). The Consolidated Class Action Complaint is purported to be brought on behalf of all persons who purchased the Company’s publicly traded securities between September 19, 2001 and December 21, 2006, and names the Company and certain of its current and former officers, including Forbes I.J. Alexander, Scott D. Brown, Wesley B. Edwards, Chris A. Lewis, Mark T. Mondello, Robert L. Paver and Ronald J. Rapp, as well as certain of the Company’s directors, Mel S. Lavitt, William D. Morean, Frank A. Newman, Laurence S. Grafstein, Steven A. Raymund, Lawrence J. Murphy, Kathleen A. Walters and Thomas A. Sansone, as defendants. The Consolidated Class Action Complaint alleged violations of Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules promulgated thereunder. The Consolidated Class Action Complaint alleged that the defendants engaged in a scheme to fraudulently backdate the grant dates of options for various senior officers and directors, causing the Company’s consolidated financial statements to understate management compensation and overstate net earnings, thereby inflating the Company’s stock price. In addition, the complaint alleged that the Company’s proxy statements falsely stated that it had adhered to its option grant policy of granting options at the closing price of its shares on the trading date immediately prior to the date of the grant. Also, the complaint alleged that the defendants failed to timely disclose the facts and circumstances that led the Company, on June 12, 2006, to announce that it was lowering its prior guidance for net earnings for the third quarter of fiscal year 2006. On April 30, 2007, the plaintiffs filed a First Amended Consolidated Class Action Complaint asserting claims substantially similar to the Consolidated Class Action Complaint it replaced but adding additional allegations relating to the restatement of earnings previously announced in connection with the correction of errors in the calculation of compensation expense for certain stock option grants. The Company filed a motion to dismiss the First Amended Consolidated Class Action Complaint on June 29, 2007. The plaintiffs filed an opposition to the Company’s motion to dismiss, and the Company then filed a reply memorandum in further support of its motion to dismiss on September 28, 2007. On April 9, 2008, the Court dismissed the First Amended Consolidated Class Action Complaint without prejudice and with leave to amend such complaint on or befor e May 12, 2008.
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
          On January 26, 2009, the Court dismissed the Second Amended Class Action Complaint with prejudice. The plaintiffs appealed this dismissal on February 20, 2009, and oral arguments occurred in December 2009. The Company believes that the Second Amended Class Action Complaint is without merit and it will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.
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
b. Warranty Provision
     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability for the three months ended November 30, 2009 and 2008 is as follows (in thousands):

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties	3,099
Settlements made	(1,982)

Balance at November 30, 2009	$15,397

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties	2,664
Settlements made	(2,828)

Balance at November 30, 2008	$9,713

Note 7. Restructuring and Impairment Charges
a. 2009 Restructuring Plan
     On January 22, 2009 (the second quarter of fiscal year 2009), the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain geographies and to reduce its worldwide workforce in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size the Company’s manufacturing facilities to increase the efficiencies of the Company’s operations. In conjunction with the 2009 Restructuring Plan, the Company currently expects to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $13.1 million on certain net deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, the Company charged $3.5 million of restructuring and impairment costs during the three months ended November 30, 2009 to the Condensed Consolidated Statements of Operations. These charges related to the 2009 Restructuring Plan include approximately $3.2 million related to lease commitment costs and approximately $0.5 million related to fixed asset impairments, offset by a reversal of approximately $0.2 million related to previously recognized employee severance and termination benefit costs.
     These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through November 30, 2009 of approximately $57.2 million include cash costs totaling approximately $50.3 million. The cash costs of approximately $50.3 million consist of employee severance and termination benefit costs of approximately $46.9 million, lease commitment costs of approximately $3.3 million and other restructuring costs of approximately $0.1 million. Non-cash costs of approximately $6.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
     At November 30, 2009, accrued liabilities of approximately $24.2 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of approximately $3.6 million is expected to be paid primarily through fiscal year 2011.
     Employee severance and termination benefit cost reversals of approximately $0.2 million recorded during the three months ended November 30, 2009 are primarily related to the true-up of the outstanding employee severance and termination benefit liability, which was recorded during fiscal year 2009. To date, approximately 4,000 employees have been included in the 2009 Restructuring Plan. The lease commitment costs of approximately $3.2 million recorded during the three months ended November 30, 2009 primarily relates to a facility in the Americas that was substantially vacated during the quarter. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $0.5 million for the three months ended November 30, 2009.
     In addition, as part of the 2009 Restructuring Plan, management determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, the Company recorded a valuation allowance of $13.1 million on net deferred tax assets for fiscal year 2009. The valuation allowances are excluded from the table below as they were recorded to income tax expense in the Condensed Consolidated Statements of Operations.
     The tables below set forth the significant components and activity in the 2009 Restructuring Plan during the three months ended November 30, 2009 (in thousands):

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	November 30, 2009
Employee severance and termination benefits	$30,845	$(185)	$1,144	$(6,774)	$25,030
Lease commitment costs	—	3,191	—	(424)	2,767
Fixed asset impairment	—	499	(499)	—	—
Other	—	36	—	(36)	—

Total	$30,845	$3,541	$645	$(7,234)	$27,797

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	November 30, 2009
Consumer	$709	$(23)	$24	$(56)	$654
EMS	26,298	3,591	505	(4,643)	25,751
AMS	3,838	(27)	116	(2,535)	1,392

Total	$30,845	$3,541	$645	$(7,234)	$27,797

b. 2006 Restructuring Plan
     In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company reversed $0.1 million of previously recognized restructuring and impairment costs during the three months ended November 30, 2009 compared to a charge of $0.6 million of restructuring and impairment costs during the three months ended November 30, 2008. The restructuring and impairment cost reversal for the three months ended November 30, 2009 consists of $0.2 million related to lease commitment costs, offset by additional employee severance and termination benefit costs of $0.1 million. The restructuring and impairment costs for the three months ended November 30, 2008 include $0.4 million related to employee severance and termination benefit costs and $0.2 million related to lease commitment costs.
     These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through November 30, 2009 of $207.3 million include cash costs totaling $158.4 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $27.1 million was paid in fiscal year 2009, $1.8 million was paid in the first quarter of fiscal year 2010 and $6.0 million is expected to be paid primarily through fiscal year 2011. The cash costs consist of employee severance and termination benefit costs of approximately $144.0 million, costs related to lease commitments of approximately $20.6 million and other restructuring costs of approximately $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
     At November 30, 2009, accrued liabilities of approximately $2.8 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $3.8 million relate primarily to the charges for certain lease commitment costs and employee severance and termination benefits payments that are expected to be paid primarily through fiscal year 2011.
     Employee severance and termination benefits of $0.1 million and $0.4 million recorded in the three months ended November 30, 2009 and 2008, respectively, are related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment cost reversals of $0.2 million recorded in the three months ended November 30, 2009 and additional lease commitment costs of $0.2 million recorded in the three months ended November 30, 2008 primarily relate to future lease payments for facilities that were vacated in the Americas and Europe.
     The Company has substantially completed restructuring activities under the 2006 Restructuring Plan. Approximately $1.1 million of remaining contract termination costs are expected to be incurred over the remainder of fiscal year 2010 and fiscal year 2011.
     In addition, as part of the 2006 Restructuring Plan, management determined that it was more likely than not that certain entities within foreign jurisdictions would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $38.8 million on net deferred tax assets as part of the 2006 Restructuring Plan prior to September 1, 2009. The valuation allowances are excluded from the table below as they were recorded to income tax expense in the Condensed Consolidated Statements of Operations. See Note 4 — “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009 for further discussion of the Company’s net deferred tax assets and provision for income taxes.
     The tables below set forth the significant components and activity in the 2006 Restructuring Plan during the three months ended November 30, 2009 (in thousands):

	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	November 30, 2009
Employee severance and termination benefits	$5,736	$123	$239	$(1,369)	$4,729
Lease commitment costs	2,057	(229)	2	(412)	1,418
Other	419	—	19	—	438

Total	$8,212	$(106)	$260	$(1,781)	$6,585

			Asset
			Impairment
			Charges and	Cash
	Liability Balance at	Restructuring	Other Non-Cash	(Payments)	Liability Balance at
	August 31, 2009	Related Charges	Activity	Proceeds	November 30, 2009
Consumer	$3,606	$75	$158	$(273)	$3,566
EMS	4,190	(181)	84	(1,508)	2,585
AMS	416	—	18	—	434

Total	$8,212	$(106)	$260	$(1,781)	$6,585

Note 8. Goodwill and Other Intangible Assets
     The Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. The Company consistently determines the fair market value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of loss, if any.
     The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test.
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2009 (in thousands):

	Balance at		Foreign	Balance at
	August 31,		Currency	November 30,
Reportable Segment	2009	Adjustments	Impact	2009
AMS	$25,120	$—	$181	$25,301

Total	$25,120	$—	$181	$25,301

     Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at November 30, 2009 and August 31, 2009 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
November 30, 2009	amount	amortization	amount
Contractual agreements and customer relationships	$94,127	$(43,136)	$50,991
Intellectual property	83,635	(56,136)	27,499
Trade name	47,698	—	47,698

Total	$225,460	$(99,272)	$126,188

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2009	amount	amortization	amount
Contractual agreements and customer relationships	$99,583	$(46,313)	$53,270
Intellectual property	83,729	(52,459)	31,270
Trade names	46,628	—	46,628

Total	$229,940	$(98,772)	$131,168

     The weighted-average amortization period for aggregate net intangible assets at November 30, 2009 is 6.9 years, which includes a weighted-average amortization period of 9.1 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for net intellectual property.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2010 (remaining nine months)	$19,006
2011	22,255
2012	14,157
2013	9,000
2014	7,686
Thereafter	6,386

Total	$78,490

Note 9. Accounts Receivable Securitizations
a. North American Asset-Backed Securitization Program
     In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million. The securitization program is accounted for as a sale. Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 18, 2009 expires on March 17, 2010.
     For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company is assessed a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, a usage fee on the utilized portion of the facility is equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.
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
     At November 30, 2009, the Company had sold $418.8 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $164.5 million and retained an interest in the receivables of approximately $254.3 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $1.0 million during the three months ended November 30, 2009 compared to approximately $2.3 million during the three months ended November 30, 2008, which are recorded in other expense in the Condensed Consolidated Statements of Operations.
b. Foreign Asset-Backed Securitization Program
     On April 7, 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program, as amended on March 19, 2009, expires on March 18, 2010.

     At November 30, 2009, the Company had $81.9 million of debt outstanding under the program. In addition, the Company incurred interest expense of $0.7 million and $2.0 million recorded in the Condensed Consolidated Statements of Operations during the three months ended November 30, 2009 and 2008, respectively.
c. Accounts Receivable Factoring Agreements
     In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in the Condensed Consolidated Statements of Operations in the period of the sale. The factoring agreement was extended in September 2009 and currently expires on March 31, 2010.
     The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.
     At November 30, 2009, the Company had sold $19.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $19.7 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $22.1 thousand for the three months ended November 30, 2009 and $61.0 thousand for the three months ended November 30, 2008 which was recorded to other expense in the Condensed Consolidated Statements of Operations.
     In July 2007 and August 2009, the Company entered into separate agreements with unrelated third parties (the “Purchasers”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale. Under the terms of the agreements, the Company transfers ownership of eligible trade accounts receivable to the Purchasers in exchange for cash; however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheets until the cash is received by the Purchasers from the Company’s customer for the trade accounts receivable. The Company had an outstanding liability of approximately $1.7 million and $1.5 million on the Condensed Consolidated Balance Sheets at November 30, 2009 and August 31, 2009, respectively, related to these agreements.
Note 10. Retirement Benefits
     The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom, which provides benefits based on average employee earnings over a three-year service period preceding retirement and (b) primarily unfunded retirement plans mainly in Taiwan, France, Germany, Japan, The Netherlands, Poland and Austria, which provide benefits based upon years of service and compensation at retirement.
     There are no domestic pension or postretirement benefit plans maintained by the Company.
     The components of net periodic benefit cost for the Company’s pension plans are as follows (in thousands):

	Three months ended
	November 30,	November 30,
	2009	2008
Service cost	$399	$520
Interest cost	1,510	1,674
Expected long-term return on plan assets	(1,119)	(1,193)
Amortization of prior service cost	(31)	(9)
Recognized actuarial loss	323	328

Net periodic benefit cost	$1,082	$1,320

     For the three months ended November 30, 2009, the Company has made contributions of approximately $0.9 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2010 contributions to approximate $3.6 million to $4.3 million.
Note 11. Notes Payable, Long-Term Debt and Long-Term Lease Obligations
     Notes payable, long-term debt and long-term lease obligations outstanding at November 30, 2009 and August 31, 2009 are summarized below (in thousands).

	November 30,	August 31,
	2009	2009
5.875% Senior Notes due 2010 (a)	$5,064	$5,064
7.750% Senior Notes due 2016 (b)	300,493	300,063
8.250% Senior Notes due 2018	396,854	396,758
Short-term factoring debt	1,657	1,468
Borrowings under credit facilities	17,080	21,313
Borrowings under loans	381,449	384,485
Securitization program obligations	81,886	125,291
Miscellaneous borrowings	36	6

Total notes payable, long-term debt and long-term lease obligations	1,184,519	1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	147,111	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,037,408	$1,036,873

     The $5.1 million of 5.875% senior unsecured notes (the “5.875% Senior Notes”), $312.0 million of 7.750% senior unsecured notes (the “7.750% Senior Notes”) and $400.0 million of 8.250% senior unsecured notes (the “8.250% Senior Notes”) outstanding are carried at cost. The estimated fair value of these senior notes was approximately $5.1 million, $319.8 million and $422.0 million, respectively, at November 30, 2009. The fair value estimates are based upon non-binding market quotes that are corroborated by observable market data (level 2 criteria).
a. 5.875% Senior Notes Tender Offer
     During the fourth quarter of fiscal year 2003, the Company issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. The Company is subject to covenants such as: limitation upon its consolidation, merger or sale; limitation upon its liens; limitation upon its sales and leasebacks; limitation upon its subsidiaries’ funded debt; limitation on guarantees given by its subsidiaries for its indebtedness; its corporate existence; reports; and compliance and notice requirements. During the fourth quarter of fiscal year 2009, the Company repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which it also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of the validly tendered 5.875% Senior Notes resulted in a charge of $10.5 million, which was recorded to other expense in the Condensed Consolidated Statements of Operations for the fiscal year ended August 31, 2009.
b. 7.750% Senior Notes Offering
     During the fourth quarter of fiscal year 2009, the Company completed its offering of $312.0 million in aggregate principal amount of publicly-registered 7.750% Senior Notes that mature on July 15, 2016 resulting in net proceeds of approximately $300.0 million. Interest on the 7.750% Senior Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2010. The 7.750% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on the Company’s and/or its subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); guarantee any of its indebtedness (which only applies to its subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person. The Company is also subject to a covenant regarding its repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”
Note 12. Derivative Financial Instruments and Hedging Activities
     The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, where deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivatives instruments are foreign currency fluctuation risk and interest rate risk.
     All derivative instruments are recorded on the Condensed Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”), net of tax, and is subsequently reclassified into the line item in the Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized currently in earnings.
     For derivatives accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instruments as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows on the related underlying exposures.
a. Foreign Currency Risk Management
     Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. At November 30, 2009, a hedging relationship existed that related to certain anticipated foreign currency denominated expenses, with an aggregate notional amount outstanding at November 30, 2009 of $49.4 million. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated expenses against foreign currency fluctuations. The anticipated foreign currency denominated expenses being hedged are expected to occur between December 1, 2009 and September 30, 2010.
     In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2009 and 2008 was $700.9 million and $1.7 billion, respectively.
     The following table presents the Company’s assets and liabilities related to foreign forward exchange contracts measured at fair value on a recurring basis as of November 30, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$15,894	$—	$15,894

Liabilities:
Forward foreign exchange contracts	—	(9,086)	—	(9,086)

Total	$—	$6,808	$—	$6,808

     The Company’s forward foreign exchange contracts are measured on a recurring basis based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2009 (in thousands):

Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and
	other current assets	$2,586	Accrued expense	$—
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and
	other current assets	$13,308	Accrued expense	$9,086
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the three months ended November 30, 2009 (in thousands):

			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss)		(Loss) Recognized in
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain	Income on Derivative
	in OCI on	AOCI	AOCI	(Loss) Recognized in	(Ineffective Portion
	Derivative	into Income	into Income	Income on Derivative	and Amount Excluded
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	from Effectiveness
Derivatives in Cash	for the Three months	for the Three months	for the Three months	and Amount Excluded	Testing) for the
Flow Hedging	ended November 30,	ended November 30,	ended November 30,	from Effectiveness	Three months ended
Relationship	2009	2009	2009	Testing)	November 30, 2009
Forward foreign exchange contracts	$1,773	Cost of revenue	$636	Cost of revenue	$627
     As of November 30, 2009, the Company estimates that it will reclassify into earnings during the next twelve months income of approximately $1.5 million from the amounts recorded in AOCI as the anticipated cash flows occur.
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the three months ended November 30, 2009 (in thousands):

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss) Recognized in	Income on Derivative for the Three Months
Derivatives not designated as hedging instruments	Income on Derivative	ended November 30, 2009
Forward foreign exchange contracts	Cost of revenue	$(3,900)
     At November 30, 2009, the Company recognized a net unrealized gain of approximately $4.2 million on forward foreign exchange contracts not designated as hedging instruments which was recorded to the cost of revenue line in the Condensed Consolidated Statements of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.
b. Interest Rate Risk Management
     The Company enters into interest rate swaps to manage interest rate risk associated with the Company’s variable rate borrowings. At November 30, 2009, a hedging relationship existed that related to $100.0 million of the Company’s variable rate debt. The swap is accounted for as a cash flow hedge. This interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments. Under the terms of the swap, the Company will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.
     The following table presents the Company’s assets and liabilities related to the interest rate swap measured at fair value on a recurring basis as of November 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap	$—	$—	$—	$—

Liabilities:
Interest rate swap	—	(109)	—	(109)

Total	$—	$(109)	$—	$(109)

     The Company’s interest rate swap is measured on a recurring basis based on the LIBOR forward rate as quoted by certain financial institutions.
     The following table presents the fair value of the derivative instruments located on the Condensed Consolidated Balance Sheets utilized for interest rate risk management purposes at November 30, 2009 (in thousands):

Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Interest rate swap	Not applicable	$—	Accrued expense	$(109)
     The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the three months ended November 30, 2009 (in thousands):

Amount of Gain
(Loss) Recognized in
			Amount of Gain		Income on Derivative
	Amount of Gain	Location of Gain (Loss)	(Loss)		(Ineffective Portion
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain	and Amount Excluded
	in OCI on	AOCI	AOCI	(Loss) Recognized in	from Effectiveness
	Derivative	into Income	into Income	Income on Derivative	Testing)
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	for the Three
Derivatives in Cash Flow	for the Three months	for the Three months	for the Three months	and Amount Excluded	months
Hedging	ended November 30,	ended November 30,	ended November 30,	from Effectiveness	ended November 30,
Relationship	2009	2009	2009	Testing)	2009
Interest rate swap	$(13)	Interest expense	$(160)	Interest expense	$—
     As of November 30, 2009, the Company estimates that it will reclassify into earnings during the next twelve months income of approximately $0.1 million from the amount recorded in AOCI as the anticipated cash flows occur for the above noted interest rate swap.
     The changes related to cash flow hedges included in AOCI are as follows (in thousands):

Three months ended
November 30, 2009
Balance, August 31, 2009	$143
Net gain for the period	1,760
Net gain transferred to earnings	(476)

Balance, November 30, 2009	$1,427

Note 13. Loss on Disposal of Subsidiary
     On October 27, 2009, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to JCA Acquisition Company Limited, an unrelated third-party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million in the first quarter of 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiary on the Condensed Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of closing.
Note 14. New Accounting Guidance
a. Recently Adopted Accounting Guidance
     Effective July 2009, the Financial Accounting Standards Board (“FASB”) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on the Company’s consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.
     In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in the Company’s accounting policy effective September 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent’s equity, rather than as a liability. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
     In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.
     In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and any participating securities as if all earnings for the period had been distributed. The Company’s participating securities consist of unvested restricted stock awards. The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2009 and requires that all prior-period earnings per share data that is presented be adjusted retrospectively. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements. Refer to Note 3 — “Earnings (Loss) Per Share and Dividends” for further discussion on adoption of this accounting guidance.
     In September 2006, the FASB issued accounting guidance that provided a common definition of fair value and established a framework to make the measurement of fair value under U.S. GAAP more consistent and comparable. It also required expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. In February 2008, the FASB issued accounting guidance which permitted a one-year deferral of the application of such fair value accounting guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the non-deferred portion of this accounting guidance as of September 1, 2008 and the deferred portion as of September 1, 2009. The adoption did not have a significant impact on the Company’s consolidated financial statements.
b. Recently Issued Accounting Guidance
     In June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”). The new accounting guidance will result in a change in the Company’s accounting policy effective September 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is currently evaluating the potential impact that this change will have, if any, on its consolidated financial statements.
     In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. This new guidance will be effective for the Company on September 1, 2010. The Company is currently evaluating the potential impacts that this change in accounting policy will have, if any, on its consolidated financial statements.
     In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The Company will provide the required disclosures beginning with the Company’s Form 10-K for the year ending August 31, 2010. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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
     For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained elsewhere in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2009, any subsequent Reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on revenue, net of estimated product return costs, (“net revenue”) for the three months ended November 30, 2009 our largest customers currently include Cisco Systems, Inc., DIRECTV, Inc., EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, LG Electronics Inc., NetApp. Inc., Nokia Corporation, Pace plc and Research in Motion Limited. For the three months ended November 30, 2009, we had net revenues of approximately $3.1 billion and net income of approximately $28.3 million.
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
     We manage our business and operations in three divisions — Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”). We believe that these divisions provide cost-effective solutions for our customers by grouping business units with similar needs together into divisions, each with full accountability for design, operations, supply chain management and delivery. Our Consumer division has dedicated resources designed to meet the particular needs of the consumer products industry and focuses on cell phones and mobile products, televisions, set-top boxes and peripheral products such as printers. Our EMS division focuses on business sectors such as, aerospace, automotive, computing, defense, industrial, instrumentation, medical, networking, solar, storage and telecommunications businesses. Our AMS division provides warranty and repair services to customers in a broad range of industries, including certain of our manufacturing customers.
     The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies turned to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. After several years of growth, our net revenues for fiscal year 2009 declined by approximately 8.6% to $11.7 billion as compared to $12.8 billion for fiscal year 2008. This decline was largely the result of a deteriorating macro-economic environment within the last fifteen to eighteen months which resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. Such economic conditions led us to implement the 2009 Restructuring Plan. See Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, may negatively impact our results of operations.
     Though significant uncertainty remains regarding the extent and timing of the economic recovery, we continue to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are having a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.
Summary of Results
     Net revenues for the first quarter of fiscal year 2010 decreased approximately 8.7% to $3.1 billion compared to $3.4 billion for the same period of fiscal year 2009 due to decreases in all of our sectors, except for the mobility and instrumentation and medical sectors, as wells as the AMS division. These decreases were largely due to the reductions in customer demand resulting from the downturn in the global macro-economic environment.
     During the second quarter of fiscal year 2009, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce by approximately 3,000 employees in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities were intended to address market conditions and properly size our manufacturing facilities to increase the efficiencies of our operations. Based on the analysis completed to date, we currently expect to recognize approximately $64.0 million in pre-tax restructuring and impairment costs and reduce our worldwide headcount by a total of approximately 4,000 employees over the course of fiscal years 2009 and 2010. In addition, we recorded a valuation allowance of $13.1 million on certain net deferred tax assets for fiscal year 2009. The restructuring charges include pre-tax employee severance and termination benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Based on the ongoing assessment of market conditions, it is possible that we may perform additional restructuring activities in the future. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges” and Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors — We face risks arising from the restructuring of our operations.”
     The following table sets forth, for the three-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30,	November 30,
	2009	2008
Net revenue	$3,088,256	$3,382,509
Gross profit	$231,776	$223,713
Operating income (loss)	$66,264	$(239,960)
Net income (loss) attributable to Jabil Circuit, Inc	$28,288	$(275,857)
Income (loss) per share — basic	$0.13	$(1.34)
Income (loss) per share — diluted	$0.13	$(1.34)
Cash dividend per share — declared	$0.07	$0.07
Key Performance Indicators
     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	November 30,	August 31,	May 31,	February 28,
	2009	2009	2009	2009
Sales cycle	16 days	16 days	22 days	20 days
Inventory turns	8 turns	9 turns	8 turns	8 turns
Days in trade accounts receivable	41 days	41 days	40 days	36 days
Days in inventory	45 days	42 days	46 days	46 days
Days in accounts payable	70 days	67 days	64 days	62 days

     The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2009, days in trade accounts receivable remained consistent at 41 days as compared to the prior sequential quarter. During the three months ended November 30, 2009, days in inventory increased three days to 45 days and inventory turns decreased one turn to eight turns as compared to the prior consecutive quarter, primarily due to increased inventory levels to support higher demand for consumer products during the holiday selling season. During the three months ended November 30, 2009, days in accounts payable increased three days to 70 days as compared to 67 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.
Critical Accounting Policies and Estimates
     The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. It has been difficult to make predictions and estimates based on our historical experience due to the uncertain economic circumstances present in the macro-economic environment. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
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
Long-Lived Assets
     We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) or asset group(s) are expected to generate. If the carrying amount of an asset or an asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as either the present value of estimated future cash flows or the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy or adverse economic conditions. For further discussion of our current restructuring program, refer to Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges.”

     We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of amortizable intangible assets impacts the amounts allocable to goodwill.
     We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. We consistently determine the fair market value of our reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of loss, if any.
     We completed our annual impairment test for goodwill during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test.
Restructuring and Impairment Charges
     We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of certain facilities, and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management and our Board of Directors. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges.”
Retirement Benefits
     We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 10 — “Retirement Benefits” to the Condensed Consolidated Financial Statements.
Income Taxes
     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the consolidated financial statements. Our judgments regarding future taxable income and uncertain tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
Stock-Based Compensation
     We began recognizing stock-based compensation expense in our Condensed Consolidated Statements of Operations on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice valuation model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 — “Stock-Based Compensation” to the Condensed Consolidated Financial Statements and “Risk Factors — The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Condensed Consolidated Financial Statements have resulted in litigation and regulatory inquiries and may result in future litigation, which could have a material adverse effect on us.”
Recent Accounting Guidance
     See Note 14 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2009	2008
Net revenue	100.0%	100.0%
Cost of revenue	92.5%	93.4%

Gross profit	7.5%	6.6%
Operating expenses:
Selling, general and administrative	4.3%	3.9%
Research and development	0.2%	0.2%
Amortization of intangibles	0.2%	0.2%
Restructuring and impairment charges	0.1%	0.0%
Goodwill impairment charges	0.0%	9.4%
Loss on disposal of subsidiary	0.5%	0.0%

Operating income (loss)	2.2%	(7.1)%

Other expense	0.0%	0.1%
Interest income	0.0%	(0.1)%
Interest expense	0.7%	0.7%

Income (loss) before income taxes	1.5%	(7.8)%
Income tax expense	0.6%	0.4%

Net income (loss)	0.9%	(8.2)%
Net income (loss) attributable to noncontrolling interests, net of income tax expense	0.0%	0.0%

Net income (loss) attributable to Jabil Circuit, Inc	0.9%	(8.2)%

For the Three Months Ended November 30, 2009 Compared to the Three Months Ended November 30, 2008
     Net Revenue. Our net revenue for the three months ended November 30, 2009 decreased 8.7% to $3.1 billion from $3.4 billion for the three months ended November 30, 2008. Specific decreases include a 29% decrease in the sale of digital home office products; a 27% decrease in the sale of telecom products; a 26% decrease in the sale of networking products; a 24% decrease in the sale of computing and storage products; and a 23% decrease in the sale of other products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment. These decreases were partially offset by a 23% increase in the sale of aftermarket services products; a 4% increase in the sale of instrumentation and medical products and a 35% increase in the sale of mobility products predominately related to the production of new products with an existing customer within the sector.
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

     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the weakened macro-economic environment; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive sector seasonality in our business; and business growth from new and existing customers, including production of new products in the mobility sector. During the first quarter of fiscal year 2010, we began to report the display and peripheral sectors as a combined sector called digital home office. In addition, the automotive sector is no longer reported separately and has been combined in the other sector.

	Three months ended
	November 30,	November 30,
	2009	2008
EMS
Computing and Storage	9%	11%
Instrumentation and Medical	20%	18%
Networking	15%	18%
Telecommunications	5%	7%
Other	5%	5%

Total EMS	54%	59%

Consumer
Digital Home Office	16%	20%
Mobility	24%	16%

Total Consumer	40%	36%

Total AMS	6%	5%

Total	100%	100%

     Foreign source revenue represented 86.1% of net revenue for the three months ended November 30, 2009. This is compared to 83.9% of net revenue for the three months ended November 30, 2008, respectively. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next twelve months.
     Gross Profit. Gross profit increased to $231.8 million (7.5% of net revenue) for the three months ended November 30, 2009 from $223.7 million (6.6% of net revenue) for the three months ended November 30, 2008. The increase in gross profit on an absolute basis and as a percentage of net revenue for the three months ended November 30, 2009 versus the same period in the prior fiscal year was primarily due to the realization of certain cost savings associated with initiatives that we commenced in fiscal year 2009 to reduce our cost structure in order to better align with lower demand levels.
     Selling, General and Administrative. Selling, general and administrative expenses decreased to $131.6 million (4.3% of net revenue) for the three months ended November 30, 2009 from $131.7 million (3.9% of net revenue) for the three months ended November 30, 2008. On an absolute dollar basis, selling, general and administrative expenses remained relatively constant between these periods.
     Certain of our selling, general and administrative costs are generally necessary to support our business and the need for such support does not immediately change as a result of our revenues increasing or decreasing. On a percentage basis, the increase in selling, general and administrative expenses, therefore, was primarily due to our revenues decreasing at a higher rate than certain of our selling, general and administrative costs as compared to the three months ended November 30, 2008.
     Research and Development. Research and development expenses increased to $7.7 million (0.2% of net revenue) for the three months ended November 30, 2009 from $5.7 million (0.2% of net revenue) for the three months ended November 30, 2008. The increase is attributed primarily to increased customer interest in Consumer division technology-based services which has driven more proactive research activity.
     Amortization of Intangibles. We recorded $7.1 million of amortization of intangible assets for the three months ended November 30, 2009 as compared to $8.0 million for the three months ended November 30, 2008. The decrease is primarily attributable to certain intangible assets that became fully amortized since November 30, 2008. For additional information regarding purchased intangibles, see Note 8 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

     Loss on Disposal of Subsidiary. On October 27, 2009, we sold the operations of Jabil Circuit Automotive, SAS, an automotive electronic manufacturing subsidiary located in Western Europe to JCA Acquisition Company Limited, an unrelated third-party. In connection with this sale, we recorded a loss on disposition of approximately $15.7 million, which includes approximately $4.2 million in transaction costs incurred in connection with the sale.
     Restructuring and Impairment Charges.
     a. 2009 Restructuring Plan
     In conjunction with the 2009 Restructuring Plan, we currently expect to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $13.1 million on certain net deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, we charged $3.5 million of restructuring and impairment costs during the three months ended November 30, 2009 to our Condensed Consolidated Statements of Operations. These charges related to the 2009 Restructuring Plan include approximately $3.2 million related to lease commitment costs and approximately $0.5 million related to fixed asset impairments, offset by a reversal of approximately $0.2 million related to previously recognized employee severance and termination benefit costs.
     The $57.2 million in restructuring and impairment charges related to the 2009 Restructuring Plan incurred through November 30, 2009 includes cash costs totaling approximately $50.3 million, of which approximately $19.2 million was paid in fiscal year 2009 and approximately $7.2 million was paid in the three months ended November 30, 2009. The cash costs of approximately $50.3 million consist of employee severance and termination benefit costs of approximately $46.9 million, lease commitment costs of approximately $3.3 million and other restructuring costs of approximately $0.1 million. Non-cash costs of approximately $6.9 million primarily represent fixed asset impairment charges related to our restructuring activities.
     At November 30, 2009, accrued liabilities of approximately $24.2 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $3.6 million is expected to be paid through fiscal year 2011.
     Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $41.8 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million. Of the $55.0 million of expected annualized cost savings, we have realized cumulative cost savings of approximately $20.0 million by the end of the first quarter of fiscal year 2010.
     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $13.1 million on net deferred tax assets for fiscal year 2009. The valuation allowance is excluded from the restructuring and impairment charge of $57.2 million incurred through November 30, 2009 as it was recorded through income tax expense on our Condensed Consolidated Statements of Operations.
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
     During the three months ended November 30, 2009, we reversed approximately $0.1 million of previously recognized restructuring and impairment costs, compared to a charge of $0.6 million of restructuring and impairment charges recognized for the three months ended November 30, 2008. The restructuring and impairment cost reversal for the three months ended November 30, 2009 is comprised of $0.2 million related to lease commitments, offset by additional employee severance and termination benefit costs of $0.1 million.
     At November 30, 2009, liabilities of approximately $2.8 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $3.8 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily through fiscal year 2011.

     As of November 30, 2009, as a result of the restructuring activities completed through November 30, 2009 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we began to realize the full net annualized cost savings of approximately $39.0 million during the third quarter of fiscal year 2009. For further discussion of the restructuring programs, see Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.
     Goodwill Impairment Charges. We recorded non-cash goodwill impairment charges of $1.0 billion for the full fiscal year ended August 31, 2009 (which included a $0.3 billion charge for the three months ended November 30, 2008) to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. We performed these impairment tests based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets. After recognition of these charges, no goodwill remained with the Consumer and EMS reporting units, respectively, and approximately $25.1 million remained with the AMS reporting unit. For further discussion of goodwill impairment charges recorded, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
     Other Expense. We recorded other expense totaling $1.0 million and $2.4 million for the three months ended November 30, 2009 and 2008, respectively. This decrease was primarily due to a decrease in the loss on the sale of accounts receivable under our North American securitization program of $1.4 million which was primarily due to a decrease in the amount of receivables sold under the program during the quarter ended November 30, 2009, and is partially offset by an increase in the interest rates during the period. The net cash proceeds available at any one time under the North American asset-backed securitization program were decreased from $280.0 million to $250.0 million during fiscal year 2009. For further discussion of our accounts receivable securitization program, see Note 9 — “Accounts Receivable Securitizations” to the Condensed Consolidated Financial Statements.
     Interest Income. Interest income decreased to $0.9 million for the three months ended November 30, 2009 from $2.3 million for the three months ended November 30, 2008. The decrease was primarily due to lower overall interest rates during the three months ended November 30, 2009.
     Interest Expense. Interest expense decreased to $20.1 million for the three months ended November 30, 2009 from $23.7 million for the three months ended November 30, 2008 primarily due to lower variable interest rates and lower utilization of the foreign asset-backed securitization program during the three months ended November 30, 2009 as compared to the same period in fiscal year 2009.
     Income Taxes. Income tax expense reflects an effective tax rate of 37.2% for the three months ended November 30, 2009, as compared to an effective tax rate of (4.7)% for the three months ended November 30, 2008. The effective tax rate differs from the previous period due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that were no longer more likely than not to be realized during the three months ended November 30, 2008. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009 for further discussion.
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
Dividends
     The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2009 and 2010.
Dividend Information

			Total cash
	Dividend	Dividend	dividends		Date of record for	Dividend cash
	declaration date	per share	declared		dividend payment	payment date
	(in thousands, except for per share data)
Fiscal year 2009:	October 24, 2008	$0.07	$14,916		November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974		February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954		May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992		August 17, 2009	September 1, 2009

Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.
Liquidity and Capital Resources
     At November 30, 2009, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs.
     The following table sets forth, for the three months ended November 30, 2009, selected consolidated cash flow information (in thousands):

	Three months ended
	November 30,	November 30,
	2009	2008
Net cash provided by (used in) operating activities	$74,263	$(33,328)
Net cash used in investing activities	(35,137)	(114,121)
Net cash used in financing activities	(70,406)	(36,353)
Effect of exchange rate changes on cash and cash equivalents	7,075	(9,239)

Net decrease in cash and cash equivalents	$(24,205)	$(193,041)

     Net cash provided by operating activities for the three months ended November 30, 2009 was approximately $74.3 million. This resulted primarily from net income of $28.9 million, a $310.2 million increase in accounts payable and accrued expenses, $73.1 million in non-cash depreciation and amortization expense, $14.0 million in non-cash stock-based compensation expense, $12.8 million in non-cash expense related to the disposal of a subsidiary and $3.4 million in restructuring and impairment charges offset by a $186.4 million increase in inventories, a $156.9 million increase in accounts receivable and a $32.4 million increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in accounts receivable was predominately attributable to an increase in sales levels from the prior sequential quarter. The increase in inventories was primarily due to certain sites increasing inventory purchases to support higher demand for consumer products during the holiday selling season.

     Net cash used in investing activities for the three months ended November 30, 2009 was $35.1 million. This consisted primarily of capital expenditures of $38.0 million for investments in capacity to support the ongoing production of new programs within the mobility sector and information technology infrastructure, offset by $2.8 million of proceeds from the sale of property and equipment.
     Net cash used in financing activities for the three months ended November 30, 2009 was $70.4 million. This resulted from our receipt of approximately $942.9 million of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $846.0 million of borrowings under the revolving portion of the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”) and $60.0 million of borrowings under our short-term Indian working capital facilities. This was offset by repayments in an aggregate amount of $995.3 million during the three months ended November 30, 2009, which primarily included $846.0 million toward repayment of borrowings under the revolving portion of the Credit Facility and $68.2 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition, we paid $15.0 million of dividends to stockholders during the three months ended November 30, 2009.
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
     During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million and extended the program until March 17, 2010. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility ranging between 0.875% and 0.925% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to 1.75% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The securitization conduit and the investors in the conduit have no recourse to our assets for failure of debtors to pay when due. At November 30, 2009, we had sold $418.8 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $164.5 million and retained an interest in the receivables of approximately $254.3 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $1.0 million and $2.3 million during the three months ended November 30, 2009 and 2008, respectively, which are recorded to other expense in the Condensed Consolidated Statements of Operations.
     During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in our Condensed Consolidated Statements of Operations in the period of the sale. In September 2009, the factoring agreement was extended through March 31, 2010. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At November 30, 2009, we had sold $19.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $19.7 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $22.1 thousand and $61.0 thousand for the three months ended November 30, 2009 and 2008, respectively which was recorded to other expense in the Condensed Consolidated Statements of Operations.

     Notes payable, long-term debt and long-term lease obligations outstanding at November 30, 2009 and August 31, 2009 are summarized below (in thousands).

	November 30,	August 31,
	2009	2009
5.875% Senior Notes due 2010 (a)	$5,064	$5,064
7.750% Senior Notes due 2016 (b)	300,493	300,063
8.250% Senior Notes due 2018 (c)	396,854	396,758
Short-term factoring debt (d)	1,657	1,468
Borrowings under credit facilities (e)	17,080	21,313
Borrowings under loans (f)	381,449	384,485
Securitization program obligations (g)	81,886	125,291
Miscellaneous borrowings	36	6

Total notes payable, long-term debt and long-term lease obligations	1,184,519	1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	147,111	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,037,408	$1,036,873

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. We are subject to covenants such as: limitation upon our consolidation, merger or sale; limitation upon our liens; limitation upon our sales and leasebacks; limitation upon our subsidiaries’ funded debt; limitation on guarantees given by our subsidiaries for our indebtedness; our corporate existence; reports; and compliance and notice requirements. During the fourth quarter of fiscal year 2009, we repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which we also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of those 5.875% Senior Notes that were validly tendered resulted in a charge of $10.5 million which was recorded to other expense in our Condensed Consolidated Statements of Operations for the twelve months ended August 31, 2009.

(b)	During the fourth quarter of fiscal year 2009, we completed our offering of $312.0 million in aggregate principal amount of publicly-registered 7.750% senior unsecured notes (the “7.750% Senior Notes”) that mature on July 15, 2016 and resulted in net proceeds of approximately $300.0 million. Interest on the 7.750% Senior Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2010. The 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to such covenants as limitations on our and/or our subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); guarantee any of our indebtedness (which only applies to our subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all our assets to, another person. We are also subject to a covenant regarding our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(c)	During the second and third quarters of fiscal year 2008, we completed our offerings of $250.0 million and $150.0 million, respectively, in aggregate principal amount of 8.250% senior unsecured unregistered notes due March 15, 2018, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

We are subject to certain covenants limiting our ability and/or our subsidiaries’ ability to: create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); guarantee any of our indebtedness (which only applies to our subsidiaries); and consolidate or merge with, or convey, transfer or lease all or substantially all of our assets, to another person. We are also subject to a covenant regarding our repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps were accounted for as a cash flow hedge. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Condensed Consolidated Balance Sheets. We also recorded $0.7 million to interest expense (as ineffectiveness) in our Condensed Consolidated Statements of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, on our Condensed Consolidated Balance Sheets. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Condensed Consolidated Statements of Operations. The effective portion of the swaps remaining on our Condensed Consolidated Balance Sheets will be amortized to interest expense in our Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes.

(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, we entered into separate agreements with unrelated third parties for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale. Under the terms of these agreements, we transfer ownership of eligible trade accounts receivable to the third party purchasers in exchange for cash, however, as these transactions do not qualify as a sale, the relating trade accounts receivable are included on our Condensed Consolidated Balance Sheets until the cash is received by the purchasers from our customer for the trade accounts receivable. We had an outstanding liability of $1.7 million and $1.5 million on our Condensed Consolidated Balance Sheets at November 30, 2009 and August 31, 2009, respectively, related to these agreements.

(e)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Russian rubles, as well as U.S. dollars. At November 30, 2009, these credit facilities incur interest at both fixed and variable rates ranging from 2.7% to 11.6% and range in outstanding amounts from $2.0 million to $13.0 million.

(f)	During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.6 million based on currency exchange rates at November 30, 2009.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At November 30, 2009, borrowings of 2.9 million Euros (approximately $4.3 million based on currency exchange rates at November 30, 2009) were outstanding under the construction loan.

During the second quarter of fiscal year 2007, we entered into a three-year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that we purchased from them. The software licenses were capitalized and were being amortized over a three-year period. The loan agreement was non-interest bearing and payments were due quarterly through October 2009, when the loan agreement was terminated.

Through the acquisition of a Taiwanese subsidiary in fiscal year 2007, we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At November 30, 2009, approximately $5.9 million of debt is outstanding under these short-term mortgage and credit facilities, with current interest rates ranging from 2.0% to 2.4%. At November 30, 2009, approximately $0.4 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding. At November 30, 2009, approximately $26.3 thousand of long term debt is outstanding and is classified as long-term on our Condensed Consolidated Balance Sheets. The long-term debt amount represents a credit facility outstanding and denominated in New Taiwan dollars which will mature in fiscal year 2011 and incurs interest at a rate that fluctuates based upon changes in various base rate interest rates.

During the fourth quarter of fiscal year 2007, we entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the $1.0 billion, 364-day senior unsecured bridge loan facility, that was entered into on December 21, 2006, amended on December 20, 2007 and terminated on February 13, 2008. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During the three months ended November 30, 2009, we borrowed $846.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the first quarter of fiscal year 2010. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $360.0 million remains outstanding at November 30, 2009.

In addition to the loans described above, at November 30, 2009, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.7 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Condensed Consolidated Balance Sheets.

(g)	On April 7, 2008, we entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The foreign securitization program expires on March 18, 2010. At November 30, 2009, we had $81.9 million of debt outstanding under the program. In addition, we incurred interest expense of $0.7 million and $2.0 million in our Condensed Consolidated Statements of Operations during the three months ended November 30, 2009 and 2008, respectively.
     At November 30, 2009 and 2008, we were in compliance with all Restrictive Financial Covenants under the Credit Facility and our securitization programs.
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
     We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $225.0 million to $275.0 million, principally for maintenance levels of machinery and equipment, machinery and equipment for new business and for information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities and our working capital requirements for the next twelve months. Our $250.0 million U.S. asset-backed securitization program and our $200.0 million foreign asset-backed securitization program expire, however, in March 2010 and we may be unable to renew one or both of them.
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
     Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of November 30, 2009 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,184,519	$147,111	$340,060	$1	$697,347
Future interest on notes payable and long-term debt	451,227	61,947	123,887	115,631	149,762
Operating lease obligations	182,991	51,861	63,757	41,678	25,695
Estimated future benefit payments to plan	57,529	4,638	9,752	10,505	32,634
Capital commitments (a)	—	—	—	—	—

Total contractual cash obligations (b)	$1,876,266	$265,557	$537,456	$167,815	$905,438

(a)	During the first fiscal quarter of 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, we have invested $2.3 million as of November 30, 2009. The remaining commitment of $7.7 million is callable over the next five years by the general partner. As the timing of capital calls have no specified dates, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(b)	At November 30, 2009, we have $4.3 million and $84.1 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time; and accordingly, this liability has been excluded from the above table.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair market values. Except for certain foreign currency contracts, with a notional amount outstanding at November 30, 2009 of $49.4 million and a fair value of $2.6 million, which are recorded in prepaid and other current assets at November 30, 2009, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded in our Condensed Consolidated Statements of Operations.
     The aggregate notional amount of outstanding contracts at November 30, 2009 that do not qualify as accounting hedges was $700.9 million. The fair value of these contracts amounted to a $13.3 million asset recorded in prepaid and other current assets and a $9.1 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at November 30, 2009. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue in our Condensed Consolidated Statements of Operations. The forward contracts are denominated in British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Singapore dollars, Taiwanese dollars and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2009, there were no significant outstanding investments.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $461.3 million in borrowings outstanding under these facilities at November 30, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
     In the second quarter of fiscal year 2009, we entered into an interest rate swap related to $100.0 million of our variable rate debt. The swap is accounted for as a cash flow hedge. The interest rate swap transaction effectively locks in a fixed interest rate for variable rate interest payments. Under the terms of the swap, we will pay a fixed rate and will receive a variable rate based on the one month USD LIBOR rate plus a credit spread.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2009. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
     For our fiscal quarter ended November 30, 2009, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended November 30, 2009, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
PART II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
     We have been involved in certain ongoing litigation matters and have received a subpoena from a U.S. attorney’s office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices. These matters are more fully described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and Note 6 — “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
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
     The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our Consumer division is subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.
     For the quarter ended November 30, 2009, our five largest customers accounted for approximately 45% of our net revenue and our top 48 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     A significant decline in our industry’s revenue has recently occurred as consumers and businesses have postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations during the first quarter of fiscal year 2010, and may continue to have a negative impact. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity and are expected to continue to have a negative impact on our operations over at least the next several fiscal quarters. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
     Certain of the industries to which we provide services, have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — We face certain risks in collecting our trade accounts receivable.”
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
Introducing programs requiring implementation of new competencies could affect our operations and financial results.
     The introduction of programs requiring implementation of new competencies presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.
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
The economies of the U.S., Europe and certain countries in Asia are in a recession.
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
     We determined that goodwill related to the Consumer and EMS reporting units was impaired and recorded a non-cash goodwill impairment charge of $400.4 million for the Consumer reporting unit and a non-cash goodwill impairment charge of $622.4 million for the EMS reporting unit for the fiscal year ended August 31, 2009, respectively. After recognition of these charges no goodwill remained with the Consumer and EMS reporting units and $25.1 million of goodwill recorded on the Condensed Consolidated Balance Sheets related to the AMS reporting unit. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 8 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Condensed Consolidated Financial Statements have resulted in litigation and regulatory inquiries and may result in future litigation, which could have a material adverse effect on us.
     As described in Part I, Item 3 — “Legal Proceedings,” we are involved in a putative shareholder class action in connection with certain historical stock option grants.
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

     As a result of that review and management’s undertaking of a separate review of our historical stock option grant practices, we identified a number of occasions in which stock option awards that were granted to officers, employees and a non-employee consultant director were not properly accounted for. To correct these accounting errors, we restated prior year and prior quarter Condensed Consolidated Financial Statements and disclosures in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. The review of our historical stock option granting practices and the resulting restatements required us to incur substantial expenses for legal, accounting, tax and other professional services and diverted our management’s attention from our business and could in the future adversely affect our business, financial condition, results of operations and cash flows.
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
     We derived 86.1% of net revenue from international operations for the three months ended November 30, 2009 compared to 83.9% for the three months ended November 30, 2008. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next twelve months. At November 30, 2009, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest and Lunel, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara and Reynosa, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	health concerns (such as the recent swine flu outbreaks) and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll, utility and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
     Most of our acquisitions involve operations outside of the U.S. which are subject to various risks including those described in “Risk Factors — We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”
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
     We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges” and Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements for further details. If we incur restructuring charges related to the 2006 Restructuring Plan, the 2009 Restructuring Plan, or both, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.
     We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. We also may decide to transfer certain operations based on changes in our customers’ requirements or the tax rates in the jurisdictions in which we operate. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent, and the speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the global recession impacts local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.
We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.
     Substantially all of our net revenue is derived from turnkey manufacturing in which we provide materials procurement. While most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor products. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. Finally, the financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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
Our credit rating may be downgraded.
     Our credit is rated by credit rating agencies. Our 5.875% Senior Notes, 7.750% Senior Notes and our 8.250% Senior Notes are currently rated BB+ by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by all three rating agencies. S&P’s rating downgrade in April 2008, along with those by Fitch in October 2007 and Moody’s in February 2007, and any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; may increase our interest payments under existing debt agreements; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed previously in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Credit Facility and certain of our other borrowings.
Our amount of debt could significantly increase in the future.
     As of November 30, 2009, our debt obligations on the Condensed Consolidated Balance Sheets consisted of $5.1 million under our 5.875% Senior Notes, $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $360.0 million outstanding under the term portion of our Credit Facility. As of November 30, 2009, there was $122.1 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for further details.
     As of November 30, 2009, we have the ability to borrow up to $800.0 million under the revolving credit portion of the Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.
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
     We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which could be rising due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, on January 14, 2009 and May 28, 2009, two of our customers each filed a petition for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful accounts receivables was $15.2 million as of November 30, 2009 (which represented approximately 1% of our gross trade accounts receivable balance) and $15.5 million as of August 31, 2009 (which represented approximately 1% of our gross trade accounts receivable balance).
Certain of our existing stockholders have significant control.
     At November 30, 2009, our executive officers, directors and certain of their family members collectively beneficially owned 12.7% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.5%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. The independent registered public accounting firm, KPMG LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2009. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Condensed Consolidated Financial Statements.
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
     The condensed and consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.
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
Item 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2010.

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
September 1, 2009 — September 30, 2009	—	$—	—	—
October 1, 2009 — October 31, 2009	218,102	$14.96	—	—
November 1, 2009 — November 30, 2009	—	$—	—	—

Total	218,102	$14.96	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 3:	DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

Item 5:	OTHER INFORMATION
     None.

Item 6:	EXHIBITS

3.1(1)	—	The Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	The Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(6)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.6(7)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.7(8)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.8(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: January 7, 2010	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: January 7, 2010	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.