Form 10-Q
period 2010-02-28
JABIL CIRCUIT INC
filed 2010-04-06
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 24, 2010, there were 217,695,539 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	February 28,	August 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$794,137	$876,272
Trade accounts receivable, net of allowance for doubtful accounts of $14,685 at February 28, 2010 and $15,510 at August 31, 2009	1,174,614	1,260,962
Inventories	1,565,335	1,226,656
Prepaid expenses and other current assets	267,557	247,795
Income taxes receivable	32,835	37,448
Deferred income taxes	23,552	27,693

Total current assets	3,858,030	3,676,826

Property, plant and equipment, net of accumulated depreciation of $1,146,897 at February 28, 2010 and $1,131,765 at August 31, 2009	1,336,214	1,377,729
Goodwill	24,904	25,120
Intangible assets, net of accumulated amortization of $106,619 at February 28, 2010 and $98,772 at August 31, 2009	119,410	131,168
Deferred income taxes	57,427	49,673
Other assets	53,893	57,342

Total assets	$5,449,878	$5,317,858

LIABILITIES AND EQUITY

Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$158,461	$197,575
Accounts payable	2,120,863	1,938,009
Accrued expenses	471,281	537,851
Income taxes payable	16,076	11,831
Deferred income taxes	3,376	660

Total current liabilities	2,770,057	2,685,926

Notes payable, long-term debt and long-term lease obligations, less current installments	1,037,894	1,036,873
Other liabilities	63,217	70,124
Income tax liability	86,592	78,348
Deferred income taxes	1,395	4,178

Total liabilities	3,959,155	3,875,449

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 209,578,080 at February 28, 2010 and 208,022,841 at August 31, 2009	218	217
Additional paid-in capital	1,472,063	1,455,214
Retained earnings (Accumulated deficit)	43,413	(13,700)
Accumulated other comprehensive income	174,036	196,972
Treasury stock at cost, 8,902,699 shares at February 28, 2010 and 8,683,917 shares at August 31, 2009	(206,829)	(203,541)

Total Jabil Circuit, Inc. stockholders’ equity	1,482,901	1,435,162
Noncontrolling interests	7,822	7,247

Total equity	1,490,723	1,442,409

Total liabilities and equity	$5,449,878	$5,317,858

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net revenue	$3,004,644	$2,887,400	$6,092,900	$6,269,909
Cost of revenue	2,781,898	2,731,854	5,638,378	5,890,650

Gross profit	222,746	155,546	454,522	379,259
Operating expenses:
Selling, general and administrative	146,264	111,053	277,817	242,715
Research and development	7,425	5,754	15,122	11,409
Amortization of intangibles	6,643	7,673	13,748	15,708
Restructuring and impairment charges	635	31,524	4,070	32,145
Goodwill impairment charges	—	705,121	—	1,022,821
Loss on disposal of subsidiary	—	—	15,722	—

Operating income (loss)	61,779	(705,579)	128,043	(945,539)
Other expense	1,125	857	2,163	3,221
Interest income	(644)	(1,920)	(1,551)	(4,227)
Interest expense	20,030	20,077	40,146	43,811

Income (loss) before income tax	41,268	(724,593)	87,285	(988,344)
Income tax expense	11,446	142,018	28,582	154,381

Net income (loss)	29,822	(866,611)	58,703	(1,142,725)
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(8)	(511)	585	(768)

Net income (loss) attributable to Jabil Circuit, Inc.	$29,830	$(866,100)	$58,118	$(1,141,957)

Earnings (Loss) Per Share:
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.14	$(4.19)	$0.27	$(5.53)

Diluted	$0.14	$(4.19)	$0.27	$(5.53)

Weighted average shares outstanding:
Basic	213,625	206,711	214,040	206,557

Diluted	214,760	206,711	215,916	206,557

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net income (loss)	$29,822	$(866,611)	$58,703	$(1,142,725)

Other comprehensive income (loss):
Foreign currency translation adjustment	(33,028)	(20,110)	(25,307)	(169,138)
Change in fair market value of derivative instruments, net of tax	(888)	(22)	396	(22)
Amortization of loss on hedge arrangements, net of tax	987	600	1,975	1,200

Comprehensive (loss) income	(3,107)	(886,143)	35,767	(1,310,685)
Comprehensive (loss) income attributable to noncontrolling interests	(8)	(511)	585	(768)

Comprehensive (loss) income attributable to Jabil Circuit, Inc.	$(3,099)	$(885,632)	$35,182	$(1,309,917)

     Accumulated foreign currency translation gains were $213.4 million at February 28, 2010 and $238.7 million at August 31, 2009. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a local currency as their functional currency.
See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	February 28,	February 28,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$58,703	$(1,142,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,461	146,119
Recognition of deferred grant proceeds	(979)	(1,016)
Amortization of loss on hedge arrangement	1,975	1,200
Amortization of bond issuance costs and discount	1,844	706
Recognition of stock-based compensation expense	40,493	20,005
Deferred income taxes	(4,709)	123,866
Restructuring and impairment charges	4,070	32,145
Goodwill impairment charges	—	1,022,821
Provision of allowance for doubtful accounts and notes receivable	(264)	7,321
Excess tax (benefit) from options exercised	(125)	(2,877)
Loss (gain) on sale of property	3,302	(2,932)
Loss on disposal of subsidiary	12,756	—
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	43,214	255,614
Inventories	(361,147)	70,930
Prepaid expenses and other current assets	(25,152)	(27,995)
Other assets	4,027	(3,194)
Accounts payable and accrued expenses	166,645	(188,468)
Income taxes payable	17,678	(2,326)

Net cash provided by operating activities	104,792	309,194

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(1,115)
Acquisition of property, plant and equipment	(116,371)	(184,703)
Proceeds from sale of property, plant and equipment	5,325	3,909

Net cash used in investing activities	(111,046)	(181,909)

Cash flows from financing activities:
Borrowings under debt agreements	1,948,926	2,051,879
Payments toward debt agreements and capital lease obligations	(1,988,253)	(2,162,027)
Dividends paid to stockholders	(29,921)	(29,655)
Net proceeds from issuance of common stock under option and employee stock purchase plans	5,832	3,395
Treasury stock minimum tax withholding	(3,288)	(231)
Excess tax benefit of options exercised	125	2,877

Net cash used in financing activities	(66,579)	(133,762)

Effect of exchange rate changes on cash and cash equivalents	(9,302)	8,490

Net (decrease) increase in cash and cash equivalents	(82,135)	2,013
Cash and cash equivalents at beginning of period	876,272	772,923

Cash and cash equivalents at end of period	$794,137	$774,936

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2009. Results for the three and six month periods ended February 28, 2010 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2010.
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.
Note 2. Inventories
     The components of inventories consist of the following (in thousands):

	February 28,	August 31,
	2010	2009
Raw materials	$1,141,978	$878,739
Work in process	274,467	208,266
Finished goods	148,890	139,651

Total inventories	$1,565,335	$1,226,656

Note 3. Earnings (Loss) Per Share and Dividends
a. Earnings (Loss) Per Share
     On September 1, 2009, the Company adopted accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore are included in the computation of earnings per share pursuant to the two-class method. For the Company, participating securities consist of certain unvested restricted stock awards. All prior-period earnings per share data has been retrospectively adjusted as required.
     The Company calculates its basic earnings (loss) per share by dividing net income (loss) attributable to Jabil Circuit, Inc. by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, participating securities are not included in the basic (loss) per share calculation as such participating securities are not contractually obligated to fund losses. The Company’s diluted earnings (loss) per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table sets forth the calculations of basic and diluted earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except per share data):

	Three months ended			Six months ended
	February 28,	February 28,		February 28,	February 28,
	2010	2009		2010	2009
Numerator:
Net income (loss) attributable to Jabil Circuit, Inc.	$29,830	$(866,100)		$58,118	$(1,141,957)

Denominator for basic and diluted earnings (loss) per share:
Weighted-average common shares outstanding	209,182	206,711		208,769	206,557
Share-based payment awards classified as participating securities	4,443	—	(2)	5,271	—	(2)

Denominator for basic earnings (loss) per share	213,625	206,711		214,040	206,557

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	285	—		157	—
Dilutive unvested non-participating restricted stock awards	850	—		1,719	—

	Three months ended			Six months ended
	February 28,		February 28,	February 28,		February 28,
	2010		2009	2010		2009
Denominator for diluted earnings (loss) per share	214,760	(1)	206,711 (3)	215,916	(1)	206,557 (3)

Earnings (loss) per share:
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.14		$(4.19)	$0.27		$(5.53)

Diluted	$0.14		$(4.19)	$0.27		$(5.53)

(1)	For the three months and six months ended February 28, 2010, options to purchase 5,328,227 and 6,646,807 shares of common stock, respectively, and 7,997,232 and 7,997,567 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

(2)	For the three months and six months ended February 28, 2009, 6,675,611 and 6,660,399 participating securities, respectively, were excluded from the computation of earnings per share due to the net loss for the period.

(3)	For the three months and six months ended February 28, 2009, no potential common shares relating to the Company’s equity awards were included in the computation of diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the periods. Accordingly for the three months and six months ended February 28, 2009, 12,216,292 and 12,356,547 common share equivalents, which consist of stock options and restricted stock awards, and 8,010,799 and 8,005,799 stock appreciation rights, respectively, were excluded from the computation of diluted loss per share.
b. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 28, 2010 and 2009:
Dividend Information

			Total cash
	Dividend	Dividend	dividends	Date of record for	Dividend cash
	declaration date	per share	declared	dividend payment	payment date
	(in thousands, except for per share data)
Fiscal year 2010:	October 22, 2009	$0.07	$15,186 (1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010

Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).
Note 4. Stock-Based Compensation
     The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $26.5 million and $40.5 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2010, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.3 million and $0.6 million which is included in income tax expense in the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2010, respectively. Included in the stock-based compensation expense recognized by the Company is $1.3 million and $2.2 million related to the Company’s employee stock purchase plan (“ESPP”) during the three months and six months ended February 28, 2010, respectively. The Company recorded $5.2 million and $20.0 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2009, respectively. The Company recorded tax effects related to the stock-based compensation expense of $(3.4) million and $0.8 million which is included in income tax expense in the Condensed Consolidated

Statements of Operations for the three months and six months ended February 28, 2009, respectively. Included in the stock-based compensation expense recognized by the Company is $2.2 million and $3.1 million related to the ESPP during the three months and six months ended February 28, 2009, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At February 28, 2010 and 2009, $0.3 million and $0.5 million of stock-based compensation expense was classified as inventory costs on the Condensed Consolidated Balance Sheets.
     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the six months ended February 28, 2010 and 2009 was $5.8 million and $3.4 million, respectively. The proceeds for the six months ended February 28, 2010 and 2009 were offset by $3.3 million and $0.2 million, respectively, in market value of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 218,782 shares and 23,988 shares of the Company’s common stock during the six months ended February 28, 2010 and 2009, respectively. The amounts have been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
     As described in Note 6 — “Commitments and Contingencies,” the Company is involved in a putative shareholder class action lawsuit and has received a subpoena from the U.S. Attorney’s office for the Southern District of New York in connection with certain historical stock option grants. The Company cannot predict the outcome of the litigation or that investigation.
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
     In October 2001, the Company established a new Stock Option Plan (the “2002 Incentive Plan”). The 2002 Incentive Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in January 2002. The 2002 Incentive Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-statutory stock options, as well as restricted stock, stock appreciation rights and other stock-based awards. The 2002 Incentive Plan has a total of 41,808,726 shares reserved for grant, including 2,608,726 shares that were transferred from the 1992 Plan when it was terminated in October 2001, 7,000,000 shares authorized in January 2002, 10,000,000 shares authorized in January 2004, 7,000,000 shares authorized in January 2006, 3,000,000 shares authorized in August 2007, 2,500,000 shares authorized in January 2008, 1,500,000 shares authorized in January 2009 and 8,200,000 shares authorized in January 2010. The Company also adopted sub-plans under the 2002 Incentive Plan for its United Kingdom employees (the “CSOP Plan”) and for its French employees (the “FSOP Plan”). The CSOP Plan and FSOP Plan are tax advantaged plans for the Company’s United Kingdom and French employees, respectively. Shares are issued under the CSOP Plan and FSOP Plan from the authorized shares under the 2002 Incentive Plan.
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

     With respect to any participant who owns stock representing more than 10% of the voting power of all classes of stock of the Company, the exercise price of any incentive stock option granted is equal to at least 110% of the fair market value on the grant date and the maximum term of the option may not exceed five years. The term of all other Options under the 2002 Incentive Plan may not exceed ten years. Beginning in fiscal year 2006, Options will generally vest at a rate of one-twelfth 15 months after the grant date with an additional one-twelfth vesting at the end of each three-month period thereafter, becoming fully vested after a 48-month period. Prior to this change, Options generally vested at a rate of 12% after the first six months and 2% per month thereafter, becoming fully vested after a 50-month period.
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
     The weighted-average grant-date fair value per share of Options granted during the six months ended February 28, 2010 and 2009 was $6.36 and $3.50, respectively. The total intrinsic value of Options exercised during the six months ended February 28, 2010 and 2009 was $1.0 million and $3.6 thousand, respectively. As of February 28, 2010, there was $13.4 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of Options vested during the six months ended February 28, 2010 and 2009 was $10.2 million and $12.1 million, respectively.
     Following are the weighted-average grant-date and range assumptions, where applicable, used for each respective period:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Expected dividend yield	1.9%	4.4%	1.9%	4.3%
Risk-free interest rate	0.1% to 3.4%	0% to 2.6%	0.1% to 3.4%	0% to 2.9%
Weighted-average expected volatility	60.2%	67.3%	60.2%	68.1%
Weighted-average expected life	5.6 years	5.9 years	5.6 years	6.3 years
     The fair-value method is also applied to non-employee awards. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, cancelled or expire unexercised. At February 28, 2010 and August 31, 2009, $60.0 thousand and $47.0 thousand, respectively, related to non-employee stock-based awards were classified as a liability on the Company’s Condensed Consolidated Balance Sheets and a loss of $2.0 thousand and $13.0 thousand were recorded in the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2010, respectively, resulting from re-measurement of the awards. The Company recognized a gain of $12.0 thousand and $0.2 million in the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2009, respectively, resulting from re-measurement of non-employee awards.
     At February 28, 2010, the Company had 111,414 Options outstanding that will be settled by the Company with cash. The Company classifies cash-settled awards as liabilities on the Condensed Consolidated Balance Sheets and measures these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised or canceled). All changes in fair value are recorded to the Condensed Consolidated Statements of Operations at each reporting date. At February 28, 2010 and August 31, 2009, $0.2 million and $0.1 million, respectively, related to cash settled awards were recorded as a liability on the Condensed Consolidated Balance Sheets. The Company recognized a loss of $26.9 thousand and $51.9 thousand in the Condensed Consolidated Statements of Operations of for the three months and six months ended February 28, 2010, respectively, and a gain of $36.3 thousand and $89.3 thousand for the three months and six months ended February 28, 2009, respectively, to record the awards at fair value.

     The following table summarizes Option activity from September 1, 2009 through February 28, 2010:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at September 1, 2009	5,128,096	15,021,674	$154	$24.04	4.9

Options authorized	8,200,000	—
Options expired	(922,008)	—		$22.99
Options granted(1)	—	28,570		$14.88
Options cancelled	1,185,275	(1,185,275)		$25.22
Restricted stock awards(2)	(4,089,962)	—
Options exercised	—	(74,762)		$13.41

Balance at February 28, 2010	9,501,401	13,790,207	$3,417	$24.13	4.7

Exercisable at February 28, 2010		12,086,269	$3,097	$24.22	4.3

(1)	Represents stock appreciation rights that will be settled in cash.

(2)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
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
     During the third quarter of fiscal year 2008, it was determined that 50% of the restricted stock awards that were granted in fiscal year 2007 with performance conditions would vest. This change in estimate resulted in a reversal of $6.9 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the third quarter of fiscal year 2008. It was further determined in the fourth quarter of fiscal year 2008 that for restricted stock awards granted in fiscal year 2007, it was probable that none of the awards would vest, which resulted in an additional reversal of $7.6 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the fourth quarter of fiscal year 2008. During the second quarter of fiscal year 2009, it was determined that none of the restricted stock awards that were granted in fiscal year 2008 with performance conditions would vest. This change in estimate resulted in a reversal of $10.2 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2010, it was further determined that 40% of the restricted stock awards that were granted in fiscal year 2008 with performance conditions would vest. This change in estimate resulted in the recognition of $7.1 million in stock-based compensation expense during the second quarter of fiscal year 2010. The restricted stock awards that were granted in fiscal years 2009 and 2010 continue to be recognized based on an estimated 100% performance goal, the probable outcome.
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

     At February 28, 2010, there was $60.9 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.6 years.
     The following table summarizes restricted stock activity from September 1, 2009 through February 28, 2010:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Nonvested balance at September 1, 2009	10,201,552	$15.50

Changes during the period
Shares granted(1)	5,756,799	$14.27
Shares vested	(956,001)	$15.13
Shares forfeited	(1,666,837)	$27.49

Nonvested balance at February 28, 2010	13,335,513	$13.50

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
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
     The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were 740,720 and 580,887 shares purchased under the ESPP during the six months ended February 28, 2010 and 2009, respectively.
     The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Expected dividend yield	0.8%	0.9%	0.8%	0.9%
Risk-free interest rate	0.2%	2.1%	0.2%	2.1%
Weighted-average expected volatility	49.0%	58.1%	49.0%	58.1%
Expected life	.5 years	.5 years	.5 years	.5 years
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

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
External net revenue:
Mexico	$716,051	$703,635	$1,559,181	$1,295,201
China	520,147	508,981	1,137,750	1,332,168
United States	509,953	495,401	938,834	1,038,939
Hungary	282,061	327,609	522,103	530,649
Malaysia	280,272	179,035	499,842	414,492
Poland	143,348	118,037	258,996	325,847
Other	552,812	554,702	1,176,194	1,332,613

	$3,004,644	$2,887,400	$6,092,900	$6,269,909

	February 28,	August 31,
	2010	2009
Long-lived assets:
China	$416,081	$413,064
United States	251,308	252,574
Mexico	222,694	247,605
Taiwan	119,805	133,395
Malaysia	98,330	101,246
Poland	92,554	91,188
Hungary	70,537	80,618
India	72,913	76,443
Other	136,306	137,884

	$1,480,528	$1,534,017

     Total foreign source net revenue represented 83.0% and 84.6% of net revenue for the three months and six months ended February 28, 2010, respectively, compared to 82.8% and 83.4% for the three months and six months ended February 28, 2009, respectively.
     Sales of the Company’s products are concentrated among specific customers. For the six months ended February 28, 2010, the Company’s five largest customers accounted for approximately 45% of its net revenue and 49 customers accounted for approximately 90% of its net revenue. Sales to the above customers were reported in the Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”) operating segments.
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
     Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense, restructuring and impairment charges, goodwill impairment charges, loss on disposal of subsidiary, other expense, interest income, interest expense, income tax expense or adjustment for net (loss) income attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, net customer related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

     The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net revenue
Consumer	$969,306	$1,048,734	$2,190,845	$2,277,017
EMS	1,839,602	1,670,237	3,506,796	3,662,729
AMS	195,736	168,429	395,259	330,163

	$3,004,644	$2,887,400	$6,092,900	$6,269,909

Segment income and reconciliation of
income (loss) before income taxes

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Consumer	$(1,994)	$13,140	$31,050	$57,608
EMS	78,067	14,458	135,075	60,867
AMS	19,496	16,328	35,951	26,665

Total segment income	95,569	43,926	202,076	145,140
Reconciling items:
Stock-based compensation expense	26,512	5,187	40,493	20,005
Amortization of intangibles	6,643	7,673	13,748	15,708
Restructuring and impairment charges	635	31,524	4,070	32,145
Goodwill impairment charges	—	705,121	—	1,022,821
Loss on disposal of subsidiary	—	—	15,722	—
Other expense	1,125	857	2,163	3,221
Interest income	(644)	(1,920)	(1,551)	(4,227)
Interest expense	20,030	20,077	40,146	43,811

Income (loss) before income taxes	$41,268	$(724,593)	$87,285	$(988,344)

	February 28,	August 31,
	2010	2009
Total assets
Consumer	$1,455,216	$1,723,934
EMS	1,928,956	2,017,575
AMS	260,734	280,126
Other non-allocated assets	1,804,972	1,296,223

	$5,449,878	$5,317,858

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
     On May 12, 2008, plaintiffs filed a Second Amended Class Action Complaint. The Second Amended Class Action Complaint asserts substantially the same causes of action against the same defendants, predicated largely on the same allegations of fact as in the First Amended Consolidated Class Action Complaint except insofar as the plaintiffs added KPMG LLP, the Company’s independent registered public accounting firm, as a defendant and added additional allegations with respect to (a) pre-class period option grants, (b) the professional background of certain defendants, (c) option grants to non-executive employees, (d) the restatement of the Company’s financial results for certain periods between 1996 and 2005 and (e) trading by the named plaintiffs and certain of the defendants during the class period. The Second Amended Class Action Complaint also includes an additional claim for insider trading against certain defendants pursuant to Rules 10b-5 and 10b5-1 promulgated pursuant to the Exchange Act. The Company filed a motion to dismiss the Second Amended Class Action Complaint. The Court dismissed the Second Amended Class Action Complaint with prejudice. The plaintiffs appealed this dismissal to the U.S. Court of Appeals for the Eleventh Circuit on February 20, 2009.

     On January 19, 2010, the U.S. Court of Appeals for the Eleventh Circuit affirmed the Court’s prior dismissal with prejudice of the Second Amended Class Action Complaint. The plaintiffs subsequently moved for a re-hearing on the matter, which motion was denied. The only remaining avenue of potential relief for the plaintiffs is to petition the U.S. Supreme Court for a writ of certiorari by May 24, 2010. The Company believes that the Second Amended Class Action Complaint is without merit and if the dismissal of it is overturned by the U.S. Supreme Court, it will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.
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
b. Warranty Provision
     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability for the six months ended February 28, 2010 and 2009 is as follows (in thousands):

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties	4,237
Settlements made	(4,215)

Balance at February 28, 2010	$14,302

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties	4,433
Settlements made	(3,774)

Balance at February 28, 2009	$10,536

Note 7. Restructuring and Impairment Charges

a. 2009 Restructuring Plan
     On January 22, 2009, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain geographies and to reduce its worldwide workforce in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size the Company’s manufacturing facilities to increase the efficiencies of the Company’s operations. In conjunction with the 2009 Restructuring Plan, the Company currently expects to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $14.8 million on certain net deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, the Company charged $0.3 million and $3.9 million of restructuring and impairment costs during the three months and six months ended February 28, 2010, respectively, to the Condensed Consolidated Statements of Operations, compared to charges of $32.7 million of restructuring and impairment costs during the three months and six months ended February 28, 2009. These charges for the three months ended February 28, 2010 related to the 2009 Restructuring Plan primarily include approximately $0.2 million related to employee severance and termination benefit costs and approximately $0.1 million related to lease commitment costs. These charges for the six months ended February 28, 2010 related to the 2009 Restructuring Plan primarily include approximately $3.3 million related to lease commitment costs and approximately $0.6 million related to fixed asset impairments. These charges for the three months and six months ended February 28, 2009 related to the 2009 Restructuring Plan include approximately $27.4 million related to employee severance and termination benefits costs, $0.1 million related to lease commitment costs and approximately $5.2 million related to fixed asset impairments.
     These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through February 28, 2010 of approximately $57.6 million include cash costs totaling approximately $50.6 million. These cash costs consist of employee severance and termination benefit costs of approximately $47.1 million, lease commitment costs of approximately $3.3 million and other restructuring costs of approximately $0.2 million. Non-cash costs of approximately $7.0 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
     At February 28, 2010, accrued liabilities of approximately $9.3 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of approximately $2.9 million is expected to be paid primarily through fiscal year 2011.
     Employee severance and termination benefit costs of approximately $0.2 million during the three months ended February 28, 2010 are primarily related to the reduction of employees across all functions of the business, partially offset by reduced estimates of severance and termination benefits that will be paid by the Company. Employee severance and termination benefit costs of approximately $27.4 million recorded during the three months and six months ended February 28, 2009 were primarily related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. To date, approximately 4,000 employees have been included in the 2009 Restructuring Plan. The lease commitment costs of approximately $0.1 million and $3.3 million recorded during the three months and six months ended February 28, 2010, respectively, primarily relate to a facility in the Americas that was substantially vacated during the Company’s first quarter of fiscal year 2010. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $0.6 million for the six months ended February 28, 2010 and $5.2 million for the three months and six months ended February 28, 2009.
     In addition, as part of the 2009 Restructuring Plan, management determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, the Company recorded a valuation allowance of $14.8 million on net deferred tax assets for fiscal year 2009. The valuation allowances are excluded from the table below as they were recorded to income tax expense in the Condensed Consolidated Statements of Operations.
     The tables below set forth the significant components and activity in the 2009 Restructuring Plan during the three months and six months ended February 28, 2010 (in thousands):
2009 Restructuring Plan — Three Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	November 30, 2009	Related Charges	Activity	Payments	February 28, 2010
Employee severance and termination benefits	$25,030	$224	$(832)	$(14,436)	$9,986
Lease commitment costs	2,767	56	—	(577)	2,246
Fixed asset impairment	—	54	(54)	—	—
Other	—	9	—	(9)	—

Total	$27,797	$343	$(886)	$(15,022)	$12,232

2009 Restructuring Plan — Six Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	February 28, 2010
Employee severance and termination benefits	$30,845	$40	$312	$(21,211)	$9,986
Lease commitment costs	—	3,247	—	(1,001)	2,246
Fixed asset impairment	—	553	(553)	—	—
Other	—	44	—	(44)	—

Total	$30,845	$3,884	$(241)	$(22,256)	$12,232

     The tables below set forth the significant components and activity in the 2009 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2010 (in thousands):
2009 Restructuring Plan — Three Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	November 30, 2009	Related Charges	Activity	Payments	February 28, 2010
Consumer	$654	$(11)	$(7)	$(36)	$600
EMS	25,751	354	(1,402)	(13,611)	11,092
AMS	1,392	—	523	(1,375)	540

Total	$27,797	$343	$(886)	$(15,022)	$12,232

2009 Restructuring Plan — Six Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	February 28, 2010
Consumer	$709	$(34)	$17	$(92)	$600
EMS	26,298	3,945	(897)	(18,254)	11,092
AMS	3,838	(27)	639	(3,910)	540

Total	$30,845	$3,884	$(241)	$(22,256)	$12,232

b. 2006 Restructuring Plan
     In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company recorded $0.3 million and $0.2 million of restructuring and impairment costs during the three months and six months ended February 28, 2010, respectively, to the Condensed Consolidated Statements of Operations, compared to reversals of $(1.2) million and $(0.6) million of restructuring and impairment costs during the three months and six months ended February 28, 2009, respectively. The restructuring and impairment costs for the three months ended February 28, 2010 consist of $0.1 million related to employee severance and termination benefit costs and $0.2 million related to lease commitment costs. The restructuring and impairment costs for the six months ended February 28, 2010 consist of $0.2 million related to employee severance and termination benefit costs. The restructuring and impairment costs (reversals) for the three months ended February 28, 2009 include $(1.4) million related to employee severance and termination benefit costs and $0.2 million related to lease commitment costs. The restructuring and impairment costs (reversals) for the six months ended February 28, 2009 include $(1.0) million related to employee severance and benefits costs and $0.4 million related to lease commitments.
     These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through February 28, 2010 of $207.6 million include cash costs totaling $158.7 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $27.1 million was paid in fiscal year 2009, $2.7 million was paid in the first two quarters of fiscal year 2010 and $5.4 million is expected to be paid primarily through fiscal year 2011. The cash costs consist of employee severance and termination benefit costs of approximately $144.1 million, costs related to lease commitments of approximately $20.8 million and other restructuring costs of approximately $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
     At February 28, 2010, accrued liabilities of approximately $2.4 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $3.1 million relate primarily to the charges for certain lease commitment costs and employee severance and termination benefits payments that are expected to be paid primarily through fiscal year 2011.
     Employee severance and termination benefits of $0.1 million and $0.2 million recorded in the three months and six months ended February 28, 2010, respectively, are primarily related to the reduction of employees across all functions of the business, partially offset by reduced estimates of severance and termination benefits that will be paid by the Company. Employee severance and termination benefit cost reversals of $(1.4) million and $(1.0) million recorded in the three months and six months ended February 28, 2009, respectively, were due to revised estimates of severance and termination benefits that will be paid by the Company. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.2 million recorded in the six months ended February 28, 2010 and lease commitment costs of $0.2 million and $0.4 million recorded in the three months and six months ended February 28, 2009, respectively, primarily relate to future lease payments for a facility that was vacated in the Americas.
     The Company has substantially completed restructuring activities under the 2006 Restructuring Plan. Approximately $0.9 million of remaining contract termination costs are expected to be incurred over the remainder of fiscal year 2010 and fiscal year 2011.
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

     The tables below set forth the significant components and activity in the 2006 Restructuring Plan during the three months and six months ended February 28, 2010 (in thousands):
2006 Restructuring Plan — Three Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	November 30, 2009	Related Charges	Activity	Payments	February 28, 2010
Employee severance and termination benefits	$4,729	$50	$(414)	$(367)	$3,998
Lease commitment costs	1,418	242	(1)	(560)	1,099
Other	438	—	(41)	—	397

Total	$6,585	$292	$(456)	$(927)	$5,494

2006 Restructuring Plan — Six Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	February 28, 2010
Employee severance and termination benefits	$5,736	$173	$(176)	$(1,735)	$3,998
Lease commitment costs	2,057	13	2	(973)	1,099
Other	419	—	(22)	—	397

Total	$8,212	$186	$(196)	$(2,708)	$5,494

     The tables below set forth the significant components and activity in the 2006 Restructuring Plan by reportable segment during the three months and six months ended February 28, 2010 (in thousands):
2006 Restructuring Plan — Three Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	November 30, 2009	Related Charges	Activity	Payments	February 28, 2010
Consumer	$3,566	$(82)	$(304)	$(176)	$3,004
EMS	2,585	374	(111)	(751)	2,097
AMS	434	—	(41)	—	393

Total	$6,585	$292	$(456)	$(927)	$5,494

2006 Restructuring Plan — Six Months Ended February 28, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	February 28, 2010
Consumer	$3,606	$(7)	$(146)	$(449)	$3,004
EMS	4,190	193	(27)	(2,259)	2,097
AMS	416	—	(23)	—	393

Total	$8,212	$186	$(196)	$(2,708)	$5,494

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
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 28, 2010 (in thousands):

	August 31, 2009				February 28, 2010
		Accumulated		Foreign		Accumulated
	Gross	Impairment		Currency	Gross	Impairment
Reportable Segment	Balance	Balance	Adjustments	Impact	Balance	Balance	Net Balance
EMS	$622,414	$(622,414)	$—	$—	$622,414	$(622,414)	$—
Consumer	400,407	(400,407)	—	—	400,407	(400,407)	—
AMS	25,120	—	—	(216)	24,904	—	24,904

Total	$1,047,941	$(1,022,821)	$—	$(216)	$1,047,725	$(1,022,821)	$24,904

     Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to ten years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at February 28, 2010 and August 31, 2009 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
February 28, 2010	amount	amortization	amount
Contractual agreements and customer relationships	$93,073	$(44,991)	$48,082
Intellectual property	85,098	(61,628)	23,470
Trade name	47,858	—	47,858

Total	$226,029	$(106,619)	$119,410

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2009	amount	amortization	amount
Contractual agreements and customer relationships	$99,583	$(46,313)	$53,270
Intellectual property	83,729	(52,459)	31,270
Trade names	46,628	—	46,628

Total	$229,940	$(98,772)	$131,168

     The weighted-average amortization period for aggregate net intangible assets at February 28, 2010 is 6.9 years, which includes a weighted-average amortization period of 9.1 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.5 years for net intellectual property.

     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2010 (remaining six months)	$12,320
2011	22,169
2012	14,044
2013	8,978
2014	7,679
Thereafter	6,362

Total	$71,552

Note 9. Accounts Receivable Securitizations
a. North American Asset-Backed Securitization Program
     In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million. The securitization program is accounted for as a sale. Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 18, 2009 was to expire on March 17, 2010. See Note 15 — “Subsequent Events” for further discussion of the Company’s North American asset-backed securitization program.
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
     At February 28, 2010, the Company had sold $387.4 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $184.1 million and retained an interest in the receivables of approximately $203.3 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $1.0 million and $2.0 million during the three months and six months ended February 28, 2010 compared to approximately $0.9 million and $3.2 million during the three months and six months ended February 28, 2009, which are recorded in other expense in the Condensed Consolidated Statements of Operations.
b. Foreign Asset-Backed Securitization Program
     On April 7, 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $200.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program, as amended on March 19, 2009, was to expire on March 18, 2010. See Note 15 — “Subsequent Events” for further discussion of the Company’s foreign asset-backed securitization program.

     At February 28, 2010, the Company had $111.2 million of debt outstanding under the program. In addition, the Company incurred interest expense of $0.7 million and $1.4 million recorded in the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2010, respectively, compared to $0.5 million and $2.5 million for the three months and six months ended February 28, 2009, respectively.
c. Accounts Receivable Factoring Agreements
     In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in the Condensed Consolidated Statements of Operations in the period of the sale. The factoring agreement was extended in September 2009 and expires on March 31, 2010.
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
     At February 28, 2010, the Company had sold $18.1 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $18.1 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $19.2 thousand and $41.2 thousand for the three months and six months ended February 28, 2010 compared to $42.6 thousand and $103.9 thousand for the three months and six months ended February 28, 2009 which was recorded to other expense in the Condensed Consolidated Statements of Operations.
     In July 2007 and August 2009, the Company entered into separate agreements with unrelated third parties (the “Purchasers”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale. Under the terms of the agreements, the Company transfers ownership of eligible trade accounts receivable to the Purchasers in exchange for cash; however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheets until the cash is received by the Purchasers from the Company’s customer for the trade accounts receivable. The Company had an outstanding liability of approximately $0.8 million and $1.5 million on the Condensed Consolidated Balance Sheets at February 28, 2010 and August 31, 2009, respectively, related to these agreements.
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
     There are no domestic pension or postretirement benefit plans maintained by the Company.
     The components of net periodic benefit cost for the Company’s pension plans are as follows (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Service cost	$390	$523	$788	$1,043
Interest cost	1,475	1,520	2,985	3,194
Expected long-term return on plan assets	(1,093)	(1,050)	(2,212)	(2,243)
Amortization of prior service cost	(30)	(9)	(61)	(19)
Recognized actuarial loss	316	289	640	617

Net periodic benefit cost	$1,058	$1,273	$2,140	$2,592

For the six months ended February 28, 2010, the Company has made contributions of approximately $2.1 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2010 contributions to approximate $3.6 million to $4.3 million.
Note 11. Notes Payable, Long-Term Debt and Long-Term Lease Obligations
     Notes payable, long-term debt and long-term lease obligations outstanding at February 28, 2010 and August 31, 2009 are summarized below (in thousands).

	February 28,	August 31,
	2010	2009
5.875% Senior Notes due 2010 (a)	$5,064	$5,064
7.750% Senior Notes due 2016 (b)	300,923	300,063
8.250% Senior Notes due 2018	396,949	396,758
Short-term factoring debt	780	1,468
Borrowings under credit facilities	2,498	21,313
Borrowings under loans	378,917	384,485
Securitization program obligations	111,203	125,291
Miscellaneous borrowings	21	6

Total notes payable, long-term debt and long-term lease obligations	1,196,355	1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	158,461	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,037,894	$1,036,873

     The $5.1 million of 5.875% senior unsecured notes (the “5.875% Senior Notes”), $312.0 million of 7.750% senior unsecured notes (the “7.750% Senior Notes”) and $400.0 million of 8.250% senior unsecured notes (the “8.250% Senior Notes”) outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $5.1 million, $322.1 million and $428.0 million, respectively, at February 28, 2010. The fair value estimates are based upon non-binding market quotes that are corroborated by observable market data (level 2 criteria).
a. 5.875% Senior Notes Tender Offer
     During the fourth quarter of fiscal year 2003, the Company issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. Also, the 5.875% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on the Company’s and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of its indebtedness (which only applies to its subsidiaries). During the fourth quarter of fiscal year 2009, the Company repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which it also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of the validly tendered 5.875% Senior Notes resulted in a charge of $10.5 million, which was recorded to other expense in the Condensed Consolidated Statements of Operations for the fiscal year ended August 31, 2009.
b. 7.750% Senior Notes Offering
     During the fourth quarter of fiscal year 2009, the Company issued a total of $312.0 million, seven-year, publicly-registered 7.750% Senior Notes at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on the Company’s and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of its indebtedness (which only applies to its subsidiaries). The Company is also subject to a covenant regarding its repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”
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
a. Foreign Currency Risk Management
     Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. At February 28, 2010, a hedging relationship existed that related to certain anticipated foreign currency denominated expenses, with an aggregate notional amount outstanding at February 28, 2010 of $123.2 million. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated expenses against foreign currency fluctuations. The anticipated foreign currency denominated expenses being hedged are expected to occur between March 1, 2010 and November 30, 2010.
     In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 28, 2010 and 2009 was $431.5 million and $1.3 billion, respectively.
     The following table presents the Company’s assets and liabilities related to foreign forward exchange contracts measured at fair value on a recurring basis as of February 28, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$17,989	$—	$17,989

Liabilities:
Forward foreign exchange contracts	—	(15,652)	—	(15,652)

Total	$—	$2,337	$—	$2,337

     The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 28, 2010 (in thousands):

Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and
	other current assets	$9,589	Accrued expense	$9,463
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and
	other current assets	$8,400	Accrued expense	$6,189
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the six months ended February 28, 2010 (in thousands):

			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss)		(Loss) Recognized in
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain	Income on Derivative
	in OCI on	AOCI	AOCI	(Loss) Recognized in	(Ineffective Portion
	Derivative	into Income	into Income	Income on Derivative	and Amount Excluded
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	from Effectiveness
	for the Six months	for the Six months	for the Six months	and Amount Excluded	Testing) for the Six months
Derivatives in Cash	ended February 28,	ended February 28,	ended February 28,	from Effectiveness	ended February 28,
Flow Hedging Relationship	2010	2010	2010	Testing)	2010
Forward foreign exchange contracts	$(4,508)	Revenue	$(7,299)	Revenue	$44
Forward foreign exchange contracts	$4,369	Cost of revenue	$6,966	Cost of revenue	$1,626
Forward foreign exchange contracts	$(14)	Selling, general and administrative	$(14)	Selling, general and administrative	$31
     As of February 28, 2010, the Company estimates that it will reclassify into earnings during the next twelve months gains on hedging arrangements of approximately $0.6 million from the amounts recorded in AOCI as the anticipated cash flows occur.
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the six months ended February 28, 2010 (in thousands):

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss) Recognized in	Income on Derivative for the Six Months
Derivatives not designated as hedging instruments	Income on Derivative	ended February 28, 2010
Forward foreign exchange contracts	Cost of revenue	$11,327
     At February 28, 2010, the Company recognized a net unrealized gain of approximately $2.2 million for the three months ended February 28, 2010 on forward foreign exchange contracts not designated as hedging instruments which was recorded to the cost of revenue line in the Condensed Consolidated Statements of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.

b. Interest Rate Risk Management
     The Company enters into interest rate swaps to manage interest rate risk associated with the Company’s variable rate borrowings. During the second quarter of fiscal year 2010, a hedging relationship existed related to interest payments associated with $100.0 million of the Company’s variable rate debt. The interest rate swap liability was settled during the quarter through the Company’s payment of $0.1 million. At February 28, 2010, the Company had no assets or liabilities related to interest rate swaps and $0.1 million remains in AOCI until the underlying interest payment effects earnings. The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the six months ended February 28, 2010 (in thousands):

Amount of Gain
			Amount of Gain		(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	(Loss)		Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain	(Ineffective Portion
	in OCI on	AOCI	AOCI	(Loss) Recognized in	and Amount Excluded
	Derivative	into Income	into Income	Income on Derivative	from Effectiveness
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	Testing)
Derivatives in Cash Flow	for the Six months	for the Six months	for the Six months	and Amount Excluded	for the Six months
Hedging	ended February 28,	ended February 28,	ended February 28,	from Effectiveness	ended February 28,
Relationship	2010	2010	2010	Testing)	2010
Interest rate swap	$(13)	Interest expense	$(214)	Interest expense	$—
     As of February 28, 2010, the Company estimates that it will reclassify into earnings during the next twelve months interest expense of approximately $0.1 million from the amount recorded in AOCI as the anticipated cash flows occur for the above noted interest rate swap.
     The changes related to cash flow hedges included in AOCI are as follows (in thousands):

Six months ended
February 28, 2010
Balance, August 31, 2009	$143
Net loss for the period	(165)
Net loss transferred to earnings	561

Balance, February 28, 2010	$539

Note 13. Loss on Disposal of Subsidiary
     On October 27, 2009, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to JCA Acquisition Company Limited, an unrelated third-party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million in the first quarter of 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiary on the Condensed Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.
Note 14. New Accounting Guidance
a. Recently Adopted Accounting Guidance
     In August 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance concerning measuring liabilities at fair value, which resulted in a change in the Company’s accounting policy effective September 1, 2009. The new accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. The adoption did not have a significant impact on the Company’s consolidated financial statements.
     Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on the Company’s consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

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
     In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.
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
b. Recently Issued Accounting Guidance
     In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued new guidance for the accounting for certain revenue arrangements that include software elements. These new guidance amends the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. This new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.
     In June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”). The new accounting guidance will result in a change in the Company’s accounting policy effective September 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise’s involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.
     In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. This new guidance will be effective for the Company on September 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statement of operations. However, under the current North American asset-backed securitization structure accounts receivable will no longer qualify for sale treatment and will be accounted for as a secured borrowing. As such, short-term debt will be recognized and accounts receivable will remain on the Company’s consolidated balance sheets until the point of cash receipt from the customer. The secured borrowing will be recognized as a financing activity on the Company’s consolidated statement of cash flows as of September 1, 2010.
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
Note 15. Subsequent Events
     The Company evaluated subsequent events that have occurred through the date of the filing of the Company’s second quarter Form 10-Q.
     a. North American Asset-Backed Securitization Program
On March 17, 2010, the Company amended its North American asset-backed securitization program which was due to expire on March 17, 2010. As a result, the program was extended until March 16, 2011, pricing was adjusted to reflect current market conditions and the purchase limit was decreased to $200.0 million. For further discussion on the North American asset-backed securitization program, refer to Note 9 —“Accounts Receivable Securitization.”
     b. Foreign-Asset Backed Securitization Program
On March 18, 2010, the Company amended its foreign asset-back securitization program which was due to expire on March 18, 2010. As a result, the program was extended until March 17, 2011, pricing was adjusted to reflect current market conditions and the purchase limit was decreased to $100.0 million. For further discussion on the foreign asset-backed securitization program, refer to Note 9 —“Accounts Receivable Securitization.”

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
Overview
     We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on revenue, net of estimated product return costs (“net revenue”), for the six months ended February 28, 2010 our largest customers currently include Cisco Systems, Inc., DIRECTV, Inc., EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, LG Electronics Inc., NetApp. Inc., Nokia Corporation, Pace plc and Research in Motion Limited. For the three months and six months ended February 28, 2010, we had net revenues of approximately $3.0 billion and $6.1 billion, respectively, and net income attributable to Jabil Circuit, Inc. of approximately $29.8 million and $58.1 million, respectively.
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
     We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.
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
Summary of Results
     Net revenues for the second quarter of fiscal year 2010 increased approximately 4.1% to $3.0 billion compared to $2.9 billion for the same period of fiscal year 2009 largely due to increases in the instrumentation and medical and networking sectors. These increases were largely due to new customer wins and new program wins with existing customers.
     During the second quarter of fiscal year 2009, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce by approximately 3,000 employees in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities were intended to address market conditions and properly size our manufacturing facilities to increase the efficiencies of our operations. Based on the analysis completed to date, we currently expect to recognize approximately $64.0 million in pre-tax restructuring and impairment costs and reduce our worldwide headcount by a total of approximately 4,000 employees over the course of fiscal years 2009 and 2010. In addition, we recorded a valuation allowance of $14.8 million on certain net deferred tax assets related to the 2009 Restructuring Plan. The restructuring charges include pre-tax employee severance and termination benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Based on the ongoing assessment of market conditions, it is possible that we may perform additional restructuring activities in the future. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges” and Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. See also “Risk Factors — We face risks arising from the restructuring of our operations.”
     The following table sets forth, for the three-month and six-month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net revenue	$3,004,644	$2,887,400	$6,092,900	$6,269,909
Gross profit	$222,746	$155,546	$454,522	$379,259
Operating income (loss)	$61,779	$(705,579)	$128,043	$(945,539)
Net income (loss) attributable to Jabil Circuit, Inc	$29,830	$(866,100)	$58,118	$(1,141,957)
Income (loss) per share — basic	$0.14	$(4.19)	$0.27	$(5.53)
Income (loss) per share — diluted	$0.14	$(4.19)	$0.27	$(5.53)
Cash dividend per share — declared	$0.07	$0.07	$0.14	$0.14
Key Performance Indicators
     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	February 28,	November 30,	August 31,	May 31,
	2010	2009	2009	2009
Sales cycle	17 days	16 days	16 days	22 days
Inventory turns	7 turns	8 turns	9 turns	8 turns
Days in trade accounts receivable	35 days	41 days	41 days	40 days
Days in inventory	51 days	45 days	42 days	46 days

	Three months ended
	February 28,	November 30,	August 31,	May 31,
	2010	2009	2009	2009
Days in accounts payable	69 days	70 days	67 days	64 days
     The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2010, days in trade accounts receivable decreased six days to 35 days as compared to the prior sequential quarter as a result of timing of sales and focused efforts on cash collection during the quarter, as well as related seasonality factors. During the three months ended February 28, 2010, days in inventory increased six days to 51 days and inventory turns decreased one turn to seven turns as compared to the prior consecutive quarter primarily due to the ramp up of inventory levels to support new business wins, as well as raw material shortages due to an unforeseen constrained materials environment which has caused material component lead times to be extended. For further discussion of material shortages see “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.” During the three months ended February 28, 2010, days in accounts payable decreased one day to 69 days as compared to 70 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.
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
Income Taxes
We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the consolidated financial statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. For further discussion related to our income taxes, refer to Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Stock-Based Compensation
     We began recognizing stock-based compensation expense in our Condensed Consolidated Statements of Operations on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 — “Stock-Based Compensation” to the Condensed Consolidated Financial Statements and “Risk Factors — The matters relating to the Special Committee’s review of our historical stock option granting practices and the restatement of our Condensed Consolidated Financial Statements have resulted in litigation and regulatory inquiries and may result in future litigation, which could have a material adverse effect on us.”
Recent Accounting Guidance
     See Note 14 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.6%	94.6%	92.5%	94.0%

Gross profit	7.4%	5.4%	7.5%	6.0%
Operating expenses:
Selling, general and administrative	4.9%	3.8%	4.6%	3.9%
Research and development	0.2%	0.2%	0.2%	0.1%
Amortization of intangibles	0.2%	0.3%	0.2%	0.3%
Restructuring and impairment charges	0.0%	1.1%	0.1%	0.5%
Goodwill impairment charges	—	24.4%	—	16.3%
Loss on disposal of subsidiary	—	—	0.3%	—

Operating income (loss)	2.1%	(24.4)%	2.1%	(15.1)%

Other expense	0.0%	0.0%	0.0%	0.0%
Interest income	(0.0)%	(0.0)%	(0.0)%	(0.1)%
Interest expense	0.7%	0.7%	0.7%	0.7%

Income (loss) before income tax	1.4%	(25.1)%	1.4%	(15.7)%
Income tax expense	0.4%	4.9%	0.5%	2.5%

Net income (loss)	1.0%	(30.0)%	0.9%	(18.2)%
Net income (loss) attributable to noncontrolling interests, net of income tax expense	0.0%	0.0%	0.0%	0.0%

Net income (loss) attributable to Jabil Circuit, Inc	1.0%	(30.0)%	0.9%	(18.2)%

For the Three and Six Months Ended February 28, 2010 Compared to the Three and Six Months Ended February 28, 2009
     Net Revenue. Our net revenue for the three months ended February 28, 2010 increased 4.1% to $3.0 billion from $2.9 billion for the three months ended February 28, 2009. Specific increases include a 32% increase in the sale of instrumentation and medical products; a 16% increase in the sale of aftermarket services; a 9% increase in the sale of networking products; and a 5% increase in the sale of digital home office products. These increases were largely due to new customer wins and new programs with existing customers. These increases were partially offset by a 16% decrease in the sale of mobility products; an 8% decrease in the sale of computing and storage products; and a 16% decrease in the sale of other products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment and the constrained materials environment during the three months ended February 28, 2010, as well as our decision to largely exit the automotive sector in conjunction with the sale of our subsidiary Jabil Circuit Automotive, SAS.
     Our net revenue for the six months ended February 28, 2010 decreased 2.8% to $6.1 billion from $6.3 billion for the six months ended February 28, 2009. Specific decreases include a 20% decrease in the sale of other products; a 16% decrease in the sale of digital home office products; a 16% decrease in the sale of telecom products; a 16% decrease in the sale of computing and storage products; and a 10% decrease in the sale of networking products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment and the constrained materials environment during the six months ended February 28, 2010, as well as largely exiting the automotive sector as discussed above. These decreases were partially offset by a 20% increase in the sale of aftermarket services products; an 18% increase in the sale of instrumentation and medical products; and an 8% increase in the sale of mobility products predominately related to the production of new products with an existing customer within the sector.
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
     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the weakened macro-economic environment; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive sector; seasonality in our business; and business growth from new and existing customers, including production of new products in the mobility sector. During the first quarter of fiscal year 2010, we began to report the display and peripheral sectors as a combined sector called digital home office. In addition, the automotive sector is no longer reported separately and has been combined in the other sector.

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
EMS
Computing and Storage	11%	12%	10%	12%
Instrumentation and Medical	23%	19%	23%	19%
Networking	18%	17%	16%	17%
Telecommunications	5%	5%	5%	5%
Other	4%	5%	4%	4%

Total EMS	61%	58%	58%	57%

Consumer Electronics
Digital Home Office	15%	15%	15%	16%
Mobility	17%	21%	21%	21%

Total Consumer Electronics	32%	36%	36%	37%

AMS	7%	6%	6%	6%

Total	100%	100%	100%	100%

     Foreign source revenue represented 83.0% and 84.6% of net revenue for the three months and six months ended February 28, 2010, respectively. This is compared to 82.8% and 83.4% of net revenue for the three months and six months ended February 28, 2009, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months.
     Gross Profit. Gross profit increased to $222.7 million (7.4% of net revenue) and $454.5 million (7.5% of net revenue) for the three months and six months ended February 28, 2010, respectively, from $155.5 million (5.4% of net revenue) and $379.3 million (6.0% of net revenue) for the three months and six months ended February 28, 2009, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue for the three months and six months ended February 28, 2010 versus the same period in the prior fiscal year was primarily due to increased revenue due to new customer wins and new programs with existing customers, as well as the realization of certain cost savings associated with initiatives that we commenced in fiscal year 2009 to reduce our cost structure in order to better align with lower demand levels and increased capacity utilization which allows us to better leverage our cost structure. This increase was partially offset by our failure to realize an incremental amount of revenue due to supply constraints with certain materials, which, if realized, would have likely had a positive impact on our gross profit and net income.
     Selling, General and Administrative. Selling, general and administrative expenses increased to $146.3 million (4.9% of net revenue) and $277.8 million (4.6% of net revenue) for the three months and six months ended February 28, 2010 from $111.1 million (3.8% of net revenue) and $242.7 million (3.9% of net revenues) for the three months and six months ended February 28, 2009. The increase in selling, general and administrative expenses is largely due to increases in stock-based compensation expense during fiscal year 2010. During the second fiscal quarter of 2010, $7.1 million of expense was recognized as it was determined that a portion of the restricted stock awards granted in fiscal year 2008 with performance conditions would vest and $4.7 million of expense was recognized related to the modification of certain existing equity awards to include retirement eligibility provisions. In addition, there was a $10.2 million reversal of previously recognized stock-based compensation expense during the second fiscal quarter of 2009 as a result of a change in estimate related to performance based restricted stock awards that were no longer considered probable of vesting.
     Research and Development. Research and development expenses increased to $7.4 million (0.2% of net revenue) and $15.1 million (0.2% of net revenue) for the three months and six months ended February 28, 2010, respectively, compared to $5.8 million (0.2% of net revenue) and $11.4 million (0.1% of net revenue) for the three months and six months ended February 28, 2009, respectively. The increase is attributed primarily to our increased focus on vertical integration capabilities in our mobility sector and increased capabilities and proficiencies in digital home office and printer markets.
     Amortization of Intangibles. We recorded $6.6 million and $13.7 million of amortization of intangible assets for the three months and six months ended February 28, 2010, respectively, as compared to $7.7 million and $15.7 million for the three months and six months ended February 28, 2009, respectively. The decrease is primarily attributable to certain intangible assets that became fully amortized since February 28, 2009. For additional information regarding purchased intangibles, see Note 8 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.
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
     Restructuring and Impairment Charges.
     a. 2009 Restructuring Plan
     In conjunction with the 2009 Restructuring Plan, we currently expect to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $14.8 million on certain net deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, we charged $0.3 million and $3.9 million of restructuring and impairment costs during the three months and six months ended February 28, 2010, respectively, to our Condensed Consolidated Statements of Operations, compared to charges of $32.7 million of restructuring and impairment costs during the three months and six months ended February 28, 2009. The charges related to the 2009 Restructuring Plan incurred during the three months ended February 28, 2010 include approximately $0.2 million related to employee severance and termination benefit costs and approximately $0.1 million related to lease commitment costs. The charges related to the 2009 Restructuring Plan incurred during the six months ended February 28, 2010 include approximately $3.3 million related to lease commitment costs and approximately $0.6 million related to fixed asset impairments.
     The $57.6 million in restructuring and impairment charges related to the 2009 Restructuring Plan incurred through February 28, 2010 includes cash costs totaling approximately $50.6 million, of which approximately $19.2 million was paid in fiscal year 2009 and approximately $22.3 million was paid in the six months ended February 28, 2010. The cash costs of approximately $50.6 million consist of employee severance and termination benefit costs of approximately $47.1 million, lease commitment costs of approximately $3.3 million and other restructuring costs of approximately $0.2 million. Non-cash costs of approximately $7.0 million primarily represent fixed asset impairment charges related to our restructuring activities.
     At February 28, 2010, accrued liabilities of approximately $9.3 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months. The remaining liability of $2.9 million is expected to be paid through fiscal year 2011.
     Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $41.8 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million. Of the $55.0 million of expected annualized cost savings, we have realized a cumulative cost savings of approximately $32.0 million by the end of the second quarter of fiscal year 2010.

     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charge of $57.6 million incurred through February 28, 2010 as it was recorded through income tax expense on our Condensed Consolidated Statements of Operations.
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
     During the three months and six months ended February 28, 2010, we recorded approximately $0.3 million and $0.2 million of restructuring and impairment charges, respectively, compared to $(1.2) million and $(0.6) million of restructuring and impairment charge reversals recognized for the three months and six months ended February 28, 2009, respectively. The restructuring and impairment costs for the three months ended February 28, 2010 is comprised of approximately $0.1 million related to employee severance and termination benefit costs and $0.2 million related to lease commitments. The restructuring and impairment costs for the six months ended February 28, 2010 is comprised of approximately $0.2 million related to employee severance and termination benefit costs.
     At February 28, 2010, liabilities of approximately $2.4 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $3.1 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments and is expected to be paid primarily through fiscal year 2011.
     As of February 28, 2010, as a result of the restructuring activities completed through February 28, 2010 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we began to realize the full net annualized cost savings of approximately $39.0 million during the third quarter of fiscal year 2009. For further discussion of the restructuring programs, see Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.
     Goodwill Impairment Charges. We recorded non-cash goodwill impairment charges of $1.0 billion for the full fiscal year ended August 31, 2009 (which included a $0.7 billion charge for the three months ended February 28, 2009) to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. We performed these impairment tests based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets. After recognition of these charges, no goodwill remained with the Consumer and EMS reporting units, respectively, and approximately $25.1 million remained with the AMS reporting unit. For further discussion of goodwill impairment charges recorded, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
     Other Expense. We recorded other expense totaling $1.1 million and $2.2 million for the three months and six months ended February 28, 2010, respectively, as compared to other expense of $0.9 million and $3.2 million for the three and six months ended February 28, 2009, respectively. The increase in expense for the three months ended February 28, 2010 compared to the three months ended February 28, 2009 was primarily due to an increase in the loss on the sale of accounts receivable under our North American asset-backed securitization program of $0.1 million which was primarily due to an increase in the amount of receivables sold under the program during the quarter ended February 28, 2010. The decrease in expense for the six months ended February 28, 2010 compared to the six months ended February 28, 2009 was primarily due to a decrease in the loss on the sale of accounts receivable under our North American securitization program of $1.1 million which was primarily due to a decrease in the amount of receivables sold under the program during the six months ended February 28, 2010. The net cash proceeds available at any one time under the North American asset-backed securitization program were decreased from $280.0 million to $250.0 million during fiscal year 2009. For further discussion of our accounts receivable securitization program, see Note 9 — “Accounts Receivable Securitizations” to the Condensed Consolidated Financial Statements. See also Note 15 — “Subsequent Events” to the Condensed Consolidated Financial Statements for discussion surrounding an amendment that was executed related to the securitization program subsequent to February 28, 2010.
     Interest Income. Interest income decreased to $0.6 million and $1.6 million for the three months and six months ended February 28, 2010, respectively, from $1.9 million and $4.2 million for the three months and six months ended February 28, 2009, respectively. The decrease was primarily due to lower overall interest rates during the periods.
     Interest Expense. Interest expense decreased to $20.0 million and $40.1 million for the three months and six months ended February 28, 2010, respectively, from $20.1 million and $43.8 million for the three months and six months ended February 28, 2009 primarily due to lower overall interest rates during the periods.
     Income Taxes. Income tax expense reflects an effective tax rate of 27.7% and 32.7% for the three months and six months ended February 28, 2010, respectively, as compared to an effective tax rate of (19.6)% and (15.6)% for the three months and six months ended February 28, 2009, respectively. The effective tax rate differs from the previous period due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that were no longer more likely than not to be realized during the three months and six months ended February 28, 2009, respectively. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009 for further discussion.
Non-U.S. GAAP Core Financial Measures
The following discussion and analysis of our financial condition and results of operations include certain non-U.S. GAAP financial measures as identified in the reconciliation below. The non-U.S. GAAP financial measures disclosed herein do not have standard meaning and may vary from the non-U.S. GAAP financial measures used by other companies or how we may calculate those measures in other instances from time to time. Non-U.S. GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. Also, our “core” financial measures should not be construed as an inference by us that our future results will be unaffected by those items which are excluded from our “core” financial measures.
Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, restructuring and impairment charges, goodwill impairment charges, certain distressed customer charges, loss on disposal of subsidiary, certain deferred tax valuation allowance charges, and stock-based compensation expense and related charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining employee performance when determining incentive compensation.
We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings from what we believe are our core manufacturing operations. Most of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring charges, we may be making associated cash payments in the future. In addition, although we excluded stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders ownership interest. We encourage you to evaluate these items and the limitations in excluding them.
     Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our condensed consolidated financial statements (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Operating income (loss) (U.S. GAAP)	$61,779	$(705,579)	$128,043	$(945,539)
Amortization of intangibles	6,643	7,673	13,748	15,708
Stock-based compensation and related charges	26,512	5,187	40,493	20,005

Restructuring and impairment charges	635	31,524	4,070	32,145
Goodwill impairment charges	—	705,121	—	1,022,821
Loss on disposal of subsidiary	—	—	15,722	—
Distressed customer charges	—	7,256	—	7,256

Core operating income (Non-U.S. GAAP)	$95,569	$51,182	$202,076	$152,396

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009

Net income (loss) attributable to Jabil Circuit, Inc. (U.S. GAAP)	$29,830	$(866,100)	$58,118	$(1,141,957)
Amortization of intangibles, net of tax	6,635	9,673	13,728	15,226
Stock-based compensation and related charges, net of tax	26,178	8,600	39,888	19,210
Restructuring and impairment charges, net of tax	646	45,155	4,084	45,618
Goodwill impairment charges, net of tax	—	696,080	—	1,018,157
Loss on disposal of subsidiary, net of tax	—	—	15,722	—
Distressed customer charges, net of tax	—	6,408	—	6,408
Deferred tax valuation allowance charges	—	127,449	—	127,449

Core earnings (Non-U.S. GAAP)	$63,289	$27,265	$131,540	$90,111

Common shares used in the calculations of basic earnings (loss) per share:
Basic weighted average shares outstanding (U.S. GAAP)(1)	213,625	206,711	214,040	206,557
Adjustments:
Share-based payment awards classified as participating securities	—	6,676	—	6,660

Basic weighted average shares outstanding (Non-U.S. GAAP)	213,625	213,387	214,040	213,217

Common shares used in the calculations of diluted earnings (loss) per share:
Diluted weighted average shares outstanding (U.S. GAAP)(1)	214,760	206,711	215,916	206,557
Adjustments:
Share-based payment awards classified as participating securities	—	6,676	—	6,660

Dilutive common shares issuable under the ESPP and upon exercise of options and stock appreciation rights	—	69	—	69
Dilutive unvested non-participating restricted stock awards	—	—	—	—

Diluted weighted average shares outstanding (Non-U.S. GAAP)	214,760	213,456	215,916	213,286

Earnings (loss) per share: (U.S. GAAP)
Basic	$0.14	$(4.19)	$0.27	$(5.53)
Diluted	$0.14	$(4.19)	$0.27	$(5.53)

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.30	$0.13	$0.61	$0.42
Diluted	$0.29	$0.13	$0.61	$0.42

(1)	For the three months and six months ended February 28, 2009, no potential common shares relating to our equity awards were included in the U.S. GAAP computation of basic and diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the periods.
     Core operating income for the second quarter of fiscal 2010 increased 86.7% to $95.6 million compared to $51.2 million for the second quarter of fiscal 2009. Core earnings increased 132.1% to $63.3 million compared to $27.3 million for the second quarter of fiscal 2009.
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
Dividends
     The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2010 and 2009.
Dividend Information

			Total cash
	Dividend	Dividend	dividends	Date of record for	Dividend cash
	declaration date	per share	declared	dividend payment	payment date
	(in thousands, except for per share data)
Fiscal year 2010:	October 22, 2009	$0.07	$15,186 (1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010

Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992	August 17, 2009	September 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.
Liquidity and Capital Resources
     At February 28, 2010, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs.
     The following table sets forth, for the six months ended February 28, 2010, selected consolidated cash flow information (in thousands):

	Six months ended
	February 28,	February 28,
	2010	2009
Net cash provided by operating activities	$104,792	$309,194
Net cash used in investing activities	(111,046)	(181,909)
Net cash used in financing activities	(66,579)	(133,762)
Effect of exchange rate changes on cash and cash equivalents	(9,302)	8,490

Net (decrease) increase in cash and cash equivalents	$(82,135)	$2,013

     Net cash provided by operating activities for the six months ended February 28, 2010 was approximately $104.8 million. This resulted primarily from net income of $58.7 million, a $166.6 million increase in accounts payable and accrued expenses, $142.5 million in non-cash depreciation and amortization expense, a $43.2 million decrease in trade accounts receivable, $40.5 million in non-cash stock-based compensation expense, a $17.7 million increase in income tax payable, $12.8 million in non-cash expense related to the disposal of a subsidiary and $4.1 million in restructuring and impairment charges offset by a $361.1 million increase in inventories and a $25.2 million increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The decrease in accounts receivable was predominately attributable to timing of sales and focused efforts on cash collection. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins, as well as raw material shortages due to an unforeseen constrained materials environment which has caused material component lead times to be extended. For further discussion of material shortages see “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”
     Net cash used in investing activities for the six months ended February 28, 2010 was $111.0 million. This consisted primarily of capital expenditures of $116.4 million for investments in capacity to support the ongoing production of new programs within the mobility sector and information technology infrastructure, partially offset by $5.3 million of proceeds from the sale of property and equipment.
     Net cash used in financing activities for the six months ended February 28, 2010 was $66.6 million. This resulted from our receipt of approximately $1.9 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $1.7 billion of borrowings under the revolving portion of the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”). This was offset by repayments in an aggregate amount of $2.0 billion during the six months ended February 28, 2010, which primarily included $1.7 billion toward repayment of borrowings under the revolving portion of the Credit Facility. In addition, we paid $29.9 million of dividends to stockholders during the six months ended February 28, 2010.
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
     During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004 and as of February 28, 2010, several amendments have increased the net cash proceeds available at any one time under the securitization program up to an amount of $250.0 million and extended the program until March 17, 2010 (as discussed in Note 15 — “Subsequent Events” to the Condensed Consolidated Financial Statements, the program was amended subsequent to February 28, 2010 to, among other things, extend the program to March 16, 2011 with net cash proceeds available at any one time of up to $200.0 million). Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility of 0.575% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to 1.15% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The securitization conduit and the investors in the conduit have no recourse to our assets for failure of debtors to pay when due. At February 28, 2010, we had sold $387.4 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $184.1 million and retained an interest in the receivables of approximately $203.3 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $1.0 million and $2.0 million during the three months and six months ended February 28, 2010, respectively, and $0.9 million and $3.2 million for the three months and six months ended February 28, 2009, respectively, which are recorded to other expense in the Condensed Consolidated Statements of Operations. See Note 15 — “Subsequent Events” to the Condensed Consolidated Financial Statements for a further discussion of the amendment to the Company’s North American asset-backed securitization program subsequent to February 28, 2010 to, among other things, extend the program to March 16, 2011 with net cash proceeds available at any one time of up to $200.0 million. We decided to reduce the amount of net cash proceeds available at any one time from $250 million to $200 million because, in light of our current liquidity sources and needs, we did not believe that we needed the incremental $50 million. Also, we have to pay a fee on the unused portion of the facility when we are not fully utilizing the facility.
     During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in our Condensed Consolidated Statements of Operations in the period of the sale. In September 2009, the factoring agreement was extended through March 31, 2010, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At February 28, 2010, we had sold $18.1 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $18.1 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $19.2 thousand and $41.2 thousand for the three months and six months ended February 28, 2010, respectively, and $42.6 thousand and $103.9 thousand for the three months and six months ended February 28, 2009, respectively, which was recorded to other expense in the Condensed Consolidated Statements of Operations.

     Notes payable, long-term debt and long-term lease obligations outstanding at February 28, 2010 and August 31, 2009 are summarized below (in thousands).

	February 28,	August 31,
	2010	2009
5.875% Senior Notes due 2010 (a)	$5,064	$5,064
7.750% Senior Notes due 2016 (b)	300,923	300,063
8.250% Senior Notes due 2018 (c)	396,949	396,758
Short-term factoring debt (d)	780	1,468
Borrowings under credit facilities (e)	2,498	21,313
Borrowings under loans (f)	378,917	384,485
Securitization program obligations (g)	111,203	125,291
Miscellaneous borrowings	21	6

Total notes payable, long-term debt and long-term lease obligations	1,196,355	1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	158,461	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,037,894	$1,036,873

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. Also, the 5.875% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). During the fourth quarter of fiscal year 2009, we repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which we also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of the validly tendered 5.875% Senior Notes resulted in a charge of $10.5 million which was recorded to other expense in our Condensed Consolidated Statements of Operations for the twelve months ended August 31, 2009.

(b)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered 7.750% Senior Notes at 96.143% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant regarding our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(c)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

The 8.250% Senior Notes mature on March 15, 2018 and pay interest semiannually on March 15 and September 15. The interest rate payable on the 8.250% Senior Notes is subject to adjustment from time to time if the credit ratings assigned to the 8.250% Senior Notes increase or decrease, as provided in the 8.250% Senior Notes. The 8.250% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.

We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant regarding our repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

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

(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, we entered into separate agreements with unrelated third parties for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale. Under the terms of these agreements, we transfer ownership of eligible trade accounts receivable to the third party purchasers in exchange for cash, however, as these transactions do not qualify as a sale, the relating trade accounts receivable are included on our Condensed Consolidated Balance Sheets until the cash is received by the purchasers from our customer for the trade accounts receivable. We had an outstanding liability of $0.8 million and $1.5 million on our Condensed Consolidated Balance Sheets at February 28, 2010 and August 31, 2009, respectively, related to these agreements.

(e)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Russian rubles, as well as U.S. dollars. At February 28, 2010, these credit facilities incur interest at both fixed and variable rates ranging from 2.74% to 2.76% and range in outstanding amounts from $0.4 million to $2.1 million.

(f)	During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expires on April 15, 2010 and all outstanding borrowings are then due and payable. The 400.0 million Indian rupee principal outstanding is equivalent to approximately $8.7 million based on currency exchange rates at February 28, 2010.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expires on April 13, 2010. At February 28, 2010, borrowings of 1.4 million Euros (approximately $2.0 million based on currency exchange rates at February 28, 2010) were outstanding under the construction loan.

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

Through the acquisition of a Taiwanese subsidiary in fiscal year 2007, we assumed certain liabilities, including short and long term debt obligations totaling approximately $102.2 million at the date of acquisition. At February 28, 2010, approximately $5.9 million of debt is outstanding under these short-term mortgage and credit facilities, with current interest rates ranging from 2.1% to 2.4%. At February 28, 2010, approximately $0.3 million of fixed assets, including buildings and land, were pledged as collateral on the mortgage facility outstanding.

During the fourth quarter of fiscal year 2007, we entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the $1.0 billion, 364-day senior unsecured bridge loan facility, that was entered into on December 21, 2006, amended on December 20, 2007 and terminated on February 13, 2008. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During the three months ended February 28, 2010, we borrowed $872.0 million against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the second quarter of fiscal year 2010. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $360.0 million remains outstanding at February 28, 2010.

In addition to the loans described above, at February 28, 2010, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.4 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Condensed Consolidated Balance Sheets.

(g)	On April 7, 2008, we entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We are assessed a monthly fee based on the maximum facility limit and, in addition, pay interest based on LIBOR plus a spread. The foreign securitization program expires on March 17, 2011. At February 28, 2010, we had $111.2 million of debt outstanding under the program. In addition, we incurred interest expense of $0.7 million and $1.4 million in our Condensed Consolidated Statements of Operations during the three months ended February 28, 2010 and 2009, respectively. See Note 15 — “Subsequent Events” to the Condensed Consolidated Financial Statements for a further discussion of the amendment to the Company’s foreign asset-backed securitization program subsequent to February 28, 2010 to, among other things, extend the program to March 17, 2011 with net cash proceeds available at any one time of up to $100.0 million. We decided to reduce the amount of net cash proceeds available at any one time from $200 million to $100 million because, in light of our current liquidity sources and needs, we did not believe that we needed the incremental $100 million. Also, we have to pay a fee on the unused portion of the facility when we are not fully utilizing the facility.
     At February 28, 2010 and 2009, we were in compliance with all Restrictive Financial Covenants under the Credit Facility and our securitization programs.
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
     We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $300.0 million to $350.0 million, principally for information technology infrastructure upgrades, maintenance levels of machinery and equipment and machinery and equipment for new business including new process technology within our mechanical operations. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our accounts receivable securitization program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities and our working capital requirements for the next twelve months. Our $200.0 million U.S. asset-backed securitization program and our $100.0 million foreign asset-backed securitization program expire, however, in March 2011 and we may be unable to renew one or both of them.

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
     Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of February 28, 2010 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,196,355	$158,461	$340,020	$1	$697,873
Future interest on notes payable and long-term debt	436,095	61,665	123,331	115,631	135,468
Operating lease obligations	170,936	48,709	55,686	36,844	29,697
Estimated future benefit payments to plan	54,727	4,597	9,946	10,813	29,371
Capital commitments (a)	—	—	—	—	—

Total contractual cash obligations (b)	$1,858,113	$273,432	$528,983	$163,289	$892,409

(a)	During the first fiscal quarter of 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, we have invested $3.3 million as of February 28, 2010. The remaining commitment of $6.7 million is callable over the next five years by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(b)	At February 28, 2010, we have $3.7 million and $86.6 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time; and accordingly, this liability has been excluded from the above table.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair market values. At February 28, 2010, except for certain foreign currency contracts, with a notional amount outstanding of $123.2 million and a fair value of $9.6 million recorded in prepaid and other current assets and $9.5 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded in our Condensed Consolidated Statements of Operations.
     The aggregate notional amount of outstanding contracts at February 28, 2010 that do not qualify as accounting hedges was $431.5 million. The fair value of these contracts amounted to a $8.4 million asset recorded in prepaid and other current assets and a $6.2 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at February 28, 2010. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue in our Condensed Consolidated Statements of Operations. The forward contracts are denominated in British pounds, Euros, Hungarian forints, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2010, there were no significant outstanding investments.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $475.7 million in borrowings outstanding under these facilities at February 28, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
     For our fiscal quarter ended February 28, 2010, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended February 28, 2010, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
     On January 19, 2010, the U.S. Court of Appeals for the Eleventh Circuit affirmed the U.S. District Court for the Middle District of Florida, Tampa Division’s prior dismissal with prejudice of the Second Amended Class Action Complaint in the putative shareholder class action that was previously filed against us, KPMG LLP, our directors and certain of our current and former officers. The plaintiffs subsequently moved for a re-hearing on the matter, which motion was denied. The only remaining avenue of potential relief for the plaintiffs is to petition the U.S. Supreme Court for a writ of certiorari by May 24, 2010. We believe that the Second Amended Class Action Complaint is without merit and if the dismissal of it is overturned by the U.S. Supreme Court, we will continue to vigorously defend the action, although no assurance can be given as to the ultimate outcome of any such further proceedings.
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
     For the six months ended February 28, 2010, our five largest customers accounted for approximately 45% of our net revenue and our top 49 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     A significant decline in our industry’s revenue has occurred over the past 18 months as consumers and businesses have postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations during the six months ended February 28, 2010, and may continue to have a negative impact. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity and are expected to continue to have a negative impact on our operations over at least the next several fiscal quarters. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent (which two of our customers experienced in fiscal year 2009) or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
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
     Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:
•	recessionary periods in our customers’ markets;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which contributes to short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products become obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.
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
Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.
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
     Most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, however we may bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage could increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor products. These shortages have resulted in our failure to realize an incremental amount of revenue due to supply constraints with certain materials, which, if realized, would have likely had a positive impact on our gross profit and net income. Some shortages are occurring currently, and may continue to occur. We believe these shortages may be due to increased economic activity following recent recessionary conditions. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Also, our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. Finally, the financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations, could affect our operations and financial results.
     The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.
Customer relationships with emerging companies may present more risks than with established companies.
     Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. This tightening of financing for start-up customers, together with many start-up customers’ lack of prior operations and unproven product markets increase our credit risk, especially in trade accounts receivable and inventories. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.
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
     There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed global economic growth and have resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we are starting to see signs of an economic stabilization, if such stabilization and subsequent recovery do not occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions could negatively impact our ability to forecast customer demand, our ability to effectively manage inventory levels and collect receivables, and increase our need for cash, and have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.
The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.
     The credit market turmoil could negatively impact the counterparties to our forward exchange contracts and securitization programs; our lenders under the Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million U.S. asset-backed securitization program expiring on March 16, 2011 or our $100.0 million foreign asset-backed securitization program expiring on March 17, 2011, the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

We are exposed to intangible asset risk; specifically, our goodwill may become further impaired.
     We determined that goodwill related to the Consumer and EMS reporting units was impaired and recorded a non-cash goodwill impairment charge of $400.4 million for the Consumer reporting unit and a non-cash goodwill impairment charge of $622.4 million for the EMS reporting unit for the fiscal year ended August 31, 2009. After recognition of these charges no goodwill remained with the Consumer and EMS reporting units and $25.1 million of goodwill recorded on the Condensed Consolidated Balance Sheets related to the AMS reporting unit. A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in the need to perform an impairment analysis in future periods. If we were to conclude that a future write down of our goodwill is necessary, then we would record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
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
We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.
     We derived 83.0% and 84.6% of net revenue from international operations for the three months and six months ended February 28, 2010, respectively, compared to 82.8% and 83.4% for the three months and six months ended February 28, 2009, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months. At February 28, 2010, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest and Lunel, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
     These factors may harm our results of operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.
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
We have on occasion not achieved, and may not in the future achieve expected profitability from our acquisitions.
     We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us, including:
•	Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of any additional equity securities we issue as consideration for, or to finance, the acquisition; (6) the incurrence of additional debt; (7) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses.

•	Operating risks, such as (1) the diversion of management’s attention to the assimilation of the acquired businesses; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) we may not be able to attract and retain the employees necessary to support the acquired businesses; (7) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; and (8) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.
     Most of our acquisitions involve operations outside of the U.S. which are subject to various risks including those described in “Risk Factors — We derive a substantial portion of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”
     We have acquired and may continue to pursue the acquisition of manufacturing and supply chain management operations from our customers (or potential customers). In these acquisitions, the divesting company will typically enter into a supply arrangement with the acquirer. Therefore, competition for these acquisitions exists. In addition, certain divesting companies may choose not to offer to sell their operations to us because of our current supply arrangements with other companies or may require terms and conditions that may impact our profitability. If we are unable to attract and consummate some of these acquisition opportunities at favorable terms, our growth and profitability could be adversely impacted.

     In addition to those risks listed above, arrangements entered into with these divesting companies typically involve certain other risks, including the following:
•	the integration into our business of the acquired assets and facilities may be time-consuming and costly;

•	we, rather than the divesting company, may bear the risk of excess capacity;

•	we may not achieve anticipated cost reductions and efficiencies;

•	we may be unable to meet the expectations of the divesting company as to volume, product quality, timeliness, pricing requirements and cost reductions; and

•	if demand for the divesting company’s products declines, it may reduce their volume of purchases and we may not be able to sufficiently reduce the expenses of operating the facility we acquired from them or use such facility to provide services to other customers.
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
     We are expanding the primary scope of our acquisitions strategy beyond acquiring the manufacturing assets of our customers and potential customers to include manufacturing service providers with business plans similar to ours and companies with certain key technologies and capabilities that complement and support our other current business activities. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.
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

     We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. We also may decide to transfer certain operations based on changes in our customers’ requirements or the tax rates in the jurisdictions in which we operate. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the global recession impacts local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities. We may not be able to maintain our engineering, technological and manufacturing process expertise.
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
     We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.
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
     Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers could become subject to infringement claims. Additionally, customers for our turnkey solutions services, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.
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
     We are subject to a variety of federal, state, local and foreign environmental, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those requiring design changes or conformity assessments or those relating to the recycling of products we manufacture. If we fail to comply with any present and future regulations, we could become subject to future liabilities, and we could face the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our procurement and inventory management activities.
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
     Our customers are also becoming increasingly concerned with environmental issues, such as waste management (including recycling) and climate change (including reducing carbon outputs), and are increasingly expecting suppliers such as us to be similarly concerned and responsive. Such customer demands may grow and require increased investments of time and resources to attract and retain customers.

We are subject to the risk of increased taxes.
     We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. taxes U.S. based multinational companies). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, or changes in local tax rates. For example, China enacted a unified enterprise income tax law, effective January 1, 2008, which has resulted in a higher tax rate on operations in China as the rate increase is phased in over several years.
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
     As of February 28, 2010, our debt obligations on the Condensed Consolidated Balance Sheets consisted of $5.1 million under our 5.875% Senior Notes, $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $360.0 million outstanding under the term portion of our Credit Facility. As of February 28, 2010, there was $133.4 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for further details.
     As of February 28, 2010, we have the ability to borrow up to $800.0 million under the revolving credit portion of the Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.
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
     More than an insignificant portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and net revenue. We cannot predict the impact of future exchange rate fluctuations. We use financial instruments, primarily forward contracts, to economically hedge U.S. dollar and other currency commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and other foreign currency obligations. Based on our calculations and current forecasts, we believe that our hedging activities enable us to largely protect ourselves from future exchange rate fluctuations. If, however, these hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates.
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
     We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which could be rising due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, on January 14, 2009 and May 28, 2009, two of our customers each filed a petition for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful accounts receivables was $14.7 million as of February 28, 2010 (which represented approximately 1% of our gross trade accounts receivable balance) and $15.5 million as of August 31, 2009 (which represented approximately 1% of our gross trade accounts receivable balance).
Certain of our existing stockholders have significant control.
     At February 28, 2010, our executive officers, directors and certain of their family members collectively beneficially owned 12.7% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.4%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.
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
     Our shareholder rights plan, provisions of our amended certificate of incorporation and the Delaware Corporation Laws may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions may adversely impact our shareholders because they may decrease the possibility of a transaction in which our shareholders receive an amount of consideration in exchange for their shares that is at a significant premium to the then current market price of our shares. These provisions include:
•	a “poison pill” shareholder rights plan;

•	a restriction in our bylaws on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.
Changes in the securities laws and regulations have increased, and may continue to increase, our costs; and any future changes would likely increase our costs.
     The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, have recently enacted additional changes in their laws, regulations and rules and are currently contemplating additional changes. Any such future changes, especially from the SEC or NYSE, may cause our legal and financial accounting costs to increase.
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
     If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2010 or any future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered public accounting firm, KPMG LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2009. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Condensed Consolidated Financial Statements.
     In addition, we have spent a significant amount of resources in complying with Section 404’s requirements. For the foreseeable future, we will likely continue to spend substantial amounts complying with Section 404’s requirements, as well as improving and enhancing our internal control over financial reporting.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any changes in U.S. GAAP or in estimates, judgments and assumptions could have a material adverse effect on our business, financial position and results of operations.
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
     Our operations may be subject to natural disasters or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fire, extreme weather conditions, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
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
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information relating to the Company’s repurchase of common stock for the second quarter of fiscal year 2010.

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
December 1, 2009 — December 31, 2009	661	$14.96	—	—
January 1, 2010 — January 31, 2010	19	$15.80	—	—
February 1, 2010 — February 28, 2010	—	$—	—	—

Total	680	$14.98	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.
Item 3: DEFAULTS UPON SENIOR SECURITIES
     None.

Item 4: (REMOVED AND RESERVED)
Item 5: OTHER INFORMATION
     January 21, 2010 was the date established for Jabil’s annual meeting of stockholders. Set forth below are the voting results from the proposals presented for a stockholder vote at such meeting.
1.	To elect the full Board of Directors.

	Number of shares
	For	Withheld	Broker Non-Votes
Mel S. Lavitt	163,843,644	7,144,785	19,995,379
Timothy L. Main	167,936,119	3,052,310	19,995,379
William D. Morean	89,026,874	81,961,555	19,995,379
Lawrence J. Murphy	164,911,426	6,077,003	19,995,379
Frank A. Newman	165,841,327	5,147,102	19,995,379
Steven Raymund	167,673,711	3,314,718	19,995,379
Thomas A. Sansone	158,503,727	12,484,702	19,995,379
David M. Stout	168,241,479	2,746,950	19,995,379
Kathleen A.Walters	168,024,277	2,964,152	19,995,379
2.	To approve an amendment to increase the size of the Jabil Circuit, Inc. 2002 Stock Incentive Plan by 8,200,000 shares.

For	Against	Abstain	Broker Non-Votes
124,585,979	46,212,848	189,602	19,995,379
3.	To ratify the appointment of KPMG LLP as Jabil’s independent registered public accounting firm for the fiscal year ending August 31, 2010.

For	Against	Abstain
187,206,239	3,534,770	242,799

Item 6: EXHIBITS

3.1(1)	—	The Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	The Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(6)	—	Indenture, dated January 16, 2008, with respect to the 8.250% Senior Notes, by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.6(7)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.7(8)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.8(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

10.5	—	Jabil Circuit, Inc. 2002 Stock Incentive Plan, as amended.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: April 6, 2010	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: April 6, 2010	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.5	—	Jabil Circuit, Inc. 2002 Stock Incentive Plan, as amended.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.