Form 10-Q
period 2010-05-31
JABIL CIRCUIT INC
filed 2010-07-02
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 24, 2010, there were 217,463,797 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	May 31,	August 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$600,349	$876,272
Trade accounts receivable, net of allowance for doubtful accounts of $13,894 at May 31, 2010 and $15,510 at August 31, 2009	1,266,724	1,260,962
Inventories	1,781,798	1,226,656
Prepaid expenses and other current assets	353,621	247,795
Income taxes receivable	32,347	37,448
Deferred income taxes	23,128	27,693

Total current assets	4,057,967	3,676,826

Property, plant and equipment, net of accumulated depreciation of $1,153,767 at May 31, 2010 and $1,131,765 at August 31, 2009	1,378,057	1,377,729
Goodwill	28,345	25,120
Intangible assets, net of accumulated amortization of $112,099 at May 31, 2010 and $98,772 at August 31, 2009	113,119	131,168
Deferred income taxes	60,123	49,673
Other assets	55,672	57,342

Total assets	$5,693,283	$5,317,858

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations	$87,625	$197,575
Accounts payable	2,369,005	1,938,009
Accrued expenses	514,791	537,851
Income taxes payable	19,505	11,831
Deferred income taxes	3,573	660

Total current liabilities	2,994,499	2,685,926

Notes payable, long-term debt and long-term lease obligations, less current installments	1,038,412	1,036,873
Other liabilities	56,933	70,124
Income tax liability	90,915	78,348
Deferred income taxes	890	4,178

Total liabilities	4,181,649	3,875,449

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 210,078,576 at May 31, 2010 and 208,022,841 at August 31, 2009	219	217
Additional paid-in capital	1,500,546	1,455,214
Retained earnings (Accumulated deficit)	79,805	(13,700)
Accumulated other comprehensive income	127,630	196,972
Treasury stock at cost, 9,034,698 shares at May 31, 2010 and 8,683,917 shares at August 31, 2009	(209,028)	(203,541)

Total Jabil Circuit, Inc. stockholders’ equity	1,499,172	1,435,162
Noncontrolling interests	12,462	7,247

Total equity	1,511,634	1,442,409

Total liabilities and equity	$5,693,283	$5,317,858

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Net revenue	$3,455,578	$2,615,101	$9,548,478	$8,885,010
Cost of revenue	3,193,464	2,466,512	8,831,842	8,357,162

Gross profit	262,114	148,589	716,636	527,848
Operating expenses:
Selling, general and administrative	151,409	125,419	429,226	368,134
Research and development	6,331	7,198	21,453	18,607
Amortization of intangibles	6,206	7,612	19,954	23,320
Restructuring and impairment charges	1,635	16,167	5,705	48,312
Goodwill impairment charges	—	—	—	1,022,821
Loss on disposal of subsidiary	—	—	15,722	—

Operating income (loss)	96,533	(7,807)	224,576	(953,346)
Other expense	960	948	3,123	4,169
Interest income	(626)	(1,087)	(2,177)	(5,314)
Interest expense	19,503	19,043	59,649	62,854

Income (loss) before income tax	76,696	(26,711)	163,981	(1,015,055)
Income tax expense	24,009	2,528	52,591	156,909

Net income (loss)	52,687	(29,239)	111,390	(1,171,964)
Net income (loss) attributable to noncontrolling interests, net of income tax expense	656	(477)	1,241	(1,245)

Net income (loss) attributable to Jabil Circuit, Inc	$52,031	$(28,762)	$110,149	$(1,170,719)

Earnings (Loss) Per Share:
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.24	$(0.14)	$0.51	$(5.66)

Diluted	$0.24	$(0.14)	$0.51	$(5.66)

Weighted average shares outstanding:
Basic	213,881	207,190	214,051	206,767

Diluted	216,522	207,190	218,089	206,767

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Net income (loss)	$52,687	$(29,239)	$111,390	$(1,171,964)

Other comprehensive income (loss):

Foreign currency translation adjustment	(45,338)	37,426	(70,643)	(131,712)
Change in fair market value of derivative instruments, net of tax	(2,058)	493	(1,662)	470
Amortization of loss on hedge arrangements, net of tax	988	600	2,963	1,801

Comprehensive income (loss)	6,279	9,280	42,048	(1,301,405)
Comprehensive income (loss) attributable to noncontrolling interests	656	(477)	1,241	(1,245)

Comprehensive income (loss) attributable to Jabil Circuit, Inc	$5,623	$9,757	$40,807	$(1,300,160)

     Accumulated foreign currency translation gains were $168.1 million at May 31, 2010 and $238.7 million at August 31, 2009. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.
See accompanying notes to condensed consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	May 31,	May 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$111,390	$(1,171,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	211,943	218,314
Recognition of deferred grant proceeds	(1,467)	(1,352)
Amortization of loss on hedge arrangement	2,963	1,801
Amortization of bond issuance costs and discount	2,770	1,061
Recognition of stock-based compensation expense	67,980	33,044
Deferred income taxes	(8,230)	107,338
Restructuring and impairment charges	5,705	48,312
Goodwill impairment charges	—	1,022,821
Provision for allowance for doubtful accounts and notes receivable	(222)	9,642
Excess tax (benefit) from options exercised	(118)	(2,376)
Loss (gain) on sale of property	4,607	(2,709)
Loss on disposal of subsidiary .	12,756	—
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	(70,093)	266,635
Inventories	(607,742)	248,425
Prepaid expenses and other current assets	(126,005)	5,365
Other assets	1,556	(4,642)
Accounts payable and accrued expenses	509,838	(392,371)
Income taxes payable	24,545	951

Net cash provided by operating activities	142,176	388,295

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(1,115)
Acquisition of property, plant and equipment	(245,118)	(235,179)
Proceeds from sale of property, plant and equipment	7,257	8,620

Net cash used in investing activities	(237,861)	(227,674)

Cash flows from financing activities:
Borrowings under debt agreements	3,062,460	3,023,312
Payments toward debt agreements and capital lease obligations	(3,171,960)	(3,161,480)
Dividends paid to stockholders	(44,901)	(44,629)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	6,210	3,396
Treasury stock minimum tax withholding	(5,487)	(853)
Net proceeds from issuance of ordinary shares of certain subsidiaries	586	—
Bank overdraft	9,665	—
Excess tax benefit from options exercised	118	2,376

Net cash used in financing activities	(143,309)	(177,878)

Effect of exchange rate changes on cash and cash equivalents	(36,929)	13,249

Net decrease in cash and cash equivalents	(275,923)	(4,008)
Cash and cash equivalents at beginning of period	876,272	772,923

Cash and cash equivalents at end of period	$600,349	$768,915

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2009. Results for the three month and nine month periods ended May 31, 2010 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2010.
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.
Note 2. Inventories
     The components of inventories consist of the following (in thousands):

	May 31,	August 31,
	2010	2009
Raw materials	$1,279,861	$878,739
Work in process	337,595	208,266
Finished goods	164,342	139,651

Total inventories	$1,781,798	$1,226,656

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

	Three months ended			Nine months ended
	May 31,	May 31,		May 31,	May 31,
	2010	2009		2010	2009
Numerator:
Net income (loss) attributable to Jabil Circuit, Inc.	$52,031	$(28,762)		$110,149	$(1,170,719)

Denominator for basic and diluted earnings (loss) per share:
Weighted-average common shares outstanding	209,813	207,190		209,121	206,767
Share-based payment awards classified as participating securities	4,068	—	(2)	4,930	—	(2)

Denominator for basic earnings (loss) per share	213,881	207,190		214,051	206,767

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	413	—		265	—
Dilutive unvested non-participating restricted stock awards	2,228	—		3,773	—

	Three months ended			Nine months ended
	May 31,		May 31,	May 31,		May 31,
	2010		2009	2010		2009
Denominator for diluted earnings (loss) per share	216,522	(1)	207,190 (3)	218,089	(1)	206,767 (3)

Earnings (loss) per share:
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.24		$(0.14)	$0.51		$(5.66)

Diluted	$0.24		$(0.14)	$0.51		$(5.66)

(1)	For the three months and nine months ended May 31, 2010, options to purchase 5,204,495 and 6,319,622 shares of common stock, respectively, and 7,990,732 and 7,997,232 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

(2)	For the three months and nine months ended May 31, 2009, 6,239,000 and 6,520,000 participating securities, respectively, were excluded from the computation of earnings per share due to the net loss for the periods.

(3)	For the three months and nine months ended May 31, 2009, no potential common shares relating to the Company’s equity awards were included in the computation of diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the periods. Accordingly for the three months and nine months ended May 31, 2009, 22,664,515 and 22,653,474 common share equivalents, which consist of stock options and restricted stock awards, and 8,010,799 and 8,005,799 stock appreciation rights, respectively, were excluded from the computation of diluted loss per share.
b. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2010 and 2009:
Dividend Information

			Total cash
	Dividend	Dividend	dividends		Date of record for	Dividend cash
	declaration date	per share	declared		dividend payment	payment date
		(in thousands, except for per share data)
Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238		February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221		May 17, 2010	June 1, 2010

Fiscal year 2009:	October 24, 2008	$0.07	$14,916		November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974		February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954		May 15, 2009	June 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).
Note 4. Stock-Based Compensation
     The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $27.5 million and $68.0 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2010, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.7 million and $1.3 million which is included in income tax expense in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2010, respectively. Included in the stock-based compensation expense recognized by the Company is $0.8 million and $3.0 million related to the Company’s employee stock purchase plan (“ESPP”) during the three months and nine months ended May 31, 2010, respectively. The Company recorded $13.0 million and $33.0 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2009, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $1.0 million and $1.8 million which is included in income tax expense in the Condensed Consolidated Statements of Operations

for the three months and nine months ended May 31, 2009, respectively. Included in the stock-based compensation expense recognized by the Company is $1.1 million and $4.2 million related to the ESPP during the three months and nine months ended May 31, 2009, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At May 31, 2010 and August 31, 2009, $0.4 million and $0.3 million of stock-based compensation expense was classified as inventory costs on the Condensed Consolidated Balance Sheets, respectively.
     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the nine months ended May 31, 2010 and 2009 was $6.2 million and $3.4 million, respectively. The proceeds for the nine months ended May 31, 2010 and 2009 were offset by $5.5 million and $0.9 million, respectively, in market value of restricted shares withheld by the Company to satisfy the minimum amount of employee income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 350,747 shares and 108,985 shares of the Company’s common stock during the nine months ended May 31, 2010 and 2009, respectively. The amounts have been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
     As described in Note 6 – “Commitments and Contingencies,” the Company was involved in a putative shareholder class action lawsuit in connection with certain historical stock option grants. The plaintiffs did not petition the U.S. Supreme Court for a writ of certiorari by May 24, 2010 (which was the deadline for such petition). Accordingly, the Company considers this litigation to be concluded.
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
     The weighted-average grant-date fair value per share of Options granted during the nine months ended May 31, 2010 and 2009 was $6.36 and $3.50, respectively. The total intrinsic value of Options exercised during the nine months ended May 31, 2010 and 2009 was $331.9 thousand and $3.6 thousand, respectively. As of May 31, 2010, there was $10.2 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of Options vested during the nine months ended May 31, 2010 and 2009 was $14.0 million and $18.6 million, respectively.
     Following are the weighted-average grant-date and range assumptions, where applicable, used for each respective period:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Expected dividend yield	*	*	1.9%	4.3%
Risk-free interest rate	*	*	0.1% to 3.4%	0% to 2.9%
Weighted-average expected volatility	*	*	60.2%	68.1%
Weighted-average expected life	*	*	5.6 years	6.3 years

*	Note that the Company did not grant Options during the quarters ended May 31, 2010 and 2009.
     The fair-value method is also applied to non-employee awards. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, cancelled or expire unexercised. At May 31, 2010 and August 31, 2009, $37.0 thousand and $47.0 thousand, respectively, related to non-employee stock-based awards were classified as a liability on the Company’s Condensed Consolidated Balance Sheets and a gain of $23.0 thousand and $10.0 thousand were recorded in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2010, respectively, resulting from re-measurement of the awards. The Company recognized a loss of $27.0 thousand and a gain of $0.2 million in the Condensed Consolidated Statement of Operations for the three months and nine months ended May 31, 2009, respectively, resulting from re-measurement of non-employee awards.
     At May 31, 2010, the Company had 111,414 Options outstanding that will be settled by the Company with cash. The Company classifies cash-settled awards as liabilities on the Condensed Consolidated Balance Sheets and measures these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised, canceled or expires unexercised). All changes in fair value are recorded in the Condensed Consolidated Statements of Operations at each reporting date. At May 31, 2010 and August 31, 2009, $0.2 million and $0.1 million, respectively, related to cash settled awards were recorded as a liability on the Condensed Consolidated Balance Sheets. The Company recognized a gain of $40.1 thousand and a loss of $11.8 thousand in the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2010, respectively, and a loss of $4.5 thousand and a gain of $84.8 thousand for the three months and nine months ended May 31, 2009, respectively, to record the awards at fair value.
     The following table summarizes Option activity from September 1, 2009 through May 31, 2010:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at September 1, 2009	5,128,096	15,021,674	$154	$24.04	4.9

Options authorized	8,200,000	—
Options expired	(940,808)	—		$23.03
Options granted(1)	—	28,570		$14.88
Options cancelled	1,479,537	(1,479,537)		$25.38
Restricted stock awards(2)	(3,806,130)	—
Options exercised	—	(101,732)		$13.56

Balance at May 31, 2010	10,060,695	13,468,975	$1,169	$24.12	4.3

Exercisable at May 31, 2010		12,167,252	$952	$24.24	4.0

(1)	Represents stock appreciation rights that will be settled in cash.

(2)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
b. Restricted Stock Awards
     Beginning in fiscal year 2005, the Company granted restricted stock awards to certain key employees pursuant to the 2002 Stock Incentive Plan. The awards granted in fiscal year 2005 vested during the first quarter of fiscal year 2010, which is five years from the date of grant. In fiscal year 2006, the Company began granting certain restricted stock awards that have performance conditions that will be measured at the end of the employee’s requisite service period, which provide a range of vesting possibilities from 0% to 200%. The performance-based restricted awards generally vest on a cliff vesting schedule over a three-year period. The stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. Throughout the requisite service period management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate.
     During the second quarter of fiscal year 2009, it was determined that none of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in a reversal of $10.2 million in stock-based compensation expense from the Condensed Consolidated Statements of Operations in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2010, it was determined that 40% of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in the recognition of $7.1 million in stock-based compensation expense during the second quarter of fiscal year 2010. During the third quarter of fiscal year 2010, it was further determined that 110% of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in the recognition of $14.3 million in stock-based compensation expense during the third quarter of fiscal year 2010. The restricted stock awards that were granted in fiscal years 2009 and 2010 continue to be recognized based on an estimated 100% performance goal, the probable outcome.
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
     At May 31, 2010, there was $51.5 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.6 years.
     The following table summarizes restricted stock activity from September 1, 2009 through May 31, 2010:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Non-vested balance at September 1, 2009	10,201,552	$15.50

Changes during the period
Shares granted(1)	5,787,295	$14.28
Shares vested	(1,561,511)	$17.87
Shares forfeited	(1,981,165)	$25.12

Non-vested balance at May 31, 2010	12,446,171	$13.11

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
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
     The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were 740,720 and 580,887 shares purchased under the ESPP during the nine months ended May 31, 2010 and 2009, respectively.
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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
External net revenue:
Mexico	$906,408	$653,757	$2,465,588	$1,948,958
China	568,882	496,704	1,706,632	1,828,872
United States	541,154	407,111	1,479,988	1,446,050
Hungary	340,856	303,644	862,959	834,293
Malaysia	329,131	191,749	828,972	606,241
Brazil	148,071	119,903	420,761	389,673
Other	621,076	442,233	1,783,578	1,830,923

	$3,455,578	$2,615,101	$9,548,478	$8,885,010

	May 31,	August 31,
	2010	2009
Long-lived assets:
China	$430,074	$413,064
United States	254,357	252,574
Mexico	218,374	247,605
Taiwan	115,140	133,395
Malaysia	103,327	101,246
Poland	92,509	91,188
India	70,995	76,443
Hungary	70,398	80,618
Other	164,347	137,884

	$1,519,521	$1,534,017

          Total foreign source net revenue represented 84.3% and 84.5% of net revenue for the three months and nine months ended May 31, 2010, respectively, compared to 84.4% and 83.7% for the three months and nine months ended May 31, 2009, respectively.
          Sales of the Company’s products are concentrated among specific customers. For the nine months ended May 31, 2010, the Company’s five largest customers accounted for approximately 46% of its net revenue and 48 customers accounted for approximately 90% of its net revenue. Sales to the above customers were reported in the Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”) operating segments.
          Production levels for the Consumer division are subject to seasonal influences. The Company may realize greater net revenue during our first fiscal quarter due to higher demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.
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
          The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Net revenue
Consumer	$1,148,596	$920,753	$3,339,442	$3,197,770
EMS	2,095,734	1,507,437	5,602,529	5,170,166
AMS	211,248	186,911	606,507	517,074

	$3,455,578	$2,615,101	$9,548,478	$8,885,010

Segment income (loss) and reconciliation of
income (loss) before income tax

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Consumer	$11,326	$(4,296)	$42,377	$53,311
EMS	104,011	12,394	239,085	73,262
AMS	16,524	20,913	52,475	47,578

Total segment income	131,861	29,011	333,937	174,151
Reconciling items:
Stock-based compensation expense	27,487	13,039	67,980	33,044
Amortization of intangibles	6,206	7,612	19,954	23,320
Restructuring and impairment charges.	1,635	16,167	5,705	48,312
Goodwill impairment charges	—	—	—	1,022,821
Loss on disposal of subsidiary	—	—	15,722	—
Other expense	960	948	3,123	4,169
Interest income	(626)	(1,087)	(2,177)	(5,314)
Interest expense	19,503	19,043	59,649	62,854

Income (loss) before income tax	$76,696	$(26,711)	$163,981	$(1,015,055)

	May 31,	August 31,
	2010	2009
Total assets
Consumer	$1,680,402	$1,723,934
EMS	2,452,291	2,017,575
AMS	264,670	280,126
Other non-allocated assets	1,295,920	1,296,223

	$5,693,283	$5,317,858

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
          On January 19, 2010, the U.S. Court of Appeals for the Eleventh Circuit affirmed the Court’s prior dismissal with prejudice of the Second Amended Class Action Complaint. The plaintiffs subsequently moved for a re-hearing on the matter, which motion was denied. The plaintiffs did not petition the U.S. Supreme Court for a writ of certiorari by May 24, 2010 (which was the deadline for such petition). Accordingly, the Company considers this litigation to be concluded.
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
          The Company received a letter from the SEC Division of Enforcement on November 24, 2008, advising the Company that the Division had completed its investigation and did not intend to recommend that the SEC take any enforcement action. Accordingly, the Company considers this investigation to be closed.
iii.	Other Litigation
     The Company is party to certain other lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
b. Warranty Provision
          The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability for the nine months ended May 31, 2010 and 2009 is as follows (in thousands):

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties	5,434
Settlements made	(6,196)

Balance at May 31, 2010	$13,518

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties	7,106
Settlements made	(4,102)

Balance at May 31, 2009	$12,881

Note 7. Restructuring and Impairment Charges
a. 2009 Restructuring Plan
          On January 22, 2009, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain geographies and to reduce its worldwide workforce in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size the Company’s manufacturing facilities to increase the efficiencies of the Company’s operations. In conjunction with the 2009 Restructuring Plan, the Company currently expects to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $14.8 million on certain net deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, the Company charged $1.6 million and $5.4 million of restructuring and impairment costs during the three months and nine months ended May 31, 2010, respectively, to the Condensed Consolidated Statements of Operations, compared to charges of $16.1 million and $48.8 million of restructuring and impairment costs during the three months and nine months ended May 31, 2009. These charges for the three months ended May 31, 2010 related to the 2009 Restructuring Plan primarily include approximately $1.5 million related to employee severance and termination benefit costs and approximately $0.1 million related to lease commitment costs. These charges for the nine months ended May 31, 2010 related to the 2009 Restructuring Plan primarily include approximately $1.5 million related to employee severance and termination benefit costs, approximately $3.3 million related to lease commitment costs and approximately $0.6 million related to fixed asset impairments. These charges for the three months ended May 31, 2009 related to the 2009 Restructuring Plan include $14.8 million related to employee severance and termination benefits costs, $1.2 million related to fixed asset impairments and $0.1 million related to other restructuring costs. These charges for the nine months ended May 31, 2009 related to the 2009 Restructuring Plan include $42.2 million related to employee severance and termination benefits costs, $0.1 million related to lease commitment costs, $6.4 million related to fixed asset impairments and $0.1 million related to other restructuring costs.
          These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through May 31, 2010 of approximately $59.1 million include cash costs totaling approximately $52.2 million. These cash costs consist of employee severance and termination benefit costs of approximately $48.6 million, lease commitment costs of approximately $3.4 million and other restructuring costs of approximately $0.2 million. Non-cash costs of approximately $6.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
          At May 31, 2010, accrued liabilities of approximately $7.1 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months.
          Employee severance and termination benefit costs of approximately $1.5 million during the three months and nine months ended May 31, 2010 are primarily related to the reduction of employees across all functions of the business, partially offset by reduced estimates of severance and termination benefits that will be paid by the Company. Employee severance and termination benefit costs of approximately $14.8 million and $42.2 million recorded during the three months and nine months ended May 31, 2009, respectively, were primarily related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. To date, approximately 4,000 employees have been included in the 2009 Restructuring Plan. The lease commitment costs of approximately $0.1 million and $3.3 million recorded during the three months and nine months ended May 31, 2010, respectively, primarily relate to a facility in the Americas that was substantially vacated during the Company’s first quarter of fiscal year 2010. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $0.6 million in the nine months ended May 31, 2010 and $1.2 million and $6.4 million in the three months and nine months ended May 31, 2009, respectively.
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
          The tables below set forth the significant components and activity in the 2009 Restructuring Plan during the three months and nine months ended May 31, 2010 (in thousands):

2009 Restructuring Plan — Three Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	February 28, 2010	Related Charges	Activity	Payments	May 31, 2010
Employee severance and termination benefits.	$9,986	$1,497	$(580)	$(5,557)	$5,346
Lease commitment costs	2,246	56	—	(550)	1,752
Fixed asset impairment	—	—	—	—	—
Other	—	10	—	(10)	—

Total	$12,232	$1,563	$(580)	$(6,117)	$7,098

2009 Restructuring Plan — Nine Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	May 31, 2010
Employee severance and termination benefits.	$30,845	$1,537	$(269)	$(26,767)	$5,346
Lease commitment costs	—	3,302	—	(1,550)	1,752
Fixed asset impairment	—	553	(553)	—	—
Other	—	54	—	(54)	—

Total	$30,845	$5,446	$(822)	$(28,371)	$7,098

          The tables below set forth the significant components and activity in the 2009 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2010 (in thousands):
2009 Restructuring Plan — Three Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	February 28, 2010	Related Charges	Activity	Payments	May 31, 2010
Consumer	$600	$(520)	$20	$(33)	$67
EMS	11,092	2,420	(603)	(5,891)	7,018
AMS	540	(337)	3	(193)	13

Total	$12,232	$1,563	$(580)	$(6,117)	$7,098

2009 Restructuring Plan — Nine Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	May 31, 2010
Consumer	$709	$(554)	$36	$(124)	$67
EMS	26,298	6,365	(1,500)	(24,145)	7,018
AMS	3,838	(365)	642	(4,102)	13

Total	$30,845	$5,446	$(822)	$(28,371)	$7,098

b. 2006 Restructuring Plan
          In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company recorded $0.1 million and $0.3 million of restructuring and impairment costs during the three months and nine months ended May 31, 2010, respectively, to the Condensed Consolidated Statements of Operations, compared to $0.1 million and $(0.5) million of restructuring and impairment costs (reversals) during the three months and nine months ended May 31, 2009, respectively. The restructuring and impairment costs for the three months ended May 31, 2010 consist of a $(0.1) million cost reversal related to employee severance and termination benefit costs and $0.2 million related to lease commitment costs. The restructuring and impairment costs for the nine months ended May 31, 2010 consist primarily of $0.3 million related to lease commitment costs. The restructuring and impairment costs (reversals) for the three months ended May 31, 2009 include $(0.1) million related to employee severance and termination benefit costs and $0.2 million related to lease commitment costs. The restructuring and impairment costs (reversals) for the nine months ended May 31, 2009 include $(1.2) million related to employee severance and benefits costs and $0.7 million related to lease commitments.
          These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through May 31, 2010 of $207.6 million include cash costs totaling $158.7 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $27.1 million was paid in fiscal year 2009 and $3.4 million was paid in the first three quarters of fiscal year 2010. The cash costs consist of employee severance and termination benefit costs of approximately $143.9 million, costs related to lease commitments of approximately $21.0 million and other restructuring costs of approximately $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.
          At May 31, 2010, accrued liabilities of approximately $2.3 million related to the 2006 Restructuring Plan are expected to be paid over the next twelve months. The additional remaining accrued liabilities of $2.1 million relate primarily to the charges for certain lease commitment costs and employee severance and termination benefits payments.
          Employee severance and termination benefit cost reversals of $(0.1) million for the three months ended May 31, 2010 and $(0.1) million and $(1.2) million recorded in the three months and nine months ended May 31, 2009, respectively, were due to revised estimates of severance and termination benefits that will be paid by the Company. Approximately 10,500 employees have been included in the 2006 Restructuring Plan to date. Lease commitment costs of $0.2 million and $0.3 million recorded in the three months and nine months ended May 31, 2010, respectively, and lease commitment costs of $0.2 million and $0.7 million recorded in the three months and nine months ended May 31, 2009, respectively, primarily relate to future lease payments for a facility that was vacated in the Americas.
          The Company has substantially completed restructuring activities under the 2006 Restructuring Plan. Approximately $3.6 million of remaining contract termination costs are expected to be incurred over the remainder of fiscal year 2010 and fiscal year 2011.
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
          The tables below set forth the significant components and activity in the 2006 Restructuring Plan during the three months and nine months ended May 31, 2010 (in thousands):

2006 Restructuring Plan — Three Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	February 28, 2010	Related Charges	Activity	Payments	May 31, 2010
Employee severance and termination benefits	$3,998	$(170)	$(305)	$(205)	$3,318
Lease commitment costs	1,099	242	(35)	(534)	772
Other	397	—	(38)	—	359

Total	$5,494	$72	$(378)	$(739)	$4,449

2006 Restructuring Plan — Nine Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	May 31, 2010
Employee severance and termination benefits.	$5,736	$3	$(480)	$(1,941)	$3,318
Lease commitment costs	2,057	256	(35)	(1,506)	772
Other	419	—	(60)	—	359

Total	$8,212	$259	$(575)	$(3,447)	$4,449

          The tables below set forth the significant components and activity in the 2006 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2010 (in thousands):
2006 Restructuring Plan — Three Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	February 28, 2010	Related Charges	Activity	Payments	May 31, 2010
Consumer	$3,004	$(170)	$(246)	$(205)	$2,383
EMS	2,097	242	(95)	(534)	1,710
AMS	393	—	(37)	—	356

Total	$5,494	$72	$(378)	$(739)	$4,449

2006 Restructuring Plan — Nine Months Ended May 31, 2010

			Asset
			Impairment
			Charges and
	Liability Balance at	Restructuring	Other Non-Cash	Cash	Liability Balance at
	August 31, 2009	Related Charges	Activity	Payments	May 31, 2010
Consumer	$3,606	$(177)	$(392)	$(654)	$2,383
EMS	4,190	436	(123)	(2,793)	1,710
AMS	416	—	(60)	—	356

Total	$8,212	$259	$(575)	$(3,447)	$4,449

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
          The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2010 (in thousands):

	August 31, 2009			May 31, 2010
				Foreign
	Gross	Accumulated	Additions and	Currency	Gross	Accumulated
Reportable Segment	Balance	Impairment Balance	Adjustments	Impact	Balance	Impairment Balance	Net Balance
EMS	$622,414	$(622,414)	$3,800	$—	$626,214	$(622,414)	$3,800
Consumer	400,407	(400,407)	—	—	400,407	(400,407)	—
AMS	25,120	—	—	(575)	24,545	—	24,545

Total	$1,047,941	$(1,022,821)	$3,800	$(575)	$1,051,166	$(1,022,821)	$28,345

          During the three months ended May 31, 2010, the Company acquired a majority interest in a newly formed venture to provide outsourced manufacturing products that contain some combination of metal chassis, rack, machine components, precision metal finishing and electro-mechanical assembly. As a result of this transaction, the Company has recognized $3.8 million in additional goodwill, as well as $4.8 million in non-controlling interests on the Condensed Consolidated Balance Sheets.
          Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to 10 years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2009 and determined that no impairment existed as of the date of the impairment test. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at May 31, 2010 and August 31, 2009 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
May 31, 2010	amount	amortization	amount
Contractual agreements and customer relationships	$91,911	$(46,631)	$45,280
Intellectual property	85,327	(65,468)	19,859
Trade name	47,980	—	47,980

Total	$225,218	$(112,099)	$113,119

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2009	amount	amortization	amount
Contractual agreements and customer relationships	$99,583	$(46,313)	$53,270
Intellectual property	83,729	(52,459)	31,270
Trade name	46,628	—	46,628

Total	$229,940	$(98,772)	$131,168

          The weighted-average amortization period for aggregate net intangible assets at May 31, 2010 is 7.2 years, which includes a weighted-average amortization period of 9.1 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.8 years for net intellectual property.
          The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2010 (remaining three months)	$6,134
2011	22,086
2012	13,941
2013	8,956
2014	7,673
Thereafter	6,349

Total	$65,139

Note 9. Trade Accounts Receivable Securitization and Sale Programs
a. North American Asset-Backed Securitization Program
          In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments adjusted the net cash proceeds available at any one time under the securitization program to an amount of $200.0 million. The securitization program is accounted for as a sale. Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 17, 2010, expires on March 16, 2011.
          For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company is assessed a fee on the unused portion of the facility of 0.575% per annum based on the average daily unused aggregate capital during the period. Further, a usage fee on the utilized portion of the facility is equal to 1.15% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.
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
          At May 31, 2010, the Company had sold $320.1 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $175.5 million and retained an interest in the receivables of approximately $144.6 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $0.9 million and $2.9 million during the three months and nine months ended May 31, 2010, respectively, compared to approximately $0.9 million and $4.2 million during the three months and nine months ended May 31, 2009, respectively, which are recorded in other expense in the Condensed Consolidated Statements of Operations.
b. Foreign Asset-Backed Securitization Program
          In April 2008, the Company entered into an asset-backed securitization program with a bank conduit. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program, as amended on March 18, 2010, expires on March 17, 2011.
          At May 31, 2010, the Company had $58.1 million of debt outstanding under the program. In addition, the Company incurred interest expense of $0.4 million and $1.8 million recorded in the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2010, respectively, compared to $0.6 million and $3.1 million for the three months and nine months ended May 31, 2009, respectively.
c. Trade Accounts Receivable Factoring Agreements
          In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in the Condensed Consolidated Statements of Operations in the period of the sale. The factoring agreement was to expire on March 31, 2010 but was extended for a six month period.
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
          At May 31, 2010, the Company had sold $14.2 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $14.2 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $18.8 thousand and $60.0 thousand for the three months and nine months ended May 31, 2010, respectively, compared to $25.3 thousand and $130.0 thousand for the three months and nine months ended May 31, 2009, respectively, which was recorded to other expense in the Condensed Consolidated Statements of Operations.
          In July 2007 and August 2009, the Company entered into separate agreements with unrelated third parties (the “Purchasers”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale. Under the terms of the agreements, the Company transfers ownership of eligible trade accounts receivable to the Purchasers in exchange for cash; however, as the transaction does not qualify as a sale, the relating trade accounts receivable are included in the Company’s Condensed Consolidated Balance Sheets until the cash is received by the Purchasers from the Company’s customer for the trade accounts receivable. The Company had an outstanding liability of approximately $0.1 million and $1.5 million on the Condensed Consolidated Balance Sheets at May 31, 2010 and August 31, 2009, respectively, related to these agreements.
d. Trade Accounts Receivable Sale Program
          In May 2010, the Company entered into an uncommitted accounts receivable sale agreement with a bank which allows the Company and certain of its subsidiaries to elect to sell and the bank to elect to purchase at a discount, on an ongoing basis, up to $150.0 million of specific trade accounts receivable. The program is accounted for as a sale. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company paid an arrangement fee upon the initial sale and pays a transaction fee each month over the term of the agreement which are recorded to other expense in the Condensed Consolidated Statements of Operations. The sale program expires on May 25, 2011.
          The Company continues servicing the receivables sold. No servicing asset or liability is recorded at the time of sale as the Company has determined the servicing fee earned is at a market rate. Servicing costs are recognized as incurred over the servicing period.
          At May 31, 2010, the Company had sold $43.5 million of trade accounts receivable. In exchange, the Company received cash proceeds of $43.5 million. The resulting loss on the sale of trade accounts receivable sold under this sales program was $35.9 thousand for the three months and nine months ended May 31, 2010, which was recorded to other expense in the Condensed Consolidated Statements of Operations.
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
          There are no domestic pension or postretirement benefit plans maintained by the Company.
          The components of net periodic benefit cost for the Company’s pension plans are as follows (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Service cost	$364	$511	$1,152	$1,554
Interest cost	1,353	1,527	4,338	4,721
Expected long-term return on plan assets	(1,000)	(1,064)	(3,212)	(3,307)
Amortization of prior service cost	(26)	(9)	(87)	(28)
Recognized actuarial loss	292	293	932	909

Net periodic benefit cost	$983	$1,258	$3,123	$3,849

For the nine months ended May 31, 2010, the Company has made contributions of approximately $3.1 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2010 contributions to approximate $3.6 million to $4.3 million.
Note 11. Notes Payable, Long-Term Debt and Long-Term Lease Obligations
          Notes payable, long-term debt and long-term lease obligations outstanding at May 31, 2010 and August 31, 2009 are summarized below (in thousands).

	May 31,	August 31,
	2010	2009
5.875% Senior Notes due 2010 (a)	$5,064	$5,064
7.750% Senior Notes due 2016 (b)	301,353	300,063
8.250% Senior Notes due 2018	397,044	396,758
Short-term factoring debt	141	1,468
Borrowings under credit facilities	1,925	21,313
Borrowings under loans	362,389	384,485
Securitization program obligations	58,105	125,291
Miscellaneous borrowings	16	6

Total notes payable, long-term debt and long-term lease obligations	1,126,037	1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	87,625	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,038,412	$1,036,873

          The $5.1 million of 5.875% senior unsecured notes (the “5.875% Senior Notes”), $312.0 million of 7.750% senior unsecured notes (the “7.750% Senior Notes”) and $400.0 million of 8.250% senior unsecured notes (the “8.250% Senior Notes”) outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $5.1 million, $318.2 million and $416.0 million, respectively, at May 31, 2010. The fair value estimates are based upon non-binding market quotes that are corroborated by observable market data (level 2 criteria).
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
a. Foreign Currency Risk Management
          Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. At May 31, 2010, a hedging relationship existed that related to certain anticipated foreign currency denominated expenses, with an aggregate notional amount outstanding at May 31, 2010 of $67.1 million. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated expenses against foreign currency fluctuations. The anticipated foreign currency denominated expenses being hedged are expected to occur between June 1, 2010 and March 31, 2011.
          In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2010 and 2009 was $320.8 million and $808.8 million, respectively.
          The following table presents the Company’s assets and liabilities related to foreign forward exchange contracts measured at fair value on a recurring basis as of May 31, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$7,438	$—	$7,438

Liabilities:
Forward foreign exchange contracts	—	(9,909)	—	(9,909)

Total	$—	$(2,471)	$—	$(2,471)

     The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2010 (in thousands):

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$978	Accrued expense	$1,812
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,460	Accrued expense	$8,097
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the nine months ended May 31, 2010 (in thousands):

			Amount of Gain		Amount of Gain
	Amount of Gain	Location of Gain (Loss)	(Loss)		(Loss) Recognized in
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain	Income on Derivative
	in OCI on	AOCI	AOCI	(Loss) Recognized in	(Ineffective Portion
	Derivative	into Income	into Income	Income on Derivative	and Amount Excluded
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	from Effectiveness
	for the Nine months	for the Nine months	for the Nine months	and Amount Excluded	Testing) for the Nine months
Derivatives in Cash	ended May 31,	ended May 31,	ended May 31,	from Effectiveness	ended May 31,
Flow Hedging Relationship	2010	2010	2010	Testing)	2010
Forward foreign exchange contracts	$(11,484)	Revenue	$(11,484)	Revenue	$42
Forward foreign exchange contracts	$9,635	Cost of revenue	$11,498	Cost of revenue	$2,437
Forward foreign exchange contracts	$(14)	Selling, general and administrative	$(14)	Selling, general and administrative	$29
          As of May 31, 2010, the Company estimates that it will reclassify into earnings during the next twelve months loss on hedging arrangements of approximately $1.4 million from the amounts recorded in AOCI as the anticipated cash flows occur.

          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the nine months ended May 31, 2010 (in thousands):

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss) Recognized in	Income on Derivative for the Nine months
Derivatives not designated as hedging instruments	Income on Derivative	ended May 31, 2010
Forward foreign exchange contracts	Cost of revenue	$12,499
          At May 31, 2010, the Company recognized a net unrealized loss of approximately $1.6 million on forward foreign exchange contracts not designated as hedging instruments which was recorded to the cost of revenue line in the Condensed Consolidated Statements of Operations and offset by the change in the fair value of the underlying hedged assets or liabilities.
b. Interest Rate Risk Management
          The Company enters into interest rate swaps to manage interest rate risk associated with the Company’s variable rate borrowings. During fiscal year 2010, a hedging relationship existed related to interest payments associated with $100.0 million of the Company’s variable rate debt. At May 31, 2010, the Company had no asset or liability related to interest rate swaps and $0.1 million remains in AOCI. The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the nine months ended May 31, 2010 (in thousands):

Amount of Gain
(Loss) Recognized in
			Amount of Gain		Income on Derivative
	Amount of Gain	Location of Gain (Loss)	(Loss)		(Ineffective Portion
	(Loss) Recognized	Reclassified from	Reclassified from	Location of Gain	and Amount Excluded
	in OCI on	AOCI	AOCI	(Loss) Recognized in	from Effectiveness
	Derivative	into Income	into Income	Income on Derivative	Testing)
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion	for the Nine
Derivatives in Cash Flow	for the Nine months	for the Nine months	for the Nine months	and Amount Excluded	months
Hedging	ended May 31,	ended May 31,	ended May 31,	from Effectiveness	ended May 31,
Relationship	2010	2010	2010	Testing)	2010
Interest rate swap	$(13)	Interest expense	$(214)	Interest expense	$—
          As of May 31, 2010, the Company estimates that it will reclassify into earnings during the next twelve months interest expense of approximately $0.1 million from the amount recorded in AOCI as the anticipated cash flows occur for the above noted interest rate swap.
          The changes related to cash flow hedges included in AOCI are as follows (in thousands):

Nine months ended
May 31, 2010
Balance, August 31, 2009	$143
Net loss for the period	(1,875)
Net loss transferred to earnings	213

Balance, May 31, 2010	$(1,519)

Note 13. Income Taxes
          The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that the Company treated as corporate expenses and that the IRS proposes be charged out to its foreign affiliates as intercompany service fee charges and (2) certain purported intangible values the IRS felt were transferred to certain of the Company’s foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2003 through 2005 would be approximately $71.0 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on the Company with respect to fiscal years 2003 through 2005 and the Company anticipates the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.

          The Company disagrees with the proposed adjustments and intends to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the three months ended May 31, 2010. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid).
Note 14. Loss on Disposal of Subsidiary
          On October 27, 2009, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to JCA Acquisition Company Limited, an unrelated third-party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million in the first quarter of 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiary on the Condensed Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.
Note 15. New Accounting Guidance
a. Recently Adopted Accounting Guidance
          In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to fair value disclosure requirements. The new guidance resulted in a change in the Company’s accounting policy effective March 1, 2010. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation of assets and liabilities within the fair value hierarchy that may be presented. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
          In August 2009, the FASB issued new accounting guidance concerning measuring liabilities at fair value, which resulted in a change in the Company’s accounting policy effective September 1, 2009. The new accounting guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. The adoption did not have a significant impact on the Company’s consolidated financial statements.
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
          In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. This new guidance will be effective for the Company on September 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statement of operations. However, under the current North American asset-backed securitization structure, accounts receivable will no longer qualify for sale treatment and will be accounted for as a secured borrowing. As such, short-term debt will be recognized and accounts receivable will remain on the Company’s consolidated balance sheets until the point of cash receipt from the customer. The secured borrowing will be recognized as a financing activity on the Company’s consolidated statement of cash flows as of September 1, 2010.
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
Note 16. Subsequent Events
          The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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
Overview
          We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on revenue, net of estimated product return costs (“net revenue”), for the nine months ended May 31, 2010 our largest customers currently include Cisco Systems, Inc., EchoStar Corporation, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, LG Electronics Inc., NetApp. Inc., Nokia Corporation, Pace plc and Research in Motion Limited. For the three months and nine months ended May 31, 2010, we had net revenues of approximately $3.5 billion and $9.5 billion, respectively, and net income attributable to Jabil Circuit, Inc. of approximately $52.0 million and $110.1 million, respectively.
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
          The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies turned to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. After several years of growth, our net revenues for fiscal year 2009 declined by approximately 8.6% to $11.7 billion as compared to $12.8 billion for fiscal year 2008. This decline was largely the result of a deteriorating macro-economic environment within the last 18 to 21 months which resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. Such economic conditions led us to implement the 2009 Restructuring Plan. See Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, may negatively impact our results of operations.
          We have entered into a letter of intent to divest our remaining manufacturing operations in France and Italy. Divested operations would include four sites and approximately 1,500 employees. Revenues associated with these sites total approximately $300.0 million annually, and we expect the divesture will have no material impact on our operating margin performance on an ongoing basis. This transaction is expected to close during the fourth quarter of fiscal year 2010, and is subject to final negotiations, customary regulatory periods and consultation with employees and their representatives. We currently anticipate a loss of approximately $10.0 million associated with this divesture to be recorded in the fourth fiscal quarter. As part of the transaction, we anticipate making a loan to and entering into certain other arrangements with the subsidiaries being sold. Depending upon the occurrence of certain future events related to these arrangements, we could incur up to an additional $35 million of charges in the future.
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
Summary of Results
          Net revenues for the third quarter of fiscal year 2010 increased approximately 32.1% to $3.5 billion compared to $2.6 billion for the same period of fiscal year 2009 largely due to increases in all of our sectors, except for our “other” sector (which includes our automotive business and certain of our other businesses). These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers.
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
          The following table sets forth, for the three month and nine month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Net revenue	$3,455,578	$2,615,101	$9,548,478	$8,885,010
Gross profit	$262,114	$148,589	$716,636	$527,848
Operating income (loss)	$96,533	$(7,807)	$224,576	$(953,346)
Net income (loss) attributable to Jabil Circuit, Inc	$52,031	$(28,762)	$110,149	$(1,170,719)
Income (loss) per share — basic	$0.24	$(0.14)	$0.51	$(5.66)
Income (loss) per share — diluted	$0.24	$(0.14)	$0.51	$(5.66)
Cash dividend per share — declared	$0.07	$0.07	$0.21	$0.21

Key Performance Indicators
          Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three months ended
	May 31,	February 28,	November 30,	August 31,
	2010	2010	2009	2009
Sales cycle	16 days	17 days	16 days	16 days
Inventory turns	7 turns	7 turns	8 turns	9 turns
Days in trade accounts receivable	33 days	35 days	41 days	41 days
Days in inventory	50 days	51 days	45 days	42 days
Days in accounts payable	67 days	69 days	70 days	67 days
          The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2010, days in trade accounts receivable decreased two days to 33 days as compared to the prior sequential quarter as a result of the sale of trade accounts receivable under the uncommitted trade accounts receivable sale program, timing of sales and focused efforts on cash collection during the quarter. During the three months ended May 31, 2010, days in inventory decreased one day to 50 days and inventory turns remained constant at seven turns as compared to the prior sequential quarter primarily due to increased sales during the period. We continue, however, to experience raw material shortages due to a constrained materials environment which has caused material component lead times to be extended. For further discussion of material shortages see “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.” During the three months ended May 31, 2010, days in accounts payable decreased two days to 67 days as compared to 69 days in the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.
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
          The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that we treated as corporate expenses and that the IRS proposes be charged out to our foreign affiliates as intercompany service fee charges and (2) certain purported intangible values the IRS felt were transferred to certain of our foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately $71.0 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005 and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.
          We disagree with the proposed adjustments and intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. Accordingly, we did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the three months ended May 31, 2010. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, we currently believe that the resolution will not have a material effect on our financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 13 — “Income Taxes” to the Condensed Consolidated Financial Statements, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
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
Recent Accounting Guidance
     See Note 15 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.4%	94.3%	92.5%	94.1%

Gross profit	7.6%	5.7%	7.5%	5.9%
Operating expenses:
Selling, general and administrative	4.4%	4.8%	4.4%	4.1%
Research and development	0.2%	0.3%	0.2%	0.2%
Amortization of intangibles	0.2%	0.3%	0.2%	0.3%

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Restructuring and impairment charges	—	0.6%	0.1%	0.5%
Goodwill impairment charges	—	—	—	11.5%
Loss on disposal of subsidiary	—	—	0.2%	—

Operating income (loss)	2.8%	(0.3)%	2.4%	(10.7)%

Other expense	—	—	—	0.1%
Interest income	—	—	—	(0.1)%
Interest expense	0.6%	0.7%	0.6%	0.7%

Income (loss) before income tax	2.2%	(1.0)%	1.8%	(11.4)%
Income tax expense	0.7%	0.1%	0.6%	1.8%

Net income (loss)	1.5%	(1.1)%	1.2%	(13.2)%
Net income (loss) attributable to noncontrolling interests, net of income tax expense	—	—	—	—

Net income (loss) attributable to Jabil Circuit, Inc.	1.5%	(1.1)%	1.2%	(13.2)%

For the Three and Nine Months Ended May 31, 2010 Compared to the Three and Nine Months Ended May 31, 2009
     Net Revenue. Our net revenue for the three months ended May 31, 2010 increased 32.1% to $3.5 billion from $2.6 billion for the three months ended May 31, 2009. Specific increases include a 59% increase in the sale of instrumentation and medical products; a 51% increase in the sale of networking products; a 36% increase in the sale of digital home office products; a 26% increase in the sale of computing and storage products; a 17% increase in the sale of mobility products; a 13% increase in the sale of aftermarket services; and a 10% increase in the sale of telecom products. These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers. These increases were partially offset by a 12% decrease in the sale of other products due to our decision to largely exit the automotive sector in conjunction with the sale of our subsidiary Jabil Circuit Automotive, SAS.
     Our net revenue for the nine months ended May 31, 2010 increased 7.5% to $9.5 billion from $8.9 billion for the nine months ended May 31, 2009. Specific increases include a 30% increase in the sale of instrumentation and medical products; a 17% increase in the sale of aftermarket services; an 11% increase in the sale of mobility products; and a 7% increase in the sale of networking products. These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers. These increases were partially offset by an 8% decrease in the sale of telecom products; a 4% decrease in the sale of computing and storage products; and an 18% decrease in the sale of other products due to our decision to largely exit the automotive sector as discussed above.
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
     The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the continuing overall weakness in the macro-economic environment (despite our relatively recent increase in revenue due to increases from existing customer programs, new customer wins and new program wins with existing customers); efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive sector; seasonality in our business; and business growth from new and existing customers, including production of new products in the mobility sector. During the first quarter of fiscal year 2010, we began to report the display and peripheral sectors as a combined sector called digital home office. In addition, the automotive sector is no longer reported separately and has been combined in the other sector.

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
EMS
Computing and Storage	11%	11%	10%	11%
Instrumentation and Medical	23%	20%	22%	19%
Networking	18%	16%	17%	16%
Telecommunications	5%	6%	5%	6%
Other	4%	5%	5%	6%

Total EMS	61%	58%	59%	58%

Consumer Electronics
Digital Home Office	15%	14%	15%	17%
Mobility	18%	21%	20%	19%

Total Consumer Electronics	33%	35%	35%	36%

AMS	6%	7%	6%	6%

Total	100%	100%	100%	100%

     Foreign source revenue represented 84.3% and 84.5% of net revenue for the three months and nine months ended May 31, 2010, respectively. This is compared to 84.4% and 83.7% of net revenue for the three months and nine months ended May 31, 2009, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months.
     Gross Profit. Gross profit increased to $262.1 million (7.6% of net revenue) and $716.6 million (7.5% of net revenue) for the three months and nine months ended May 31, 2010, respectively, from $148.6 million (5.7% of net revenue) and $527.8 million (5.9% of net revenue) for the three months and nine months ended May 31, 2009, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue for the three months and nine months ended May 31, 2010 versus the same period in the prior fiscal year was primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers, as well as the realization of certain cost savings associated with initiatives that we commenced in fiscal year 2009 to reduce our cost structure in order to better align with lower demand levels and increased capacity utilization which allows us to better leverage our cost structure. This increase was partially offset by our failure to realize an incremental amount of revenue due to supply constraints with certain materials, which, if realized, would have likely had a positive impact on our gross profit and net income.
     Selling, General and Administrative. Selling, general and administrative expenses increased to $151.4 million (4.4% of net revenue) and $429.2 million (4.4% of net revenue) for the three months and nine months ended May 31, 2010 from $125.4 million (4.8% of net revenue) and $368.1 million (4.1% of net revenues) for the three months and nine months ended May 31, 2009. The increase in selling, general and administrative expenses for the three months ended May 31, 2010 versus the same period in the prior fiscal year was largely due to increases in stock-based compensation expense of $14.4 million primarily due to a change in the estimated vesting of performance-based restricted stock awards, $3.2 million related to professional fees associated with multiple internal strategic and cost saving initiatives and $3.4 million related to additional salary and salary related expenses to support increased headcount. The increase in selling, general and administrative expenses for the nine months ended May 31, 2010 versus the same period in the prior fiscal year was largely due to increases in stock-based compensation expense of $34.9 million primarily due to a change in the estimated vesting of performance-based restricted stock awards and incremental expense recognized related to the modification of certain existing equity awards to include retirement eligibility provisions, $15.6 million related to additional salary and bonus expense due to increased results of operations in the current fiscal year and $9.1 million related to professional fees associated with multiple internal strategic and cost saving initiatives.
     Research and Development. Research and development expenses decreased to $6.3 million (0.2% of net revenue) and increased to $21.5 million (0.2% of net revenue) for the three months and nine months ended May 31, 2010, respectively, compared to $7.2 million (0.3% of net revenue) and $18.6 million (0.2% of net revenue) for the three months and nine months ended May 31, 2009, respectively. The decrease for the three months ended May 31, 2010 is primarily due to typical research and development investment variability while the increase for the nine months ended May 31, 2010 is attributed primarily to our increased focus on vertical integration capabilities in our mobility sector and increased capabilities and proficiencies in digital home office and printer markets.

     Amortization of Intangibles. We recorded $6.2 million and $20.0 million of amortization of intangible assets for the three months and nine months ended May 31, 2010, respectively, as compared to $7.6 million and $23.3 million for the three months and nine months ended May 31, 2009, respectively. The decrease is primarily attributable to certain intangible assets that became fully amortized since May 31, 2009. For additional information regarding purchased intangibles, see Note 8 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.
     Restructuring and Impairment Charges.
     a. 2009 Restructuring Plan
     In conjunction with the 2009 Restructuring Plan, we currently expect to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $14.8 million on certain net deferred tax assets, primarily over the course of fiscal years 2009 and 2010. Of this expected total, we charged $1.6 million and $5.4 million of restructuring and impairment costs during the three months and nine months ended May 31, 2010, respectively, to our Condensed Consolidated Statements of Operations, compared to charges of $16.1 million and $48.8 million of restructuring and impairment costs during the three months and nine months ended May 31, 2009. The charges related to the 2009 Restructuring Plan incurred during the three months ended May 31, 2010 include approximately $1.5 million related to employee severance and termination benefit costs and approximately $0.1 million related to lease commitment costs. The charges related to the 2009 Restructuring Plan incurred during the nine months ended May 31, 2010 include approximately $3.3 million related to lease commitment costs and approximately $0.6 million related to fixed asset impairments.
     The $59.1 million in restructuring and impairment charges related to the 2009 Restructuring Plan incurred through May 31, 2010 includes cash costs totaling approximately $52.2 million, of which approximately $19.2 million was paid in fiscal year 2009 and approximately $28.4 million was paid in the nine months ended May 31, 2010. The cash costs of approximately $52.2 million consist of employee severance and termination benefit costs of approximately $48.6 million, lease commitment costs of approximately $3.4 million and other restructuring costs of approximately $0.2 million. Non-cash costs of approximately $6.9 million primarily represent fixed asset impairment charges related to our restructuring activities.
     At May 31, 2010, accrued liabilities of approximately $7.1 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months.
     Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $41.8 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million. Of the $55.0 million of expected annualized cost savings, we have realized a cumulative cost savings of approximately $40.0 million by the end of the third quarter of fiscal year 2010.
     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charge of $59.1 million incurred through May 31, 2010 as it was recorded through income tax expense on our Condensed Consolidated Statements of Operations.
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
     During the three months and nine months ended May 31, 2010, we recorded approximately $0.1 million and $0.3 million of restructuring and impairment charges, respectively, compared to $0.1 million and $(0.5) million of restructuring and impairment charges (reversals) recognized for the three months and nine months ended May 31, 2009, respectively. The restructuring and impairment costs for the three months ended May 31, 2010 is comprised of a $(0.1) million cost reversal related to employee severance and termination benefit costs and $0.2 million related to lease commitments. The restructuring and impairment costs for the nine months ended May 31, 2010 is comprised of approximately $0.3 million related to employee severance and termination benefit costs.
     At May 31, 2010, liabilities of approximately $2.3 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $2.1 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments.

     As of May 31, 2010, as a result of the restructuring activities completed through May 31, 2010 related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to plants located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those plants to which the production will be shifted. After considering these cost savings offsets, we began to realize the full net annualized cost savings of approximately $39.0 million during the third quarter of fiscal year 2009. For further discussion of the restructuring programs, see Note 7 — “Restructuring and Impairment Charges” to the Condensed Consolidated Financial Statements.
     Goodwill Impairment Charges. We recorded non-cash goodwill impairment charges of $1.0 billion for the full fiscal year ended August 31, 2009 (of which the entire $1.0 billion charge was incurred in the first two quarters) to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. We performed these impairment tests based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets. After recognition of these charges, no goodwill remained with the Consumer and EMS reporting units, respectively, and approximately $25.1 million remained with the AMS reporting unit. For further discussion of goodwill impairment charges recorded, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
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
     Other Expense. We recorded other expense totaling $1.0 million and $3.1 million for the three months and nine months ended May 31, 2010, respectively, as compared to other expense of $0.9 million and $4.2 million for the three months and nine months ended May 31, 2009, respectively. Expense for the three months ended May 31, 2010 was relatively consistent with expense for the three months ended May 31, 2009. The decrease in expense for the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009 was primarily due to a decrease in the loss on the sale of accounts receivable under our North American securitization program of $1.3 million which was primarily due to a decrease in the amount of receivables sold under the program as well as a decrease in borrowing costs. For further discussion of our accounts receivable securitization program, see Note 9 — “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements.
     Interest Income. Interest income decreased to $0.6 million and $2.2 million for the three months and nine months ended May 31, 2010, respectively, from $1.1 million and $5.3 million for the three months and nine months ended May 31, 2009, respectively. The decrease was primarily due to lower overall interest rates during the periods.
     Interest Expense. Interest expense increased to $19.5 million for the three months ended May 31, 2010 from $19.0 million for the three months ended May 31, 2009 primarily due to increased borrowing during the period. Interest expense decreased to $59.6 million for the nine months ended May 31, 2010 from $62.9 million for the nine months ended May 31, 2009 primarily due to lower overall interest rates during the period.
     Income Taxes. Income tax expense reflects an effective tax rate of 31.3% and 32.1% for the three months and nine months ended May 31, 2010, respectively, as compared to an effective tax rate of (9.5)% and (15.5)% for the three months and nine months ended May 31, 2009, respectively. The effective tax rate differs from the previous period due to the loss before income taxes and valuation allowances against certain deferred tax assets that were no longer more likely than not to be realized during the three months ended May 31, 2009 and the impairment of non-deductible goodwill and the corresponding valuation allowances during the nine months ended May 31, 2009. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See Note 13 — “Income Taxes” to the Condensed Consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Critical Accounting Policies and Estimates – Income Taxes”, “Risk Factors – We are subject to the risk of increased taxes” and Note 4 – “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2009 for further discussion.
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
     Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, restructuring and impairment charges, goodwill impairment charges, certain distressed customer charges, loss on disposal of subsidiary, certain deferred tax valuation allowance charges and stock-based compensation expense and related charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining employee performance when determining incentive compensation.
     We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings from what we believe are our “core” manufacturing operations. Most of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring charges, we may be making associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we excluded stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders ownership interest. We encourage you to evaluate these items and the limitations for purposes of analysis in excluding them.
     Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our condensed consolidated financial statements (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Operating income (loss) (U.S. GAAP)	$96,533	$(7,807)	$224,576	$(953,346)
Amortization of intangibles	6,206	7,612	19,954	23,320
Stock-based compensation and related charges	27,487	13,039	67,980	33,044
Restructuring and impairment charges	1,635	16,167	5,705	48,312
Goodwill impairment charges	—	—	—	1,022,821
Loss on disposal of subsidiary	—	—	15,722	—
Distressed customer charges	—	—	—	7,256

Core operating income (Non-U.S. GAAP)	$131,861	$29,011	$333,937	$181,407

Net income (loss) attributable to Jabil Circuit, Inc. (U.S. GAAP)	$52,031	$(28,762)	$110,149	$(1,170,719)
Amortization of intangibles, net of tax	6,191	7,561	19,919	22,787
Stock-based compensation and related charges, net of tax	26,825	12,021	66,713	31,231

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Restructuring and impairment charges, net of tax	1,693	12,312	5,777	57,930
Goodwill impairment charges, net of tax	—	—	—	1,018,157
Loss on disposal of subsidiary, net of tax	—	—	15,722	—
Distressed customer charges, net of tax	—	(79)	—	6,329
Deferred tax valuation allowance charges	—	5,463	—	132,912

Core earnings (Non-U.S. GAAP)	$86,740	$8,516	$218,280	$98,627

Common shares used in the calculations of basic earnings (loss) per share:
Basic weighted average shares outstanding (U.S. GAAP)(1)	213,881	207,190	214,051	206,767
Adjustments:
Share-based payment awards classified as participating securities	—	6,239	—	6,520

Basic weighted average shares outstanding (Non-U.S. GAAP)	213,881	213,429	214,051	213,287

Common shares used in the calculations of diluted earnings (loss) per share:
Diluted weighted average shares outstanding (U.S. GAAP)(1)	216,522	207,190	218,089	206,767
Adjustments:
Share-based payment awards classified as participating securities	—	6,239	—	6,520
Dilutive common shares issuable under the ESPP and upon exercise of options and stock appreciation rights	—	17	—	17
Dilutive unvested non-participating restricted stock awards	—	—	—	—

Diluted weighted average shares outstanding (Non-U.S. GAAP)	216,522	213,446	218,089	213,304

Earnings (loss) per share: (U.S. GAAP)
Basic	$0.24	$(0.14)	$0.51	$(5.66)
Diluted	$0.24	$(0.14)	$0.51	$(5.66)

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.41	$0.04	$1.02	$0.46
Diluted	$0.40	$0.04	$1.00	$0.46

(1)	For the three months and nine months ended May 31, 2009, no potential common shares relating to our equity awards were included in the U.S. GAAP computation of basic and diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the periods.

     Core operating income for the third quarter of fiscal 2010 increased 354.5% to $131.9 million compared to $29.0 million for the third quarter of fiscal 2009. Core earnings increased 918.6% to $86.7 million compared to $8.5 million for the third quarter of fiscal 2009.
Acquisitions and Expansion
     We have made a number of acquisitions that were accounted for using the purchase method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve expected profitability from our acquisitions.”
Seasonality
     Production levels for our Consumer division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer products during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily indicative of results for the entire fiscal year.
Dividends
     The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2010 and 2009.
Dividend Information

			Total cash
	Dividend	Dividend	dividends		Date of record for	Dividend cash
	declaration date	per share	declared		dividend payment	payment date
		(in thousands, except for per share data)
Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238		February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221		May 17, 2010	June 1, 2010

Fiscal year 2009:	October 24, 2008	$0.07	$14,916		November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974		February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954		May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992		August 17, 2009	September 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.
Liquidity and Capital Resources
     At May 31, 2010, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization programs.
     The following table sets forth, for the nine months ended May 31, 2010, selected consolidated cash flow information (in thousands):

	Nine months ended
	May 31,	May 31,
	2010	2009
Net cash provided by operating activities	$142,176	$388,295
Net cash used in investing activities	(237,861)	(227,674)
Net cash used in financing activities	(143,309)	(177,878)
Effect of exchange rate changes on cash and cash equivalents	(36,929)	13,249

Net decrease in cash and cash equivalents	$(275,923)	$(4,008)

     Net cash provided by operating activities for the nine months ended May 31, 2010 was approximately $142.2 million. This resulted primarily from net income of $111.4 million, a $509.8 million increase in accounts payable and accrued expenses, $211.9 million in non-cash depreciation and amortization expense, $68.0 million in non-cash stock-based compensation expense, a $24.5 million increase in income tax payable, $12.8 million in non-cash expense related to the disposal of a subsidiary and $5.7 million in restructuring and impairment charges offset by a $607.7 million increase in inventories, a $126.0 million increase in prepaid expenses and other current assets and a $70.1 million increase in trade accounts receivable. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in accounts receivable was predominately attributable to timing of sales and focused efforts on cash collection. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins, as well as raw material shortages due to a constrained materials environment which has caused material component lead times to be extended. For further discussion of material shortages see “Risk Factors – We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits.”
     Net cash used in investing activities for the nine months ended May 31, 2010 was $237.9 million. This consisted primarily of capital expenditures of $245.1 million for investments in capacity to support the ongoing production of new programs within the mobility sector and information technology infrastructure, partially offset by $7.3 million of proceeds from the sale of property and equipment.
     Net cash used in financing activities for the nine months ended May 31, 2010 was $143.3 million. This resulted from our receipt of approximately $3.1 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.7 billion of borrowings under the revolving portion of the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”) and $196.1 million in borrowings under our short-term Indian working capital facilities. This was offset by repayments in an aggregate amount of $3.2 billion during the nine months ended May 31, 2010, which primarily included $2.7 billion toward repayment of borrowings under the revolving portion of the Credit Facility and $217.4 million toward repayment of borrowings under our short-term Indian working capital facilities. In addition, we paid $44.9 million of dividends to stockholders during the nine months ended May 31, 2010.
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
     During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have adjusted the net cash proceeds available at any one time under the securitization program to an amount of $200.0 million and extended the program until March 16, 2011. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility of 0.575% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to 1.15% per annum on the average daily outstanding aggregate capital during the immediately preceding calendar month. The securitization conduit and the investors in the conduit have no recourse to our assets for failure of debtors to pay when due. At May 31, 2010, we had sold $320.1 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $175.5 million and retained an interest in the receivables of approximately $144.6 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $0.9 million and $2.9 million during the three months and nine months ended May 31, 2010, respectively, and $0.9 million and $4.2 million for the three months and nine months ended May 31, 2009, respectively, which are recorded to other expense in the Condensed Consolidated Statements of Operations. See Note 15 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements.
     During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in our Condensed Consolidated Statements of Operations in the period of the sale. In September 2009, the factoring agreement was extended through March 31, 2010, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At May 31, 2010, we had sold $14.2 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $14.2 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $18.8 thousand and $60.0 thousand for the three months and nine months ended May 31, 2010, respectively, and $25.3 thousand and $130.0 thousand for the three months and nine months ended May 31, 2009, respectively, which was recorded to other expense in the Condensed Consolidated Statements of Operations.
     During the third quarter of fiscal year 2010, we entered into an uncommitted accounts receivable sale agreement with a bank which allows us and certain of our subsidiaries to elect to sell and the bank to elect to purchase at a discount, on an ongoing basis, up to $150.0 million of specific trade accounts receivable. The program is accounted for as a sale. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. We paid an arrangement fee upon the initial sale and pay a transaction fee each month over the term of the agreement which are recorded to other expense in the Condensed Consolidated Statements of Operations. The sale program expires on May 25, 2011.
     We continue to service the receivables sold. No servicing asset or liability is recorded at the time of sale as we have determined the servicing fee earned is at a market rate. Servicing costs are recognized as incurred over the servicing period.
     At May 31, 2010, we had sold $43.5 million of trade accounts receivable. In exchange, we received cash proceeds of $43.5 million. The resulting loss on the sale of trade accounts receivable sold under this sales program was $35.9 thousand for the three months and nine months ended May 31, 2010, which was recorded to other expense in the Condensed Consolidated Statements of Operations.

     Notes payable, long-term debt and long-term lease obligations outstanding at May 31, 2010 and August 31, 2009 are summarized below (in thousands).

	May 31,	August 31,
	2010	2009
5.875% Senior Notes due 2010 (a)	$5,064	$5,064
7.750% Senior Notes due 2016 (b)	301,353	300,063
8.250% Senior Notes due 2018 (c)	397,044	396,758
Short-term factoring debt (d)	141	1,468
Borrowings under credit facilities (e)	1,925	21,313
Borrowings under loans (f)	362,389	384,485
Securitization program obligations (g)	58,105	125,291
Miscellaneous borrowings	16	6

Total notes payable, long-term debt and long-term lease obligations	1,126,037	1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	87,625	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,038,412	$1,036,873

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. The 5.875% Senior Notes mature on July 15, 2010 and pay interest semiannually on January 15 and July 15. Also, the 5.875% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). During the fourth quarter of fiscal year 2009, we repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which we also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of the validly tendered 5.875% Senior Notes resulted in a charge of $10.5 million which was recorded to other expense in our Condensed Consolidated Statements of Operations for the twelve months ended August 31, 2009.

(b)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered 7.750% Senior Notes at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant regarding our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(c)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, we entered into separate agreements with unrelated third parties for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under these agreements does not meet the criteria for recognition as a sale. Under the terms of these agreements, we transfer ownership of eligible trade accounts receivable to the third party purchasers in exchange for cash, however, as these transactions do not qualify as a sale, the relating trade accounts receivable are included on our Condensed Consolidated Balance Sheets until the cash is received by the purchasers from our customer for the trade accounts receivable. We had an outstanding liability of $0.1 million and $1.5 million on our Condensed Consolidated Balance Sheets at May 31, 2010 and August 31, 2009, respectively, related to these agreements.

(e)	Various of our foreign subsidiaries have entered into several credit facilities to finance their future growth and any corresponding working capital needs. These credit facilities are denominated in various foreign currencies, including Russian rubles, as well as U.S. dollars. At May 31, 2010, these credit facilities incur interest at both fixed and variable rates ranging from 1.85% to 4.15% and range in outstanding amounts from $0.3 million to $1.3 million.

(f)	During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expired on April 15, 2010 was fully repaid.

During the third quarter of fiscal year 2005, we negotiated a five-year, 25.0 million Euro construction loan for a Hungarian subsidiary with a Hungarian branch of a global bank. Under the terms of the loan facility, we pay interest on outstanding borrowings based on the Euro Interbank Offered Rate plus a spread of 0.925%. Quarterly principal repayments began in September 2006 to repay the amount of proceeds drawn under the construction loan. The construction loan expired on April 13, 2010 and was fully repaid.

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

Through the acquisition of a Taiwanese subsidiary in fiscal year 2007, we assumed certain liabilities, including short and long-term debt obligations totaling approximately $102.2 million at the date of acquisition. At May 31, 2010, approximately $0.1 million of debt is outstanding under the credit facility, with a current interest rate of 2.35% and denominated in New Taiwan dollars.

During the fourth quarter of fiscal year 2007, we entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the $1.0 billion, 364-day senior unsecured bridge loan facility, that was entered into on December 21, 2006, amended on December 20, 2007 and terminated on February 13, 2008. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During the three months ended May 31, 2010, we borrowed $1.0 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the third quarter of fiscal year 2010. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $360.0 million remains outstanding at May 31, 2010.

In addition to the loans described above, at May 31, 2010, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.3 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Condensed Consolidated Balance Sheets.

(g)	During the third quarter of fiscal year 2008, we entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We are assessed a monthly fee based on the maximum facility limit and, in addition, pay interest based on LIBOR plus a spread. The foreign securitization program expires on March 17, 2011. At May 31, 2010, we had $58.1 million of debt outstanding under the program. In addition, we incurred interest expense of $0.4 million and $1.8 million recorded in the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2010, respectively, compared to $0.6 million and $3.1 million for the three months and nine months ended May 31, 2009, respectively.
          At May 31, 2010 and 2009, we were in compliance with all Restrictive Financial Covenants under the Credit Facility and our securitization programs.
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
          We currently anticipate that during the next twelve months, our capital expenditures will be in the range of $300.0 million to $350.0 million, principally for information technology infrastructure upgrades, maintenance levels of machinery and equipment and machinery and equipment for new business including new process technology within our mechanical operations. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale program and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities and our working capital requirements for the next twelve months. Our $200.0 million U.S. asset-backed securitization program and our $100.0 million foreign asset-backed securitization program expire, however, in March 2011 and our $150.0 million uncommitted trade accounts receivable sale program expires in May 2011 and we may be unable to renew any or all of them.
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
          Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of May 31, 2010 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,126,037	$87,625	$340,014	$1	$698,397
Future interest on notes payable and long-term debt (a)	422,566	62,027	124,053	115,631	120,855
Operating lease obligations	172,997	47,557	60,409	44,114	20,917
Estimated future benefit payments to plan	53,558	4,556	10,142	11,121	27,739
Capital commitments (b)	—	—	—	—	—

Total contractual cash obligations (c)	$1,775,158	$201,765	$534,618	$170,867	$867,908

(a)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply interest rates applicable to the current fiscal quarter to determine the value of these future interest payments.

(b)	During the first fiscal quarter of 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, we have invested $3.3 million as of May 31, 2010. The remaining commitment of $6.7 million is callable over the next five years by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(c)	At May 31, 2010, we have $3.1 million and $90.9 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time; and accordingly, this liability has been excluded from the above table.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair market values. At May 31, 2010, except for certain foreign currency contracts, with a notional amount outstanding of $67.1 million and a fair value of $1.0 million recorded in prepaid and other current assets and $1.8 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded in our Condensed Consolidated Statements of Operations.
     The aggregate notional amount of outstanding contracts at May 31, 2010 that do not qualify as accounting hedges was $320.8 million. The fair value of these contracts amounted to a $6.5 million asset recorded in prepaid and other current assets and a $8.1 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at May 31, 2010. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue in our Condensed Consolidated Statements of Operations. The forward contracts are denominated in British pounds, Canadian dollars, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2010, there were no significant outstanding investments.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $419.4 million in borrowings outstanding under these facilities at May 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
     For our fiscal quarter ended May 31, 2010, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended May 31, 2010, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
PART II. OTHER INFORMATION
Item 1: LEGAL PROCEEDINGS
     We have been involved in certain ongoing litigation matters and have received a subpoena from a U.S. attorney’s office relating to certain of our historical stock option grant practices, and we have also had committees of our Board of Directors review certain of our historical stock option grant and revenue recognition practices. These matters are more fully described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and Note 6 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements.
     As previously disclosed, on January 19, 2010, the U.S. Court of Appeals for the Eleventh Circuit affirmed the U.S. District Court for the Middle District of Florida, Tampa Division’s prior dismissal with prejudice of the Second Amended Class Action Complaint in the putative shareholder class action that was previously filed against us, KPMG LLP, our directors and certain of our current and former officers, and the plaintiffs subsequently moved for a re-hearing on the matter, which motion was denied. The plaintiffs did not petition the U.S. Supreme Court for a writ of certiorari by May 24, 2010 (which was the deadline for such petition). Accordingly, we consider this litigation to be concluded.
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
     For the nine months ended May 31, 2010, our five largest customers accounted for approximately 46% of our net revenue and our top 48 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     A significant decline in our industry’s revenue has occurred over the past 21 months as consumers and businesses have postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions have had a negative impact on our results of operations over this period and may continue to have a negative impact. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity and are expected to continue to have a negative impact on our operations over at least the next several fiscal quarters. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent (which two of our customers experienced in fiscal year 2009) or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
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
•	respond more quickly to new or emerging technologies;
•	have greater name recognition, critical mass and geographic market presence;
•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;
•	devote greater resources to the development, promotion and sale of their services;
•	be better positioned to compete on price for their services, as a result of any combination of lower labor costs, lower components costs, lower facilities costs or lower operating costs; and
•	have excess capacity, and be better able to utilize such excess capacity which may reduce the cost of their product or service.
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
     There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place, such recovery may be weak and/or short-lived. In fact, recessionary conditions may soon return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions could negatively impact our ability to forecast customer demand, our ability to effectively manage inventory levels and collect receivables, and increase our need for cash, and have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.
The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.
     The credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $200.0 million U.S. asset-backed securitization program expiring on March 16, 2011, our $100.0 million foreign asset-backed securitization program expiring on March 17, 2011 or our $150.0 million uncommitted trade accounts receivable sale program expiring on May 25, 2011, the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.
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
     We derived 84.3% and 84.5% of net revenue from international operations for the three months and nine months ended May 31, 2010, respectively, compared to 84.4% and 83.7% for the three months and nine months ended May 31, 2009, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next 12 months. At May 31, 2010, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest and Lunel, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Cassina de Pecchi, Marcianise and Bergamo, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Singapore City, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct new foreign facilities. Our international operations may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;
•	less flexible employee relationships which can be difficult and expensive to terminate;
•	labor unrest and dissatisfaction, including increased scrutiny of the labor practices (including but not limited to working conditions, legal compliance and compensation) of us and others in our industry by the media and other third parties, which may result in further scrutiny, more stringent and burdensome labor laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;
•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);
•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);
•	health concerns and related government actions;
•	coordinating our communications and logistics across geographic distances and multiple time zones;
•	risk of governmental expropriation of our property;
•	less favorable, or relatively undefined, intellectual property laws;
•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;
•	longer customer payment cycles and difficulty collecting trade accounts receivable;
•	export duties, import controls and trade barriers (including quotas);
•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;
•	adverse changes in tax rates;
•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies;
•	legal or political constraints on our ability to maintain or increase prices;
•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;
•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;
•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;
•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and
•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
     Most of our acquisitions involve operations outside of the U.S. which are subject to various risks including those described in “Risk Factors – We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”
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
     Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers could become subject to infringement claims. Additionally, customers for our turnkey solutions services, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnifcation claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.
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
     We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites, excluding certain of the sites we acquired in the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition transaction, and in our corporate location. We are in the process of installing this system in certain of our remaining plants, including additional Green Point sites, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.
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

     For example, during the fiscal quarter ended May 31, 2010, the IRS completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that we treated as corporate expenses and that the IRS proposes be charged out to our foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of our foreign subsidiaries free of charges. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately $71.0 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005 and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues. We disagree with the proposed adjustments and intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 13 – “Income Taxes” to the Condensed Consolidated Financial Statements and Note 4 – “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.
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
Our credit rating may be downgraded.
     Our credit is rated by credit rating agencies. Our 5.875% Senior Notes, 7.750% Senior Notes and our 8.250% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by Moody’s and S&P and “investment grade” debt by Fitch. S&P’s rating downgrade in April 2008, along with those by Fitch in October 2007 and Moody’s in February 2007, and any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; may increase our interest payments under existing debt agreements; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed previously in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Credit Facility and certain of our other borrowings.
Our amount of debt could significantly increase in the future.
     As of May 31, 2010, our debt obligations on the Condensed Consolidated Balance Sheets consisted of $5.1 million under our 5.875% Senior Notes, $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $360.0 million outstanding under the term portion of our Credit Facility. As of May 31, 2010, there was $62.6 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 – “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Condensed Consolidated Financial Statements for further details.
     As of May 31, 2010, we have the ability to borrow up to $800.0 million under the revolving credit portion of the Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.
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
     We generate a significant amount of trade accounts receivable sales from our customers. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, on January 14, 2009 and May 28, 2009, two of our customers each filed a petition for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful accounts receivables was $13.9 million as of May 31, 2010 (which represented approximately 1% of our gross trade accounts receivable balance) and $15.5 million as of August 31, 2009 (which represented approximately 1% of our gross trade accounts receivable balance).
Certain of our existing stockholders have significant control.
     At May 31, 2010, our executive officers, directors and certain of their family members collectively beneficially owned 12.4% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.2%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.
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
     The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, have recently enacted additional changes in their laws, regulations and rules and are currently contemplating additional changes. Any such future changes may cause our legal and financial accounting costs to increase.
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
     Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2010.

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
March 1, 2010 – March 31, 2010	—	$—	—	—
April 1, 2010 – April 30, 2010	131,984	$16.66	—	—
May 1, 2010 – May 31, 2010	—	$—	—	—

Total	131,984	$16.66	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.
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

Jabil Circuit, Inc. Registrant
Date: July 2, 2010	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: July 2, 2010	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.