Form 10-K
period 2010-08-31
JABIL CIRCUIT INC
filed 2010-10-21
CIK 898293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
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

Registrant’s telephone number, including area code
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2010 was approximately $2.9 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 11, 2010, was 217,819,536. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on January 20, 2011 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2010 FORM 10-K ANNUAL REPORT

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue. Based on revenue, net of estimated product return costs (“net revenue”), for the fiscal year ended August 31, 2010 our largest customers currently include Apple Inc., Cisco Systems, Inc., EchoStar Corporation, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Nokia Corporation, Pace plc and Research in Motion Limited. For the fiscal year ended August 31, 2010, we had net revenues of approximately $13.4 billion and net income attributable to Jabil Circuit, Inc. of approximately $168.8 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, Germany, Hungary, India, Ireland, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business performance.

At August 31, 2010 our reportable operating segments consisted of three segments — Consumer, Electronic Manufacturing Services (“EMS”) and Aftermarket Services (“AMS”). On September 1, 2010, we re-organized our business into the following three groups: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). Our DMS group is composed of dedicated resources to manage higher complexity global products in regulated industries and bring materials and process technologies including design and aftermarket services to our global customers. Our E&I and HVS groups offer integrated global supply chain solutions designed to provide cost effective solutions for our customers. Our E&I group is focused on our customers primarily in the computing and storage, networking and telecommunication sectors. Our HVS group is focused on the particular needs of the consumer products industry, including mobility, set-top boxes and peripheral products such as printers and point of sale terminals.

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

Industry Background

The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies turned to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, we implemented additional restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

Though significant uncertainty remains regarding the extent and timing of the economic recovery, we continue to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are having a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Also, as a result of recent economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. This movement, and possible future movements, may negatively impact our results of operations. Over the longer term, factors driving companies to favor outsourcing include:

•	Reduced Product Cost. Manufacturing service providers are often able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity because of diversified product demand and, typically, a higher sensitivity to elements of cost.

•	Accelerated Product Time-to-Market and Time-to-Volume. Manufacturing service providers are often able to deliver accelerated production start-ups and achieve high efficiencies in transferring new products into production. Providers are also able to more rapidly scale production for changing markets and to position themselves in global locations that serve the leading world markets. With increasingly shorter product life cycles, these key services allow new products to be sold in the marketplace in an accelerated time frame.

•	Access to Advanced Design and Manufacturing Technologies. Customers gain access to additional advanced technologies in manufacturing processes, as well as product and production design. Product and production design services may offer customers significant improvements in the performance, cost, time-to-market and manufacturability of their products.

•	Improved Inventory Management and Purchasing Power. Manufacturing service providers are often able to more efficiently manage both procurement and inventory, and have demonstrated proficiency in purchasing components at improved pricing due to the scale of their operations and continuous interaction with the materials marketplace.

•	Reduced Capital Investment in Manufacturing. Companies are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing and research and development (“R&D”). This shift in capital deployment has placed a greater emphasis on outsourcing to external manufacturing specialists.

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronics design, production, product management and aftermarket services. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the past several years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Each of our business units is dedicated to one customer and operates with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, Germany, Hungary, India, Ireland, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design and Aftermarket Services. We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers by allowing them the flexibility to utilize complementary design services to achieve improvements in performance, cost, time-to-market and manufacturability, as well as to help develop relationships with new customers. We also offer aftermarket services from strategic hub locations. Our aftermarket service centers allow us to provide service to our customers’ products following completion of the traditional manufacturing and fulfillment process.

•	Pursue Selective Acquisition Opportunities. While some of our customers have recently moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, we believe that the longer-term, stronger trend has been for companies to divest internal manufacturing operations to manufacturing providers such as Jabil. In many of these situations, companies enter into a customer relationship with the manufacturing provider that acquires the operations. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations, but also pursuing manufacturing, aftermarket services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our geographic footprint and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Business Units. Each of our business units is dedicated to one customer and is empowered to formulate strategies tailored to individual customer needs. Most of our business units have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate worldwide financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority (within high-level parameters set by executive management) to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous

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

Our aftermarket service centers are located in: Shanghai and Suzhou, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Louisville, Kentucky; Penang, Malaysia; Chihuahua, Reynosa and Nogales, Mexico; Amsterdam, The Netherlands; Bydgoszcz, Poland; Memphis, Tennessee, and Round Rock and McAllen, Texas.

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

Research and Development

To meet our customers’ increasingly sophisticated needs, we continually engage in research and product design activities. These activities include electronic design, mechanical design, software design, system level design, product validation, and other design related activities necessary to manufacture our customers’ products in the most cost-effective and reliable manner. We are engaged in advanced research and platform designs for products including: cell phone products, wireless and broadband access products, server and storage products, set-top and digital home products, optical projection and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2010, 2009 and 2008, we expended $28.1 million, $27.3 million and $33.0 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production, product management and aftermarket services. Management evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. At August 31, 2010, our reportable operating segments consisted of three segments — Consumer, EMS and AMS. See Note 12 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements. On September 1, 2010 we re-organized our business into the following three groups: DMS, E&I and HVS. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Fiscal Year Ended August 31,
	2010	2009	2008

Cisco Systems, Inc.	15%	13%	16%
Research in Motion Limited	15%	12%	*
Hewlett-Packard Company	*	*	11%

*	less than 10% of net revenue

During the first quarter of fiscal year 2010, we began to report the display and peripheral sectors as a combined sector called digital home office. In addition, the automotive sector is no longer reported separately and has been combined in the other sector. Our net revenue was distributed over the following significant industry sectors for the periods indicated:

	Fiscal Year Ended August 31,
	2010	2009	2008

EMS
Computing and storage	10%	11%	13%
Instrumentation and medical	23%	19%	18%
Networking	17%	17%	21%
Telecommunications	5%	6%	6%
Other	4%	5%	6%

Total EMS	59%	58%	64%

Consumer
Digital home office	20%	16%	19%
Mobility	15%	20%	12%

Total Consumer	35%	36%	31%

Total AMS	6%	6%	5%

Total	100%	100%	100%

In fiscal year 2010, our five largest customers accounted for approximately 45% of our net revenue and 48 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors — Consolidation in industries that utilize electronics components may adversely affect our business” and Note 12 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

We have made concentrated efforts to diversify our industry sectors and customer base, including but not limited to increasing our net revenue in the instrumentation and medical sector and the mobility sector, through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

On October 27, 2009, we sold our subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to an unrelated third-party. As a result of this sale, we recorded a loss on disposition of $15.7 million in the first quarter of 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiary on the Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively, from the beginning of the 2010 fiscal year through the date of disposition.

On July 16, 2010, we sold our operations in Italy as well as our remaining operations in France to an unrelated third party. Divested operations, inclusive of four sites and approximately 1,500 employees, had net revenues and an operating loss of $298.6 million and $39.6 million, respectively, from the beginning of the 2010 fiscal year through the date of disposition.

In connection with this transaction, we provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bears interest on a quarterly basis at LIBOR plus 500 basis points and is repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the operations being disposed, which if not met would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, we may incur up to an additional $28.5 million of charges. As a result of this sale, we recorded a loss on disposition of $8.9 million in the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair market value at August 31, 2010 based upon a discounted cash flow analysis. These costs are recorded to loss on disposal of subsidiaries on our Consolidated Statements of Operations, which is a component of operating income.

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired manufacturing, design and/or aftermarket service operations in Austria, Belgium, Brazil, China, England, Germany, Hungary, India, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine and Vietnam.

Our European operations provide European and multinational customers with design, manufacturing and aftermarket services to satisfy their local market consumption requirements.

Our Asian operations enable us to provide local manufacturing and design services and a more competitive cost structure in the Asian market; and serve as a low cost manufacturing source for new and existing customers in the global market.

Our Latin American operations located in Mexico enable us to provide a low cost manufacturing source for new and existing customers principally in the U.S. marketplace. Our Latin American operations located in Brazil provide customers with manufacturing services to satisfy their local market consumption requirements.

See “Risk Factors — We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. Recently, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers, who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than us (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business). As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in sales, loss of market acceptance of our products or services, profit margin compression or loss of market share. See “Risk Factors — We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.”

Backlog

Our order backlog at August 31, 2010 was valued at approximately $3.9 billion, compared to approximately $2.2 billion at August 31, 2009. Although our backlog consists of firm purchase orders, the level of backlog at any particular time is not necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

Seasonality

Production levels for our Consumer division are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer products during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are available from only a single source. Some of these components are allocated from time to time in response to supply shortages. We attempt to ensure continuity of supply of these components. In cases where unanticipated customer demand or supply shortages occur, we attempt to arrange for alternative sources of supply, where available, or defer planned production to meet the anticipated availability of the critical component. In some cases, supply shortages may substantially curtail production of assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, particularly of semiconductor, relay and capacitor products. These shortages have resulted in a delay in the realization of an incremental amount of revenue, which, if realized in fiscal year 2010, would have likely had a positive impact on our gross profit and net income. Some shortages are occurring currently, and may continue to occur. We believe these shortages may be due to increased economic activity following recent recessionary conditions. In the past, such shortages have produced insignificant levels of short-term interruption of our operations, but we cannot assure you that such shortages, if any, will not have a material adverse effect on our results of operations in the future. See “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”

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

We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties assert valid infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes and discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors — Our regular manufacturing process and services may result in exposure to intellectual property infringements and other claims,” “Risk Factors — The success of our turnkey solution activities depends in part on our ability to obtain, protect, and leverage intellectual property rights to our designs” and “Risk Factors — Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of October 1, 2010 and October 12, 2009, we had approximately 69,000 and 61,000 full-time employees, respectively. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 12 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

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

Forbes I.J. Alexander (age 50) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, formerly Dundee College of Technology, Scotland.

Sergio Cadavid (age 54) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Mr. Cadavid was Assistant Treasurer — Director Global Enterprise Risk Management for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens — Illinois, Inc. in 1988 and held various financial positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Meheryar “Mike” Dastoor (age 45) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller — Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

John Lovato (age 50) was named Executive Vice President, Chief Executive Officer, Materials Technology Group in April 2010. Mr. Lovato joined Jabil in 1990 as Business Unit Manager, and has also served as General Manager of Jabil’s California operation. Mr. Lovato was named Vice President, Global Business Units in 1999, Senior Vice President, Business Development in November 2002 and then Senior Vice President, Europe in September 2004. Most recently Mr. Lovato served as Executive Vice President, Chief Executive Officer, Consumer Division from September 2007 to April 2010. Before joining Jabil, Mr. Lovato held various positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

Timothy L. Main (age 53) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control

Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. He holds a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

Mark Mondello (age 46) was promoted to Chief Operating Officer in November 2002. Mr. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mr. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mr. Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 42) was named Executive Vice President, Chief Executive Officer, Manufacturing Services Group in April 2010. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002 and Senior Vice President, Regional President — Asia in September 2004. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 54) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to working for Jabil, Mr. Paver was a trial lawyer and partner with the law firm of Holland & Knight in St. Petersburg, Florida. Mr. Paver has served as an adjunct professor of law at Stetson University College of Law and guest lecturer at the University of Florida Levin College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and the governments’ interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

For the fiscal year ended August 31, 2010, our five largest customers accounted for approximately 45% of our net revenue and our top 48 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production, product management or aftermarket services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

Our revenues declined in 2009 as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations over this period and similar conditions may exist in the future. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We cannot assure you that present or future customers will not terminate their design, production, product management and aftermarket services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production, product management and aftermarket services to our customers. If one or more of our customers were to become insolvent (which two of our customers experienced in fiscal year 2009) or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.

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

At times our customers have been, and may be in the future, unsuccessful in addressing these competitive challenges, or any others that they may face, and their business has been, and may be in the future, materially adversely affected, and as a result, the demand for our services has at times declined and may decline in the future. Even if our customers are successful in responding to these challenges, their responses may have consequences which affect our business relationships with our customers (and possibly our results of operations) by altering our production cycles and inventory management.

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

In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of manufacturing an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations.

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

We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.

Most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors, however we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. These shortages have resulted in a delay in the realization of an incremental amount of revenue, which, if realized in fiscal year 2010, would have likely had a positive impact on our gross profit and net income. Some shortages are occurring currently, and may continue to occur. We believe these shortages may be due to increased economic activity following recent recessionary conditions. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations.

In addition, if a component shortage is threatened or we anticipate one, we may purchase such component early to avoid a delay or interruption in our operations. A possible result of such an early purchase is that we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would adversely affect our gross profit and net income. A component shortage may also require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we’ve historically purchased and could cause us to incur costs to bring such components up to our typical quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business — Components Procurement.”

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than us. These competitors may:

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

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than us (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business). As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share.

The economies of the U.S., Europe and certain countries in Asia are, or have recently been, in a recession.

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place and the National Bureau of Economic Research has recently declared that the U.S. recession ended in June 2009, such recovery may be weak and/or short-lived. Recessionary conditions may return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels and (c) collect receivables; (2) could increase our need for cash; and (3) have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

The effects of the recent credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Company’s existing amended and restated five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing the $800.0 million revolving credit portion of the Credit Facility expiring on July 19, 2012, our $270.0 million asset-backed securitization program expiring on March 16, 2011, our $100.0 million foreign asset-backed securitization program expiring on March 17, 2011 or our $200.0 million and $75.0 million uncommitted trade accounts receivable sale programs expiring on May 25, 2011 and August 24, 2011, respectively, the effects of the recent credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers, especially those in the automotive industry, and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 84.7% of net revenue from international operations in fiscal year 2010 compared to 83.8% in fiscal year 2009. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months. At August 31, 2010, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest and dissatisfaction, including increased scrutiny of the labor practices (including but not limited to working conditions, compliance with employment and labor laws and compensation) of us and others in our industry by the media and other third parties, which may result in further scrutiny and allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	inadequate infrastructure for our operations (i.e. lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s

Bureau of Industry and Security under the EAR, as well as additional export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies or interprets its tax laws;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

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

Areas of our business at times experience periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.

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

Most of our acquisitions involve operations outside of the U.S. which are subject to various risks including those described in “Risk Factors — We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.”

We have acquired and may continue to pursue the acquisition of manufacturing and supply chain management operations from our customers (or potential customers). In these acquisitions, the divesting company will typically enter into a supply arrangement with the acquirer. Therefore, our competitors often also pursue these acquisitions. In addition, certain divesting companies may choose not to offer to sell their operations to us because of our current supply arrangements with other companies or may require terms and conditions that may impact our profitability. If we are unable to attract and consummate some of these acquisition opportunities at favorable terms, our growth and profitability could be adversely impacted.

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

In addition, when acquiring manufacturing operations, we may receive limited commitments to firm production schedules. Accordingly, in these circumstances, we may spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no or insufficient guaranteed levels of revenue. We may also not achieve expected profitability from these arrangements. As a result of these and other risks, these outsourcing opportunities may not be profitable.

We have expanded the primary scope of our acquisitions strategy beyond acquiring the manufacturing assets of our customers and potential customers to include manufacturing service providers with business plans similar to ours and companies with certain key technologies and capabilities that complement and support our other current business activities. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges” and Note 9 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements for further details. If we incur unexpected restructuring charges related to the 2006 Restructuring Plan, the 2009 Restructuring Plan, or both, or in connection with any potential future restructuring program, our financial condition and results of operations may suffer. We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. We also may decide to transfer certain operations to other geographies based on changes in our customers’ requirements, the tax rates in the jurisdictions in which we operate or other factors. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

Providing manufacturing services can expose us to potential claims that the product design or manufacturing processes infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, and potentially injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve.

Our design services offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.

We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we also continue to offer design services related to collaborative design manufacturing and turnkey solutions (including end-user products and components as products). Providing such services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services. Our design services business increases our exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or processes we use infringe third-party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products. No revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

In our contracts with turnkey solutions customers, we generally provide them with a warranty against defects in our designs. If a turnkey solutions product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Warranty claims may also extend to defects caused by components or materials used in the products but which are provided to us by our suppliers. Although we have product liability insurance coverage, it may not be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if the claim relates to a defect caused by a supplier, we may not be able to get an adequate remedy from the supplier.

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

Intellectual property infringement claims against our customers, our suppliers or us could harm our business.

Our turnkey solutions products and the products of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Such products may also infringe the intellectual property rights of third parties that may hold key intellectual property rights in areas in which we operate but which such third parties do not actively provide products. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions services, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

We depend on our officers, managers and skilled personnel.

Our success depends to a large extent upon the continued services of our executive officers and other skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to internally develop and recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed.

Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites, excluding certain of the sites we acquired in the Taiwan Green Point Enterprises Co., Ltd. (“Green Point”) acquisition transaction, and in our corporate location. We are in the process of installing this system in certain of our remaining facilities, including additional Green Point sites, which will replace the current Manufacturing Resource Planning system, and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

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

We and our customers are increasingly concerned with environmental issues, such as waste management (including recycling) and climate change (including reducing carbon outputs). We expect these concerns to grow and require increased investments of time and resources.

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

For example, during the third quarter of fiscal year 2010, the Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that we treated as corporate expenses and that the IRS proposes be charged out to our foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of our foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, our additional income tax payment due for the fiscal years 2003 through 2005 would be approximately $70.2 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005 and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues. We disagree with the proposed adjustments and intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Critical Accounting Policies and Estimates — Income Taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements.

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

Our credit rating may be downgraded.

Our credit is rated by credit rating agencies. Our 7.750% Senior Notes and our 8.250% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by Moody’s and S&P and “investment grade” debt by Fitch. Any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; may increase our interest payments under existing debt agreements; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of August 31, 2010, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $340.0 million outstanding under the term portion of our Credit Facility. As of August 31, 2010, there was $147.6 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for further details.

As of August 31, 2010, we have the ability to borrow up to $800.0 million under the revolving credit portion of the Credit Facility. In addition, the Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $200.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, two of our customers each filed a petition in fiscal year 2009 for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful accounts receivables was $13.9 million as of August 31, 2010 (which represented approximately 1% of our gross trade accounts receivable balance) and $15.5 million as of August 31, 2009 (which represented approximately 1% of our gross trade accounts receivable balance).

Certain of our existing stockholders have significant control.

At August 31, 2010, our executive officers, directors and certain of their family members collectively beneficially owned 12.3% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 7.0%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, have recently enacted additional changes in their laws, regulations and rules (such as the recent Dodd-Frank Act) and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2011 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered public accounting firm, KPMG LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2010. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements.

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

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.

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

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2010 fiscal year and that remain unresolved.

Item 2.	Properties

We have manufacturing, aftermarket services, design and support operations located in Austria, Belgium, Brazil, China, England, Germany, Hungary, India, Ireland, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2010:

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use

Auburn Hills, Michigan	207,000	Owned	Manufacturing
Auburn Hills, Michigan	19,000	Leased	Support
Belo Horizonte, Brazil	298,000	Leased	Manufacturing
Billerica, Massachusetts(1)	503,000	Leased	Support
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, Aftermarket
Chihuahua, Mexico	168,000	Leased	Manufacturing
Colorado Springs, Colorado	7,000	Leased	Design
Guadalajara, Mexico	363,000	Owned	Manufacturing
Guadalajara, Mexico	398,000	Leased	Manufacturing
Louisville, Kentucky	140,000	Leased	Aftermarket
McAllen, Texas	211,000	Leased	Aftermarket
Manaus, Brazil	93,000	Leased	Manufacturing
Memphis, Tennessee	1,202,000	Leased	Manufacturing, Aftermarket
Nogales, Mexico	100,000	Leased	Manufacturing, Aftermarket
Poughkeepsie, New York	40,000	Leased	Manufacturing
Reynosa, Mexico	421,000	Owned	Aftermarket
Reynosa, Mexico(1)	320,000	Leased	Manufacturing, Aftermarket
Round Rock, Texas	65,000	Leased	Aftermarket
San Jose, California(1)	181,000	Leased	Prototype Manufacturing
Sorocaba, Brazil	60,000	Leased	Manufacturing
St. Petersburg, Florida	168,000	Leased	Manufacturing, Support
St. Petersburg, Florida	264,000	Owned	Manufacturing, Design, Aftermarket, Support
Tempe, Arizona	191,000	Owned	Manufacturing
Tempe, Arizona	4,000	Leased	Training, Storage

Total Americas	6,448,000

Alexandra, Singapore	17,000	Leased	Manufacturing
Beijing, China	9,000	Leased	Design
Chennai, India(2)	284,000	Owned	Manufacturing
Gotemba, Japan	138,000	Leased	Manufacturing
Hachiouji, Japan	24,000	Leased	Manufacturing

	Approximate	Type of Interest
Location	Square Footage	(Leased/Owned)	Description of Use

Ho Chi Minh City, Vietnam	105,000	Leased	Manufacturing
Huangpu, China	2,613,000	Owned	Manufacturing
Huangpu, China	925,000	Leased	Manufacturing
Hsinchu, Taiwan	12,000	Leased	Design
Mumbai, India	2,000	Leased	Support
Nanjing, China	135,000	Leased	Manufacturing
Penang, Malaysia	1,117,000	Owned	Manufacturing, Aftermarket
Penang, Malaysia	219,000	Leased	Manufacturing
Pune, India	6,000	Leased	Manufacturing
Ranjangaon, India	262,000	Owned	Manufacturing
Shanghai, China	494,000	Owned	Manufacturing, Design, Aftermarket
Shenzhen, China	828,000	Leased	Manufacturing
Suzhou, China	502,000	Leased	Manufacturing, Aftermarket
Taichung, Taiwan	437,000	Owned	Manufacturing, Design
Taichung, Taiwan	103,000	Leased	Manufacturing, Design
Taipei, Taiwan	9,000	Leased	Design
Tampines, Singapore	38,000	Leased	Manufacturing
Tianjin, China	1,335,000	Leased	Manufacturing
Tianjin, China	158,000	Owned	Manufacturing
Toa Payoh, Singapore	87,000	Leased	Manufacturing
Tokyo, Japan	4,000	Leased	Design, Support
Wuxi, China	462,000	Owned	Manufacturing
Wuxi, China	1,796,000	Leased	Manufacturing
Yantai, China	212,000	Leased	Manufacturing

Total Asia	12,333,000

Amsterdam, The Netherlands	117,000	Leased	Aftermarket
Ankara, Turkey	1,000	Leased	Support
Ayr, Scotland	13,000	Leased	Manufacturing
Bydgoszcz, Poland	177,000	Leased	Aftermarket
Coventry, England	46,000	Leased	Aftermarket
Dublin, Ireland	4,000	Leased	Support
Eindhoven, The Netherlands	3,000	Leased	Support
Hasselt, Belgium	85,000	Leased	Prototype Manufacturing, Design
Jena, Germany	18,000	Leased	Design
Kwidzyn, Poland	699,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing, Support
Szombathely, Hungary	198,000	Owned	Aftermarket
Szombathely, Hungary	58,000	Leased	Aftermarket
Tiszaujvaros, Hungary	409,000	Owned	Manufacturing
Tiszaujvaros, Hungary	113,000	Leased	Manufacturing
Tver, Russia	60,000	Leased	Manufacturing
Uzhgorod, Ukraine	225,000	Owned	Manufacturing
Vienna, Austria	104,000	Leased	Prototype Manufacturing, Design

Total Europe	2,460,000

Total Facilities at August 31, 2010	21,241,000

(1)	A portion of this facility is no longer used in our business operations.

(2)	This facility is no longer used in our business operations.

Certifications

Our manufacturing facilities and our aftermarket facilities are ISO certified to ISO 9001:2000 standards and most are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Aerospace Standard AS/EN 9100 — Livingston, Scotland; Singapore City, Singapore; Penang, Malaysia; St. Petersburg, Florida; and Tempe, Arizona.

•	Automotive Standard TS16949 — Chihuahua, Mexico; Huangpu, Shenzhen, Suzhou, Tianjin and Wuxi China; Tiszaujvaros, Hungary; and Vienna, Austria.

•	FDA Medical Certification — Auburn Hills, Michigan; Livingston, Scotland; and Shanghai and Suzhou, China.

•	Medical Standard ISO-13485 — Auburn Hills, Michigan; Guadalajara, Mexico; Hasselt, Belgium; Livingston, Scotland; San Jose, California; Shanghai, China; Tempe, Arizona; Tiszaujvaros, Hungary; Vienna, Austria; Penang, Malaysia; Louisville, Kentucky; and Huangpu, Shenzhen and Wuxi, China.

•	Occupational Health & Safety Management System Standard OHSAS 18001 — Ayr, Scotland; Guadalajara, Mexico; Huangpu and Shanghai, China; Manaus, Brazil; Penang, Malaysia; Singapore City, Singapore; St. Petersburg, Florida; Tiszaujvaros, Hungary; Memphis, Tennessee; Ho Chi Minh, Vietnam; Taichung, Taiwan; Bydgoszcz, Poland; and Wuxi and Yantai, China.

•	Telecommunications Standard TL 9000 — Penang, Malaysia; San Jose, California; and Huangpu, Shanghai and Wuxi, China.

•	ESD/ANSI 20:20 Standard — Guadalajara, Mexico; Auburn Hills, Michigan; St. Petersburg, Florida; Tempe, Arizona; Penang, Malaysia; Shanghai and Wuxi, China.

Item 3.	Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low

Fiscal Year Ended August 31, 2010
First Quarter (September 1, 2009 — November 30, 2009)	$15.45	$10.41
Second Quarter (December 1, 2009 — February 28, 2010)	$17.91	$12.81
Third Quarter (March 1, 2010 — May 31, 2010)	$18.49	$12.24
Fourth Quarter (June 1, 2010 — August 31, 2010)	$15.90	$10.17
Fiscal Year Ended August 31, 2009
First Quarter (September 1, 2008 — November 30, 2008)	$17.33	$4.77
Second Quarter (December 1, 2008 — February 28, 2009)	$7.66	$4.14
Third Quarter (March 1, 2009 — May 31, 2009)	$9.14	$3.10
Fourth Quarter (June 1, 2009 — August 31, 2009)	$11.24	$6.59

On October 11, 2010, the closing sales price for our common stock as reported on the New York Stock Exchange was $14.57. As of October 11, 2010, there were 4,245 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2010 and 2009.

Dividend Information

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
	(In thousands, except for per share data)

Fiscal year 2010:	October 22, 2009	$0.07	$15,186 (1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221	May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247	August 16, 2010	September 1, 2010
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992	August 17, 2009	September 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2010.

				Approximate
			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price	as Part of Publicly	Yet Be Purchased
Period	Purchased(1)	Paid per Share	Announced Program	Under the Program

June 1, 2010 — June 30, 2010	—	$—	—	—
July 1, 2010 — July 31, 2010	975	$15.19	—	—
August 1, 2010 — August 31, 2010	246	$14.67	—	—

Total	1,221	$15.09	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2010	2009	2008	2007	2006
	(In thousands, except for per share data)

Consolidated Statement of Operations Data:
Net revenue	$13,409,411	$11,684,538	$12,779,703	$12,290,592	$10,265,447
Cost of revenue	12,405,267	10,965,723	11,911,902	11,478,562	9,500,547

Gross profit	1,004,144	718,815	867,801	812,030	764,900
Operating expenses:
Selling, general and administrative	589,738	495,941	491,324	491,967	382,210
Research and development	28,085	27,321	32,984	36,381	34,975
Amortization of intangibles	25,934	31,039	37,288	29,347	24,323
Restructuring and impairment charges	8,217	51,894	54,808	72,396	81,585
Goodwill impairment charges	—	1,022,821	—	—	—
Loss on disposal of subsidiaries	24,604	—	—	—	—

Operating income (loss)	327,566	(910,201)	251,397	181,939	241,807
Other expense	4,087	20,111	11,902	15,888	11,918
Interest income	(2,956)	(7,426)	(12,014)	(14,531)	(18,734)
Interest expense	79,168	82,247	94,316	86,069	23,507

Income (loss) before income tax	247,267	(1,005,133)	157,193	94,513	225,116
Income tax expense	76,501	160,898	25,119	21,401	60,598

Net income (loss)	170,766	(1,166,031)	132,074	73,112	164,518
Net income (loss) attributable to noncontrolling interests, net of income tax expense	1,926	(819)	(1,818)	(124)	—

Net income (loss) attributable to Jabil Circuit, Inc.	$168,840	$(1,165,212)	$133,892	$73,236	$164,518

Earnings (Loss) Per Share:
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.79	$(5.63)	$0.64	$0.35	$0.79

Diluted	$0.78	$(5.63)	$0.64	$0.35	$0.77

Weighted average shares outstanding:
Basic	214,332	207,002	209,805	206,724	208,737

Diluted	217,597	207,002	210,425	209,801	213,663

	August 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheets Data:
Working capital	$1,048,844	$990,900	$1,091,497	$675,446	$977,631

Total assets	$6,367,747	$5,317,858	$7,032,137	$6,295,232	$5,411,730

Current installments of notes payable, long-term debt and long-term lease obligations	$167,566	$197,575	$269,937	$501,716	$63,813

Notes payable, long-term debt and long — term lease obligations, less current installments	$1,018,930	$1,036,873	$1,099,473	$760,477	$329,520

Total Jabil Circuit, Inc. stockholders’ equity	$1,578,046	$1,435,162	$2,715,725	$2,443,011	$2,294,481

Cash dividends declared, per share	$0.28	$0.28	$0.28	$0.28	$0.14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production, product management and aftermarket services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990’s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies turned to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, we implemented additional restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

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

At August 31, 2010 our reportable operating segments consisted of three segments — Consumer, EMS and AMS. On September 1, 2010, we re-organized our business into the following three groups: DMS, E&I and HVS. Our DMS group is composed of dedicated resources to manage higher complexity global products in regulated industries and bring materials and process technologies including design and aftermarket services to our global customers. Our E&I and HVS groups offer integrated global supply chain solutions designed to provide cost effective solutions for our customers. Our E&I group is focused on our customers primarily in the computing and storage, networking and telecommunication sectors. Our HVS group is focused on the particular needs of the consumer products industry, including mobility, set-top boxes and peripheral products such as printers and point of sale terminals.

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

We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in R&D of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the research and development line item in our Consolidated Statement of Operations.

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We economically hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are reflected in the Consolidated Statement of Operations. See “Risk Factors — We are subject to risks of currency fluctuations and related hedging operations.”

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of manufacturing services ordered from us. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue ,” “Risk Factors — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity,” “Risk Factors — Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy” and Note 12 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenues for fiscal year 2010 increased approximately 14.8% to $13.4 billion compared to $11.7 billion for fiscal year 2009 largely due to increases in all of our sectors, except for our telecommunications and other sectors (which includes our automotive business and certain of our other businesses). These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers.

During the second quarter of fiscal year 2009, our Board of Directors approved a restructuring plan to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce by approximately 3,000 employees in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities were intended to address market conditions and properly size our manufacturing facilities to increase the efficiencies of our operations. Based on the analysis completed to date, we currently expect to recognize approximately $64.0 million in pre-tax restructuring and impairment costs and reduce our worldwide headcount by a total of approximately 4,000 employees which costs and headcount reduction were recognized primarily over the course of fiscal years 2009 and 2010. In addition, we recorded a valuation allowance of $14.8 million on certain net deferred tax assets related to the 2009 Restructuring Plan. The restructuring charges include pre-tax employee severance and termination benefit costs, contract termination costs and other related restructuring costs. The impairment charges include pre-tax fixed asset impairment costs, as well as valuation allowances against net deferred tax assets. This information will be subject to the finalization of timetables for the transition of functions, consultation with employees and their representatives as well as the statutory severance requirements of the particular legal jurisdictions impacted, and the amount and timing of the actual charges may vary due to a variety of factors. Based on the ongoing assessment of market conditions, it is possible that we may perform additional restructuring activities in the future. For further discussion of this restructuring program and the restructuring and impairment costs recognized, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges” and Note 9 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements. See also “Risk Factors — We face risks arising from the restructuring of our operations.”

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2010	2009	2008

Net revenue	$13,409,411	$11,684,538	$12,779,703
Gross profit	$1,004,144	$718,815	$867,801
Operating income (loss)	$327,566	$(910,201)	$251,397
Net income (loss) attributable to Jabil Circuit, Inc	$168,840	$(1,165,212)	$133,892
Income (loss) per share — basic	$0.79	$(5.63)	$0.64
Income (loss) per share — diluted	$0.78	$(5.63)	$0.64

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2010	2010	2010	2009

Sales cycle	17 days	16 days	17 days	16 days
Inventory turns	7 turns	7 turns	7 turns	8 turns
Days in trade accounts receivable	33 days	33 days	35 days	41 days
Days in inventory	53 days	50 days	51 days	45 days
Days in accounts payable	69 days	67 days	69 days	70 days

Three Months Ended
	August 31,	May 31,	February 28,	November 30,
	2009	2009	2009	2008

Sales cycle	16 days	22 days	20 days	24 days
Inventory turns	9 turns	8 turns	8 turns	8 turns
Days in trade accounts receivable	41 days	40 days	36 days	44 days
Days in inventory	42 days	46 days	46 days	46 days
Days in accounts payable	67 days	64 days	62 days	66 days

The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2010, days in trade accounts receivable remained consistent at 33 days as compared to the prior sequential quarter. During the three months ended May 31, 2010, days in trade accounts receivable decreased two days to 33 days as compared to the prior sequential quarter as a result of the sale of trade accounts receivable under the uncommitted trade accounts receivable sale programs, timing of sales and focused efforts on cash collection during the quarter. During the three months ended February 28, 2010, days in trade accounts receivable decreased six days to 35 days from the prior sequential quarter as a result of the timing of sales and focused efforts on cash collection during the quarter, as well as related seasonality factors. During the three months ended November 30, 2009 days in trade accounts receivable remained consistent at 41 days as compared to the prior sequential quarter.

During the three months ended August 31, 2010, days in inventory increased three days to 53 days and inventory turns remained consistent at seven turns as compared to the prior sequential quarter primarily due to increased inventory levels as a result of the following: (1) positioning ourselves to meet the upcoming quarterly demand levels and (2) carrying higher levels of certain raw materials in order to meet customer demand due to the constrained materials environment which has caused material component lead times to be extended. For further discussion of material shortages see “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.” During the three months ended May 31, 2010, days in inventory decreased one day to 50 days and inventory turns remained constant at seven turns as compared to the prior sequential quarter primarily due to increased sales during the period. During the three months ended February 28, 2010, days in inventory increased six days to 51 days and inventory turns decreased one turn to seven turns as compared to the prior sequential quarter as a result of a ramp up of inventory levels to support new business wins, as well as raw material shortages due to an unforeseen constrained materials environment which caused material component lead times to be extended. During the three months ended November 30, 2009, days in inventory increased three days to 45 days and inventory turns decreased one turn to eight turns as compared to the prior sequential quarter primarily due to increased inventory levels to support higher demand for consumer products during the holiday selling season.

During the three months ended August 31, 2010, days in accounts payable increased two days to 69 days from the prior sequential quarter. During the three months ended May 31, 2010, days in accounts payable decreased two days to 67 days as compared to the prior sequential quarter. During the three months ended February 28, 2010, days in accounts payable decreased one day to 69 days as compared to the prior sequential quarter. During the three months ended November 30, 2010, days in accounts payable increased three days to 70 days as compared to the prior sequential quarter. These fluctuations in days in accounts payables during fiscal year 2010 were primarily a result of timing of purchases and cash payments for purchases during the respective quarters.

The sales cycle was 17 days during the three months ended August 31, 2010, 16 days during the three months ended May 31, 2010, 17 days during the three months ended February 28, 2010 and 16 days during the three months ended November 30, 2009. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Long-Lived Assets

We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) or asset group(s) are expected to generate. If the carrying amount of an asset or an asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset over its respective fair value, which is generally determined as either the present value of estimated future cash flows or the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy or adverse economic conditions. For further discussion of our current restructuring program, refer to Note 9 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges.”

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

We completed our annual impairment test for goodwill during the fourth quarter of fiscal year 2010 and determined that the fair value of our reporting units are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of certain facilities and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management and our Board of Directors. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to Note 9 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges.”

Retirement Benefits

We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 8 — “Postretirement and Other Employee Benefits” to the Consolidated Financial Statements.

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

The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that we treated as corporate expenses and that the IRS proposes be charged out to our foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of our foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, our additional income tax payment due for the fiscal years 2003 through 2005 would be approximately $70.2 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005 and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.

We disagree with the proposed adjustments and intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. Accordingly, we did not record any significant additional tax liabilities related to this RAR on the Consolidated Balance Sheets for fiscal year 2010. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, we currently believe that the resolution will not have a material effect on our financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 4 — “Income Taxes” to the Consolidated Financial Statements and “Risk Factors — We are subject to the risk of increased taxes.”

Stock-Based Compensation

We began recognizing stock-based compensation expense in our Consolidated Statements of Operations on September 1, 2005. The fair value of options granted prior to September 1, 2005 were valued using the Black-Scholes model while the stock appreciation rights granted after this date were valued using a lattice model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense could increase or decrease. For further discussion of our stock-based compensation, refer to Note 11 — “Stockholders’ Equity” to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 15 — “New Accounting Pronouncements” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2010	2009	2008

Net revenue	100.0%	100.0%	100.0%
Cost of revenue	92.5	93.8	93.2

Gross profit	7.5	6.2	6.8
Operating expenses:
Selling, general and administrative	4.4	4.3	3.8
Research and development	0.2	0.2	0.3
Amortization of intangibles	0.2	0.3	0.3
Restructuring and impairment charges	0.1	0.4	0.4
Goodwill impairment charges	—	8.8	0.0
Loss on disposal of subsidiaries	0.2	—	—

Operating income (loss)	2.4	(7.8)	2.0
Other expense	0.0	0.2	0.1
Interest income	(0.0)	(0.1)	(0.1)
Interest expense	0.6	0.7	0.8

Income (loss) before income tax	1.8	(8.6)	1.2
Income tax expense	0.5	1.4	0.2

Net income (loss)	1.3	(10.0)	1.0
Net income (loss) attributable to noncontrolling interests, net of income tax expense	0.0	0.0	0.0

Net income (loss) attributable to Jabil Circuit, Inc	1.3%	(10.0)%	1.0%

Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009

Net Revenue.  Our net revenue increased 14.8% to $13.4 billion for fiscal year 2010, up from $11.7 billion in fiscal year 2009. Specific increases include a 38% increase in the sale of instrumentation and medical products; a 16% increase in the sale of networking products; an 18% increase in the sale of mobility products; a 12% increase in the sale of aftermarket services; a 7% increase in the sale of digital home office products; and a 3% increase in the sale of computing and storage products. These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers. These increases were partially offset by a 3% decrease in the sale of telecommunications products and a 14% decrease in the sale of other products primarily due to our decision to largely exit the automotive sector in conjunction with the sale of our subsidiary Jabil Circuit Automotive, SAS.

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

The following table sets forth, for the periods indicated, revenue by industry sector expressed as a percentage of net revenue. The distribution of revenue across our industry sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of the recent recessionary conditions and current, relatively weak recovery (despite our relatively recent increase in revenue due to increases from existing customer programs, new customer wins and new program wins with existing customers); efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive sector; seasonality in our business; and business growth from new and existing customers, including production of new products in the mobility sector. During the first quarter of fiscal year 2010, we began to report the display and peripheral sectors as a combined sector called digital home office. In addition, the automotive sector is no longer reported separately and has been combined in the other sector.

	Fiscal Year Ended August 31,
	2010	2009	2008

EMS
Computing and storage	10%	11%	13%
Instrumentation and medical	23%	19%	18%
Networking	17%	17%	21%
Telecommunications	5%	6%	6%
Other	4%	5%	6%

Total EMS	59%	58%	64%

Consumer
Digital home office	20%	16%	19%
Mobility	15%	20%	12%

Total Consumer	35%	36%	31%

AMS	6%	6%	5%

Total	100%	100%	100%

Foreign source revenue represented 84.7% of our net revenue for fiscal year 2010 and 83.8% of net revenue for fiscal year 2009. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit.  Gross profit increased to $1.0 billion (7.5% of net revenue) for fiscal year 2010 from $718.8 million (6.2% of net revenue) for fiscal year 2009. The increase in gross profit on an absolute basis and as a percentage of net revenue from the prior fiscal year was primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase as well as new customer wins and new program wins with existing customers which allow us to better utilize capacity and absorb fixed costs. Further, we have realized certain cost savings associated with initiatives that we commenced in fiscal year 2009 to reduce our cost structure in order to better align with lower demand levels and increased capacity utilization which allows us to better leverage our cost structure.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $589.7 million (4.4% of net revenue) for fiscal year 2010 from $495.9 million (4.3% of net revenue) for fiscal year 2009. The increase in selling, general and administrative expenses on an absolute basis and as a percentage of net revenue from the prior fiscal year was largely due to increases in stock-based compensation expense of $60.6 million primarily due to a change in the estimated vesting of performance-based restricted stock awards and incremental expense recognized related to the modification of certain existing equity awards to include retirement eligibility provisions, $19.6 million related to additional salary and bonus expense due to increased headcount and results of operations in the current fiscal year and $13.5 million related to professional fees associated with multiple internal strategic and cost saving initiatives.

Research and Development.  Research and development (“R&D”) expenses for fiscal year 2010 increased to $28.1 million (0.2% of net revenue) from $27.3 million (0.2% of net revenue) for fiscal year 2009. The increase is attributed primarily due to our increased focus on vertical integration capabilities in our mobility sector and increased capabilities and proficiencies in digital home office and printer markets.

Amortization of Intangibles.  We recorded $25.9 million of amortization of intangibles in fiscal year 2010 as compared to $31.0 million in fiscal year 2009. The decrease is primarily attributable to certain intangible assets that became fully amortized since August 31, 2009. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets” and Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges.

a.	2009 Restructuring Plan

In conjunction with the 2009 Restructuring Plan, we currently expect to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $14.8 million on certain deferred tax assets, which has been recognized primarily over the course of fiscal years 2009 and 2010. Of this expected total, we charged $7.7 million and $53.7 million of restructuring and impairment costs during the 12 months ended August 31, 2010 and August 31, 2009, respectively, to our Consolidated Statement of Operations. The charges related to the 2009 Restructuring Plan during fiscal year 2010 include approximately $3.7 million related to employee severance and termination benefit costs, $3.4 million related to lease commitments and $0.6 million related to fixed asset impairments.

The $61.4 million of restructuring and impairment charges related to the 2009 Restructuring Plan incurred through August 31, 2010 include cash costs totaling $54.4 million, of which $32.9 million was paid in fiscal year 2010. The cash costs of approximately $54.4 million consist of employee severance and termination benefit costs of approximately $50.8 million, lease commitment costs of approximately $3.4 million and other restructuring costs of approximately $0.2 million. Non-cash costs of approximately $7.0 million primarily represent fixed asset impairment charges related to our restructuring activities.

At August 31, 2010, accrued liabilities of approximately $1.2 million related to the 2009 Restructuring Plan are expected to be paid over the next 12 months.

Upon its completion, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $41.8 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million. Of the $55.0 million of expected annualized cost savings, we have realized a cumulative cost savings of approximately $46.0 million by the end of the fourth quarter of fiscal year 2010.

As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charge of $61.4 million incurred through August 31, 2010 as it was recorded through income tax expense on our Consolidated Statements of Operations.

b.	2006 Restructuring Plan

Upon the approval by our Board of Directors, we initiated a restructuring plan in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan with certain contract termination costs to be incurred through fiscal year 2011.

We recorded restructuring and impairment charges of $0.5 million during fiscal year 2010 and a reversal of restructuring and impairment costs of $1.8 million in fiscal year 2009. The restructuring and impairment costs for fiscal year 2010 primarily include additional lease commitment charges.

At August 31, 2010, liabilities of approximately $1.0 million related to the 2006 Restructuring Plan are expected to be paid out over the next 12 months. The remaining liability of $2.1 million relates primarily to the charge for certain lease commitments and employee severance and termination benefits payments.

As of August 31, 2010, as a result of the restructuring activities related to the 2006 Restructuring Plan, we expect to avoid annual costs of approximately $151.5 million that would otherwise have been incurred if the restructuring activities had not been completed. The expected avoided annual costs consist of a reduction in employee related expenses of approximately $137.7 million, a reduction in depreciation expense associated with impaired fixed assets of approximately $8.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $5.3 million. The majority of these annual cost savings will be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction in selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues associated with certain products that are approaching the end-of-life stage; decreased revenues as a result of shifting production to operations located in lower cost regions where competitive environmental pressures require that we pass those cost savings onto our customers; and incremental employee related costs expected to be incurred by those operations to which the production will be shifted. After considering these cost savings offsets, we began to realize the full net annualized cost savings of approximately $39.0 million during the third quarter of fiscal year 2009. For further discussion of the restructuring programs, see Note 9 — “Restructuring and Impairment Charges” to the Consolidated Financial Statements.

Goodwill Impairment Charges.  We recorded non-cash goodwill impairment charges of $1.0 billion for the full fiscal year ended August 31, 2009 (of which the entire $1.0 billion charge was incurred in the first two quarters) to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. We performed these impairment tests based upon a combination of factors, including a significant and sustained decline in our market capitalization below our carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and illiquidity in the overall credit markets. After recognition of these charges, no goodwill remained with the Consumer and EMS reporting units, respectively, and approximately $25.1 million remained with the AMS reporting unit. For further discussion of goodwill impairment charges recorded, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Loss on Disposal of Subsidiaries.  On October 27, 2009, we sold the operations of Jabil Circuit Automotive, SAS, an automotive electronic manufacturing subsidiary located in Western Europe to an unrelated third-party. In connection with this sale, we recorded a loss on disposition of approximately $15.7 million, which includes approximately $4.2 million in transaction costs incurred in connection with the sale.

On July 16, 2010, we sold our operations in Italy as well as our remaining operations in France to an unrelated third party. Divested operations, inclusive of four sites and approximately 1,500 employees, had net revenues and an operating loss of $298.6 million and $39.6 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.

In connection with this transaction, we provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bears interest on a quarterly basis at LIBOR plus 500 basis points and is repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the operations being disposed, which if not met would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, we may incur up to an additional $28.5 million of charges. As a result of this sale, we recorded a loss on disposition of $8.9 million in the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair market value at August 31, 2010 based upon a discounted cash flow analysis. These costs are recorded to loss on disposal of subsidiaries on our Consolidated Statements of Operations, which is a component of operating income.

Other Expense.  We recorded other expense totaling $4.1 million and $20.1 million for the fiscal years ended August 31, 2010 and 2009, respectively. The decrease in other expense for fiscal year 2010 was primarily due to the recognition of a $10.5 million loss on the extinguishment of $294.9 million of our 5.875% Senior Notes and a $4.2 million loss on the impairment of a note receivable in fiscal year 2009 as well as a decrease in the loss on the sale of accounts receivable under our asset-backed securitization program of $1.4 million in fiscal year 2010 which was primarily due to a decrease in borrowing costs. For further discussion of our accounts receivable securitization program, see Note 2 — “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements.

Interest Income.  Interest income decreased to $3.0 million in fiscal year 2010 from $7.4 million in fiscal year 2009. The decrease was primarily due to lower overall interest rates during fiscal year 2010.

Interest Expense.  Interest expense decreased to $79.2 million in fiscal year 2010 from $82.2 million in fiscal year 2009. The decrease was primarily due to lower overall interest rates during fiscal year 2010.

Income Tax Expense.  Income tax expense reflects an effective tax rate of 30.9% for fiscal year 2010, as compared to an effective tax rate of (16.0)% for fiscal year 2009. The effective tax rate differs from the previous period due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that were no longer more likely than not to be realized in fiscal year 2009. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes”, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements for further discussion.

Fiscal Year Ended August 31, 2009 Compared to Fiscal Year Ended August 31, 2008

Net Revenue.  Our net revenue decreased 8.6% to $11.7 billion for fiscal year 2009, down from $12.8 billion in fiscal year 2008. Specific decreases include a 21% decrease in the sale of digital home office products; a 27% decrease in the sale of networking products; an 18% decrease in the sale of computing and storage products; a 9% decrease in the sale of telecommunication products; a 5% decrease in the sale of instrumentation and medical products; and a 28% decrease in the sale of other products. These decreases were largely driven by reduced production levels as a result of softened customer demand due to the weakened macro-economic environment. Specific increases include an 8% increase in aftermarket services and a 50% increase in the sale of mobility products predominately related to the production of new products with an existing customer within the sector.

Foreign source revenue represented 83.8% of our net revenue for fiscal year 2009 and 79.6% of net revenue for fiscal year 2008.

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009 — Net Revenue.”

Gross Profit.  Gross profit decreased to $718.8 million (6.2% of net revenue) for fiscal year 2009 from $867.8 million (6.8% of net revenue) for fiscal year 2008. The decrease in gross profit as a percentage of net revenue from the prior fiscal year was primarily due to our revenues decreasing at a higher rate than certain of our fixed costs as we continued to seek to reduce our cost structure in order to align with lower demand levels and our excess capacity given macro-economic conditions that existed.

Selling, General and Administrative.  Selling, general and administrative expenses increased to $495.9 million (4.3% of net revenue) for fiscal year 2009 from $491.3 million (3.8% of net revenue) for fiscal year 2008. On an absolute dollar basis, selling general and administrative expenses remained relatively constant. Certain of our selling, general and administrative costs are generally necessary to support our business and the need for such support does not immediately change as a result of our revenues increasing or decreasing. On a percentage basis, the increase in selling, general and administrative expenses, therefore, was primarily due to our revenues decreasing at a higher rate than certain of our selling, general and administrative costs as compared to the 12 months ended August 31, 2008.

Research and Development.  Research and development expenses for fiscal year 2009 decreased to $27.3 million (0.2% of net revenue) from $33.0 million (0.3% of net revenue) for fiscal year 2008. The decrease is attributed primarily to the de-emphasis of original design manufacture in certain consumer sectors.

Amortization of Intangibles.  We recorded $31.0 million of amortization of intangibles in fiscal year 2009 as compared to $37.3 million in fiscal year 2008. The decrease was primarily attributable to certain intangible assets that became fully amortized since August 31, 2008. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets” and Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges.

a.	2009 Restructuring Plan

We charged $53.7 million in restructuring and impairment charges during fiscal year 2009 related to the 2009 Restructuring Plan. These charges related to the 2009 Restructuring Plan include $47.1 million related to employee severance and termination benefit costs, $0.1 million related to lease commitments, $6.4 million related to fixed asset impairments and $0.1 million related to other restructuring costs.

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

As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $13.1 million on deferred tax assets as a result of the 2009 Restructuring Plan as of August 31, 2009. The valuation allowances are excluded from the restructuring and impairment charge of $53.7 million for fiscal year 2009 as they were recorded through the provision for income taxes on the Consolidated Statement of Operations.

For further discussion of this restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009 — Restructuring and Impairment Charges.”

b.	2006 Restructuring Plan

We recorded a reversal of restructuring and impairment costs of $1.8 million during fiscal year 2009 and a charge of restructuring and impairment costs of $54.8 million in fiscal year 2008 related to the 2006 Restructuring Plan. The reversal of restructuring and impairment costs for fiscal year 2009 include, $2.7 million related to less employee severance and termination benefit costs than originally anticipated, offset by additional lease commitment charges of $0.9 million.

For further discussion of this restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009 — Restructuring and Impairment Charges.”

Goodwill Impairment Charges.  We recorded a non-cash goodwill impairment charge in the amount of $1.0 billion for fiscal year 2009 to reduce the carrying amount of our goodwill to its estimated fair value based upon the results of two interim impairment tests conducted during the first and second quarters of fiscal year 2009. For further discussion of goodwill impairment charges recorded, see Note 6 — “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Long-Lived Assets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009 — Goodwill Impairment Charge.”

Other Expense.  We recorded other expense totaling $20.1 million and $11.9 million for the fiscal years ending August 31, 2009 and 2008, respectively. The increase in other expense was primarily due to recognizing a loss of $10.5 million on the extinguishment of $294.9 million of our 5.875% Senior Notes and recording a loss on the impairment of a note receivable for $4.2 million. This increase was primarily offset by a decrease in the loss on the sale of accounts receivable under our asset-backed securitization program of $6.6 million which was primarily due to a decrease in the amount of receivables sold under the program during the fiscal year ended August 31, 2009, as well as a decrease in the interest rates during the period. The net cash proceeds available at any one time under the asset-backed securitization program was decreased from $280.0 million to $250.0 million during fiscal year 2009. For further discussion of our accounts receivable securitization program, see Note 2 — “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements.

Interest Income.  Interest income decreased to $7.4 million in fiscal year 2009 from $12.0 million in fiscal year 2008. The decrease was primarily due to lower overall interest rates during the year.

Interest Expense.  Interest expense decreased to $82.2 million in fiscal year 2009 from $94.3 million in fiscal year 2008. The decrease was primarily a result of lower variable interest rates and lower utilization of the foreign asset-backed securitization program during the 12 months ended August 31, 2009 as compared to the same period in fiscal year 2008.

Income Tax Expense.  Income tax expense reflects an effective tax rate of (16.0)% for fiscal year 2009, as compared to an effective tax rate of 16.0% for fiscal year 2008. The effective tax rate differs from the previous period due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that are no longer more likely than not to be realized. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, India, Malaysia and Poland that expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements for further discussion.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our consolidated financial statements (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008

Operating income (loss) (U.S. GAAP)	$327,566	$(910,201)	$251,397
Amortization of intangibles	25,934	31,039	37,288
Stock-based compensation and related charges	104,609	44,026	36,404
Restructuring and impairment charges	8,217	51,894	54,808
Goodwill impairment charges	—	1,022,821	—
Loss on disposal of subsidiaries	24,604	—	—
Distressed customer charges	—	7,256	—

Core operating income (Non-U.S. GAAP)	$490,930	$246,835	$379,897

Net income (loss) attributable to Jabil Circuit, Inc. (U.S. GAAP)	$168,840	$(1,165,212)	$133,892
Amortization of intangibles, net of tax	25,887	30,916	26,990
Stock-based compensation and related charges, net of tax	102,719	43,088	30,591
Restructuring and impairment charges, net of tax	8,314	63,490	39,573
Goodwill impairment charges, net of tax	—	1,018,157	—
Loss on disposal of subsidiaries, net of tax	24,604	—	—
Distressed customer charges, net of tax	—	6,329	—
Deferred tax valuation allowance charges	—	121,929	—
Other expense, net of tax	—	13,317	—

Core earnings (Non-U.S. GAAP)	$330,364	$132,014	$231,046

	Fiscal Year Ended August 31,
	2010	2009	2008

Common shares used in the calculations of basic earnings (loss) per share:
Basic weighted average shares outstanding (U.S. GAAP)(1)	214,332	207,002	209,805
Adjustments:
Share-based payment awards classified as participating securities	—	6,424	—

Basic weighted average shares outstanding (Non-U.S. GAAP)	214,332	213,426	209,805

Common shares used in the calculations of diluted earnings (loss) per share:
Diluted weighted average shares outstanding (U.S. GAAP)(1)	217,597	207,002	210,425
Adjustments:
Share-based payment awards classified as participating securities	—	6,424	—
Dilutive common shares issuable under the ESPP and upon exercise of options and stock appreciation rights	—	72	—
Dilutive unvested non-participating restricted stock awards	—	—	—

Diluted weighted average shares outstanding (Non-U.S. GAAP)	$217,597	$213,498	$210,425

Earnings (loss) per share: (U.S. GAAP)
Basic	$0.79	$(5.63)	$0.64
Diluted	$0.78	$(5.63)	$0.64
Core earnings per share: (Non-U.S. GAAP)
Basic	$1.54	$0.62	$1.10
Diluted	$1.52	$0.62	$1.10

(1)	For the 12 months ended August 31, 2009, no potential common shares relating to our equity awards were included in the U.S. GAAP computation of basic and diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the period.

Core operating income in fiscal year 2010 increased 98.9% to $490.9 million compared to $246.8 million in fiscal year 2009. Core earnings in fiscal year 2010 increased 150.2% to $330.4 million compared to $132.0 million in fiscal year 2009. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009 — Gross Profit.”

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2010 and 2009 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2010				Fiscal Year 2009
	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,		Feb. 28,		Nov. 30,
	2010	2010	2010	2009	2009	2009		2009		2008
	(In thousands, except per share data)

Net revenue	$3,860,933	$3,455,578	$3,004,644	$3,088,256	$2,799,528	$2,615,101		$2,887,400		$3,382,509
Cost of revenue	3,573,425	3,193,464	2,781,898	2,856,480	2,608,561	2,466,512		2,731,854		3,158,796

Gross profit	287,508	262,114	222,746	231,776	190,967	148,589		155,546		223,713
Operating expenses:
Selling, general and administrative	160,512	151,409	146,264	131,553	127,807	125,419		111,053		131,662
Research and development	6,632	6,331	7,425	7,697	8,714	7,198		5,754		5,655
Amortization of intangibles	5,980	6,206	6,643	7,105	7,719	7,612		7,673		8,035
Restructuring and impairment charges	2,512	1,635	635	3,435	3,582	16,167		31,524		621
Goodwill impairment charges	—	—	—	—	—	—		705,121		317,700
Loss on disposal of subsidiaries	8,882	—	—	15,722	—	—		—		—

Operating income (loss)	102,990	96,533	61,779	66,264	43,145	(7,807)		(705,579)		(239,960)
Other expense	964	960	1,125	1,038	15,942	948		857		2,364
Interest income	(779)	(626)	(644)	(907)	(2,112)	(1,087)		(1,920)		(2,307)
Interest expense	19,519	19,503	20,030	20,116	19,393	19,043		20,077		23,734

Income (loss) before income tax	83,286	76,696	41,268	46,017	9,922	(26,711)		(724,593)		(263,751)
Income tax expense	23,910	24,009	11,446	17,136	3,989	2,528		142,018		12,363

Net income (loss)	59,376	52,687	29,822	28,881	5,933	(29,239)		(866,611)		(276,114)
Net income (loss) attributable to noncontrolling interests, net of income tax expense	685	656	(8)	593	426	(477)		(511)		(257)

Net income (loss) attributable to Jabil Circuit, Inc	$58,691	$52,031	$29,830	$28,288	$5,507	$(28,762)		$(866,100)		$(275,857)

Earnings (loss) per share:
Basic	$0.27	$0.24	$0.14	$0.13	$0.03	$(0.14)		$(4.19)		$(1.34)

Diluted	$0.27	$0.24	$0.14	$0.13	$0.03	$(0.14	)(1)	$(4.19	)(1)	$(1.34	)(1)

Common shares used in the calculations of earnings (loss) per share:
Basic	214,011	213,881	213,625	213,665	207,696	207,190		206,711		206,411

Diluted	215,997	216,522	214,760	215,059	208,846	207,190		206,711		206,411

(1)	For the three months ended May 31, 2009, February 28, 2009, and November 30, 2008 all outstanding stock options, stock appreciation rights and restricted stock awards are not included in the computation of diluted earnings per share because the Company was in a loss position.

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2010				Fiscal Year 2009
	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2010	2010	2010	2009	2009	2009	2009	2008

Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.6	92.4	92.6	92.5	93.2	94.3	94.6	93.4

Gross profit	7.4	7.6	7.4	7.5	6.8	5.7	5.4	6.6
Selling, general and administrative	4.1	4.4	4.9	4.3	4.6	4.8	3.8	3.9
Research and development	0.2	0.2	0.2	0.2	0.3	0.3	0.2	0.2
Amortization of intangibles	0.2	0.2	0.2	0.2	0.3	0.3	0.3	0.2
Restructuring and impairment charges	0.1	—	—	0.1	0.1	0.6	1.1	—
Goodwill impairment charges	—	—	—	—	—	—	24.4	9.4
Loss on disposal of subsidiaries	0.2	—	—	0.5	—	—	—	—

Operating income (loss)	2.6	2.8	2.1	2.2	1.5	(0.3)	(24.4)	(7.1)

Other expense	—	—	—	—	0.6	—	—	0.1
Interest income	—	—	—	—	(0.1)	—	—	(0.1)
Interest expense	0.5	0.6	0.7	0.7	0.7	0.7	0.7	0.7

Income (loss) before income taxes	2.1	2.2	1.4	1.5	0.3	(1.0)	(25.1)	(7.8)
Income tax expense	0.6	0.7	0.4	0.6	0.1	0.1	4.9	0.4

Net income (loss)	1.5	1.5	1.0	0.9	0.2	(1.1)	(30.0)	(8.2)
Net income (loss) attributable to noncontrolling interests, net of income tax expense	—	—	—	—	—	—	—	—

Net income (loss) attributable to Jabil Circuit, Inc	1.5%	1.5%	1.0%	0.9%	0.2%	(1.1)%	(30.0)%	(8.2)%

Acquisitions and Expansion

We have made a number of acquisitions in prior years that were accounted for using the purchase method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Liquidity and Capital Resources

At August 31, 2010, we had cash and cash equivalent balances totaling $744.3 million, total notes payable, long-term debt and capital lease obligations of $1.2 billion, $800.0 million in available liquidity under our revolving credit facilities and up to $187.6 million in available liquidity under our trade accounts receivable securitization and uncommitted sale programs.

The following table sets forth, for the fiscal year ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008

Net cash provided by operating activities	$427,410	$557,309	$420,002
Net cash used in investing activities	(440,257)	(286,175)	(384,720)
Net cash (used in) provided by financing activities	(100,280)	(195,913)	85,000
Effect of exchange rate changes on cash	(18,816)	28,128	(10,984)

Net (decrease) increase in cash and cash equivalents	$(131,943)	$103,349	$109,298

Net cash provided by operating activities for the fiscal year ended August 31, 2010 was approximately $427.4 million. This resulted primarily from net income of $170.8 million, a $1.2 billion increase in accounts payable and accrued expenses, $283.3 million in non-cash depreciation and amortization expense, $104.6 million in non-cash stock-based compensation expense, $18.7 million in loss on disposal of subsidiaries, a $16.9 million increase in income tax payable and $8.2 million in restructuring and impairment charges; which were partially offset by a $969.3 million increase in inventories, a $247.1 million increase in trade accounts receivable and a $143.6 million increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in accounts receivable was predominately attributable to increased sales during the fourth fiscal quarter of fiscal year 2010 as compared to fiscal year 2009. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins, as well as raw material shortages due to a constrained materials environment which has caused material component lead times to be extended. For further discussion of material shortages see “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”

Net cash used in investing activities for the fiscal year ended August 31, 2010 was $440.3 million. This consisted primarily of capital expenditures of $398.4 million for investments in capacity to support the ongoing production of new programs within the mobility sector and information technology infrastructure, proceeds from the disposal of subsidiaries net of cash of $27.1 million and notes receivable from sale of $25.0 million; which were partially offset by $10.3 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for the fiscal year ended August 31, 2010 was $100.3 million. This resulted from our receipt of approximately $4.4 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $3.9 billion of borrowings under the revolving portion of the Credit Facility and $196.1 million in borrowings under our short-term Indian working capital facilities. This was offset by repayments in an aggregate amount of approximately $4.4 billion during fiscal year 2010, which primarily included an aggregate of $3.9 billion of repayments under the revolving portion of the Credit Facility and $217.4 million of repayments under our short-term Indian working capital facilities. In addition, we paid $59.9 million of dividends to stockholders during fiscal year 2010.

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

During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have adjusted the net cash proceeds available at any one time under the securitization program to an amount of $270.0 million and extended the program until March 16, 2011. Under this agreement, we continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduit. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. For each pool of eligible receivables sold to the conduit, we retain a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on our Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. We pay a fee on the unused portion of the facility of 0.575% per annum based on the average daily unused aggregate capital during the period. Further, we pay a usage fee on the utilized portion of the facility equal to LIBOR plus 1.15% per annum (inclusive of the unused fee) on the average daily outstanding aggregate capital during the immediately preceding calendar month. The securitization conduit and the investors in the conduit have no recourse to our assets for failure of debtors to pay when due. At August 31, 2010, we had sold $419.8 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $194.7 million and retained an interest in the receivables of approximately $225.1 million. In connection with the securitization program, we recognized pretax losses on the sale of receivables of approximately $3.6 million, $5.3 million, and $11.9 million during fiscal the years ended August 31, 2010, 2009, and 2008, respectively, which are recorded as other expense on the Consolidated Statement of Operations. See Note 15 — “New Accounting Pronouncements” to the Consolidated Financial Statements.

During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in our Consolidated Statements of Operations in the period of the sale. In September 2010, the factoring agreement was extended through March 31, 2011, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on our Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to our assets for failure of debtors to pay when due. At August 31, 2010, we had sold $14.3 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $14.2 million. The resulting loss on trade accounts receivable sold under this factoring agreement was $0.1 million, $0.1 million and $0.2 million for fiscal years 2010, 2009 and 2008, respectively.

During the third quarter of fiscal year 2010, we entered into an uncommitted accounts receivable sale agreement with a bank which allows us and certain of our subsidiaries to elect to sell and the bank to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million of specific trade accounts receivable at any one time. On September 30, 2010, the sale program was amended to increase the facility limit to $200.0 million of specific trade accounts receivable at any one time. The program is accounted for as a sale. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. We paid an arrangement fee upon the initial sale and pay a transaction fee each month over the term of the agreement which are recorded to other expense in our Consolidated Statements of Operations. The sale program expires on May 25, 2011.

During the fourth quarter of fiscal year 2010, we entered into an additional uncommitted accounts receivable sale agreement with a bank which allows us and certain of our subsidiaries to elect to sell and the bank to elect to purchase at a discount, on an ongoing basis, up to a maximum of $75.0 million of specific trade accounts receivable at any one time. The program is accounted for as a sale. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The sale program expires on August 24, 2011.

We continue to service the receivables sold under each trade accounts receivable sales program. No servicing asset or liability is recorded at the time of sale as we have determined the servicing fee earned is at a market rate. Servicing costs are recognized as incurred over the servicing period. For the year ended August 31, 2010, we had sold $301.6 million of trade accounts receivable pursuant to the agreements discussed in the immediately preceding two paragraphs. In exchange, we received cash proceeds of $301.4 million. The resulting loss on the sale of trade accounts receivable sold under this sales program was $0.2 million for the year ended August 31, 2010 which was recorded to other expense in our Consolidated Statements of Operations.

Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2010 and 2009 are summarized below (in thousands):

	August 31,	August 31,
	2010	2009

5.875% Senior Notes due 2010(a)	$—	$5,064
7.750% Senior Notes due 2016(b)	301,782	300,063
8.250% Senior Notes due 2018(c)	397,140	396,758
Short-term factoring debt(d)	—	1,468
Borrowings under credit facilities(e)	73,750	21,313
Borrowings under loans(f)	342,380	384,485
Securitization program obligations(g)	71,436	125,291
Miscellaneous borrowings	8	6

Total notes payable, long-term debt and long-term lease obligations	$1,186,496	$1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	167,566	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,018,930	$1,036,873

(a)	During the fourth quarter of fiscal year 2003, we issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. During the fourth quarter of fiscal year 2009, we repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which we also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of the validly tendered 5.875% Senior Notes resulted in a charge of $10.5 million which was recorded to other expense in our Consolidated Statements of Operations for the 12 months ended August 31, 2009.

The 5.875% Senior Notes matured on July 15, 2010, and, at that time, the outstanding balance was fully paid.

(b)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered senior unsecured notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant regarding our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

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

During the fourth quarter of fiscal year 2007, we entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps were accounted for as a cash flow hedge. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, we settled $250.0 million of the swaps by our payment of $27.5 million. We also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by our payment of $15.6 million. As a result, we settled the amount recognized as a current liability on our Consolidated Balance Sheets. We also recorded $0.7 million to interest expense (as ineffectiveness) in our Consolidated Statements of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, on our Consolidated Balance Sheets. On May 19, 2008, we issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statements of Operations. The effective portion of the swaps remaining on our Consolidated Balance Sheets will be amortized to interest expense in our Consolidated Statements of Operations over the life of the 8.250% Senior Notes.

(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, we entered into separate agreements with unrelated third parties for the factoring of specific trade accounts receivable of certain foreign subsidiaries. The factoring of trade accounts receivable under these agreements did not meet the criteria for recognition as a sale. Under the terms of these agreements, we transferred ownership of eligible trade accounts receivable to the third party purchasers in exchange for cash, however, as these transactions did not qualify as a sale, the relating trade accounts receivable were included on our Consolidated Balance Sheets until the cash was received by the purchasers from our customer for the trade accounts receivable. This program was transferred in connection with our divestiture of our French and Italian subsidiaries, and therefore, no liability is recorded on our Consolidated Balance Sheets at August 31, 2010. We had an outstanding liability of approximately $1.5 million on the Consolidated Balance Sheets at August 31, 2009 related to these agreements.

(e)	As of August 31, 2010, two of our foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates ranging from 1.82% to 4.15% with $73.8 million outstanding at August 31, 2010.

(f)	During the third quarter of fiscal year 2005, we negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, we pay interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expired on April 15, 2010 and was fully repaid.

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

Through the acquisition of a Taiwanese subsidiary in fiscal year 2007, we assumed certain liabilities, including short and long-term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2010, there are no amounts outstanding under these short-term mortgage and credit facilities.

During the fourth quarter of fiscal year 2007, we entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under our old revolving credit facility and the $1.0 billion, 364-day senior unsecured bridge loan facility, that was entered into on December 21, 2006, amended on December 20, 2007 and terminated on February 13, 2008. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on our unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on our current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During the 12 months ended August 31, 2010, we borrowed $3.9 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during fiscal year 2010. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $340.0 million remains outstanding at August 31, 2010.

In addition to the loans described above, at August 31, 2010, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.4 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Consolidated Balance Sheets.

(g)	During the third quarter of fiscal year 2008, we entered into a foreign asset-backed securitization program with a bank conduit which originally provided for net borrowings available at any one time of up to $200.0 million.

Subsequent to fiscal year 2008, certain amendments adjusted the net borrowings available at any one time under the securitization program to $100.0 million. In connection with the foreign securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We are assessed a monthly fee based on the maximum facility limit and, in addition, pay interest based on LIBOR plus a spread. The foreign securitization program expires on March 17, 2011. At August 31, 2010, we had $71.4 million of debt outstanding under the program. In addition, we incurred interest expense of $2.1 million, $3.9 million and $2.8 million recorded in our Consolidated Statements of Operations during the 12 months ended August 31, 2010, 2009 and 2008, respectively.

At August 31, 2010, 2009 and 2008, we were in compliance with all Restrictive Financial Covenants under the Credit Facility and our securitization programs.

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

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $325.0 million to $375.0 million, principally for machinery and equipment for new business, including new process technology within our mechanical operations, maintenance levels of machinery and equipment and information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities and our working capital requirements for the next 12 months. Our $270.0 million asset-backed securitization program and our $100.0 million foreign asset-backed securitization program expire, however, in March 2011 and our $200.0 million and $75.0 million uncommitted trade accounts receivable sale programs expire in May 2011 and August 2011, respectively, and we may be unable to renew any or all of them.

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

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of August 31, 2010 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments Due by Period
		Less than 1			After
	Total	Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual Obligations
Notes payable, long-term debt and long-term lease obligations	$1,186,496	$167,566	$320,008	$—	$698,922
Future interest on notes payable and long-term debt(a)	403,893	62,102	119,918	115,631	106,242
Operating lease obligations	153,787	51,653	62,769	28,742	10,623
Estimated future benefit payments to plan	52,313	4,253	9,515	9,141	29,404
Capital commitments(b)

Total contractual cash obligations(c)	$1,796,489	$285,574	$512,210	$153,514	$845,191

(a)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply interest rates applicable to the current fiscal quarter to determine the value of these future interest payments.

(b)	During the first fiscal quarter of 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the CleanTech sector). Of that amount, we have invested $4.3 million as of August 31, 2010. The remaining commitment of $5.7 million is callable over the next three years by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(c)	At August 31, 2010, we have $0.5 million and $86.4 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time; and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair market values. At August 31, 2010, except for certain foreign currency contracts, with a notional amount outstanding of $67.2 million and a fair value of $0.7 million recorded in prepaid and other current assets and $1.0 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2010 that do not qualify as accounting hedges was $414.5 million. The fair value of these contracts amounted to a $4.8 million asset recorded in prepaid and other current assets and a $3.3 million liability recorded to accrued expenses on our Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at August 31, 2010. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue in our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian real, British pounds, Canadian dollars, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2010, there were no significant outstanding investments.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $481.4 million in borrowings outstanding under these facilities at August 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

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

On July 28, 2010, our Audit Committee approved the selection of Ernst & Young LLP (“E&Y”) to serve as our independent registered public accounting firm for the fiscal year ending August 31, 2011. There have been no disagreements with our former accountants on accounting and financial disclosure. For further information, please refer to our Form 8-K filed with the SEC on August 3, 2010.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. Management’s report on internal control over financial reporting as of August 31, 2010 is incorporated herein at Item 15.

(c)	Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2010, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended August 31, 2010, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1: Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2010.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Beneficial Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2010.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Beneficial Ownership — Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2010.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2010.

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	be Issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Equity Compensation Plans Approved by Security Holders:	Warrants and Rights	Warrants and Rights	Compensation Plans

1992 Stock Option Plan	1,946,992	$22.21	NA
2002 Stock Option Plan	11,062,747	$24.47	9,771,549
2002 CSOP Plan	78,905	$17.99	400,222
2002 FSOP Plan	65,630	$23.26	308,230
2002 Employee Stock Purchase Plan	NA	NA	1,208,281
Restricted Stock Awards	12,189,271	NA	NA

Total	25,343,545		11,688,282

See Note 11 — “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Related Party Transactions/Certain Transactions” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2010.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm — Principal Accounting Fees and Services” and “— Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements.  Our consolidated financial statements, and related notes thereto, with the independent registered public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 68 of this report.

2. Financial Statement Schedule.  Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 68 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

(c) Financial Statement Schedules.  See Item 15(a) above.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Jabil Circuit, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. Management based this assessment on the framework as established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2010, the Company maintained effective internal control over financial reporting.

KPMG LLP, the Company’s independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Jabil Circuit, Inc.:

We have audited Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Jabil Circuit, Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2010, and our report dated October 21, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

October 21, 2010
Tampa, Florida
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Jabil Circuit, Inc.:

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, effective September 1, 2009, the Company adopted new accounting and disclosure guidance related to noncontrolling interests in subsidiaries. Also discussed in Note 15 to the consolidated financial statements, effective September 1, 2009, the Company adopted new accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 21, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

October 21, 2010
Tampa, Florida
Certified Public Accountants

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	August 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$744,329	$876,272
Trade accounts receivable, net of allowance for doubtful accounts of $13,939 in 2010 and $15,510 in 2009 (note 2)	1,408,319	1,260,962
Inventories (note 3)	2,094,135	1,226,656
Prepaid expenses and other current assets (note 13)	349,165	247,795
Income taxes receivable	35,560	37,448
Deferred income taxes (note 4)	22,510	27,693

Total current assets	4,654,018	3,676,826
Property, plant and equipment, net of accumulated depreciation of $1,166,807 at August 31, 2010 and $1,131,765 at August 31, 2009 (note 5)	1,451,392	1,377,729
Goodwill (note 6)	28,455	25,120
Intangible assets, net of accumulated amortization of $112,687 at August 31, 2010 and $98,772 at August 31, 2009 (note 6)	104,113	131,168
Deferred income taxes (note 4)	55,101	49,673
Other assets	74,668	57,342

Total assets	$6,367,747	$5,317,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and long-term lease obligations (note 8)	$167,566	$197,575
Accounts payable	2,741,719	1,938,009
Accrued compensation and employee benefits	196,865	208,562
Other accrued expenses (notes 8, 9, 10 and 13)	475,387	329,289
Income taxes payable	19,236	11,831
Deferred income taxes (note 4)	4,401	660

Total current liabilities	3,605,174	2,685,926
Notes payable, long-term debt and long-term lease obligations less current installments (note 7)	1,018,930	1,036,873
Other liabilities (notes 8 and 9)	63,058	70,124
Income tax liability (note 4)	86,351	78,348
Deferred income taxes (note 4)	1,462	4,178

Total liabilities	4,774,975	3,875,449

Commitments and contingencies (note 10)
Equity (note 11):
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $.001 par value, authorized 500,000,000 shares; issued and outstanding 210,496,989 shares in 2010, and 208,022,841 shares in 2009	220	217
Additional paid-in capital	1,541,507	1,455,214
Retained earnings (Accumulated deficit)	123,303	(13,700)
Accumulated other comprehensive income	122,062	196,972
Treasury stock at cost, 9,035,919 shares in 2010 and 8,683,917 shares in 2009	(209,046)	(203,541)

Total Jabil Circuit, Inc. stockholders’ equity	1,578,046	1,435,162
Noncontrolling interests	14,726	7,247

Total equity	1,592,772	1,442,409

Total liabilities and equity	$6,367,747	$5,317,858

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2010	2009	2008

Net revenue (note 12)	$13,409,411	$11,684,538	$12,779,703
Cost of revenue	12,405,267	10,965,723	11,911,902

Gross profit	1,004,144	718,815	867,801
Operating expenses:
Selling, general and administrative	589,738	495,941	491,324
Research and development	28,085	27,321	32,984
Amortization of intangibles (note 6)	25,934	31,039	37,288
Restructuring and impairment charges (note 9)	8,217	51,894	54,808
Goodwill impairment charges (note 6)	—	1,022,821	—
Loss on disposal of subsidiaries (note 14)	24,604	—	—

Operating income (loss)	327,566	(910,201)	251,397
Other expense	4,087	20,111	11,902
Interest income	(2,956)	(7,426)	(12,014)
Interest expense	79,168	82,247	94,316

Income (loss) before income tax	247,267	(1,005,133)	157,193
Income tax expense (note 4)	76,501	160,898	25,119

Net income (loss)	170,766	(1,166,031)	132,074
Net income (loss) attributable to noncontrolling interests, net of income tax expense	1,926	(819)	(1,818)

Net income (loss) attributable to Jabil Circuit, Inc.	$168,840	$(1,165,212)	$133,892

Earnings (Loss) Per Share (note 1):
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.79	$(5.63)	$0.64

Diluted	$0.78	$(5.63)	$0.64

Weighted average shares outstanding:
Basic	214,332	207,002	209,805

Diluted	217,597	207,002	210,425

Cash dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended August 31,
	2010	2009	2008

Net income (loss)	$170,766	$(1,166,031)	$132,074
Other comprehensive income (loss):
Foreign currency translation adjustment	(70,293)	(104,771)	140,986
Change in fair market value of derivative instruments, net of tax	(1,742)	143	(17,017)
Actuarial gains (loss), net of tax	(7,751)	(3,738)	5,275
Prior service cost, net of tax	342	(13)	(39)
Amortization of loss on hedge arrangements, net of tax	4,534	3,950	1,236

Comprehensive income (loss)	$95,856	$(1,270,460)	$262,515
Comprehensive income (loss) attributable to noncontrolling interests	1,926	(819)	(1,818)

Comprehensive income (loss) attributable to Jabil Circuit, Inc	$93,930	$(1,269,641)	$264,333

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
				Retained	Accumulated
	Common Stock		Additional	Earnings/	Other
	Shares	Par	Paid-in	(Accumulated	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Deficit)	Income	Stock	Interests	Equity

Balance at August 31, 2007	204,574,679	$212	$1,340,687	$1,131,403	$170,960	$(200,251)	$8,682	$2,451,693
Shares issued upon exercise of stock options	652,300	2	5,928	—	—	—	—	5,930
Shares issued under employee stock purchase plan	824,498	1	10,546	—	—	—	—	10,547
Exchange of share-based compensation awards in connection with business combination.	—	—	(140)	—	—	—	—	(140)
Issuance and vesting of restricted stock awards	484,731	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(156,037)	—	—	—	—	(2,435)	—	(2,435)
Recognition of stock-based compensation (note 11)	—	—	36,833	—	—	—	—	36,833
Tax benefit of options exercised	—	—	12,524	—	—	—	—	12,524
Declared dividends	—	—	—	(58,813)	—	—	—	(58,813)
Comprehensive income	—	—	—	133,892	130,441	—	—	264,333
Adoption of new income tax guidance	—	—	—	3,935	—	—	—	3,935
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,818)	(1,818)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	540	540

Balance at August 31, 2008	206,380,171	$215	$1,406,378	$1,210,417	$301,401	$(202,686)	$7,404	$2,723,129

Shares issued upon exercise of stock options	1,160	—	66	—	—	—	—	66
Shares issued under employee stock purchase plan (note 11)	1,248,314	1	7,353	—	—	—	—	7,354
Exchange of share-based compensation awards in connection with business combination.	—	—	28	—	—	—	—	28
Issuance and vesting of restricted stock awards	502,376	1	—	—	—	—	—	1
Purchases of treasury stock under employee stock plans	(109,180)	—	—	—	—	(855)	—	(855)
Recognition of stock-based compensation (note 11)	—	—	42,249	—	—	—	—	42,249
Tax benefit of options exercised	—	—	(860)	—	—	—	—	(860)
Cumulative effect of change in accounting principle (note 9)	—	—	—	(836)		—	—	(836)
Declared dividends (note 11)	—	—	—	(58,069)	—	—	—	(58,069)
Comprehensive (loss)	—	—	—	(1,165,212)	(104,429)	—	—	(1,269,641)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(819)	(819)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	662	662

Balance at August 31, 2009	208,022,841	$217	$1,455,214	$(13,700)	$196,972	$(203,541)	$7,247	$1,442,409

Shares issued upon exercise of stock options (note 11)	114,135	1	1,545	—	—	—	—	1,546
Shares issued under employee stock purchase plan (note 11)	1,127,017	1	9,197	—	—	—	—	9,198
Issuance and vesting of restricted stock awards (note 11)	1,584,964	1	—	—	—	—	—	1
Purchases of treasury stock under employee stock plans	(351,968)	—	—	—	—	(5,505)	—	(5,505)
Recognition of stock-based compensation (note 11)	—	—	104,783	—	—	—	—	104,783
Tax benefit of options exercised	—	—	28	—	—	—	—	28
Declared dividends (note 11)	—	—	(29,260)	(31,837)	—	—	—	(61,097)
Comprehensive income	—	—	—	168,840	(74,910)	—	—	93,930
Capital contribution from noncontrolling interests	—	—	—	—	—	—	5,386	5,386
Net gain attributable to noncontrolling interests	—	—	—	—	—	—	1,926	1,926
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	167	167

Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended August 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$170,766	$(1,166,031)	$132,074
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	283,284	291,997	276,311
Recognition of deferred grant proceeds	(1,955)	(82)	(13)
Amortization on loss of hedge arrangement	3,950	3,950	2,034
Amortization of bond issuance costs and discount	3,696	1,473	894
Loss on early extinguishment of debt	—	10,522	—
Recognition of stock-based compensation	104,609	44,026	36,404
Deferred income taxes	2,331	102,375	(68,245)
Restructuring and impairment charges	8,217	51,894	54,810
Goodwill impairment charges	—	1,022,821	—
Provision (recovery) of allowance for doubtful accounts and notes receivables	(880)	12,685	(443)
Excess tax (benefit) shortage from options exercised	(132)	921	(12,524)
Loss (gain) on sale of property	4,809	(45)	1,883
Loss on disposal of subsidiaries	18,671	—	—
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	(247,133)	169,741	(60,788)
Inventories	(969,348)	283,816	(27,602)
Prepaid expenses and other current assets	(143,639)	40,950	(45,541)
Other assets	448	(7,604)	(42,185)
Accounts payable and accrued expenses	1,172,770	(292,671)	120,891
Income taxes payable	16,946	(13,429)	52,042

Net cash provided by operating activities	427,410	557,309	420,002

Cash flows from investing activities:
Notes receivable from sale	(24,972)	—	—
Proceeds from disposal of subsidiaries, net of cash	(27,140)	—	—
Cash paid for business and intangible asset acquisitions, net of cash acquired	—	(4,176)	(58,243)
Acquisition of property, plant and equipment	(398,425)	(292,238)	(337,502)
Proceeds from sale of property, plant and equipment	10,280	10,239	11,025

Net cash used in investing activities	(440,257)	(286,175)	(384,720)

Cash flows from financing activities:
Borrowings under debt agreements	4,391,479	4,301,474	4,550,460
Payments toward debt agreements and capital lease obligations	(4,440,914)	(4,427,081)	(4,427,688)
Dividends paid to stockholders	(59,869)	(59,583)	(58,634)
Financing related costs	—	(9,300)	—
Bond issuance costs	—	(7,067)	(5,702)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	10,744	7,420	16,475
Treasury stock minimum tax withholding	(5,505)	(855)	(2,435)
Net proceeds from issuance of ordinary shares of certain subsidiaries	586	—	—
Bank overdraft of subsidiary	3,067	—	—
Excess tax benefit (shortage) of options exercised	132	(921)	12,524

Net cash (used in) provided by financing activities	(100,280)	(195,913)	85,000

Effect of exchange rate changes on cash	(18,816)	28,128	(10,984)

Net (decrease) increase in cash and cash equivalents	(131,943)	103,349	109,298
Cash and cash equivalents at beginning of fiscal year	876,272	772,923	663,625

Cash and cash equivalents at end of fiscal year	$744,329	$876,272	$772,923

Supplemental disclosure information:
Interest paid, net of capitalized interest	$73,423	$81,641	$84,687

Income taxes paid, net of refunds received	$57,656	$73,302	$42,801

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

Management is required to make estimates and assumptions during the preparation of the consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. They also affect the reported amounts of net income (loss). Actual results could differ materially from these estimates and assumptions.

c.	Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2010 and 2009 there were $55.0 million and $96.6 million of cash equivalents outstanding, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of market value given the short-term nature of these financial instruments.

d.	Inventories

Inventories are stated at the lower of cost (the first in, first out (FIFO) method for manufacturing operations and the average method for aftermarket services operations) or market.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as long-term lease obligations on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statements of Operations. Maintenance and repairs are expensed as they are incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating income (loss).

f.	Goodwill and Other Intangible Assets

The Company accounts for goodwill in a purchase business combination as the excess of the cost over the fair value of net assets acquired. Business combinations can also result in other intangible assets being recognized. Amortization of intangible assets, if applicable, occurs over the estimated useful life of the asset. The Company tests goodwill for impairment at least annually or more frequently under certain circumstances, using a two-step method. The Company conducts this review during the fourth quarter of each fiscal year absent any triggering events. Furthermore, identifiable intangible assets that are determined to have indefinite useful economic lives are not amortized, but are separately tested for impairment at least annually, using a one-step fair value based approach or when certain indicators of impairment are present.

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

The Company’s net revenue is principally from the product sales of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented in the Company’s Consolidated Statement of Operations on a net basis.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

i.	Accounts Receivable

Accounts receivable consist of trade receivables, note receivables and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $13.9 million and $15.5 million were recorded at August 31, 2010 and 2009, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

j.	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing feasible tax planning strategies in assessing the need for the valuation allowance.

k.	Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2010	2009	2008

Numerator:
Net income (loss) attributable to Jabil Circuit, Inc	$168,840	$(1,165,212)	$133,892

Denominator for basic and diluted earnings (loss) per share:
Weighted-average common shares outstanding	209,418	207,002	205,275
Share-based payment awards classified as participating securities	4,914	—	4,530

Denominator for basic earnings (loss) per share	214,332	207,002	209,805

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	215	—	620
Dilutive unvested non-participating restricted stock awards	3,050	—	—

Denominator for diluted earnings (loss) per share	217,597	207,002	210,425

Earnings (loss) per common share:
Basic	$0.79	$(5.63)	$0.64

Diluted	$0.78	$(5.63)	$0.64

For the fiscal year ended August 31, 2010, options to purchase 6,207,985 shares of common stock and 7,997,567 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For the fiscal year ended August 31, 2009, no potential common shares relating to stock-based compensation awards have been included in the computation of diluted earnings per share as a result of the Company’s net losses for the fiscal year. The Company excluded from the computation of diluted earnings per share 13,862,160 common

JABIL CIRCUIT, INC. AND SUBSIDIARIES

share equivalents, which consist of stock options and restricted stock awards, and 8,005,799 stock appreciation rights.

For the fiscal year ended August 31, 2008, options to purchase 7,215,482 shares of common stock were outstanding during the respective periods but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, their effect would have been anti-dilutive. 2,874,372 shares of performance-based, unvested common stock awards granted were not included in the calculation of earnings per share for the fiscal year ended August 31, 2008 because all the necessary conditions for vesting have not been satisfied. In addition, for the fiscal year ended August 31, 2008, 7,990,732 stock appreciation rights were not included in the calculation of diluted earnings per share because the shares considered repurchased with assumed proceeds were greater than the shares issuable or the exercise price was greater than the average market price; therefore, their effect would have been anti-dilutive.

l.	Foreign Currency Transactions

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

The Company discloses a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1 — quoted market prices in active markets for identical assets and liabilities; Level 2 — inputs other than quoted market prices included in Level 1 above that are observable for the asset or liability, either directly or indirectly; and Level 3 — unobservable inputs for the asset or liability.

None of the Company’s financial assets or liabilities are currently measured at fair value using significant unobservable inputs. The carrying amounts of cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. Refer to Note 7 — “Notes Payable, Long-Term Debt and Long-Term Lease Obligations”, Note 8 — “Postretirement and Other Employee Benefits”, Note 13 — “Derivative Financial Instruments and Hedging Activities” and Note 14 — “Loss on Disposal of Subsidiaries” for disclosure surrounding the fair value of the Company’s debt obligations, pension plan assets, derivative financial instruments and notes receivable, respectively.

n.	Stock-Based Compensation

The Company recognizes compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $104.6 million, $44.0 million, and $36.4 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations for the fiscal years ended August 31, 2010, 2009 and 2008, respectively. The Company recorded tax effects related to the stock-based compensation expense of $1.9 million, $0.9 million, and $5.8 million which is included in income tax expense in the Consolidated Statements of Operations for the fiscal years ended August 31, 2010, 2009 and 2008, respectively. Included in the compensation expense recognized by the Company is $4.1 million, $4.8 million and $4.0 million related to the Company’s employee stock purchase plan (“ESPP”) in fiscal years 2010, 2009 and 2008, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2010 and 2009, $0.2 million and $0.3 million, respectively of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the fiscal year ended August 31, 2010, 2009 and 2008 was $10.7 million, $7.4 million, and $16.5 million, respectively. The proceeds for the fiscal year ended August 31, 2010 and 2009 were offset by $5.5 million and $0.9 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 351,968 shares and 109,180 shares of the Company’s common stock during the 12 months ending August 31, 2010 and 2009, respectively. The amounts have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 11 — “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o.	Comprehensive Income (Loss)

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	August 31,
	2010	2009

Foreign currency translation adjustment	$168,413	$238,706
Fair market value of derivative instruments, net of tax	(25,806)	(24,064)
Amortization of loss on hedge arrangements, net of tax	9,720	5,186
Actuarial loss, net of tax	(30,398)	(22,647)
Prior service cost, net of tax	133	(209)

	$122,062	$196,972

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2010 are net of a tax benefit of $2.5 million and $46.0 thousand, respectively. The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2009 are net of a tax benefit of $2.6 million and $0.3 million, respectively. The cash flow hedge mark to market adjustment and related amortization of loss on hedge arrangements recorded to accumulated other comprehensive income during the fiscal years ended August 31, 2010 and 2009 is net of tax benefits of $14.6 million and $14.7 million, respectively.

p.	Derivative Instruments

All derivative instruments are recorded on the balance sheets at their respective fair values. The Company does not intend to use derivative financial instruments for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in operations. Refer to Note 13 — “Derivative Financial Instruments and Hedging Activities” for further discussion surrounding the Company’s derivative instruments.

2.	Trade Accounts Receivable Securitization and Sale Programs

a.	Asset-Backed Securitization Program

In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible

JABIL CIRCUIT, INC. AND SUBSIDIARIES

trade accounts receivable of certain foreign and domestic operations. Subsequent to fiscal year 2004, several amendments adjusted the net cash proceeds available at any one time under the securitization program to an amount of $270.0 million. The securitization program is accounted for as a sale. Under the agreement, the Company continuously sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells an ownership interest in the receivables to a conduit, administered by an unaffiliated financial institution. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduit. As the receivables sold are collected, the Company is able to sell additional receivables up to the maximum permitted amount under the program. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreement, as amended. The securitization agreement, as amended on March 17, 2010, expires on March 16, 2011.

For each pool of eligible receivables sold to the conduit, the Company retains a percentage interest in the face value of the receivables, which is calculated based on the terms of the agreement. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company is assessed a fee on the unused portion of the facility of 0.575% per annum based on the average daily unused aggregate capital during the period. Further, a usage fee on the utilized portion of the facility is equal to LIBOR plus 1.15% per annum (inclusive of the unused fee) on the average daily outstanding aggregate capital during the immediately preceding calendar month. The investors and the securitization conduit have no recourse to the Company’s assets for failure of debtors to pay when due.

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

At August 31, 2010, the Company had sold $419.8 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $194.7 million and retained an interest in the receivables of approximately $225.1 million. In connection with the securitization program, the Company recognized pretax losses on the sale of receivables of approximately $3.6 million, $5.3 million and $11.9 million during the fiscal years ended August 31, 2010, 2009 and 2008, respectively, which are recorded in other expense in the Consolidated Statements of Operations.

b.	Foreign Asset-Backed Securitization Program

In April 2008, the Company entered into an asset-backed securitization program with a bank conduit which originally provided for net borrowings available at any one time of an amount up to $200.0 million. Subsequent to fiscal year 2008, certain amendments have adjusted the net borrowing available at any one time to $100.0 million. In connection with the securitization program certain of its foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program, as amended on March 18, 2010, expires on March 17, 2011.

At August 31, 2010 and 2009, the Company had $71.4 million and $125.3 million, respectively, of debt outstanding under the program. In addition, the Company incurred interest expense of $2.1 million, $3.9 million and $2.8 million recorded in the Consolidated Statements of Operations during the 12 months ended August 31, 2010, 2009 and 2008, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

c.	Trade Accounts Receivable Factoring Agreements

In October 2004, the Company entered into an agreement with an unrelated third-party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third-party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss in the Consolidated Statements of Operations in the period of the sale. The factoring agreement was extended in March 2010 and expires on September 30, 2010.

The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third-party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.

At August 31, 2010, the Company had sold $14.3 million of trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $14.2 million. The resulting loss on the sale of trade accounts receivable sold under this factoring agreement was $0.1 million, $0.1 million, and $0.2 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

In July 2007 and August 2009, the Company entered into separate agreements with unrelated third parties (the “Purchasers”) for the factoring of specific trade accounts receivable of another foreign subsidiary. The factoring of trade accounts receivable under these agreements did not meet the criteria for recognition as a sale. Under the terms of the agreements, the Company transferred ownership of eligible trade accounts receivable to the Purchasers in exchange for cash; however, as the transaction did not qualify as a sale, the relating trade accounts receivable were included in the Company’s Consolidated Balance Sheets until the cash was received by the Purchasers from the Company’s customer for the trade accounts receivable. This program was transferred in connection with the Company’s divestiture of its French and Italian subsidiaries, and therefore, no liability is recorded on the Consolidated Balance Sheets at August 31, 2010. The Company had an outstanding liability of approximately $1.5 million on the Consolidated Balance Sheets at August 31, 2009 related to these agreements.

d.	Trade Accounts Receivable Sale Programs

In May 2010, the Company entered into an uncommitted accounts receivable sale agreement with a bank which allows the Company and certain of its subsidiaries to elect to sell and the bank to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million of specific trade accounts receivable at any one time. The program is accounted for as a sale. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company paid an arrangement fee upon the initial sale and pays a transaction fee each month over the term of the agreement which fees are recorded to other expense in the Consolidated Statements of Operations. The sale program expires on May 25, 2011.

In August 2010, the Company entered into an additional uncommitted accounts receivable sale agreement with a bank which allows the Company and certain of its subsidiaries to elect to sell and the bank to elect to purchase at a discount, on an ongoing basis, up to a maximum of $75.0 million of specific trade accounts receivable at any one time. The program is accounted for as a sale. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The sale program expires on August 24, 2011.

The Company continues servicing the receivables sold under each trade accounts receivable sale programs. No servicing asset or liability is recorded at the time of sale as the Company has determined the servicing fee earned is at a market rate. Servicing costs are recognized as incurred over the servicing period.

At August 31, 2010, the Company had sold $301.6 million of trade accounts receivable under these programs. In exchange, the Company received cash proceeds of $301.4 million. The resulting loss on the sale of trade accounts

JABIL CIRCUIT, INC. AND SUBSIDIARIES

receivable was $0.2 million for the fiscal year ended August 31, 2010, which was recorded to other expense in the Consolidated Statements of Operations.

3.	Inventories

Inventories consist of the following (in thousands):

	August 31,
	2010	2009

Raw materials	$1,509,886	$878,739
Work in process	390,069	208,266
Finished goods	194,180	139,651

	$2,094,135	$1,226,656

4.	Income Taxes

Income tax expense amounted to $76.5 million, $160.9 million, and $25.1 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively (an effective rate of 30.9%, (16.0)%, and 16.0%, respectively). The actual expense differs from the “expected” tax (benefit) expense (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes and minority interest) as follows (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008

Computed “expected” tax expense (benefit)	$86,543	$(351,797)	$55,018
State taxes, net of federal benefit	(1,557)	(7,134)	863
Federal effect of state net operating losses and tax credits	215	454	88
Impact of foreign tax rates	(63,450)	64,637	(58,756)
Permanent impact of non-deductible cost	9,116	12,214	18,205
Income tax credits	(7,863)	39	(6,466)
Changes in tax rates on deferred tax assets and liabilities	5,020	24,123	1,521
Valuation allowance	19,474	307,938	3,673
Equity compensation	9,317	7,501	6,168
Impact of intercompany charges	25,748	19,271	9,290
Non-taxable income	(179)	(800)	(7,797)
Permanent impact of non-deductible goodwill	—	94,562	—
Other, net	(5,883)	(10,110)	3,312

Provision for income taxes	$76,501	$160,898	$25,119

Effective tax rate	30.9%	(16.0)%	16.0%

The domestic and foreign components of income (loss) before taxes and minority interest were composed of the following for the fiscal years ended August 31 (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008

U.S.	$(115,657)	$(330,043)	$(14,322)
Foreign	362,924	(675,090)	171,515

	$247,267	$(1,005,133)	$157,193

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The components of income taxes for the fiscal years ended August 31, 2010, 2009 and 2008 were as follows (in thousands):

Fiscal Year Ended August 31,	Current	Deferred	Total

2010: U.S. — Federal	$5,845	$(2,273)	$3,572
U.S. — State	2,040	97	2,137
Foreign	66,285	4,507	70,792

	$74,170	$2,331	$76,501

2009: U.S. — Federal	$(1,439)	$71,438	$69,999
U.S. — State	453	14,310	14,763
Foreign	59,509	16,627	76,136

	$58,523	$102,375	$160,898

2008: U.S. — Federal	$23,029	$(12,747)	$10,282
U.S. — State	2,537	(917)	1,620
Foreign	66,625	(53,408)	13,217

	$92,191	$(67,072)	$25,119

The Company has been granted tax incentives for its Brazilian, Chinese, Hungarian, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The material tax incentives expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2010, 2009 and 2008, resulting in a tax benefit of approximately $48.3 million ($0.23 per basic share), $25.7 million ($0.12 per basic share) and $48.7 million ($0.24 per basic share), respectively.

For the year ended August 31, 2010, the Company recorded $3.3 million of income tax expense related to withholding taxes on an anticipated repatriation of approximately $33.0 million between foreign subsidiaries. The Company does not anticipate any U.S. income taxes on the earnings repatriation. The one-time repatriation of earnings does not change the Company’s intentions to indefinitely reinvest the remaining income from its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $800.0 million as of August 31, 2010. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended
	August 31,
	2010	2009

Deferred tax assets:
Net operating loss carry forward	$193,865	$223,489
Trade accounts receivable, principally due to allowance for doubtful accounts	8,265	8,652
Inventories, principally due to reserves and additional costs inventoried for tax purposes pursuant to the Tax Reform Act of 1986	2,743	7,231
Compensated absences, principally due to accrual for financial reporting purposes	6,463	5,807
Accrued expenses, principally due to accrual for financial reporting purposes	34,269	56,981
Property, plant and equipment, principally due to differences in depreciation and amortization	21,765	37,538
Foreign tax credits	9,737	8,744
Equity compensation — U.S.	60,394	34,568
Equity compensation — Foreign	6,884	5,096
Cash flow hedges	11,713	13,362
Intangible assets	88,608	91,682
Other	15,196	21,149

Total gross deferred tax assets	459,902	514,299
Less valuation allowance	(375,301)	(433,781)

Net deferred tax assets	$84,601	$80,518

Deferred tax liabilities:
Foreign currency gains and losses	—	257
Other	12,853	7,733

Deferred tax liabilities	$12,853	$7,990

Net current deferred tax assets were $18.1 million and $27.0 million at August 31, 2010 and 2009, respectively, and the net non-current deferred tax assets were $53.6 million and $45.5 million at August 31, 2010 and 2009, respectively.

The net change in the total valuation allowance for the fiscal years ended August 31, 2010 and 2009 was $(58.5) million and $312.8 million, respectively. In addition, at August 31, 2010, the Company had gross tax effected net operating loss carry forwards for federal, state and foreign income tax purposes of approximately $89.3 million, $11.8 million, and $96.9 million, respectively, which are available to reduce future taxes, if any. These net operating loss carry forwards expire through the year 2029. The Company has gross state tax credits and federal foreign tax credits of $1.5 million and $9.7 million, respectively, for state and federal carry forwards, which are available to reduce future taxes, if any. The state tax credits expire through the year 2017. Of the federal foreign tax credits, $2.6 million expire through 2020, and the years of expiration for the remaining $7.1 million cannot yet be determined.

Based on the Company’s historical operating income (loss), projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets, net of valuation allowances recorded.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

At August 31, 2009, the Company had $79.6 million in unrecognized tax benefits, the recognition of which would have an effect of $66.0 million on the effective tax rate under the current guidance. Through August 31, 2010, the Company recognized $1.5 million of additional unrecognized tax benefits, for a total of $78.1 million in unrecognized tax benefits, the recognition of which would have an effect of $71.5 million on the effective tax rate under the current guidance.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the fiscal year ended August 31, 2010 is as follows (in thousands):

Amount
Balance at August 31, 2009	$79,576
Additions for tax positions of prior years	4,931
Reductions for tax positions of prior years	(11,669)
Additions for tax positions related to current year	18,249
Cash settlements	(3,103)
Reductions from lapses in statutes of limitations	(4,184)
Reductions from settlements with taxing authorities	(4,450)
Foreign exchange rate adjustment	(1,210)

Balance at August 31, 2010	$78,140

Included in the balance of unrecognized tax benefits at August 31, 2010 and August 31, 2009 is $4.6 million and $17.5 million, respectively, for which it is reasonably possible that the total amounts could significantly change during the next 12 months. These amounts at August 31, 2010 and August 31, 2009, primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $0.5 million and $3.3 million, respectively, in possible cash payments, and $4.1 million and $14.2 million, respectively, related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.

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

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2009, the Company’s accrued interest and penalties were approximately $8.4 million and $9.2 million, respectively. Through August 31, 2010, the Company’s accrued interest increased by $1.3 million and penalties decreased by $0.4 million.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that the Company treated as corporate expenses and that the IRS proposes be charged out to its foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of the Company’s foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, the Company’s additional income tax payment due for the fiscal years 2003 through 2005 would be approximately $70.2 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on the Company with respect to fiscal years 2003 through 2005 and the Company anticipates the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The Company disagrees with the proposed adjustments and intends to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Consolidated Balance Sheets for the 12 months ended August 31, 2010. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid).

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2010	2009

Land and improvements	$98,826	$103,202
Buildings	571,887	592,397
Leasehold improvements	124,509	122,245
Machinery and equipment	1,365,450	1,241,506
Furniture, fixtures and office equipment	93,049	92,840
Computer hardware and software	355,641	337,305
Transportation equipment	8,244	8,457
Construction in progress	593	11,542

	2,618,199	2,509,494
Less accumulated depreciation and amortization	1,166,807	1,131,765

	$1,451,392	$1,377,729

Depreciation expense of approximately $257.4 million, $261.0 million, and $239.0 million was recorded for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

During the fiscal year ended August 31, 2010, the Company did not capitalize any interest related to constructed facilities. During the fiscal years ended August 31, 2009 and 2008, the Company capitalized approximately $22.0 thousand, and $4.8 million, respectively, in interest related to constructed facilities.

Maintenance and repair expense was approximately $81.8 million, $70.8 million, and $69.6 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

6.	Goodwill and Other Intangible Assets

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2010 and determined the fair value of the reporting units is substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

Based upon a combination of factors, including a significant and sustained decline in the Company’s market capitalization below the Company’s carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and the illiquidity in the overall credit markets, the Company concluded that sufficient indicators of impairment existed and accordingly performed an interim goodwill impairment analysis, during the first quarter and again in the second quarter of fiscal year 2009. As a result of those analyses, the Company determined that the goodwill related to the Consumer and EMS reporting units were fully impaired and recorded a non-cash goodwill impairment charge of approximately $1.0 billion during the 12 months ended August 31, 2009. After recognition of the non-cash goodwill impairment charge, no goodwill remained with either the Consumer or EMS reporting units.

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the year ended August 31, 2010 (in thousands):

	August 31, 2009				August 31, 2010
		Accumulated		Foreign		Accumulated
	Gross	Impairment		Currency	Gross	Impairment
Reportable Segment	Balance	Balance	Acquisitions	Impact	Balance	Balance	Net Balance

EMS	$622,414	$(622,414)	$3,800	$—	$626,214	$(622,414)	$3,800
Consumer	400,407	(400,407)	—	—	400,407	(400,407)	—
AMS	25,120	—	—	(465)	24,655	—	24,655

Total	$1,047,941	$(1,022,821)	$3,800	$(465)	$1,051,276	$(1,022,821)	$28,455

The following table presents the changes in goodwill allocated to the Company’s reportable segments during the fiscal year ended August 31, 2009 (in thousands):

	August 31, 2008					August 31, 2009
		Accumulated		Foreign			Accumulated
	Gross	Impairment		Currency	Impairment	Gross	Impairment
Reportable Segment	Balance	Balance	Adjustments	Impact	Charge	Balance	Balance	Net Balance

EMS	$671,616	$—	$(302)	$(48,900)	$(622,414)	$622,414	$(622,414)	$—
Consumer	423,059	—	414	(23,066)	(400,407)	400,407	(400,407)	—
AMS	24,435	—	1,385	(700)	—	25,120	—	25,120

Total	$1,119,110	$—	$1,497	$(72,666)	$(1,022,821)	$1,047,941	$(1,022,821)	$25,120

During the third quarter of fiscal year 2010, the Company acquired a majority interest in a newly formed venture to provide outsourced manufacturing products that contain some combination of metal chassis, rack, machine components, precision metal finishing and electro-mechanical assembly. As a result of this transaction, the Company has recognized $3.8 million in additional goodwill, as well as $4.8 million in noncontrolling interests on the Consolidated Balance Sheets.

Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to 10 years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2010 and determined that no impairment existed as of the date of the impairment test. As a result of the impairment indicators described above, during the first quarter and again in the second quarter of fiscal year 2009, the Company evaluated its trade name for impairment by comparing the discounted estimates of future revenue projections to its carrying value and determined that there was no impairment. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant

JABIL CIRCUIT, INC. AND SUBSIDIARIES

residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2010 and August 31, 2009 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
August 31, 2010	Amount	Amortization	Amount

Contractual agreements and customer relationships	$83,746	$(43,698)	$40,048
Intellectual property	85,166	(68,989)	16,177
Trade names	47,888	—	47,888

Total	$216,800	$(112,687)	$104,113

	Gross		Net
	Carrying	Accumulated	Carrying
August 31, 2009	Amount	Amortization	Amount

Contractual agreements and customer relationships	$99,583	$(46,313)	$53,270
Intellectual property	83,729	(52,459)	31,270
Trade names	46,628	—	46,628

Total	$229,940	$(98,772)	$131,168

The weighted-average amortization period for aggregate net intangible assets at August 31, 2010 is 7.3 years, which includes a weighted-average amortization period of 9.5 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.8 years for net intellectual property.

Intangible asset amortization for fiscal years 2010, 2009 and 2008 was approximately $25.9 million, $31.0 million, and $37.3 million, respectively. The decrease in the gross carrying amount of the Company’s purchased intangible assets at August 31, 2010 was primarily the result of the write-off of certain fully amortized intangible assets. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2011	$20,912
2012	12,779
2013	8,697
2014	7,596
2015	4,741
Thereafter	1,500

Total	$56,225

JABIL CIRCUIT, INC. AND SUBSIDIARIES

7.	Notes Payable, Long-Term Debt and Long-Term Lease Obligations

Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2010 and 2009 are summarized below (in thousands).

	August 31,	August 31,
	2010	2009

5.875% Senior Notes due 2010(a)	$—	$5,064
7.750% Senior Notes due 2016(b)	301,782	300,063
8.250% Senior Notes due 2018(c)	397,140	396,758
Short-term factoring debt(d)	—	1,468
Borrowings under credit facilities(e)	73,750	21,313
Borrowings under loans(f)	342,380	384,485
Securitization program obligations(g)	71,436	125,291
Miscellaneous borrowings	8	6

Total notes payable, long-term debt and long-term lease obligations	$1,186,496	$1,234,448
Less current installments of notes payable, long-term debt and long-term lease obligations	167,566	197,575

Notes payable, long-term debt and long-term lease obligations, less current installments	$1,018,930	$1,036,873

The $400.0 million of 8.250% Senior Notes and $312.0 million of 7.750% Senior Notes outstanding are carried at cost. The estimated fair value of these senior debentures was approximately $434.0 million and $335.4 million at August 31, 2010, respectively. The estimated fair value of these senior debentures was approximately $395.0 million and $306.5 million at August 31, 2009, respectively. The fair value is based upon non-binding market quotes that are corroborated by observable market data (Level 2 criteria).

(a)	During the fourth quarter of fiscal year 2003, the Company issued a total of $300.0 million, seven-year, publicly-registered 5.875% Senior Notes (the “5.875% Senior Notes”) at 99.803% of par, resulting in net proceeds of approximately $297.2 million. During the fourth quarter of fiscal year 2009, the Company repurchased $294.9 million in aggregate principal amount of the 5.875% Senior Notes, pursuant to a public cash tender offer, in which it also paid an early tender premium, accrued interest and associated fees and expenses. The extinguishment of the validly tendered 5.875% Senior Notes resulted in a charge of $10.5 million which was recorded to other expense in the Consolidated Statements of Operations for the 12 months ended August 31, 2009.

The 5.875% Senior Notes matured on July 15, 2010, and, at that time, the outstanding balance was fully paid.

(b)	During the fourth quarter of fiscal year 2009, the Company issued a total of $312.0 million, seven-year, publicly-registered 7.750% Senior Notes at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on the Company’s and/or the Company’s subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant regarding its repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(c)	During the second and third quarters of fiscal year 2008, the Company issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008,

JABIL CIRCUIT, INC. AND SUBSIDIARIES

the Company completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

The Company is subject to covenants such as limitations on the Company’s and/or the Company’s subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant regarding our repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance. The swaps were accounted for as a cash flow hedge. The notional amount of the swaps was $400.0 million. Concurrently with the pricing of the first $250.0 million of the 8.250% Senior Notes, the Company settled $250.0 million of the swaps by its payment of $27.5 million. The Company also settled the remaining $150.0 million of swaps during the second quarter of fiscal year 2008 by its payment of $15.6 million. As a result, the Company settled the amount recognized as a current liability on the Consolidated Balance Sheets. The Company also recorded $0.7 million to interest expense (as ineffectiveness) in the Consolidated Statements of Operations during the three months ended February 29, 2008, with the remainder recorded in accumulated other comprehensive income, net of taxes, on the Company Consolidated Balance Sheets. On May 19, 2008, the Company issued the remaining $150.0 million of 8.250% Senior Notes and recorded no additional interest expense (as ineffectiveness) in the Consolidated Statements of Operations. The effective portion of the swaps remaining on the Company Consolidated Balance Sheets will be amortized to interest expense in the Company’s Consolidated Statements of Operations over the life of the 8.250% Senior Notes.

(d)	During the fourth quarter of fiscal year 2007 and the fourth quarter of fiscal year 2009, the Company entered into separate agreements with unrelated third parties for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under these agreements did not meet the criteria for recognition as a sale. Under the terms of these agreements, the Company transferred ownership of eligible trade accounts receivable to the third party purchasers in exchange for cash, however, as these transactions did not qualify as a sale, the relating trade accounts receivable were included on the Consolidated Balance Sheets until the cash was received by the purchasers from its customer for the trade accounts receivable. This program was transferred in connection with the Company’s French and Italian subsidiaries, and therefore, no liability is recorded on the Consolidated Balance Sheets at August 31, 2010. The Company had an outstanding liability of approximately $1.5 million on the Consolidated Balance Sheets at August 31, 2009 related to these agreements.

(e)	As of August 31, 2010, two of the Company’s foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates from 1.82% to 4.15% with $73.8 million outstanding at August 31, 2010.

(f)	During the third quarter of fiscal year 2005, the Company negotiated a five-year, 400.0 million Indian rupee construction loan for an Indian subsidiary with an Indian branch of a global bank. Under the terms of the loan, the Company pays interest on outstanding borrowings based on a fixed rate of 7.45%. The construction loan expired on April 15, 2010 and was fully repaid.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

During the second quarter of fiscal year 2007, the Company entered into a three-year loan agreement to borrow $20.3 million from a software vendor in connection with various software licenses that the Company purchased from it. The software licenses were capitalized and were being amortized over a three-year period. The loan agreement was non-interest bearing and payments were due quarterly through October 2009, when the loan agreement was terminated.

Through the acquisition of a Taiwanese subsidiary in fiscal year 2007, the Company assumed certain liabilities, including short and long-term debt obligations totaling approximately $102.2 million at the date of acquisition. At August 31, 2010, there were no amounts outstanding under the credit facility.

During the fourth quarter of fiscal year 2007, the Company entered into the five-year Credit Facility. This agreement provides for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provides for a term portion in the amount of $400.0 million. Some or all of the lenders under the Credit Facility and their affiliates have various other relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. The Company, along with some of its subsidiaries, has entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many, if not most, of the agents and lenders under the Credit Facility held positions as agent and/or lender under the Company’s old revolving credit facility and the $1.0 billion, 364-day senior unsecured bridge loan facility, that was entered into on December 21, 2006, amended on December 20, 2007 and terminated on February 13, 2008. The revolving credit portion of the Credit Facility terminates on July 19, 2012, and the term loan portion of the Credit Facility requires payments of principal in annual installments of $20.0 million each, with a final payment of the remaining principal due on July 19, 2012. Interest and fees on Credit Facility advances are based on the Company’s unsecured long-term indebtedness rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0% to 0.75% above the base rate or 0.375% to 1.75% above the Eurocurrency rate, where the base rate represents the greater of Citibank, N.A.’s prime rate or 0.50% above the federal funds rate, and the Eurocurrency rate represents the applicable London Interbank Offered Rate, each as more fully defined in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders, a letter of credit fee based on the amount of outstanding letters of credit, and a utilization fee to be added to the revolving credit interest rate and any letter of credit fee during any period when the aggregate amount of outstanding advances and letters of credit exceeds 50% of the total revolving credit commitments of the lenders. Based on the Company’s current senior unsecured long-term indebtedness rating as determined by S&P and Moody’s, the current rate of interest (including the applicable facility and utilization fee) on a full draw under the revolving credit would be 0.275% above the base rate or 0.875% above the Eurocurrency rate, and the current rate of interest on the term portion would be the base rate or 0.875% above the Eurocurrency rate. The Company, along with its subsidiaries, is subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to the Company’s securitization program. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc; payment of taxes, etc; maintenance of insurance; preservation of corporate existence, etc; visitation rights; keeping of books; maintenance of properties, etc; transactions with affiliates; and reporting requirements (collectively referred to herein as “Restrictive Financial Covenants”). During the 12 months ended August 31, 2010, the

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Company borrowed $3 .9 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during fiscal year 2010. A draw in the amount of $400.0 million has been made under the term portion of the Credit Facility and $340.0 million remains outstanding at August 31, 2010.

In addition to the loans described above, at August 31, 2010, the Company has additional loans outstanding to fund working capital needs. These additional loans total approximately $2.4 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on the Consolidated Balance Sheets.

(g)	During the third quarter of fiscal year 2008, the Company entered into a foreign asset-backed securitization program with a bank conduit. In connection with the foreign securitization program certain of the Company’s foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from the bank conduit to purchase those receivables and in which it grants security interests as collateral for the borrowings. The securitization program is accounted for as a borrowing. The loan balance is calculated based on the terms of the securitization program agreements. The foreign securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company is assessed a monthly fee based on the maximum facility limit and, in addition, pay interest based on LIBOR plus a spread. The foreign securitization program expires on March 17, 2011. At August 31, 2010, the Company had $71.4 million of debt outstanding under the program. In addition, the Company incurred interest expense of $2.1 million, $3.9 million and $2.8 million recorded in the Consolidated Statements of Operations during the 12 months ended August 31, 2010, 2009 and 2008, respectively.

Debt maturities as of August 31, 2010 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2011	$167,566
2012	320,007
2013	1
2014	0
2015	0
Thereafter	698,922

Total	$1,186,496

8.	Postretirement and Other Employee Benefits

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

As a result of acquiring various operations in Austria, Germany, Japan, The Netherlands, Poland, and Taiwan, the Company assumed primarily unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans.

There are no domestic pension or post-retirement benefit plans maintained by the Company.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The Company is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The Company is also required to measure the funded status of a plan as of the date of its year-end statement of financial position. The measurement requirement became effective for the Company during fiscal year 2009. Prior to fiscal year 2009, the Company used a May 31 measurement date for substantially all of the above referenced plans, with the exception of the Jabil Circuit UK Limited plan, which used a June 30 measurement date. The measurement date change had an impact on accumulated other comprehensive loss of $0.1 million at August 31, 2009.

a.	Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans described above (in thousands):

	Pension Benefits
	2010	2009

Beginning benefit obligation	$129,603	$135,190
Service cost	1,389	1,759
Interest cost	5,681	6,779
Impact of the change in measurement date	—	820
Actuarial loss	12,791	3,636
Curtailment gain	—	(5,456)
Total benefits paid	(4,410)	(6,573)
Plan participant contribution	66	83
Amendments	242	—
Acquisitions/disposals	(6,149)	—
Effect of conversion to U.S. dollars	(5,530)	(6,635)

Ending benefit obligation	$133,683	$129,603

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans were as follows:

	Pension Benefits
	2010	2009

Discount rate	4.1%	5.7%
Rate of compensation increases	3.9%	4.5%

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

The Company has adopted an investment policy for a majority of plan assets which was set by plan trustees who have the responsibility for making investment decisions related to the plan assets. The plan trustees oversee the investment allocation, including selecting professional investment managers and setting strategic targets. The investment objectives for the assets are (1) to acquire suitable assets that hold the appropriate liquidity in order to

JABIL CIRCUIT, INC. AND SUBSIDIARIES

generate income and capital growth that, along with new contributions, will meet the cost of current and future benefits under the plan, (2) to limit the risk of the plan assets from failing to meet the plan liabilities over the long-term and (3) to minimize the long-term costs under the plan by maximizing the return on the plan assets.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2011.

The fair values of the plan assets held by the Company by asset category are as follows (in thousands):

	Fair Value at		Fair Value Measurements Using Inputs Considered as:
	August 31, 2010	Asset Allocation	Level 1	Level 2	Level 3

Asset Category
Cash and cash equivalents	$3,663	5%	$3,663	—	—
Equity Securities:
U.K. equity securities(a)	$10,671	12%	—	$10,671	—
Global equity securities(b)	$10,400	12%	—	$10,400	—
Debt Securities:
U.K. government bonds(c)	$28,258	33%	—	$28,258	—
U.K. corporate bonds(c)	$25,695	30%	—	$25,695	—
Insurance Contracts:
Insurance contracts(d)	$6,884	8%	—	—	$6,884

Fair value of plan assets	$85,571	100%	$3,663	$75,024	$6,884

(a)	U.K. equity securities are categorized as Level 2 and include investments in a diversified portfolio that aims to capture the returns of the U.K. equity market. The index tracks the Financial Times (London) Stock Exchange (“FTSE”) All-Share Index and invests only in U.K. securities.

(b)	Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns (excluding the U.K.) by tracking the FTSE AW-World (ex-UK) Index.

(c)	U.K. government bonds are categorized as Level 2 and include U.K. government issued fixed income investments which are managed and tracked to the respective benchmark (FTSE U.K. Over 15 Years Gilts Index and FTSE U.K. Over 5 Years Index-Linked).

(d)	The assets related to The Netherlands plan consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. The fair value is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table summarizes the change in asset value for Level 3 assets during fiscal year 2010 (in thousands):

Asset balance at August 31, 2009	$6,435
Actual return on plan assets still held at the reporting date	(201)
Purchases, sales, and settlements	650

Asset balance at August 31, 2010	$6,884

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates (in thousands):

	Pension Benefits
	2010	2009

Beginning fair value of plan assets	$81,494	$85,526
Actual return on plan assets	8,208	3,871
Employer contributions	4,303	4,856
Benefits paid from plan assets	(3,439)	(4,729)
Plan participants’ contributions	66	83
Effect of conversion to U.S. dollars	(5,061)	(8,113)

Ending fair value of plan assets	$85,571	$81,494

c.	Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets (in thousands):

	Pension Benefits
	2010	2009

Funded Status
Ending fair value of plan assets	$85,571	$81,494
Ending benefit obligation	(133,683)	(129,603)

Funded status	$(48,112)	$(48,109)

Consolidated Balance Sheet Information
Prepaid benefit cost	$—	$240
Accrued benefit liability, current	(598)	(1,005)
Accrued benefit liability, noncurrent	(47,514)	(47,344)

Net liability recorded at August 31	$(48,112)	$(48,109)

Amounts recognized in accumulated other comprehensive loss at August 31, 2010 consist of:
Net actuarial loss	$32,908	$25,243
Prior service cost	(179)	463

Accumulated other comprehensive loss, before taxes	$32,729	$25,706

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2011 (in thousands):

Pension Benefits

Recognized net actuarial loss	$1,944
Amortization of prior service cost	(25)

Total	$1,919

The accumulated benefit obligation for all defined benefit pension plans was $121.6 million and $120.5 million at August 31, 2010 and 2009, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	August 31,
	2010	2009

Projected benefit obligation	$133,683	$129,591
Accumulated benefit obligation	121,564	120,496
Fair value of plan assets	85,571	81,241

d.	Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years ended August 31 (in thousands):

	Pension Benefits
	2010	2009	2008

Service cost	$1,389	$1,759	$2,214
Interest cost	5,681	6,779	7,749
Expected long-term return on plan assets	(4,270)	(4,731)	(5,642)
Recognized actuarial loss	1,303	874	1,429
Net curtailment gain	—	(4,608)	—
Amortization of prior service cost	(115)	(39)	(42)

Net periodic benefit cost	$3,988	$34	$5,708

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years ended August 31 were as follows:

	Pension Benefits
	2010	2009	2008

Discount rate	4.1%	5.7%	5.8%
Expected long-term return on plan assets	4.0%	4.9%	6.3%
Rate of compensation increase	3.9%	4.5%	4.6%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e.	Cash Flows

The Company expects to make cash contributions of between $3.4 million and $3.9 million to its funded pension plans during fiscal year 2011.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Pension
Fiscal Year Ending August 31,	Benefits

2011	$4,253
2012	$4,856
2013	$4,659
2014	$4,323
2015	$4,818
Years 2016 through 2020	$29,404

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $22.9 million, $20.5 million, and $25.6 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

9.	Restructuring and Impairment Charges

a.	2009 Restructuring Plan

On January 22, 2009, the Company’s Board of Directors approved a restructuring plan to better align the Company’s manufacturing capacity in certain geographies and to reduce its worldwide workforce in order to reduce operating expenses (the “2009 Restructuring Plan”). These restructuring activities are intended to address the current market conditions and properly size the Company’s manufacturing facilities to increase the efficiencies of the Company’s operations. In conjunction with the 2009 Restructuring Plan, the Company currently expects to recognize approximately $64.0 million in total restructuring and impairment costs, excluding valuation allowances of $14.8 million on certain net deferred tax assets, which has been recognized primarily over the course of fiscal years 2009 and 2010. Of this expected total, the Company charged $7.7 million of restructuring and impairment costs in fiscal year 2010 to the Consolidated Statements of Operations, compared to charges of $53.7 million in fiscal year 2009. These charges in fiscal year 2010 related to the 2009 Restructuring Plan primarily include approximately $3.7 million related to employee severance and termination benefit costs, approximately $3.4 million related to lease commitment costs and approximately $0.6 million related to fixed asset impairments. These charges in fiscal year 2009 related to the 2009 Restructuring Plan include $47.1 million related to employee severance and termination benefits costs, $0.1 million related to lease commitment costs, $6.4 million related to fixed asset impairments and $0.1 million related to other restructuring costs.

These restructuring and impairment charges related to the 2009 Restructuring Plan incurred through August 31, 2010 of approximately $61.4 million include cash costs totaling approximately $54.4 million. These cash costs consist of employee severance and termination benefit costs of approximately $50.8 million, lease commitment costs of approximately $3.4 million and other restructuring costs of approximately $0.2 million. Non-cash costs of approximately $7.0 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

At August 31, 2010, accrued liabilities of approximately $1.2 million related to the 2009 Restructuring Plan are expected to be paid over the next 12 months.

Employee severance and termination benefit costs of approximately $3.7 million recorded during the fiscal year ended August 31, 2010 are primarily related to the reduction of employees across all functions of the business, partially offset by reduced estimates of severance and termination benefits that will be paid by the Company.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Employee severance and termination benefit costs of approximately $47.1 million recorded during fiscal year 2009 were primarily related to the reduction of employees across all functions of the business in manufacturing facilities in Europe, Asia and the Americas. To date, approximately 4,000 employees have been included in the 2009 Restructuring Plan. The lease commitment costs of approximately $3.4 million recorded during fiscal year 2010 primarily relate to a facility in the Americas that was substantially vacated during the Company’s first quarter of fiscal year 2010. The Company identified certain fixed assets that have ceased being used by the Company and, accordingly, recorded a fixed asset impairment charge of $0.6 million in fiscal year 2010 and $6.4 million in fiscal year 2009, respectively.

In addition, as part of the 2009 Restructuring Plan, management determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, the Company recorded a valuation allowance of $14.8 million on net deferred tax assets for fiscal year 2009. The valuation allowances are excluded from the table below as they were recorded to income tax expense in the Consolidated Statements of Operations.

The table below sets forth the significant components and activity in the 2009 Restructuring Plan during the fiscal year ended August 31, 2010 (in thousands):

2009 Restructuring Plan — Fiscal Year Ended August 31, 2010

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2009	Charges	Non-Cash Activity	Payments	2010

Employee severance and termination benefits	$30,845	$3,745	$(3,919)	$(30,596)	$75
Lease costs	—	3,358	—	(2,210)	1,148
Fixed asset impairment	—	553	(553)	—	—
Other	—	54	—	(54)	—

Total	$30,845	$7,710	$(4,472)	$(32,860)	$1,223

The table below sets forth the significant components and activity in the 2009 Restructuring Plan by reportable segment during the fiscal year ended August 31, 2010 (in thousands):

2009 Restructuring Plan — Fiscal Year Ended August 31, 2010

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2009	Charges	Non-Cash Activity	Payments	2010

Consumer	$709	$(554)	$36	$(124)	$67
EMS	26,298	8,629	(5,150)	(28,620)	1,157
AMS	3,838	(365)	642	(4,116)	(1)

Total	$30,845	$7,710	$(4,472)	$(32,860)	$1,223

b.	2006 Restructuring Plan

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”), the Company recorded $0.5 million of restructuring and impairment costs during fiscal year 2010 to the Consolidated Statements of Operations, compared to reversals of $1.8 million of restructuring and impairment costs during fiscal year 2009. The restructuring and impairment costs of $0.5 million recorded during fiscal year 2010 consisted primarily of lease commitment costs. The restructuring

JABIL CIRCUIT, INC. AND SUBSIDIARIES

and impairment reversals during fiscal year 2009 consisted of $2.7 million related to employee severance and termination benefit costs, offset by additional lease commitment costs of $0.9 million.

These restructuring and impairment charges related to the 2006 Restructuring Plan incurred through August 31, 2010 of $207.9 million include cash costs totaling $159.0 million, of which $1.5 million was paid in the fourth quarter of fiscal year 2006, $64.8 million was paid in fiscal year 2007, $57.2 million was paid in fiscal year 2008, $27.1 million was paid in fiscal year 2009 and $4.2 million was paid in fiscal year 2010. The cash costs consist of employee severance and termination benefit costs of approximately $143.9 million, costs related to lease commitments of approximately $21.3 million and other restructuring costs of approximately $2.1 million. These cash costs were off-set by approximately $8.3 million of cash proceeds received in connection with facility closure costs. Non-cash costs of approximately $48.9 million primarily represent fixed asset impairment charges related to the Company’s restructuring activities.

At August 31, 2010, accrued liabilities of approximately $1.0 million related to the 2006 Restructuring Plan are expected to be paid over the next 12 months. The additional remaining accrued liabilities of $2.1 million relate primarily to the charges for certain lease commitment costs and employee severance and termination benefits payments.

Employee severance and termination benefit cost reversals of $(2.7) million recorded during fiscal year 2009 were due to revised estimates of severance and termination benefits that will be paid by the Company. Lease commitment costs of $0.5 million and $0.9 million recorded during the fiscal year ended August 31, 2010 and 2009, respectively, primarily relate to future lease payments for facilities that were vacated in the Americas and Europe.

The Company has substantially completed restructuring activities under the 2006 Restructuring Plan. Approximately $0.4 million of remaining contract termination costs are expected to be incurred over fiscal year 2011.

In addition, as part of the 2006 Restructuring Plan, management determined that it was more likely than not that certain entities within foreign jurisdictions would not be able to utilize their deferred tax assets as a result of the contemplated restructuring activities. Therefore, the Company recorded valuation allowances of $38.8 million on net deferred tax assets as part of the 2006 Restructuring Plan prior to September 1, 2010. The valuation allowances are excluded from the table below as they were recorded to income tax expense in the Consolidated Statements of Operations. See Note 4 — “Income Taxes” to the Consolidated Financial Statements for further discussion of the Company’s net deferred tax assets and provision for income taxes.

The table below sets forth the significant components and activity in the 2006 Restructuring Plan during the fiscal year ended August 31, 2010 (in thousands):

2006 Restructuring Plan — Fiscal Year Ended August 31, 2010

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2009	Charges	Non-Cash Activity	Payments	2010

Employee severance and termination benefits	$5,736	$9	$(1,345)	$(2,081)	$2,319
Lease costs	2,057	498	(34)	(2,148)	373
Other	419	—	(49)	—	370

Total	$8,212	$507	$(1,428)	$(4,229)	$3,062

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The table below sets forth the significant components and activity in the 2006 Restructuring Plan by reportable segment during the fiscal year ended August 31, 2010 (in thousands):

2006 Restructuring Plan — Fiscal Year Ended August 31, 2010

	Liability				Liability
	Balance at	Restructuring	Asset Impairment		Balance at
	August 31,	Related	Charge and Other	Cash	August 31,
	2009	Charges	Non-Cash Activity	Payments	2010

Consumer	$3,606	$(171)	$(321)	$(795)	$2,319
EMS	4,190	678	(1,061)	(3,434)	373
AMS	416	—	(46)	—	370

Total	$8,212	$507	$(1,428)	$(4,229)	$3,062

10.	Commitments and Contingencies

a.	Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2010 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount

2011	$51,653
2012	39,470
2013	23,299
2014	17,391
2015	11,351
Thereafter	10,623

Total minimum lease payments	$153,787

Total operating lease expense was approximately $50.7 million, $59.7 million, and $48.9 million for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

b.	Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability is as follows (in thousands):

Amount

Balance at August 31, 2007	$7,575
Accruals for warranties during the year	8,569
Settlements made during the year	(6,267)

Balance at August 31, 2008	$9,877
Accruals for warranties during the year	9,017
Settlements made during the year	(4,614)

Balance at August 31, 2009	$14,280
Accruals for warranties during the year	3,112
Settlements made during the year	(6,564)

Balance at August 31, 2010	$10,828

c.	Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.	Stockholders’ Equity

a.	Stock Option and Stock Appreciation Right Plans

The Company’s 1992 Stock Option Plan (the “1992 Plan”) provided for the granting to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the granting of non-statutory stock options to employees and consultants of the Company. A total of 23,440,000 shares of common stock were reserved for issuance under the 1992 Plan. The 1992 Plan was adopted by the Board of Directors in November 1992 and was terminated in October 2001, with the remaining shares transferred into a new plan created in fiscal year 2002.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

The weighted-average grant-date fair value per share of Options granted during the fiscal year ended August 31, 2010, 2009 and 2008 was $6.36, $3.52 and $8.71, respectively. The total intrinsic value of Options exercised during the fiscal year ended August 31, 2010, 2009 and 2008 was $349.2 thousand, $3.6 thousand and $4.8 million, respectively. As of August 31, 2010, there was $6.6 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Options vested during the fiscal year ended August 31, 2010, 2009 and 2008 was $17.6 million, $24.9 million and $19.0 million, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2010	2009	2008

Expected dividend yield	1.9%	3.6%	1.3%
Risk-free interest rate	0.1% to 3.4%	0% to 3.6%	1.1% to 4.4%
Expected volatility	60.2%	67.3%	50.2%
Expected life	5.6 years	5.8 years	5.8 years

The fair-value method is also applied to non-employee awards. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Non-employee awards are classified as liabilities on the Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, cancelled or expire unexercised. At August 31, 2010 and August 31, 2009, $8.0 thousand and $47.0 thousand, respectively, related to non-employee stock-based awards were classified as a liability on the Company’s Consolidated Balance Sheets and a gain of $39.0 thousand and a gain of $0.1 million were recorded in the Consolidated Statements of Operations for the 12 months ended August 31, 2010 and 2009, respectively, resulting from re-measurement of the awards.

At August 31, 2010, the Company had 111,414 Options outstanding that will be settled by the Company with cash. The Company classifies cash-settled awards as liabilities on the Consolidated Balance Sheets and measures these awards at fair value at each reporting date until the award is ultimately settled (i.e. until the Option is exercised, canceled or expires unexercised). All changes in fair value are recorded in the Consolidated Statements of Operations at each reporting date. At August 31, 2010 and 2009, $0.1 million and $0.1 million, respectively, related to cash settled awards were recorded as a liability on the Consolidated Balance Sheets. The Company recognized a gain of $96.8 thousand and a loss of $65.3 thousand in the Consolidated Statements of Operations of for the fiscal year ended August 31, 2010 and 2009, respectively, to record the awards at fair value.

The following table summarizes option activity from September 1, 2009 through August 31, 2010:

					Weighted-
				Weighted-	Average
	Shares			Average	Remaining
	Available	Options	Aggregate	Exercise	Contractual
	for Grant	Outstanding	Intrinsic Value	Price	Life (Years)
			(In thousands)

Balance at September 1, 2009	5,128,096	15,021,674	$154	$24.04	4.9
Options authorized	8,200,000	—
Options expired	(963,570)	—		$23.16
Options granted(1)	—	28,570		$14.88
Options cancelled	1,781,584	(1,781,584)		$25.37
Restricted stock awards(2)	(3,666,109)	—
Options exercised	—	(114,388)		$13.52

Balance at August 31, 2010	10,480,001	13,154,272	$95	$24.10	4.09

Exercisable at August 31, 2010		12,217,581	$22	$24.24	3.85

(1)	Represents stock appreciation rights that will be settled in cash.

(2)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

b.	Restricted Stock Awards

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

During the second quarter of fiscal year 2009, it was determined that none of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in a reversal of $10.2 million in stock-based compensation expense from the Consolidated Statements of Operations in the second quarter of fiscal year 2009. During the second quarter of fiscal year 2010, it was determined that 40% of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in the recognition of $7.1 million in stock-based compensation expense during the second quarter of fiscal year 2010. During the third quarter of fiscal year 2010, it was further determined that 110% of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in the recognition of $14.3 million in stock-based compensation expense during the third quarter of fiscal year 2010. During the fourth quarter of fiscal year 2010, it was further determined that 150% of the restricted stock awards that were granted in fiscal year 2008 with performance conditions were probable of vesting. This change in estimate resulted in the recognition of $8.4 million in stock-based compensation expense during the fourth quarter of fiscal year 2010. Additionally, it was determined that 200% of the restricted stock awards that were granted in fiscal years 2009 and 2010 with performance conditions were probable of vesting in fiscal years 2011 and 2012. This change in estimate resulted in the recognition of $15.2 million in stock-based compensation expense during the fourth quarter of fiscal year 2010.

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

At August 31, 2010, there was $43.2 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table summarizes restricted stock activity from September 1, 2009 through August 31, 2010:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value

Nonvested balance at September 1, 2009	10,201,552	$15.50
Changes during the period
Shares granted(1)	5,787,295	$14.28
Shares vested	(1,678,390)	$17.62
Shares forfeited	(2,121,186)	$24.15

Nonvested balance at August 31, 2010	12,189,271	$13.13

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

c.	Employee Stock Purchase Plan

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

The maximum number of shares that a participant may purchase in an offering period is determined semiannually in June and December. As such, there were 1,127,017, 1,248,314 and 824,498 shares purchased under the ESPP during the 12 months ended August 31, 2010, 2009 and 2008, respectively. At August 31, 2010, a total of 5,791,719 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2010	2009	2008

Expected dividend yield	1.5%	1.5%	1.0%
Risk-free interest rate	0.3%	1.1%	3.6%
Expected volatility	79.7%	74.6%	43.5%
Expected life	0.5 years	0.5 years	0.5 years

JABIL CIRCUIT, INC. AND SUBSIDIARIES

d.	Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders during fiscal years 2010 and 2009.

			Total of Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
	(In thousands, except per share data)

Fiscal year 2010:	October 22, 2009	$0.07	$15, 186(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221	May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247	August 16, 2010	September 1, 2010
Fiscal year 2009:	October 24, 2008	$0.07	$14,916	November 17, 2008	December 1, 2008
	January 22, 2009	$0.07	$14,974	February 17, 2009	March 2, 2009
	April 23, 2009	$0.07	$14,954	May 15, 2009	June 1, 2009
	July 16, 2009	$0.07	$14,992	August 17, 2009	September 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).

12.	Concentration of Risk and Segment Data

a.	Concentration of Risk

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

Sales of the Company’s products are concentrated among specific customers. For the fiscal year ended August 31, 2010, the Company’s five largest customers accounted for approximately 45% of its net revenue and 48 customers accounted for approximately 90% of its net revenue. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of
	Net Revenue			Percentage of Accounts Receivable
	Fiscal Year Ended August 31,			August 31,
	2010	2009	2008	2010	2009

Cisco Systems, Inc	15%	13%	16%	*	*
Research in Motion Limited	15%	12%	*	*	10%
Hewlett-Packard Company	*	*	11%	12%	10%

*	Amount was less than 10% of total

Sales to the above customers were reported in the Consumer, EMS and AMS operating segments.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

Net revenue for the operating segments is attributed to the division in which the product is manufactured or service is performed. An operating segment’s performance is evaluated on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation expense, restructuring and impairment charges, goodwill impairment charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, net customer related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2010	2009	2008

Net revenue
EMS	$7,903,638	$6,802,482	$8,217,847
Consumer	4,697,415	4,160,105	3,895,128
AMS	808,358	721,951	666,728

	$13,409,411	$11,684,538	$12,779,703

JABIL CIRCUIT, INC. AND SUBSIDIARIES

	Fiscal Year Ended August 31,
	2010	2009	2008

Segment income (loss) and reconciliation of income (loss) before income tax
EMS	$359,319	$131,754	$275,692
Consumer	62,802	51,764	55,119
AMS	68,809	63,317	49,086

Total segment income	$490,930	$246,835	$379,897
Reconciling items:
Stock-based compensation expense	(104,609)	(44,026)	(36,404)
Amortization of intangibles	(25,934)	(31,039)	(37,288)
Restructuring and impairment charges	(8,217)	(51,894)	(54,808)
Goodwill impairment charges	—	(1,022,821)	—
Loss on disposal of subsidiaries	(24,604)	—	—
Other expense	(4,087)	(20,111)	(11,902)
Interest income	2,956	7,426	12,014
Interest expense	(79,168)	(82,247)	(94,316)
Distressed customer charges	—	(7,256)	—

Income (loss) before income tax	$247,267	$(1,005,133)	$157,193

	2010	2009	2008

Total assets
Consumer	$1,964,879	$1,723,934	$2,134,318
EMS	2,556,477	2,017,575	3,006,485
AMS	290,595	280,126	223,561
Other non-allocated assets	1,555,796	1,296,223	1,667,773

	$6,367,747	$5,317,858	$7,032,137

See Note 9 — “Restructuring and Impairment Charges” for discussion of the Company’s restructuring plan initiated in fiscal years 2009 and 2006.

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

	Fiscal Year Ended August 31,
	2010	2009	2008

External net revenue:
Mexico	$3,438,436	$2,704,681	$2,042,763
China	2,410,590	2,444,307	2,841,404
U.S.	2,049,700	1,887,773	2,605,155
Hungary	1,230,788	1,005,144	755,844
Malaysia	1,164,255	814,425	995,981
Brazil	609,198	510,071	419,359
Poland	513,514	478,457	972,575
Other	1,992,930	1,839,680	2,146,622

	$13,409,411	$11,684,538	$12,779,703

JABIL CIRCUIT, INC. AND SUBSIDIARIES

	August 31,
	2010	2009	2008

Long-lived assets:
China	$483,181	$413,064	$481,770
U.S.	255,108	252,574	359,451
Mexico	212,409	247,605	188,823
Taiwan	110,237	133,395	633,301
Malaysia	102,700	101,246	117,344
Poland	98,395	91,188	137,800
Hungary	90,091	80,618	149,010
Singapore	74,538	1,083	3,309
Other	157,301	213,244	613,616

	$1,583,960	$1,534,017	$2,684,424

Total foreign source net revenue was approximately $11.4 billion, $9.8 billion, and $10.2 billion for the fiscal years ended August 31, 2010, 2009 and 2008, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $1.3 billion, $1.3 billion, and $2.3 billion for the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

13.	Derivative Financial Instruments and Hedging Activities

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

All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”), net of tax, and is subsequently reclassified into the line item in the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized currently in earnings.

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

Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. A hedging relationship existed that related to certain anticipated foreign currency denominated revenues and expenses, with an aggregate notional amount outstanding of $67.2 million and $29.3 million at August 31, 2010 and 2009,

JABIL CIRCUIT, INC. AND SUBSIDIARIES

respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2010 and March 31, 2011.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2010 and 2009 was $414.5 million and $841.0 million, respectively.

The following table presents the Company’s assets and liabilities related to foreign forward exchange contracts measured at fair value on a recurring basis as of August 31, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Forward foreign exchange contracts	$—	$5,483	$—	$5,483
Liabilities:
Forward foreign exchange contracts	—	(4,314)	—	(4,314)

Total	$—	$1,169	$—	$1,169

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following table presents the fair value of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2010 (in thousands):

	Fair Values of Derivative Instruments At August 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$669	Other accrued expense	$1,046
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,814	Other accrued expense	$3,268

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table presents the fair value of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2009 (in thousands):

	Fair Values of Derivative Instruments At August 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$961	Other accrued expense	$—
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$9,913	Other accrued expense	$5,511

The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the 12 months ended August 31, 2010 (in thousands):

				Location of Gain	Amount of Gain
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain	Amount of Gain	Income on Derivative	Income on Derivative
Derivatives in Cash Flow	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
Hedging Relationship for	in OCI on	from AOCI	from AOCI	and Amount Excluded	and Amount Excluded
the Fiscal Year Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
August 31, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Forward foreign exchange contracts	$(10,656)	Revenue	$(10,583)	Revenue	$95
Forward foreign exchange contracts	$8,943	Cost of revenue	$10,232	Cost of revenue	$3,374
Forward foreign exchange contracts	$(33)	Selling, general and administrative	$35	Selling, general and administrative	$51

The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the 12 months ended August 31, 2009 (in thousands):

				Location of Gain	Amount of Gain
				(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain	Amount of Gain	Income on Derivative	Income on Derivative
Derivatives in Cash Flow	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	(Ineffective Portion	(Ineffective Portion
Hedging Relationship for	in OCI on	from AOCI	from AOCI	and Amount Excluded	and Amount Excluded
the Fiscal Year Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
August 31, 2009	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Forward foreign exchange contracts	$705	Cost of revenue	$307	Cost of revenue	$659

As of August 31, 2010, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $1.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the 12 months ended August 31, 2010 (in thousands):

		Amount of Gain
		(Loss) Recognized in
		Income on Derivative
	Location of Gain	for the 12 Months
	(Loss) Recognized in	Ended August 31,
Derivatives not Designated as Hedging Instruments	Income on Derivative	2010

Forward foreign exchange contracts	Cost of revenue	$15,967

b.	Interest Rate Risk Management:

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s variable rate borrowings. During fiscal year 2010, a hedging relationship existed related to interest payments associated with $100.0 million of the Company’s variable rate debt. At August 31, 2010, the Company had no asset, liability or amounts recorded in AOCI related to interest rate swaps, as the interest rate swap liability has been settled and the underlying interest payments have been recorded in the Company’s Consolidated Statements of Operations. The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the 12 months ended August 31, 2010 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate swap	$(13)	Interest expense	$(4,218)	Interest expense	$—

As of August 31, 2010, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the 12 months ended August 31, 2009 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
		Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
	Amount of Gain	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	(Loss) Recognized	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	in OCI on Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2009	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Interest rate swap	$(549)	Interest expense	$(4,244)	Interest expense	$—

The changes related to cash flow hedges included in AOCI net of tax are as follows (in thousands):

Accumulated comprehensive loss August 31, 2008	$(22,954)
Net gain for the period	156
Net loss transferred to earnings	3,937

Accumulated comprehensive loss, August 31, 2009	$(18,861)
Net loss for the period	(1,759)
Net loss transferred to earnings	4,534

Accumulated comprehensive loss, August 31, 2010	$(16,086)

JABIL CIRCUIT, INC. AND SUBSIDIARIES

14.	Loss on Disposal of Subsidiaries

a.	Jabil Circuit Automotive, SAS

On October 27, 2009, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to an unrelated third-party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million in the first quarter of fiscal year 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiary on the Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.

b.	French and Italian Subsidiaries

On July 16, 2010, the Company sold its operations in Italy as well as its remaining operations in France to an unrelated third party. Divested operations, inclusive of four sites and approximately 1,500 employees, had net revenues and an operating loss of $298.6 million and $39.6 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.

In connection with this transaction, the Company provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bears interest on a quarterly basis at LIBOR plus 500 basis points and is repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the operations being disposed, which if not met would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, the Company may incur up to an additional $28.5 million of charges. As a result of this sale, the Company recorded a loss on disposition of $8.9 million in the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair market value at August 31, 2010 based upon a discounted cash flow analysis. These costs are recorded to loss on disposal of subsidiaries on the Consolidated Statements of Operations, which is a component of operating income.

15.	New Accounting Pronouncements

a.	Recently Adopted Accounting Pronouncements:

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended August 31, 2010. The adoption did not have a significant impact on the Company’s consolidated financial statements. Refer to Note 8 — “Postretirement and Other Employee Benefits” to review the enhanced disclosure provided.

In January 2010, the FASB issued guidance related to fair value disclosure requirements. The new guidance resulted in a change in the Company’s accounting policy effective March 1, 2010. Under this guidance, companies will be required to make additional disclosures concerning significant transfers of amounts between the Level 1 and Level 2 fair value disclosures, as well as further disaggregation of the types of activity that were previously disclosed in the rollforward of Level 3 fair value disclosures. Further, the guidance clarifies the level of aggregation

JABIL CIRCUIT, INC. AND SUBSIDIARIES

of assets and liabilities within the fair value hierarchy that may be presented. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Effective July 2009, the FASB codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the SEC. Since the codification did not alter existing U.S. GAAP, it did not have an impact on the Company’s consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from the Company’s Form 10-K for the year ended August 31, 2010.

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

In June 2008, the FASB issued accounting guidance on earnings per share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, be considered participating securities and therefore included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and any participating securities as if all earnings for the period had been distributed. The Company’s participating securities consist of unvested restricted stock awards. The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2009 and requires that all prior-period earnings per share data that is presented be adjusted retrospectively. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements. Refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” for further discussion on adoption of this accounting guidance.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. This new guidance will be effective for the Company on September 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statement of operations. However, under the current Asset-Backed Securitization Program, accounts receivable will no longer qualify for sale treatment and will be accounted for as a secured borrowing. As such, short-term debt will be recognized and accounts receivable will remain on the Company’s consolidated balance sheets until the point of cash receipt from the customer. The secured borrowing will be recognized as a financing activity on the Company’s consolidated statement of cash flows as of September 1, 2010.

16.	Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2010 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing of this report that would have a material impact on the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/s/ Timothy L. Main
Timothy L. Main
President and Chief Executive Officer

Date: October 21, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ William D. Morean William D. Morean	Chairman of the Board of Directors	October 21, 2010

By:	/s/ Thomas A. Sansone Thomas A. Sansone	Vice Chairman of the Board of Directors	October 21, 2010

By:	/s/ Timothy L. Main Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	October 21, 2010

By:	/s/ Forbes I.J. Alexander Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 21, 2010

By:	/s/ Mel S. Lavitt Mel S. Lavitt	Director	October 21, 2010

By:	/s/ Lawrence J. Murphy Lawrence J. Murphy	Director	October 21, 2010

By:	/s/ Frank A. Newman Frank A. Newman	Director	October 21, 2010

By:	/s/ Steven A. Raymund Steven A. Raymund	Director	October 21, 2010

By:	/s/ David M. Stout David M. Stout	Director	October 21, 2010

By:	/s/ Kathleen A. Walters Kathleen A. Walters	Director	October 21, 2010

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions and Adjustments
	Beginning	Charged to Costs		Balance at
	of Period	and Expenses	Write-Offs	End of Period
	(In thousands)

Allowance for uncollectible trade accounts receivable:
Fiscal year ended August 31, 2010	$15,510	$(881)	$(690)	$13,939

Fiscal year ended August 31, 2009	$10,116	$8,450	$(3,056)	$15,510

Fiscal year ended August 31, 2008	$10,559	$3,316	$(3,759)	$10,116

			Additions/
		Additions	(Reductions)	Reductions
	Balance at	Charged to	Charged to	Charged to
	Beginning	Costs and	Other	Costs and	Balance at
	of Period	Expenses	Accounts	Expenses	End of Period

Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2010	$433,781	$31,012	$(77,954)	$(11,538)	$375,301

Fiscal year ended August 31, 2009	$121,008	$308,560	$4,835	$(622)	$433,781

Fiscal year ended August 31, 2008	$117,275	$5,002	$61	$(1,330)	$121,008

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit No.			Description

3	.1(4)	—	Registrant’s Certificate of Incorporation, as amended.
3	.2(15)	—	Registrant’s Bylaws, as amended.
4	.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.
4	.2(6)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.
4	.3(9)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.
4	.4(9)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.
4	.5(16)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.
4	.6(17)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.
4	.7(18)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.
4	.8(18)	—	Officer’s Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.
10	.1(3)(5)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.
10	.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).
10	.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.
10	.4(3)(7)	—	Jabil 2002 Employment Stock Purchase Plan.
10	.5(3)	—	Jabil 2002 Stock Incentive Plan.
10	.5a(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement.
10	.5b(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement.
10	.5c(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate.
10	.5d(11)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement.
10	.5e(12)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).
10	.5f	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (current form).
10	.5g	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (current form).
10	.5h(13)	—	Form of Stock Appreciation Right Agreement.
10	.6(3)(10)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.
10	.7(3)(8)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.
10	.8(14)	—	Amended and Restated Five-Year Unsecured Revolving Credit Agreement dated as of July 19, 2007 between the Registrant; initial lenders and initial issuing banks named therein; Citicorp USA, Inc. as administrative agent; JPMorgan Chase Bank, N.A. as syndication agent; and The Royal Bank of Scotland PLC, Royal Bank of Canada, Bank of America, N.A., UBS Loan Finance LLC and Credit Suisse, Cayman Islands Branch as co-documentation agents.
10	.9(19)	—	Underwriting Agreement, dated July 31, 2009, between Jabil Circuit, Inc., J.P. Morgan Securities Inc. and the several underwriters listed therein.
16	.1(20)	—	Letter from KPMG LLP, dated August 3, 2010, regarding change in independent registered public accounting firm.
21.1		—	List of Subsidiaries.
23.1		—	Consent of Independent Registered Public Accounting Firm.
24.1		—	Power of Attorney (See Signature page).
31.1		—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.
31.2		—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.
32.1		—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.
32.2		—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed by the Registrant on March 3, 1993 (File No. 33-58974).

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.

(6)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(8)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(10)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 4, 2009.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 3, 2010.