Form 10-Q
period 2010-11-30
JABIL CIRCUIT INC
filed 2011-01-07
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 3, 2011, there were 217,859,472 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	November 30,	August 31,
	2010 (Unaudited)	2010

ASSETS
Current assets:
Cash and cash equivalents	$630,154	$744,329
Trade accounts receivable, net of allowance for doubtful accounts of $7,496 at November 30, 2010 and $13,939 at August 31, 2010	1,183,949	1,408,319
Inventories	2,158,235	2,094,135
Prepaid expenses and other current assets	594,244	349,165
Income taxes receivable	32,363	35,560
Deferred income taxes	26,102	22,510

Total current assets	4,625,047	4,654,018

Property, plant and equipment, net of accumulated depreciation of $1,217,915 at November 30, 2010 and $1,166,807 at August 31, 2010	1,485,309	1,451,392
Goodwill	28,574	28,455
Intangible assets, net of accumulated amortization of $108,737 at November 30, 2010 and $112,687 at August 31, 2010	101,648	104,113
Deferred income taxes	59,024	55,101
Other assets	84,852	74,668

Total assets	$6,384,454	$6,367,747

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$198,928	$167,566
Accounts payable	2,592,939	2,741,719
Accrued expenses	599,795	672,252
Income taxes payable	28,895	19,236
Deferred income taxes	4,577	4,401

Total current liabilities	3,425,134	3,605,174

Notes payable and long-term debt, less current installments	1,099,449	1,018,930
Other liabilities	59,755	63,058
Income tax liability	89,442	86,351
Deferred income taxes	3,547	1,462

Total liabilities	4,677,327	4,774,975

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000,000 shares; 222,314,433 and 219,532,908 shares issued and 212,603,364 and 210,496,989 shares outstanding at November 30, 2010 and August 31, 2010, respectively	222	220
Additional paid-in capital	1,561,564	1,541,507
Retained earnings	213,883	123,303
Accumulated other comprehensive income	134,421	122,062
Treasury stock at cost, 9,711,069 shares at November 30, 2010 and 9,035,919 shares at August 31, 2010	(218,679)	(209,046)

Total Jabil Circuit, Inc. stockholders’ equity.	1,691,411	1,578,046
Noncontrolling interests	15,716	14,726

Total equity	1,707,127	1,592,772

Total liabilities and equity	$6,384,454	$6,367,747

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2010	2009
Net revenue	$4,082,181	$3,088,256
Cost of revenue	3,771,590	2,856,480

Gross profit	310,591	231,776
Operating expenses:
Selling, general and administrative	142,449	131,553
Research and development	5,741	7,697
Amortization of intangibles	5,969	7,105
Restructuring and impairment charges	432	3,435
Loss on disposal of subsidiaries	—	15,722

Operating income	156,000	66,264
Other (income) expense	(200)	1,038
Interest income	(850)	(907)
Interest expense	22,162	20,116

Income before income tax	134,888	46,017
Income tax expense	27,477	17,136

Net income	107,411	28,881
Net income attributable to noncontrolling interests, net of income tax expense	734	593

Net income attributable to Jabil Circuit, Inc.	$106,677	$28,288

Earnings Per Share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.50	$0.13

Diluted	$0.49	$0.13

Weighted average shares outstanding:
Basic	214,395	213,665

Diluted	217,405	215,059

Cash dividends declared per common share	$0.07	$0.07

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2010	2009

Net income	$107,411	$28,881

Other comprehensive income:
Foreign currency translation adjustment	10,731	7,722
Change in fair value of derivative instruments, net of tax	849	1,760
Amortization of loss on hedge arrangements, net of tax	779	512

Comprehensive income	119,770	38,875
Comprehensive income attributable to noncontrolling interests	734	593

Comprehensive income attributable to Jabil Circuit, Inc.	$119,036	$38,282

     Accumulated foreign currency translation adjustments were $179.1 million at November 30, 2010 and $168.4 million at August 31, 2010. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)

	Jabil Circuit, Inc. Stockholders' Equity
	Common Stock				Accumulated
			Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	Income	Stock	Interests	Equity
Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772
Shares issued upon exercise of stock options	48,970	—	635	—	—	—	—	635
Issuance and vesting of restricted stock awards	2,732,303	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(674,898)	—	—	—	—	(9,633)	—	(9,633)
Recognition of stock-based compensation	—	—	19,592	—	—	—	—	19,592
Tax (shortfall) of options exercised	—	—	(168)	—	—	—	—	(168)
Declared dividends	—	—	—	(16,097)	—	—	—	(16,097)
Comprehensive income	—	—	—	106,677	12,359	—	734	119,770
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	256	256

Balance at November 30, 2010	212,603,364	$222	$1,561,564	$213,883	$134,421	$(218,679)	$15,716	$1,707,127

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	November 30,	November 30,
	2010	2009
Cash flows from operating activities:
Net income	$107,411	$28,881
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	74,950	73,058
Recognition of deferred grant proceeds	(489)	(489)
Amortization of loss on hedge arrangement	988	988
Amortization of debt issuance costs and discount	1,099	923
Recognition of stock-based compensation expense	19,500	13,981
Deferred income taxes	(5,603)	(199)
Restructuring and impairment charges	432	3,435
Provision for allowance for doubtful accounts and notes receivable	93	234
Excess tax benefit from options exercised	(72)	(85)
Loss on sale of property	2,507	2,823
Loss on disposal of subsidiaries	—	12,756
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	11,241	(156,935)
Inventories	(150,065)	(186,429)
Prepaid expenses and other current assets	(17,184)	(32,411)
Other assets	(955)	672
Accounts payable and accrued expenses	(139,783)	310,213
Income taxes payable	13,202	2,847

Net cash (used in) provided by operating activities	(82,728)	74,263

Cash flows from investing activities:
Acquisition of property, plant and equipment	(101,269)	(37,964)
Proceeds from sale of property, plant and equipment	1,990	2,827
Cost of receivables acquired, net of cash collections	(14,880)	—
Proceeds on disposal of available for sale investments	5,800	—

Net cash (used in) investing activities	(108,359)	(35,137)

Cash flows from financing activities:
Borrowings under debt agreements	1,665,558	942,889
Payments toward debt agreements	(1,559,584)	(995,293)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	635	193
Treasury stock minimum tax withholding related to vesting of restricted stock	(9,633)	(3,288)
Dividends paid to stockholders	(15,194)	(14,992)
Bond issuance costs	(8,942)	—
Bank overdraft of subsidiary	5,322	—
Excess tax benefit from options exercised	72	85

Net cash provided by (used in) financing activities	78,234	(70,406)

Effect of exchange rate changes on cash and cash equivalents	(1,322)	7,075

Net decrease in cash and cash equivalents	(114,175)	(24,205)
Cash and cash equivalents at beginning of period	744,329	876,272

Cash and cash equivalents at end of period	$630,154	$852,067

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2010. Results for the three month period ended November 30, 2010 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2011.
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.
Note 2. Inventories
     The components of inventories consist of the following (in thousands):

	November 30,	August 31,
	2010	2010
Raw materials	$1,557,502	$1,509,886
Work in process	392,879	390,069
Finished goods	207,854	194,180

Total inventories	$2,158,235	$2,094,135

Note 3. Earnings Per Share and Dividends
a. Earnings Per Share
     The Company calculates its basic earnings per share by dividing net income attributable to Jabil Circuit, Inc. by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, participating securities are not included in the basic loss per share calculation as such participating securities are not contractually obligated to fund losses. The Company’s diluted earnings per share is calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except earnings per share data):

	Three months ended
	November 30,	November 30,
	2010	2009
Numerator:
Net income attributable to Jabil Circuit, Inc.	$106,677	$28,288

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	211,474	208,360
Share-based payment awards classified as participating securities	2,921	5,305

Denominator for basic earnings per share	214,395	213,665

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	533	301
Dilutive unvested non-participating restricted stock awards	2,477	1,093

Denominator for diluted earnings per share	217,405	215,059

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.50	$0.13

Diluted	$0.49	$0.13

     For the three months ended November 30, 2010 and 2009, options to purchase 5,948,410 and 6,688,903 shares of common stock and 5,442,658 and 7,997,567 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
b. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2010 and 2009:
Dividend Information

			Total Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
		(in thousands, except for per share data)
Fiscal year 2011:	October 25, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010

Fiscal year 2010:	October 22, 2009	$0.07	$15,186(1)	November 16, 2009	December 1, 2009

(1)	Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).
Note 4. Stock-Based Compensation
     The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $19.5 million and $14.0 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.5 million and $0.3 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009, respectively. Included in the compensation expense recognized by the Company are $0.7 million and $1.0 million related to the Company’s employee stock purchase plan (“ESPP”) during the three months ended November 30, 2010 and 2009, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At November 30, 2010 and August 31, 2010, $0.4 million and $0.2 million, respectively, of stock-based compensation costs were classified as inventories on the Condensed Consolidated Balance Sheets.
     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the three months ended November 30, 2010 and 2009 was $0.6 million and $0.2 million, respectively. The proceeds for the three months ended November 30, 2010 and 2009 were offset by $9.6 million and $3.3 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 674,898 shares and 218,102 shares of the Company’s common stock during the three months ended November 30, 2010 and 2009, respectively. The amounts have been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.
a. Stock Option and Stock Appreciation Right Plans
     The Company applies a lattice valuation model for Options granted, excluding those granted under the ESPP. The lattice valuation model is a more flexible analysis to value employee Options, as compared to a Black-Scholes model, because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders.

     There were no options granted during the three months ended November 30, 2010. The weighted-average grant-date fair value per share of Options granted during the three months ended November 30, 2009 was $6.36. The total intrinsic value of Options exercised during the three months ended November 30, 2010 and 2009 was $95.8 thousand and $5.1 thousand, respectively. As of November 30, 2010, there was $4.2 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of Options vested during the three months ended November 30, 2010 and 2009 was $3.6 million and $6.3 million, respectively.
     Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended
	November 30,	November 30,
	2010	2009
Expected dividend yield	*	1.9%
Risk-free interest rate	*	0.6% to 3.4%
Weighted-average expected volatility	*	60.2%
Weighted-average expected life	*	5.6 years

*	The Company did not grant Options during the quarter ended November 30, 2010.
     The fair-value method is also applied to non-employee awards. The measurement date for equity awards granted to non-employees is the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Non-employee awards are classified as liabilities on the Condensed Consolidated Balance Sheets and are therefore remeasured at each interim reporting period until the Options are exercised, canceled or expire unexercised. At November 30, 2010 and August 31, 2010, $25.0 thousand and $8.0 thousand, respectively, related to non-employee stock-based awards were classified as a liability on the Company’s Condensed Consolidated Balance Sheets and a loss of $18.0 thousand and $11.0 thousand were recorded within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2010 and 2009, respectively, resulting from re-measurement of the awards.
     The following table summarizes Option activity from August 31, 2010 through November 30, 2010:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at August 31, 2010	10,480,001	13,154,272	$95	$24.10	4.09

Options authorized	—	—
Options expired	(380,566)	—		$42.53
Options granted	—	—		—
Options canceled	551,782	(551,782)		$25.18
Restricted stock awards(1)	(4,907,268)	—
Options exercised	—	(49,636)		$12.99

Balance at November 30, 2010	5,743,949	12,552,854	$3,041	$23.57	3.9

Exercisable at November 30, 2010		11,958,026	$2,826	$23.72	3.8

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
b. Restricted Stock Awards
     Certain key employees have been granted time-based, performance-based, and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities from 0% to 200% depending on the level of achievement of the specified performance condition. The market-based restricted awards have a vesting condition that is tied to the Standard and Poor’s 500 Composite Index.
     The stock-based compensation expense for these restricted stock awards (including restricted stock and restricted stock units) is measured at fair value on the date of grant based on the number of shares expected to vest and the quoted market price of the Company’s common stock. For restricted stock awards with performance conditions, stock-based compensation expense is originally based on the number of shares that would vest if the Company achieved 100% of the performance goal, which was the probable outcome at the grant date. Throughout the requisite service period, management monitors the probability of achievement of the performance condition. If it becomes probable, based on the Company’s performance, that more or less than the current estimate of the awarded shares will vest, an adjustment to stock-based compensation expense will be recognized as a change in accounting estimate. For restricted stock awards with market conditions, the market conditions are considered in the grant date fair value of the award using a lattice model, which utilizes multiple input variables to determine the probability of the Company achieving the specified market conditions. Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been completed.
     At November 30, 2010, there was $116.9 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Stock Incentive Plan. This expense is expected to be recognized over a weighted-average period of 1.6 years.
     The following table summarizes restricted stock activity from August 31, 2010 through November 30, 2010:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Non-vested balance at August 31, 2010	12,189,271	$13.13

Changes during the period
Shares granted(1)	6,073,258	$14.20
Shares vested	(2,636,303)	$17.03
Shares forfeited	(1,165,990)	$13.07

Non-vested balance at November 30, 2010	14,460,236	$12.87

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
c. Employee Stock Purchase Plan
     The ESPP was adopted by the Company’s Board of Directors in October 2001 and approved by the shareholders in January 2002. Initially there were 2,000,000 shares reserved under the ESPP. An additional 2,000,000 shares and 3,000,000 shares were authorized for issuance under the ESPP and approved by stockholders in January 2006 and January 2009, respectively. The Company also adopted a tax advantaged sub-plan under the ESPP for its Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the ESPP.
     Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. Unless terminated sooner, the ESPP will terminate on October 17, 2011.
     The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were no stock purchases under the ESPP during the three months ended November 30, 2010 and 2009, respectively. At November 30, 2010, a total of 5,791,719 shares had been issued under the ESPP.
Note 5. Concentration of Risk and Segment Data
a. Concentration of Risk
     The Company operates in 22 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that provides the comprehensive electronics design, production and product management services. The following table sets forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Three months ended
	November 30,	November 30,
	2010	2009
External net revenue:
Mexico	$1,015,027	$843,129
China	804,005	617,603
United States	553,346	428,882
Hungary	422,879	240,042
Malaysia	276,320	219,570
Brazil	200,278	134,732
Other	810,326	604,298

	$4,082,181	$3,088,256

	November 30,	August 31,
	2010	2010
Long-lived assets:
China	$496,620	$483,181
United States	258,253	255,108
Mexico	212,891	212,409
Taiwan	115,043	110,237
Poland	113,283	98,395
Malaysia	101,452	102,700
Other	317,989	321,930

	$1,615,531	$1,583,960

     Total foreign source net revenue represented 86.4% of net revenue for the three months ended November 30, 2010 compared to 86.1% for the three months ended November 30, 2009.
     Sales of the Company’s products are concentrated among specific customers. For the three months ended November 30, 2010, the Company’s five largest customers accounted for approximately 46% of its net revenue and 48 customers accounted for approximately 90% of its net revenue. Sales to the above customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) segments.
     Production levels for the HVS segment are subject to seasonal influences. The Company may realize greater net revenue during its first fiscal quarter due to higher demand for consumer related products manufactured in the HVS segment during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily being indicative of results for the entire fiscal year.
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
     The Company derives its revenue from providing comprehensive electronics design, production and product management services. Management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer evaluates performance and allocates resources on a segment basis. Prior to the first quarter of fiscal year 2011, the Company managed its business based on three segments, Electronic Manufacturing Services, Consumer and Aftermarket Services. On September 1, 2010, the Company reorganized its reporting structure to align with the chief operating decision maker’s management of resource allocation and performance assessment. Accordingly, the Company’s operating segments now consist of three segments — DMS, E&I and HVS. All prior period disclosures below have been restated to reflect this change.
     Net revenue for the operating segments is attributed to the segment in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense, amortization of intangibles, restructuring and impairment charges, loss on disposal of subsidiaries, other (income) expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management.
     The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30,	November 30,
	2010	2009
Net revenue
DMS	$1,394,644	$953,363
E&I	1,164,112	902,985
HVS	1,523,425	1,231,908

	$4,082,181	$3,088,256

Segment income and reconciliation of income before income tax

	Three months ended
	November 30,	November 30,
	2010	2009
DMS	$95,276	$58,494
E&I	52,087	29,986
HVS	34,538	18,027

Total segment income	181,901	106,507
Reconciling items:
Stock-based compensation expense	19,500	13,981
Amortization of intangibles	5,969	7,105
Restructuring and impairment charges	432	3,435
Loss on disposal of subsidiaries	—	15,722
Other (income) expense	(200)	1,038
Interest income	(850)	(907)
Interest expense	22,162	20,116

Income before income tax	$134,888	$46,017

	November 30,	August 31,
	2010	2010
Total assets
DMS	$2,192,517	$2,194,998
E&I	1,058,214	1,033,910
HVS	1,353,208	1,469,476
Other non-allocated assets	1,780,515	1,669,363

	$6,384,454	$6,367,747

Note 6. Commitments and Contingencies
a. Legal Proceedings
     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
b. Warranty Provision
     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability for the three months ended November 30, 2010 and 2009 is as follows (in thousands):

Amount
Balance at August 31, 2010	$10,828
Accruals for warranties	1,290
Settlements	(46)

Balance at November 30, 2010	$12,072

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties	3,099
Settlements	(1,982)

Balance at November 30, 2009	$15,397

Note 7. Goodwill and Other Intangible Assets
     The Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which the Company has determined to be consistent with its operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of loss, if any.
     The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2010 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. On September 1, 2010, the Company reorganized its business into the DMS, E&I and HVS segments. In doing so, the Company reassigned its goodwill to the new reporting units (which are deemed to be consistent with the new segments) and was required to perform an interim goodwill impairment test based on these new reporting units. Based on this interim goodwill impairment test, the Company determined that the fair values of its new reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the interim impairment test.
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the three months ended November 30, 2010 (in thousands):

	August 31, 2010			November 30, 2010
			Foreign
	Gross	Accumulated	Currency	Gross	Accumulated
Reportable Segment	Balance	Impairment Balance	Impact	Balance	Impairment Balance	Net Balance
DMS	$583,423	$(558,768)	$119	$583,542	$(558,768)	$24,774
E&I	335,584	(331,784)	—	335,584	(331,784)	3,800
HVS	132,269	(132,269)	—	132,269	(132,269)	—

Total	$1,051,276	$(1,022,821)	$119	$1,051,395	$(1,022,821)	$28,574

     Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to 10 years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2010 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at November 30, 2010 and August 31, 2010 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
November 30, 2010	amount	amortization	amount
Contractual agreements and customer relationships	$84,406	$(46,251)	$38,155
Intellectual property	75,666	(62,486)	13,180
Trade name	50,313	—	50,313

Total	$210,385	$(108,737)	$101,648

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2010	amount	amortization	amount
Contractual agreements and customer relationships	$83,746	$(43,698)	$40,048
Intellectual property	85,166	(68,989)	16,177
Trade name	47,888	—	47,888

Total	$216,800	$(112,687)	$104,113

     The weighted-average amortization period for aggregate net intangible assets at November 30, 2010 is 7.3 years, which includes a weighted-average amortization period of 9.5 years for net contractual agreements and customer relationships and a weighted-average amortization period of 4.8 years for net intellectual property.
     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2011 (remaining nine months)	$15,587
2012	13,074
2013	8,789
2014	7,635
2015	4,745
Thereafter	1,505

Total	$51,335

Note 8. Trade Accounts Receivable Securitization and Sale Programs
a. Asset-Backed Securitization Program
     In February 2004, the Company entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain foreign and domestic operations. Subsequent to fiscal year 2004, several amendments adjusted the net cash proceeds available at any one time under the securitization program to an amount of $300.0 million. The transactions in this program were historically accounted for as sales under applicable accounting guidance. Effective September 1, 2010, the Company adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance, the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended to again account for the transfer of the applicable accounts receivable as a sale. The amended program allows the Company to continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduits. As the receivables sold are collected, the wholly-owned subsidiary is able to sell additional receivables up to the maximum permitted amount under the program. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. The securitization agreement, as amended on November 5, 2010, expires on November 4, 2011.
     Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The wholly-owned subsidiary is assessed a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period and a usage fee on the utilized portion of the program is equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month. The securitization conduits and the investors in the conduits have no recourse to the Company’s assets for failure of debtors to pay when due.
     The Company continues servicing the receivables sold and in exchange receives a servicing fee. Servicing fees recognized during the three months ended November 30, 2010 and 2009 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     At November 30, 2010, the Company had sold $485.9 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $260.6 million and a net deferred purchase price receivable of approximately $218.8 million which was recorded at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), and takes into account the credit quality and short-term maturity of the related accounts receivable. At November 30, 2009, the Company had sold $418.8 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $164.5 million and retained an interest in the receivables of approximately $254.3 million. Prior to execution of the previously discussed amendment, the Company recognized interest expense of approximately $0.5 million during the three months ended November 30, 2010. Additionally, the Company recognized pretax losses on the sale of receivables of approximately $0.5 million and $1.0 million during the three months ended November 30, 2010 and 2009, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.
b. Foreign Asset-Backed Securitization Program
     In April 2008, the Company entered into an asset-backed securitization program with a bank conduit which originally provided for net borrowings available at any one time of an amount up to $200.0 million. Subsequent to fiscal year 2008, certain amendments have adjusted the net borrowing available at any one time to $100.0 million. In connection with the securitization program certain of the Company’s foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from a third party bank conduit and grants a security interest in the accounts receivable as collateral for the borrowings. The securitization program is accounted for as a borrowing. The Company has the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity and, as such, is deemed the primary beneficiary. Accordingly, the Company consolidates the special purpose entity. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program, as amended on March 18, 2010, expires on March 17, 2011.
     The Company continues servicing the receivables in the program and in exchange receives a servicing fee. Servicing fees recognized during the three months ended November 30, 2010 and 2009 were not material and are included in interest expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     The Company had $82.8 million and $81.9 million of debt outstanding under the program at November 30, 2010 and 2009, respectively. In addition, the Company incurred interest expense of $0.3 million recorded within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2010 compared to $0.7 million for the three months ended November 30, 2009.
c. Trade Accounts Receivable Factoring Agreements
     In October 2004, the Company entered into an agreement with an unrelated third party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Under the terms of the factoring agreement, the Company transfers ownership of eligible trade accounts receivable without recourse to the third party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In September 2010, the factoring agreement was extended through March 31, 2011, at which time it is expected to automatically renew for an additional six-month period.
     The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. The third party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.
     The Company had sold $12.0 million and $19.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at November 30, 2010 and 2009, respectively, and in exchange, received cash proceeds of $11.9 million and $19.7 million at November 30, 2010 and 2009, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement were recorded to other expense within the Condensed Consolidated Statements of Operations.
d. Trade Accounts Receivable Sale Programs
     In fiscal year 2010, the Company entered into two separate uncommitted accounts receivable sale agreements with banks which originally allowed the Company and certain of its subsidiaries to elect to sell and the banks to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million and $75.0 million of specific trade accounts receivable at any one time. During the first quarter of fiscal year 2011, one of the sale programs was amended to increase the facility limit from $150.0 million to $200.0 million of specific trade accounts receivable at any one time. Each of these programs is accounted for as a sale. Net receivables sold under these programs are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The $200.0 million and $75.0 million sale programs expire on May 25, 2011 and August 24, 2011, respectively.

     The Company continues servicing the receivables sold under each trade accounts receivable sale program in exchange for a servicing fee. No servicing asset or liability is recorded at the time of sale as the Company has determined the servicing fee earned is at a market rate. Servicing costs are recognized as incurred over the servicing period.
     At November 30, 2010, the Company had sold $383.7 million of trade accounts receivable under these programs. In exchange, the Company received cash proceeds of $383.4 million. The resulting loss on the sale of trade accounts receivable was $0.3 million for the three months ended November 30, 2010, which was recorded to other expense within the Condensed Consolidated Statements of Operations.
Note 9. Retirement Benefits
     The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom, which provides benefits based on average employee earnings over a three-year service period preceding retirement and (b) primarily unfunded retirement plans mainly in Taiwan, Germany, Japan, The Netherlands, Poland and Austria, which provide benefits based upon years of service and compensation at retirement.
     There are no domestic pension or postretirement benefit plans maintained by the Company.
     The components of net periodic benefit cost for the Company’s pension plans are as follows (in thousands):

	Three months ended
	November 30,	November 30,
	2010	2009
Service cost	$378	$399
Interest cost	1,406	1,510
Expected long-term return on plan assets	(1,096)	(1,119)
Amortization of prior service cost	(6)	(31)
Recognized actuarial loss	500	323

Net periodic benefit cost	$1,182	$1,082

     For the three months ended November 30, 2010, the Company has made contributions of approximately $0.9 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2011 contributions to approximate $3.5 million to $4.2 million.
Note 10. Notes Payable and Long-Term Debt
     Notes payable and long-term debt outstanding at November 30, 2010 and August 31, 2010 are summarized below (in thousands):

	November 30,	August 31,
	2010	2010
7.750% Senior Notes due 2016	$302,212	$301,782
8.250% Senior Notes due 2018	397,235	397,140
5.625% Senior Notes due 2020 (a)	400,000	—
Borrowings under credit facilities	108,500	73,750
Borrowings under loans	2,260	342,380
Securitization program obligations	82,847	71,436
Miscellaneous borrowings	5,323	8

Total notes payable and long-term debt	$1,298,377	$1,186,496
Less current installments of notes payable and long-term debt	198,928	167,566

Notes payable and long-term debt, less current installments	$1,099,449	$1,018,930

     The $400.0 million of 5.625% senior unsecured notes (the “5.625% Senior Notes”), $312.0 million of 7.750% senior unsecured notes (the “7.750% Senior Notes”) and $400.0 million of 8.250% senior unsecured notes (the “8.250% Senior Notes”) outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $393.0 million, $350.2 million and $457.0 million, respectively, at November 30, 2010. The fair value estimates are based upon non-binding market quotes that are corroborated by observable market data (Level 2 criteria).

a. 5.625% Senior Notes Offering
     During the first quarter of fiscal year 2011, the Company issued the ten-year publicly registered 5.625% Senior Notes at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the Credit Facility and partially repay amounts outstanding under the Company’s foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring its repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”
Note 11. Derivative Financial Instruments and Hedging Activities
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
     All derivative instruments are recorded gross on the Condensed Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”), net of tax, and is subsequently reclassified into the line item within the Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized currently in earnings.
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
a. Foreign Currency Risk Management
     Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. A hedging relationship existed that related to certain anticipated foreign currency denominated revenues and expenses, with an aggregate notional amount outstanding of $43.5 million and $49.4 million at November 30, 2010 and 2009, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2010 and April 30, 2011.
     In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2010 and 2009 was $420.0 million and $700.9 million, respectively.
     The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$10,186	$—	$10,186

Liabilities:
Forward foreign exchange contracts	—	(6,600)	—	(6,600)

Total	$—	$3,586	$—	$3,586

     The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2010 (in thousands):

	Fair Values of Derivative Instruments
	At November 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$645	Accrued expense	$636
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$9,541	Accrued expense	$5,964
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2010 (in thousands):

	Fair Values of Derivative Instruments
	At August 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$669	Accrued expense	$1,046
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,814	Accrued expense	$3,268
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the three months ended November 30, 2010 (in thousands):

				Location of Gain	Amount of Gain
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
Derivatives in Cash	Amount of Gain	Location of Gain (Loss)	(Loss)	Income on Derivative	Income on Derivative
Flow Hedging	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Relationship for the	in OCI on	AOCI	AOCI	and Amount Excluded	and Amount Excluded
Three Months Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
November 30, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Forward foreign exchange contracts	$31	Revenue	$364	Revenue	$(107)
Forward foreign exchange contracts	$876	Cost of revenue	$(131)	Cost of revenue	$(162)
Forward foreign exchange contracts	$(58)	Selling, general and administrative	$(24)	Selling, general and administrative	$(13)
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the three months ended November 30, 2009 (in thousands):

				Location of Gain	Amount of Gain
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
Derivatives in Cash	Amount of Gain	Location of Gain (Loss)	(Loss)	Income on Derivative	Income on Derivative
Flow Hedging	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Relationship for the	in OCI on	AOCI	AOCI	and Amount Excluded	and Amount Excluded
Three Months Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
November 30, 2009	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Forward foreign exchange contracts	$1,773	Cost of revenue	$636	Cost of revenue	$627
     As of November 30, 2010, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $0.4 million from the amounts recorded in AOCI as the anticipated cash flows occur.
     The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the three months ended November 30, 2010 (in thousands):

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss) Recognized in	Income on Derivative for the Three months
Derivatives not designated as hedging instruments	Income on Derivative	ended November 30, 2010
Forward foreign exchange contracts	Cost of revenue	$5,716
b. Interest Rate Risk Management
     The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
     During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Condensed Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Condensed Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Condensed Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018.
     The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the three months ended November 30, 2010 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
Derivatives in Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Hedging Relationship for the	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Three Months Ended November	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
30, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—
     The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the three months ended November 30, 2009 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
Derivatives in Cash Flow	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Hedging Relationship for the	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Three Months Ended November	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
30, 2009	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate swap	$(13)	Interest expense	$(1,148)	Interest expense	$—
     As of November 30, 2010, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.
     The following table presents the changes related to cash flow hedges included in AOCI net of tax for the three months ended November 30, 2010 and 2009 (in thousands):

Three months ended
November 30, 2010
Accumulated comprehensive loss, August 31, 2010	$(16,086)
Net gain for the period	849
Net loss transferred to earnings	779

Accumulated comprehensive loss, November 30, 2010	$(14,458)

Three months ended
November 30,2009
Accumulated comprehensive loss, August 31, 2009	$(18,861)
Net gain for the period	1,760
Net loss transferred to earnings	512

Accumulated comprehensive loss, November 30, 2009	$(16,589)

Note 12. Income Taxes
     The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that the Company treated as corporate expenses and that the IRS proposes be charged out to its foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of the Company’s foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, the Company’s additional income tax payment due for the fiscal years 2003 through 2005 would be approximately $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on the Company with respect to fiscal years 2003 through 2005, and the Company anticipates the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.
     The Company disagrees with the proposed adjustments and intends to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the three months ended November 30, 2010. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid).
Note 13. Loss on Disposal of Subsidiaries
a.	Jabil Circuit Automotive, SAS
     On October 27, 2009, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to an unrelated third party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million in the first quarter of fiscal year 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiaries within the Condensed Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.
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
     In connection with this transaction, the Company provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bears interest on a quarterly basis at LIBOR plus 500 basis points and is repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the disposed operations, which if not met, would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, the Company may incur up to an additional $28.5 million of charges. As a result of this sale, the Company recorded a loss on disposition of $8.9 million in the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair value at August 31, 2010 based upon a discounted cash flow analysis (Level 3). These costs were recorded to loss on disposal of subsidiaries within the Consolidated Statements of Operations during the fourth quarter of fiscal year 2010, which is a component of operating income.
Note 14. New Accounting Guidance
a.	Recently Adopted Accounting Guidance
     In October 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for revenue arrangements with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
     In June 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”). The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise’s involvement with a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

     In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This new guidance became effective for the Company on September 1, 2010. This guidance amends previous guidance by eliminating the concept of a qualifying special-purpose entity, creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. As a result of the adoption of this new guidance, the accounts receivable transferred under the asset-backed securitization program, prior to amendment on November 5, 2010, no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, the program was amended to again be accounted for as a sale. The amended program allows the Company to continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. Refer to Note 8 — “Trade Accounts Receivable Securitization and Sale Programs.”
b.	Recently Issued Accounting Guidance
     In July 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. This guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The Company will adopt this accounting standard upon its effective date for periods ending on or after December 15, 2010. This accounting guidance is not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements.
Note 15. Subsequent Events
     The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter Form 10-Q.
     On December 7, 2010, the Company amended and restated its five-year $800.0 million revolving credit facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit in the amount of $1.0 billion, subject to potential increases up to $1.3 billion, and expires on December 7, 2015. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents the adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in the Agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its’ subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
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
     For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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
Overview
     We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the three months ended November 30, 2010 our largest customers currently include Apple Inc., Cisco Systems, Inc., EchoStar Corporation, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Pace plc, Research in Motion Limited and Sony Corporation. For the three months ended November 30, 2010, we had net revenues of approximately $4.1 billion and net income attributable to Jabil Circuit, Inc. of approximately $106.7 million.
     We offer our customers comprehensive electronics design, production and product management services that are responsive to their manufacturing and supply chain management needs. Our business units are capable of providing our customers with varying combinations of the following services:
•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct order fulfillment and configure to order; and

•	aftermarket services.
     We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, Germany, Hungary, India, Ireland, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.
     On September 1, 2010, we reorganized our business into the following three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). Our DMS segment is composed of dedicated resources to manage higher complexity global products in regulated industries and bring materials and process technologies including design and aftermarket services to our global customers. Our E&I and HVS segments offer integrated global supply chain solutions designed to provide cost effective solutions for our customers. Our E&I segment is focused on our customers primarily in the computing, storage, networking and telecommunication sectors. Our HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.
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
     Though significant uncertainty remains regarding the extent and timing of the economic recovery, we continue to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are having a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Also, as a result of the relatively recent negative economic conditions, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Possible future movements of business from us may negatively affect our results of operations.
Summary of Results
     Net revenues for the first quarter of fiscal year 2011 increased approximately 32.2% to $4.1 billion compared to $3.1 billion for the same period of fiscal year 2010. These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers.
     The following table sets forth, for the three month period indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended
	November 30,	November 30,
	2010	2009
Net revenue	$4,082,181	$3,088,256
Gross profit	$310,591	$231,776
Operating income	$156,000	$66,264
Net income attributable to Jabil Circuit, Inc	$106,677	$28,288
Income per share — basic	$0.50	$0.13
Income per share — diluted	$0.49	$0.13
Cash dividend per share — declared	$0.07	$0.07
Key Performance Indicators
     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	November 30,	August 31,	May 31,	February 28,
	2010	2010	2010	2010
Sales cycle	16 days	17 days	16 days	17 days
Inventory turns	7 turns	7 turns	7 turns	7 turns
Days in trade accounts receivable	26 days	33 days	33 days	35 days
Days in inventory	52 days	53 days	50 days	51 days
Days in accounts payable	62 days	69 days	67 days	69 days
     The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2010, days in trade accounts receivable decreased seven days to 26 days as compared to the prior sequential quarter as a result of the adoption of new accounting guidance related to the transfer of financial assets, coupled with an amendment to the asset-backed securitization program during the first quarter of fiscal year 2011, which resulted in a deferred purchase price receivable being recorded to prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets at November 30, 2010 as compared to a retained interest on receivables sold which was recorded to trade accounts receivable on the Condensed Consolidated Balance Sheets at August 31, 2010. Refer to Note 8 — “Trade Accounts Receivable Securitization and Sale Programs” and Note 14 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for further details. During the three months ended November 30, 2010, days in inventory decreased one day to 52 days and inventory turns remained constant at seven turns as compared to the prior sequential quarter primarily due to increased sales activity during the quarter. During the three months ended November 30, 2010, days in accounts payable decreased seven days to 62 days as compared to the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.
Critical Accounting Policies and Estimates
     The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
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
     We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The fair value of acquired amortizable intangible assets impacts the amounts recorded as goodwill.
     We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which we have determined to be consistent with our operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We determine the fair value of our reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of loss, if any.

     We completed our annual impairment test for goodwill during the fourth quarter of fiscal year 2010 and determined that the fair values of our reporting units are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. In addition, on September 1, 2010, we reorganized our business into the DMS, E&I and HVS segments. In doing so, we reassigned goodwill to the new reporting units (which are deemed to be consistent with our segments) and were required to perform an interim goodwill impairment test based on these new reporting units. Based on this interim goodwill impairment test, we determined that the fair values of our new reporting units are substantially in excess of the carrying values and no impairment existed as of the date of the interim impairment test.
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
Retirement Benefits
     We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 9 — “Retirement Benefits” to the Condensed Consolidated Financial Statements.
Income Taxes
     We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the Condensed Consolidated Financial Statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.
     The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that we treated as corporate expenses and that the IRS proposes be charged out to our foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of our foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, our additional income tax payment due for the fiscal years 2003 through 2005 would be approximately $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005, and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.
     We disagree with the proposed adjustments and intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. Accordingly, we did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets during the three months ended November 30, 2010. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, we currently believe that the resolution will not have a material effect on our financial position or liquidity.

Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 12 — “Income Taxes” to the Condensed Consolidated Financial Statements, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
Stock-Based Compensation
     We recognize stock-based compensation expense within our Condensed Consolidated Statements of Operations related to stock appreciation rights using a lattice model to determine the fair value. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance or market conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense could increase or decrease. For further discussion of our stock-based compensation, refer to Note 4 - “Stock-Based Compensation” to the Condensed Consolidated Financial Statements.
Recent Accounting Guidance
     See Note 14 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2010	2009
Net revenue	100.0%	100.0%
Cost of revenue	92.4%	92.5%

Gross profit	7.6%	7.5%
Operating expenses:
Selling, general and administrative	3.6%	4.3%
Research and development	0.1%	0.2%
Amortization of intangibles	0.1%	0.2%
Restructuring and impairment charges	—	0.1%
Loss on disposal of subsidiaries	—	0.5%

Operating income	3.8%	2.2%

Other (income) expense	—	—
Interest income	—	—
Interest expense	0.5%	0.7%

Income before income tax	3.3%	1.5%
Income tax expense	0.7%	0.6%

Net income	2.6%	0.9%
Net income attributable to noncontrolling interests, net of income tax expense	—	—

Net income attributable to Jabil Circuit, Inc	2.6%	0.9%

For the Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009
     Net Revenue. Our net revenue for the three months ended November 30, 2010 increased 32.2% to $4.1 billion up from $3.1 billion for the three months ended November 30, 2009. Specific increases include a 67% increase in the sale of instrumentation and healthcare products; a 54% increase in the sale of specialized services products; a 29% increase in the sale of industrial and CleanTech products; a 29% increase in the sale of E&I products; and a 24% increase in the sale of HVS products. These increases are primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, as well as new customer wins and new program wins with existing customers.

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
     The following table sets forth, for the periods indicated, revenue by sector expressed as a percentage of net revenue. The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recent recessionary conditions; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive sector; seasonality in our business; and business growth from new and existing customers. As discussed in the “Overview” section, on September 1, 2010, we reorganized our business into the following three segments: DMS, E&I and HVS. In conjunction with this reorganization, there have been certain reclassifications made within the reported sectors.
     The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30,	November 30,
	2010	2009
DMS
Specialized Services	15%	13%
Industrial & CleanTech	12%	12%
Instrumentation & Healthcare	7%	6%

Total DMS	34%	31%

Total E&I	28%	29%

Total HVS	38%	40%

Total	100%	100%

     Foreign source revenue represented 86.4% of net revenue for the three months ended November 30, 2010. This is compared to 86.1% of net revenue for the three months ended November 30, 2009, respectively. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next twelve months.
     Gross Profit. Gross profit increased to $310.6 million (7.6% of net revenue) for the three months ended November 30, 2010 from $231.8 million (7.5% of net revenue) for the three months ended November 30, 2009. The increase in gross profit on an absolute basis and as a percentage of net revenue for the three months ended November 30, 2010 versus the same period in the prior fiscal year was primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase, new customer wins and new program wins with existing customers which allow us to better utilize capacity and absorb fixed costs, an increased focus on controlling costs and improving productivity and additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments.
     Selling, General and Administrative. Selling, general and administrative expenses increased to $142.4 million (3.6% of net revenue) for the three months ended November 30, 2010 from $131.6 million (4.3% of net revenue) for the three months ended November 30, 2009. This increase is largely due to $5.5 million in incremental stock-based compensation expense primarily resulting from retirement eligibility provisions that accelerate the requisite service period of certain restricted stock awards and an increase in the number of performance-based restricted stock awards expected to vest and $2.6 million in additional salary expense associated with increased headcount.
     Research and Development. Research and development expenses decreased to $5.7 million (0.1% of net revenue) for the three months ended November 30, 2010 compared to $7.7 million (0.2% of net revenue) for the three months ended November 30, 2009. The decrease for the three months ended November 30, 2010 is primarily due to the completion of certain research and development projects which were moved into the production phase.
     Amortization of Intangibles. We recorded $6.0 million of amortization of intangible assets for the three months ended November 30, 2010 as compared to $7.1 million for the three months ended November 30, 2009. The decrease is primarily attributable to certain intangible assets that became fully amortized since November 30, 2009. For additional information regarding purchased intangibles, see Note 7 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.

     Restructuring and Impairment Charges.
     a. 2009 Restructuring Plan
     Upon the approval by our Board of Directors, we initiated a restructuring plan in the second quarter of fiscal year 2009 (the “2009 Restructuring Plan”). We have substantially completed restructuring activities under this plan and expect to incur the remaining costs over the remainder of fiscal year 2011.
     During the three months ended November 30, 2010, we recorded $0.1 million of restructuring and impairment costs compared to charges of $3.5 million of restructuring and impairment costs during the three months ended November 30, 2009. The charges related to the 2009 Restructuring Plan incurred during the three months ended November 30, 2010 are primarily related to lease commitment costs.
     At November 30, 2010, accrued liabilities of approximately $0.7 million related to the 2009 Restructuring Plan are expected to be paid over the next twelve months.
     The 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.0 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $41.8 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million. Of the $55.0 million of expected annualized cost savings, we have realized a cumulative annualized cost savings of approximately $50.0 million by the end of the first quarter of fiscal year 2011.
     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charges incurred through November 30, 2010 as it was recorded to income tax expense within our Condensed Consolidated Statements of Operations.
     b. 2006 Restructuring Plan
     Upon the approval by our Board of Directors, we initiated a restructuring plan in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan and expect to incur the remaining costs over the remainder of fiscal year 2011.
     During the three months ended November 30, 2010, we recorded approximately $0.3 million of restructuring and impairment charges compared to a reversal of $0.1 million of restructuring and impairment charges recognized for the three months ended November 30, 2009. The restructuring and impairment costs for the three months ended November 30, 2010 are primarily related to lease commitment costs.
     At November 30, 2010, liabilities of approximately $0.6 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $2.1 million relates primarily to the charge for employee severance and termination benefits payments.
     Loss on Disposal of Subsidiaries. On October 27, 2009, we sold the operations of Jabil Circuit Automotive, SAS, an automotive electronic manufacturing subsidiary located in Western Europe to an unrelated third party. In connection with this sale, we recorded a loss on disposition of approximately $15.7 million, which includes approximately $4.2 million in transaction costs incurred in connection with the sale during the three months ended November 30, 2009.
     Other (Income) Expense. We recorded other income of $0.2 million and other expense of $1.0 million for the three months ended November 30, 2010 and 2009, respectively. The increase in other income for the three months ended November 30, 2010 was primarily due to an incremental gain of $0.6 million associated with the purchase of receivables from an unrelated third party and an incremental gain of $0.4 million associated with the sale of an available-for-sale security. In addition, the loss recognized in connection with our trade accounts receivable securitization and sales programs decreased by $0.3 million compared to the first quarter of fiscal year 2010 due to a decrease in interest rates, partially off-set by additional sales under trade accounts receivable programs that were entered into during the third and fourth quarters of fiscal year 2010. For further discussion of our trade accounts receivable securitization and sales programs, see Note 8 — “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements.
     Interest Income. Interest income remained constant at $0.9 million for the three months ended November 30, 2010 and 2009.

     Interest Expense. Interest expense increased to $22.2 million for the three months ended November 30, 2010 from $20.1 million for the three months ended November 30, 2009. The increase was primarily due to interest associated with the issuance of our new 5.625% Senior Notes during the first quarter of fiscal year 2011.
     Income Taxes. Income tax expense reflects an effective tax rate of 20.4% for the three months ended November 30, 2010, as compared to an effective tax rate of 37.2% for the three months ended November 30, 2009. The effective tax rate differs from the previous period due to the sale of the French subsidiary in fiscal year 2010. Also, the tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes”, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2010 for further discussion.
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
     Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, restructuring and impairment charges, goodwill impairment charges, certain distressed customer charges, loss on disposal of subsidiaries, certain deferred tax valuation allowance charges and stock-based compensation expense and related charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining employee performance when determining incentive compensation.
     We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings, presenting what we believe are our “core” manufacturing operations. Most of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring charges, we may be making associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to evaluate these items and the limitations for purposes of analysis in excluding them.
     Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30,	November 30,
	2010	2009
Operating income (U.S. GAAP)	$156,000	$66,264
Amortization of intangibles	5,969	7,105
Stock-based compensation and related charges	19,500	13,981
Restructuring and impairment charges	432	3,435
Loss on disposal of subsidiaries	—	15,722

Core operating income (Non-U.S. GAAP)	$181,901	$106,507

	Three months ended
	November 30,	November 30,
	2010	2009
Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$106,677	$28,288
Amortization of intangibles, net of tax	5,958	7,093
Stock-based compensation and related charges, net of tax	19,005	13,710
Restructuring and impairment charges, net of tax	432	3,438
Loss on disposal of subsidiaries, net of tax	—	15,722

Core earnings (Non-U.S. GAAP)	$132,072	$68,251

Earnings per share: (U.S. GAAP)
Basic	$0.50	$0.13

Diluted	$0.49	$0.13

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.62	$0.32

Diluted	$0.61	$0.32

Common shares used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	214,395	213,665

Diluted	217,405	215,059

     Core operating income for the first quarter of fiscal year 2011 increased 70.8% to $181.9 million compared to $106.5 million for the first quarter of fiscal year 2010. Core earnings increased 93.5% to $132.1 million compared to $68.3 million for the first quarter of fiscal year 2010. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — For the Three Months Ended November 30, 2010 Compared to the Three Months Ended November 30, 2009 — Gross Profit.”
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
Seasonality
     Production levels for the HVS segment are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the HVS segment during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily being indicative of results for the entire fiscal year.
Dividends
     The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2011 and 2010:

	Dividend Information
			Total Cash
	Dividend	Dividend	Dividends		Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared		Dividend Payment	Payment Date
	(in thousands, except for per share data)
Fiscal year 2011:	October 25, 2010	$0.07	$15,563		November 15, 2010	December 1, 2010

Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238		February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221		May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247		August 16, 2010	September 1, 2010

(1)	Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.
Liquidity and Capital Resources
     At November 30, 2010, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization and uncommitted sale programs.
     The following table sets forth, for the three months ended November 30, 2010, selected consolidated cash flow information (in thousands):

	Three months ended
	November 30,	November 30,
	2010	2009
Net cash (used in) provided by operating activities	$(82,728)	$74,263
Net cash used in investing activities	(108,359)	(35,137)
Net cash provided by (used in) financing activities	78,234	(70,406)
Effect of exchange rate changes on cash and cash equivalents	(1,322)	7,075

Net decrease in cash and cash equivalents	$(114,175)	$(24,205)

     Net cash used in operating activities for the three months ended November 30, 2010 was approximately $82.7 million. This resulted primarily from net income of $107.4 million, a $150.1 million increase in inventories, a $139.8 million decrease in accounts payable and accrued expenses and a $17.2 million increase in prepaid expenses and other current assets; which were partially offset by $75.0 million in non-cash depreciation and amortization expense, $19.5 million in non-cash stock-based compensation expense, a $13.2 million increase in income tax payable and an $11.2 million decrease in trade accounts receivable. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The decrease in accounts receivable was primarily driven by improved cash collections partially offset by increased sales levels. The increase in prepaid expenses and other current assets was primarily driven by our purchase of receivables from an unrelated third party. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins, as well as raw material shortages due to a constrained materials environment. For further discussion of material shortages see “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”
     Net cash used in investing activities for the three months ended November 30, 2010 was $108.4 million. This consisted primarily of capital expenditures of $101.3 million principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades and $14.9 million for the cost of receivables purchased from an unrelated third party, net of collections; which were partially offset by $5.8 million of proceeds from the disposal of an available for sale investment and $2.0 million of proceeds from the sale of property and equipment.
     Net cash provided by financing activities for the three months ended November 30, 2010 was $78.2 million. This resulted from our receipt of approximately $1.7 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $1.1 billion of borrowings under the revolving portion of the Company’s five year unsecured credit facility dated as of July 19, 2007 (the “Credit Facility”) and $400.0 million in borrowings as we completed the offering of $400.0 million in aggregate principal amount of publicly-registered 5.625% senior unsecured notes (the “5.625% Senior Notes”). This was offset by repayments in an aggregate amount of approximately $1.6 billion during the three months ended November 30, 2010, which primarily included an aggregate of $1.1 billion of repayments under the revolving portion of the Credit Facility and $340.0 million under the term portion of the Credit Facility. In addition, we paid $15.2 million of dividends to stockholders during fiscal year 2011.
     We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under the Amended and Restated Credit Facility and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time to time, to augment our liquidity and capital resources.
     During the second quarter of fiscal year 2004, we entered into an asset-backed securitization program with a bank, which originally provided for net cash proceeds at any one time of an amount up to $100.0 million on the sale of eligible trade accounts receivable of certain domestic operations. Subsequent to fiscal year 2004, several amendments have adjusted the net cash proceeds available at any one time under the securitization program to an amount of $300.0 million and extended the program until November 4, 2011. The transactions in this program were historically accounted for as sales under applicable accounting guidance. Effective September 1, 2010, we adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended to again account for the transfer of applicable accounts receivable as a sale. The amended program allows us to continuously sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the claims of the conduits. As the receivables sold are collected, we are able to sell additional receivables up to the maximum permitted amount under the program. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. Net receivables sold under this program are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We pay a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period and a usage fee on the utilized portion of the program equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month. The securitization conduits and the investors in the conduits have no recourse to our assets for failure of debtors to pay when due. We continue to service, administer and collect the receivables sold under this program and in exchange receive a servicing fee. Servicing fees recognized during the three months ended November 30, 2010 and 2009 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. At November 30, 2010, we had sold $485.9 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $260.6 million and a deferred purchase price receivable of approximately $218.8 million which was recorded at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), and takes into account the credit quality and short-term maturity of the related accounts receivable. At November 30, 2009, we had sold $418.8 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $164.5 million and retained an interest in the receivables of approximately $254.3 million. In connection with the securitization program, we recognized interest expense of approximately $0.5 million during the three months ended November 30, 2010 and prior to execution of the previously discussed amendment. Additionally, we recognized pretax losses on the sale of receivables of approximately $0.5 million and $1.0 million during the three months ended November 30, 2010 and 2009, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations. See Note 8 — “Trade Accounts Receivable Securitization and Sale Programs” and Note 14 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements.
     During the first quarter of fiscal year 2005, we entered into an agreement with an unrelated third party for the factoring of specific trade accounts receivable of a foreign subsidiary. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Under the terms of the factoring agreement, we transfer ownership of eligible trade accounts receivable without recourse to the third party purchaser in exchange for cash. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss within our Condensed Consolidated Statements of Operations in the period of the sale. In September 2010, the factoring agreement was extended through March 31, 2011, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated

Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. The third party purchaser has no recourse to our assets for failure of debtors to pay when due. We had sold $12.0 million and $19.7 million of trade accounts receivable, which represents the face amount of total outstanding receivables at November 30, 2010 and 2009, respectively, and in exchange, received cash proceeds of $11.9 million and $19.7 million at November 30, 2010 and 2009, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement were recorded to other expense within the Condensed Consolidated Statements of Operations.
     In fiscal year 2010, we entered into two separate uncommitted accounts receivable sale agreements with banks which originally allowed us and certain of our subsidiaries to elect to sell and the banks to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million and $75.0 million of specific trade accounts receivable at any one time. The sale programs have been amended to increase the facility limits from $150.0 million to $200.0 million and from $75.0 million to $100.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The $200.0 million and $100.0 million sale programs expire on May 25, 2011 and August 24, 2011, respectively.
     We continue to service the receivables sold under each trade accounts receivable sales program in exchange for a servicing fee. No servicing asset or liability is recorded at the time of sale as we have determined the servicing fee earned is at a market rate. Servicing costs are recognized as incurred over the servicing period. For the three months ended November 30, 2010, we had sold $383.7 million of trade accounts receivable pursuant to the agreements discussed in the immediately preceding two paragraphs. In exchange, we received cash proceeds of $383.4 million. The resulting loss on the sale of trade accounts receivable sold under this sales program was $0.3 million for three months ended November 30, 2010 which was recorded to other expense within our Condensed Consolidated Statements of Operations.
     Notes payable and long-term debt outstanding at November 30, 2010 and August 31, 2010 are summarized below (in thousands):

	November 30,	August 31,
	2010	2010
7.750% Senior Notes due 2016 (a)	$302,212	$301,782
8.250% Senior Notes due 2018 (b)	397,235	397,140
5.625% Senior Notes due 2020 (c)	400,000	—
Borrowings under credit facilities (d)	108,500	73,750
Borrowings under loans (e)	2,260	342,380
Securitization program obligations (f)	82,847	71,436
Miscellaneous borrowings	5,323	8

Total notes payable and long-term debt	1,298,377	$1,186,496
Less current installments of notes payable and long-term debt	198,928	167,566

Notes payable and long-term debt, less current installments	$1,099,449	$1,018,930

(a)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered senior unsecured notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

(c)	During the first quarter of fiscal year 2011, we issued the 5.625% Senior Notes at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the Credit Facility and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”

(d)	As of November 30, 2010, three of our foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates ranging from 1.82% to 4.02% with $108.5 million outstanding at November 30, 2010.

(e)	During the fourth quarter of fiscal year 2007, we entered into the five-year Credit Facility which provided for a revolving credit portion in the initial amount of $800.0 million, subject to potential increases up to $1.0 billion, and provided for a term portion in the amount of $400.0 million. During the three months ended November 30, 2010, we borrowed $1.1 billion against the revolving credit portion of the Credit Facility. These borrowings were repaid in full during the first quarter of fiscal year 2011. A draw in the amount of $400.0 million was made under the term portion of the Credit Facility in the fourth quarter of fiscal year 2007, and was repaid in full during the first quarter of fiscal year 2011.

On December 7, 2010, we amended and restated the Credit Facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit in the amount of $1.0 billion, subject to potential increases up to $1.3 billion, and expires on December 7, 2015. Some or all of the lenders under the Amended and Restated Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many if not most of the agents and lenders under the Amended and Restated Credit Facility held positions as agent and/or lender under our Credit Facility. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the credit agreement) and loss on sale of trade accounts receivables pursuant to any of our, or our subsidiaries, securitization programs. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

In addition to the loans described above, at November 30, 2010, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.3 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Condensed Consolidated Balance Sheets.

(f)	During the third quarter of fiscal year 2008, we entered into an asset-backed securitization program with a bank conduit which originally provided for net borrowings available at any one time of an amount up to $200.0 million. Subsequent to fiscal year

2008, certain amendments have adjusted the net borrowing available at any one time to $100.0 million. In connection with the securitization program certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from a third party bank conduit and grants a security interest in the accounts receivable as collateral for the borrowings. The securitization program is accounted for as a borrowing. We have the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity and, as such, are deemed the primary beneficiary. Accordingly, we consolidate the special purpose entity. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The securitization program, as amended on March 18, 2010, expires on March 17, 2011. We continue servicing the receivables in the program and in exchange receive a servicing fee. Servicing fees recognized during the three months ended November 30, 2010 and 2009 were not material and are included in interest expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. We had $82.8 million and $81.9 million of debt outstanding under the program at November 30, 2010 and 2009, respectively. In addition, we incurred interest expense of $0.3 million and $0.7 million recorded within our Condensed Consolidated Statements of Operations during the three months ended November 30, 2010 and 2009, respectively.
     At November 30, 2010 and 2009, we were in compliance with all covenants under the Credit Facility and our securitization programs.
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
     For discussion of our cash management and risk management policies, see “Quantitative and Qualitative Disclosures About Market Risk.”
     We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $375.0 million to $425.0 million, principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities and our working capital requirements for the next 12 months. Our $300.0 million asset-backed securitization program expires in November 2011, our $100.0 million foreign asset-backed securitization program expires in March 2011 and our $200.0 million and $100.0 million uncommitted trade accounts receivable sale programs expire in May 2011 and August 2011, respectively, and we may be unable to renew any or all of them.
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
     Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of November 30, 2010 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable and long-term debt	$1,298,377	$198,928	$2	$—	$1,099,447
Future interest on notes payable and long-term debt (a)	609,899	80,565	161,352	161,131	206,851
Operating lease obligations	189,899	48,418	70,081	38,694	32,706

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Estimated future benefit payments to plan	51,251	4,404	9,382	9,531	27,934
Capital commitments (b)	—	—	—	—	—

Total contractual cash obligations (c)	$2,149,426	$332,315	$240,817	$209,356	$1,366,938

(a)	At November 30, 2010, our notes payable and long-term debt pay interest at predominately fixed rates.

(b)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $4.8 million as of November 30, 2010. The remaining commitment of $5.2 million is callable over the next 33 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(c)	At November 30, 2010, we have $0.6 million and $89.4 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2010, except for certain foreign currency contracts, with a notional amount outstanding of $43.5 million and a fair value of $0.6 million recorded in prepaid and other current assets and $0.6 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.
     The aggregate notional amount of outstanding contracts at November 30, 2010 that do not qualify as accounting hedges was $420.0 million. The fair value of these contracts amounted to a $9.5 million asset recorded in prepaid and other current assets and a $6.0 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with five months being the maximum term of the contracts outstanding at November 30, 2010. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian real, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2010, there were no significant outstanding investments.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $191.3 million in borrowings outstanding under these facilities at November 30, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2010. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     For our fiscal quarter ended November 30, 2010, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended November 30, 2010, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
     The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our sales associated with consumer-related products are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”
Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.
     For the three months ended November 30, 2010, our five largest customers accounted for approximately 46% of our net revenue and our top 48 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     Our revenues declined in 2009 as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations over this period and similar conditions may exist in the future. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production and product management services to our customers. If one or more of our customers were to become insolvent (which two of our customers experienced in fiscal year 2009) or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
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
     At times our customers have been, and may be in the future, unsuccessful in addressing these competitive challenges, or any others that they may face, and their business has been, and may be in the future, materially adversely affected. As a result, the demand for our services has at times declined and may decline in the future. Even if our customers are successful in responding to these challenges, their responses may have consequences which affect our business relationships with our customers (and possibly our results of operations) by altering our production cycles and inventory management.

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
     Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory which we may not be able to sell to the customer or a third party. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value.
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
     Most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors; however, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. These shortages resulted in a delay in the realization of an incremental amount of revenue, which, if realized in fiscal year 2010, would have likely had a positive impact on our gross profit and net income. Some shortages are occurring currently, and may continue to occur. We believe these shortages may be due to increased economic activity following recent recessionary conditions. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations.
     In addition, if a component shortage is threatened or we anticipate one, we may purchase such component early to avoid a delay or interruption in our operations. A possible result of such an early purchase is that we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would adversely affect our gross profit and net income. A component shortage may also require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we’ve historically purchased and could cause us to incur costs to bring such components up to our typical quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
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
     There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place and the National Bureau of Economic Research declared that the U.S. recession ended in June 2009, such recovery may be weak and/or short-lived. Recessionary conditions may return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels and (c) collect receivables; (2) could increase our need for cash; and (3) have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.
The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

     The effects of the recent credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Amended and Restated Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on November 4, 2011, our $100.0 million foreign asset-backed securitization program expiring on March 17, 2011 or our $200.0 million and $100.0 million uncommitted trade accounts receivable sale programs expiring on May 25, 2011 and August 24, 2011, respectively, the effects of the recent credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.
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
     We derived 86.4% of net revenue from international operations for the three months ended November 30, 2010 compared to 86.1% for the three months ended November 30, 2009. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months. At November 30, 2010, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;
•	less flexible employee relationships which can be difficult and expensive to terminate;
•	labor unrest and dissatisfaction, including increased scrutiny of the labor practices (including but not limited to working conditions, compliance with employment and labor laws and compensation) of us and others in our industry by the media and other third parties, which may result in further scrutiny and allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;
•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);
•	inadequate infrastructure for our operations (for example, lack of adequate power, water, transportation and raw materials);
•	health concerns and related government actions;
•	coordinating our communications and logistics across geographic distances and multiple time zones;
•	risk of governmental expropriation of our property;
•	less favorable, or relatively undefined, intellectual property laws;
•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;
•	longer customer payment cycles and difficulty collecting trade accounts receivable;
•	domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR, as well as additional export duties, import controls and trade barriers (including quotas);
•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;
•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies or interprets its tax laws;
•	legal or political constraints on our ability to maintain or increase prices;
•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;
•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;
•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;
•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and
•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
     We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” for further details. If we incur unexpected restructuring charges related to the 2006 Restructuring Plan, the 2009 Restructuring Plan, or both, or in connection with any potential future restructuring program, our financial condition and results of operations may suffer. We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. We also may decide to transfer certain operations to other geographies based on changes in our customers’ requirements, the tax rates in the jurisdictions in which we operate or other factors. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.
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
     We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the Food and Drug Administration and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes that we use to produce them often are highly complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us or expose us to liability to pay for the recall of a product. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.
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
Our design services and turnkey solutions offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.
     We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we also continue to offer design services related to collaborative design manufacturing. We also offer turnkey solutions for the design and manufacture of end-user products and components as well as related services. Providing such products and services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services, including an increase in exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or process, or components we use, infringe third party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products or provide services. No revenue may be generated from these efforts, particularly if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design or offer satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.
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
     Our turnkey solutions products and services and those of our customers may compete against the products of other companies, many of whom may own the intellectual property rights underlying those products. Such products and services may also infringe the intellectual property rights of third parties that may hold key intellectual property rights in areas in which we operate but which such third parties do not actively provide products or services. Patent clearance or licensing activities, if any, may be inadequate to anticipate and avoid third party claims. As a result, in addition to the risk that we could become subject to claims of intellectual property infringement, our customers or suppliers could become subject to infringement claims. Additionally, customers for our turnkey solutions, or collaborative designs in which we have significant technology contributions, typically require that we indemnify them against the risk of intellectual property infringement. If any claims are brought against us or against our customers for such infringement, regardless of their merits, we could be required to expend significant resources in the defense or settlement of such claims, or in the defense or settlement of related indemnification claims from our customers. In the event of a claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such a license on reasonable terms or at all. Our customers may be required to or decide to discontinue products which are alleged to be infringing rather than face continued costs of defending the infringement claims, and such discontinuance may result in a significant decrease in our business.

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
     Our failure to comply with any applicable regulatory requirements or with related contractual obligations could result in our being directly or indirectly liable for costs (including product recall and/or replacement costs), fines or penalties and third party claims, and could jeopardize our ability to conduct business in the jurisdictions implementing them.
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
          For example, during the third quarter of fiscal year 2010, the Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report on April 30, 2010 proposing adjustments primarily related to: (1) certain costs that we treated as corporate expenses and that the IRS proposes be charged out to our foreign affiliates and (2) certain purported intangible values the IRS felt were transferred to certain of our foreign subsidiaries free of charge. If the IRS ultimately prevails in its positions, our additional income tax payment due for the fiscal years 2003 through 2005 would be approximately $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005 and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues. We disagree with the proposed adjustments and intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 12 – “Income Taxes” to the Condensed Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes and Note 4 – “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
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
Our credit rating may be downgraded.
     Our credit is rated by credit rating agencies. Our 7.750% Senior Notes, our 8.250% Senior Notes and our 5.625% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by Moody’s and S&P and “investment grade” debt by Fitch. Any potential future negative change in our credit rating, may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; may negatively impact the price of our common stock; may increase our interest payments under existing debt agreements; and may have other negative implications on our business, many of which are beyond our control. In addition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.
Our amount of debt could significantly increase in the future.
     As of November 30, 2010, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of November 30, 2010, there was $198.9 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 10 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
     As of the filing of this Quarterly Report, we have the ability to borrow up to $1.0 billion under the Amended and Restated Credit Facility. In addition, the Amended and Restated Credit Facility contemplates a potential increase of the revolving credit portion of up to an additional $300.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.
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
     Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, two of our customers each filed a petition in fiscal year 2009 for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful trade accounts receivable was $7.5 million as of November 30, 2010 (which represented approximately 1% of our gross trade accounts receivable balance) and $13.9 million as of August 31, 2010 (which represented approximately 1% of our gross trade accounts receivable balance).
Certain of our existing stockholders have significant control.
     At November 30, 2010, our executive officers, directors and certain of their family members collectively beneficially owned 11.9% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 6.9%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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
     The Sarbanes-Oxley Act of 2002, as well as related rules promulgated by the SEC and the NYSE, required changes in some of our corporate governance, securities disclosure and compliance practices. Compliance with these rules has increased our legal and financial accounting costs for several years following the announcement and effectiveness of these new rules. While these costs are no longer increasing, they may in fact increase in the future. In addition, given the recent turmoil in the securities and credit markets, as well as the global economy, many U.S. and international governmental, regulatory and supervisory authorities including, but not limited to, the SEC and the NYSE, have recently enacted additional changes in their laws, regulations and rules (such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act) and may be contemplating additional changes. These changes, and any such future changes, may cause our legal and financial accounting costs to increase.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our former independent registered public accounting firm,

KPMG LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2010. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements.
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
     The Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities and related reserves, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations. In addition, the principles of U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to create appropriate accounting policies, and interpret such policies. A change in those policies can have a significant effect on our accounting methods. For example, although not yet currently required, the SEC could require us to adopt the International Financial Reporting Standards in the next few years, which could have a significant effect on certain of our accounting methods.
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
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information relating to the Company’s repurchase of common stock for the first quarter of fiscal year 2011.

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
September 1, 2010 — September 30, 2010	—	$—	—	—
October 1, 2010 — October 31, 2010	674,898	$14.27	—	—
November 1, 2010 — November 30, 2010	—	$—	—	—
Total	674,898	$14.27	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.

Item 3: DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4: (REMOVED AND RESERVED)
Item 5: OTHER INFORMATION
     None.

Item 6: EXHIBITS

3.1(1)	—	The Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	The Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Senior Debt Indenture, dated as of July 21, 2003, with respect to the Senior Debt of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.4(5)	—	First Supplemental Indenture, dated as of July 21, 2003, with respect to the 5.875% Senior Notes, due 2010, of the Registrant, between the Registrant and The Bank of New York, as trustee.

4.5(6)	—	Indenture, dated January 16, 2008 by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.6(7)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.7(8)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.8(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4. 9(9)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4. 10(9)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

10.1	—	Amended and Restated Senior Unsecured Five-Year Credit Agreement, dated as of December 7, 2010, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; and The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on July 21, 2003.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: January 7, 2011	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: January 7, 2011	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
10.1	—	Amended and Restated Senior Unsecured Five-Year Credit Agreement, dated as of December 7, 2010, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; and The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.