Form 10-Q
period 2011-02-28
JABIL CIRCUIT INC
filed 2011-04-08
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 30, 2011, there were 218,513,166 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,	August 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$902,317	$744,329
Trade accounts receivable, net of allowance for doubtful accounts of $7,611 at February 28, 2011 and $13,939 at August 31, 2010	1,051,482	1,408,319
Inventories	2,160,275	2,094,135
Prepaid expenses and other current assets	600,816	349,165
Income taxes receivable	38,213	35,560
Deferred income taxes	19,152	22,510

Total current assets	4,772,255	4,654,018

Property, plant and equipment, net of accumulated depreciation of $1,257,927 at February 28, 2011 and $1,166,807 at August 31, 2010	1,547,394	1,451,392
Goodwill	49,094	28,455
Intangible assets, net of accumulated amortization of $116,088 at February 28, 2011 and $112,687 at August 31, 2010	97,750	104,113
Deferred income taxes	67,497	55,101
Other assets	78,795	74,668

Total assets	$6,612,785	$6,367,747

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$137,508	$167,566
Accounts payable	2,672,382	2,741,719
Accrued expenses	699,002	672,252
Income taxes payable	33,275	19,236
Deferred income taxes	4,814	4,401

Total current liabilities	3,546,981	3,605,174

Notes payable and long-term debt, less current installments	1,100,547	1,018,930
Other liabilities	62,711	63,058
Income tax liability	91,889	86,351
Deferred income taxes	2,260	1,462

Total liabilities	4,804,388	4,774,975

Commitments and contingencies Equity:
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000,000 shares; 223,439,475 and 219,532,908 shares issued and 213,723,960 and 210,496,989 shares outstanding at February 28, 2011 and August 31, 2010, respectively	223	220
Additional paid-in capital	1,595,848	1,541,507
Retained earnings	253,664	123,303
Accumulated other comprehensive income	161,219	122,062
Treasury stock at cost, 9,715,515 shares at February 28, 2011 and 9,035,919 shares at August 31, 2010	(218,768)	(209,046)

Total Jabil Circuit, Inc. stockholders’ equity	1,792,186	1,578,046
Noncontrolling interests	16,211	14,726

Total equity	1,808,397	1,592,772

Total liabilities and equity	$6,612,785	$6,367,747

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Net revenue	$3,928,663	$3,004,644	$8,010,844	$6,092,900
Cost of revenue	3,632,263	2,781,898	7,403,853	5,638,378

Gross profit	296,400	222,746	606,991	454,522
Operating expenses:
Selling, general and administrative	141,807	146,264	284,256	277,817
Research and development	6,540	7,425	12,281	15,122
Amortization of intangibles	5,665	6,643	11,634	13,748
Restructuring and impairment charges	196	635	628	4,070
Settlement of receivables and related charges	13,607	—	13,607	—
Loss on disposal of subsidiaries	23,944	—	23,944	15,722

Operating income	104,641	61,779	260,641	128,043
Other expense	847	1,125	647	2,163
Interest income	(739)	(644)	(1,589)	(1,551)
Interest expense	25,777	20,030	47,939	40,146

Income before income tax	78,756	41,268	213,644	87,285
Income tax expense	23,038	11,446	50,515	28,582

Net income	55,718	29,822	163,129	58,703
Net income (loss) attributable to noncontrolling interests, net of income tax expense	315	(8)	1,049	585

Net income attributable to Jabil Circuit, Inc.	$55,403	$29,830	$162,080	$58,118

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.26	$0.14	$0.75	$0.27

Diluted	$0.25	$0.14	$0.74	$0.27

Weighted average shares outstanding:
Basic	215,170	213,625	214,781	214,040

Diluted	221,022	214,760	219,469	215,916

Cash dividends declared per common share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Net income	$55,718	$29,822	$163,129	$58,703

Other comprehensive income (loss):
Foreign currency translation adjustment	25,265	(33,028)	35,996	(25,307)
Change in fair value of derivative instruments, net of tax	1,680	(1,926)	2,529	(166)
Amortization of loss on hedge arrangements, net of tax	(147)	2,025	632	2,537

Comprehensive income (loss)	82,516	(3,107)	202,286	35,767
Comprehensive income (loss) attributable to noncontrolling interests	315	(8)	1,049	585

Comprehensive income (loss) attributable to Jabil Circuit, Inc.	$82,201	$(3,099)	$201,237	$35,182

     Accumulated foreign currency translation adjustments were $204.4 million at February 28, 2011 and $168.4 million at August 31, 2010. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock
					Accumulated
			Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	Income	Stock	Interests	Equity
Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772
Shares issued upon exercise of stock options	654,929	—	9,145	—	—	—	—	9,145
Shares issued under employee stock purchase plan	506,250	1	5,648	—	—	—	—	5,649
Issuance and vesting of restricted stock awards	2,745,143	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(679,351)	—	—	—	—	(9,722)	—	(9,722)
Recognition of stock-based compensation	—	—	39,718	—	—	—	—	39,718
Tax (shortfall) of options exercised	—	—	(168)	—	—	—	—	(168)
Declared dividends	—	—	—	(31,719)	—	—	—	(31,719)
Comprehensive income	—	—	—	162,080	39,157	—	1,049	202,286
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	436	436

Balance at February 28, 2011	213,723,960	$223	$1,595,848	$253,664	$161,219	$(218,768)	$16,211	$1,808,397

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	February 28,	February 28,
	2011	2010
Cash flows from operating activities:
Net income	$163,129	$58,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,874	142,461
Recognition of deferred grant proceeds	(977)	(979)
Amortization of loss on hedge arrangement	1,953	1,975
Amortization of debt issuance costs and discount	2,734	1,844
Recognition of stock-based compensation expense	39,801	40,493
Deferred income taxes	(6,682)	(4,709)
Restructuring and impairment charges	628	4,070
Provision for allowance for doubtful accounts and notes receivable	225	(264)
Excess tax benefit from options exercised	(72)	(125)
Loss on sale of property	1,983	3,302
Settlement of receivables and related charges	12,673	—
Loss on disposal of subsidiaries	23,944	12,756
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	178,311	43,214
Inventories	(104,299)	(361,147)
Prepaid expenses and other current assets	(14,590)	(25,152)
Other assets	(10,723)	4,027
Accounts payable and accrued expenses	(84,673)	166,645
Income taxes payable	12,366	17,678

Net cash provided by operating activities	367,605	104,792

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	3,985	—
Acquisition of property, plant and equipment	(207,347)	(116,371)
Proceeds from sale of property, plant and equipment	9,817	5,325
Cost of receivables acquired, net of cash collections	(33,247)	—
Proceeds on disposal of available for sale investments	5,800	—

Net cash used in investing activities	(220,992)	(111,046)

Cash flows from financing activities:
Borrowings under debt agreements	3,149,528	1,948,926
Payments toward debt agreements	(3,100,167)	(1,988,253)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	14,794	5,832
Treasury stock minimum tax withholding related to vesting of restricted stock	(9,722)	(3,288)
Dividends paid to stockholders	(30,214)	(29,921)
Bond issuance costs	(14,547)	—
Excess tax benefit from options exercised	72	125

Net cash provided by (used in) financing activities	9,744	(66,579)

Effect of exchange rate changes on cash and cash equivalents	1,631	(9,302)

Net increase (decrease) in cash and cash equivalents	157,988	(82,135)
Cash and cash equivalents at beginning of period	744,329	876,272

Cash and cash equivalents at end of period	$902,317	$794,137

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2010. Results for the three month and six month periods ended February 28, 2011 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2011.
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.
Note 2. Inventories
     The components of inventories consist of the following (in thousands):

	February 28,	August 31,
	2011	2010
Raw materials	$1,535,767	$1,509,886
Work in process	386,028	390,069
Finished goods	238,480	194,180

Total inventories	$2,160,275	$2,094,135

Note 3. Earnings Per Share and Dividends
a. Earnings Per Share
     The Company calculates its basic earnings per share by dividing net income attributable to Jabil Circuit, Inc. by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, participating securities are not included in the basic loss per share calculation as such participating securities are not contractually obligated to fund losses. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except earnings per share data):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Numerator:
Net income attributable to Jabil Circuit, Inc.	$55,403	$29,830	$162,080	$58,118

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	213,285	209,182	212,374	208,769
Share-based payment awards classified as participating securities	1,885	4,443	2,407	5,271

Denominator for basic earnings per share	215,170	213,625	214,781	214,040

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	915	285	893	157
Dilutive unvested restricted stock awards	4,937	850	3,795	1,719

Denominator for diluted earnings per share	221,022	214,760	219,469	215,916

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.26	$0.14	$0.75	$0.27

Diluted	$0.25	$0.14	$0.74	$0.27

     For the three months and six months ended February 28, 2011, options to purchase 4,154,857 and 4,190,297 shares of common stock, respectively, and 5,364,409 and 5,401,785 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and six months ended February 28, 2010, options to purchase 5,328,227 and 6,646,807 shares of common stock, respectively, and 7,997,232 and 7,997,567 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
b. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 28, 2011 and 2010:

Dividend Information
			Total Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
	(in thousands, except for per share data)
Fiscal year 2011:	October 25, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 25, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011

Fiscal year 2010:	October 22, 2009	$0.07	$15,186 (1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010

(1)	Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).
Note 4. Stock-Based Compensation
     The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $20.3 million and $39.8 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2011, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.3 million and $0.8 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2011, respectively. Included in the compensation expense recognized by the Company are $1.3 million and $2.0 million related to the Company’s employee stock purchase plan (“ESPP”) during the three months and six months ended February 28, 2011, respectively. The Company recorded $26.5 million and $40.5 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2010, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.3 million and $0.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2010, respectively. Included in the compensation expense recognized by the Company are $1.3 million and $2.2 million related to the Company’s ESPP during the three months and six months ended February 28, 2010, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At February 28, 2011 and August 31, 2010, $0.4 million and $0.2 million, respectively, of stock-based compensation costs were classified as inventories on the Condensed Consolidated Balance Sheets.
     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the six months ended February 28, 2011 and 2010 was $14.8 million and $5.8 million, respectively. The proceeds for the six months ended February 28, 2011 and 2010 were offset by $9.7 million and $3.3 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 679,351 shares and 218,782 shares of the Company’s common stock during the six months ended February 28, 2011 and 2010, respectively. The shares have been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

          A new stock award and incentive plan (the “2011 Plan”) was adopted by the Board of Directors in the first quarter of fiscal year 2011 and approved by the stockholders in the second quarter of fiscal year 2011. The 2011 Plan provides for the granting of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 8,850,000. If any portion of an outstanding award that was granted under the 2002 Stock Incentive Plan (the “2002 Plan”), which was terminated immediately upon the effectiveness of the 2011 Plan, for any reason expires or is terminated or canceled or forfeited on or after the date of termination of the 2002 Plan, the shares allocable to the expired, terminated, canceled, or forfeited portion of such 2002 Plan award shall be available for issuance under the 2011 Plan.
     The current ESPP was adopted by the Company’s Board of Directors in the first quarter of fiscal year 2002 and approved by the shareholders in the second quarter of fiscal year 2002. Initially there were 2,000,000 shares reserved under the current ESPP. An additional 2,000,000 shares and 3,000,000 shares were authorized for issuance under the current ESPP and approved by stockholders in the second quarter of fiscal years 2006 and 2009, respectively. A new ESPP was adopted by the Company’s Board of Directors in the first quarter of fiscal year 2011 and approved by the shareholders in the second quarter of fiscal year 2011 with 6,000,000 shares authorized for issuance. The new ESPP will begin issuing shares after the purchase period ending June 30, 2011. The Company also adopted a tax advantaged sub-plan under the ESPP for its Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the ESPP.
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
     There were no options granted during the six months ended February 28, 2011. The weighted-average grant-date fair value per share of Options granted during the six months ended February 28, 2010 was $6.36. The total intrinsic value of Options exercised during the six months ended February 28, 2011 and 2010 was $3.5 million and $1.0 million, respectively. As of February 28, 2011, there was $3.0 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of Options vested during the six months ended February 28, 2011 and 2010 was $4.9 million and $10.2 million, respectively.
     Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Expected dividend yield	*	1.9%	*	1.9%
Risk-free interest rate	*	0.1% to 3.4%	*	0.1% to 3.4%
Weighted-average expected volatility	*	60.2%	*	60.2%
Weighted-average expected life	*	5.6 years	*	5.6 years

*	The Company did not grant Options during the three months and six months ended February 28, 2011.
     The following table summarizes Option activity from August 31, 2010 through February 28, 2011:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at August 31, 2010	10,480,001	13,154,272	$95	$24.10	4.09

Options authorized	8,850,000	—
Options expired	(810,611)	—		$31.74
Options granted	—	—		—
Options canceled	1,072,898	(1,072,898)		$9.84
Restricted stock awards(1)	(4,753,554)	—
Options exercised	—	(663,640)		$14.08

Balance at February 28, 2011	14,838,734	11,417,734	$14,585	$24.10	4.0

Exercisable at February 28, 2011		10,979,767	$14,070	$24.26	3.9

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
b. Restricted Stock Awards
     Certain key employees have been granted time-based, performance-based, and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities from 0% to 200%, depending on the level of achievement of the specified performance condition. The market-based restricted awards have a vesting condition that is tied to the Standard and Poor’s 500 Composite Index.
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
     At February 28, 2011, there was $99.8 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Plan and 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.
     The following table summarizes restricted stock activity from August 31, 2010 through February 28, 2011:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Non-vested balance at August 31, 2010	12,189,271	$13.13

Changes during the period
Shares granted(1)	6,102,534	$14.23
Shares vested	(2,649,143)	$17.03
Shares forfeited	(1,348,980)	$13.04

Non-vested balance at February 28, 2011	14,293,682	$12.88

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
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

     The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were 506,250 and 740,720 shares purchased under the ESPP during the six months ended February 28, 2011 and 2010, respectively. At February 28, 2011, a total of 6,297,969 shares had been issued under the ESPP.
     The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Expected dividend yield	1.1%	0.8%	1.1%	0.8%
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
Weighted-average expected volatility	49.7%	49.0%	49.7%	49.0%
Expected life	.5 years	.5 years	.5 years	.5 years
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

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
External net revenue:
Mexico	$943,808	$716,051	$1,958,835	$1,559,181
China	791,137	520,147	1,595,142	1,137,750
United States	591,461	509,953	1,144,807	938,834
Hungary	416,137	282,061	839,016	522,103
Malaysia	280,228	280,272	556,547	499,842
Brazil	171,052	137,958	371,331	272,690
Other	734,840	558,202	1,545,166	1,162,500

	$3,928,663	$3,004,644	$8,010,844	$6,092,900

	February 28,	August 31,
	2011	2010
Long-lived assets:
China	$513,366	$483,181
United States	257,839	255,108
Mexico	203,294	212,409
Poland	124,065	98,395
Taiwan	116,465	110,237
Malaysia	114,907	102,700
Other	364,302	321,930

	$1,694,238	$1,583,960

     Total foreign source net revenue represented 84.9% and 85.7% of net revenue for the three months and six months ended February 28, 2011, respectively, compared to 83.0% and 84.6% for the three months and six months ended February 28, 2010, respectively.
     Sales of the Company’s products are concentrated among specific customers. For the six months ended February 28, 2011, the Company’s five largest customers accounted for approximately 47% of its net revenue and 49 customers accounted for approximately 90% of its net revenue. Sales to the above customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) segments.

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
     Net revenue for the operating segments is attributed to the segment in which the product is manufactured or service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense, amortization of intangibles, restructuring and impairment charges, settlement of receivables and related charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management.
     The following table sets forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Net revenue
DMS	$1,401,361	$951,242	$2,796,005	$1,904,605
E&I	1,236,805	1,038,261	2,400,917	1,941,246
HVS	1,290,497	1,015,141	2,813,922	2,247,049

	$3,928,663	$3,004,644	$8,010,844	$6,092,900

Segment income and reconciliation of income before income tax

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
DMS	$85,908	$40,888	$181,184	$99,382
E&I	57,271	46,820	109,358	76,806
HVS	25,175	7,861	59,713	25,888

Total segment income	168,354	95,569	350,255	202,076
Reconciling items:
Stock-based compensation expense	20,301	26,512	39,801	40,493
Amortization of intangibles	5,665	6,643	11,634	13,748
Restructuring and impairment charges	196	635	628	4,070
Settlement of receivables and related charges	13,607	—	13,607	—
Loss on disposal of subsidiaries	23,944	—	23,944	15,722
Other expense	847	1,125	647	2,163

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Interest income	(739)	(644)	(1,589)	(1,551)
Interest expense	25,777	20,030	47,939	40,146

Income before income tax	$78,756	$41,268	$213,644	$87,285

	February 28,	August 31,
	2011	2010
Total assets
DMS	$2,176,440	$2,194,998
E&I	1,252,744	1,033,910
HVS	1,108,403	1,469,476
Other non-allocated assets	2,075,198	1,669,363

	$6,612,785	$6,367,747

Note 6. Commitments and Contingencies
a. Legal Proceedings
     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
b. Warranty Provision
     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability for the six months ended February 28, 2011 and 2010 is as follows (in thousands):

Amount
Balance at August 31, 2010	$10,828
Accruals for warranties	3,960
Warranty liabilities acquired	3,986
Settlements	(96)

Balance at February 28, 2011	$18,678

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties	4,237
Settlements	(4,215)

Balance at February 28, 2010	$14,302

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
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the six months ended February 28, 2011 (in thousands):

	August 31, 2010				February 28, 2011
			Acquisitions	Foreign		Accumulated
	Gross	Accumulated	&	Currency	Gross	Impairment
Reportable Segment	Balance	Impairment Balance	Adjustments	Impact	Balance	Balance	Net Balance
DMS	$583,423	$(558,768)	$—	$377	$583,800	$(558,768)	$25,032
E&I	335,584	(331,784)	20,262	—	355,846	(331,784)	24,062
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,051,276	$(1,022,821)	$20,262	$377	$1,071,915	$(1,022,821)	$49,094

     Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to 10 years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2010 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at February 28, 2011 and August 31, 2010 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
February 28, 2011	amount	amortization	amount
Contractual agreements and customer relationships	$84,746	$(48,660)	$36,086
Intellectual property	77,535	(67,428)	10,107
Trade name	51,557	—	51,557

Total	$213,838	$(116,088)	$97,750

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2010	amount	amortization	amount
Contractual agreements and customer relationships	$83,746	$(43,698)	$40,048
Intellectual property	85,166	(68,989)	16,177
Trade name	47,888	—	47,888

Total	$216,800	$(112,687)	$104,113

     The weighted-average amortization period for aggregate net intangible assets at February 28, 2011 is 7.6 years, which includes a weighted-average amortization period of 9.5 years for net contractual agreements and customer relationships and a weighted-average amortization period of 5.0 years for net intellectual property.
     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2011 (remaining six months)	$10,222
2012	13,228
2013	8,837
2014	7,653
2015	4,748
Thereafter	1,505

Total	$46,193

Note 8. Trade Accounts Receivable Securitization and Sale Programs
The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, two trade accounts receivable sale programs and a factoring program.
a. Asset-Backed Securitization Program
     In connection with the asset-backed securitization program, the Company regularly sells a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduits. As the receivables sold are collected, the wholly-owned subsidiary is able to sell additional receivables up to the maximum permitted amount under the program. Net cash proceeds of $300.0 million are available at any one time under the securitization program.
     Prior to September 1, 2010, the transactions in this program were accounted for as sales under applicable accounting guidance. Effective September 1, 2010, the Company adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance, the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended to again account for the transfers of the applicable accounts receivable as sales. Under the amended program any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. The securitization agreement, as amended on November 5, 2010, expires on November 4, 2011.
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
     The Company continues servicing the receivables sold and in exchange receives a servicing fee. Servicing fees recognized during the three months and six months ended February 28, 2011 and 2010 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     The Company has sold $1.5 billion and $2.9 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2011, respectively. In exchange, the Company has received cash proceeds of $1.2 billion and $2.7 billion during the three months and six months ended February 28, 2011, respectively, and net deferred purchase price receivables. At February 28,

2011, the deferred purchase price was approximately $218.4 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value.
     The Company had sold $1.3 billion and $2.5 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2010, respectively. In exchange, the Company had received cash proceeds of $1.1 billion and $2.3 billion during the three months and six months ended February 28, 2010, respectively, and retained an interest in the receivables of approximately $203.3 million at February 28, 2010. The Company recognized pretax losses on the sales of receivables of approximately $0.9 million and $1.3 million during the three months and six months ended February 28, 2011 compared to $1.0 million and $2.0 million during the three months and six months ended February 28, 2010, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, the Company recognized interest expense of approximately $0.5 million during the first quarter of fiscal year 2011 associated with the secured borrowings.
b. Foreign Asset-Backed Securitization Program
     In connection with the foreign asset-backed securitization program, certain of the Company’s foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from a third party bank and grants a security interest in the accounts receivable as collateral for the borrowings. The securitization program is accounted for as a borrowing. The Company has the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity and, as such, is deemed the primary beneficiary. Accordingly, the Company consolidates the special purpose entity. The loan balance is calculated based on the terms of the securitization program agreements. The foreign asset-backed securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. The Company pays interest at designated commercial paper rates plus a spread. The securitization program expires on May 20, 2011.
     The Company continues servicing the receivables in the program and in exchange receives a servicing fee. Servicing fees recognized during the three months and six months ended February 28, 2011 and 2010 were not material and are included in interest expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     The Company had $58.0 million and $111.2 million of debt outstanding under the program at February 28, 2011 and 2010, respectively. In addition, the Company incurred interest expense of $0.4 million and $0.6 million recorded within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2011, respectively, compared to $0.7 million and $1.4 million for the three months and six months ended February 28, 2010, respectively.
c. Trade Accounts Receivable Factoring Agreement
     In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In September 2010, the factoring agreement was extended through March 31, 2011, at which time it is expected to automatically renew for an additional six-month period.
     The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. Servicing fees recognized during the three months and six months ended February 28, 2011 and 2010 were not material. The third party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.
     The Company had sold $12.8 million and $18.1 million of trade accounts receivable at February 28, 2011 and 2010, respectively, and in exchange, received cash proceeds of $12.8 million and $18.1 million at February 28, 2011 and 2010, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement were recorded to other expense within the Condensed Consolidated Statements of Operations.
d. Trade Accounts Receivable Sale Programs
     Under two separate uncommitted accounts receivable sale programs with banks, the Company and certain of its subsidiaries can elect to sell and the banks can elect to purchase at a discount, on an ongoing basis, up to a maximum of $200.0 million and $150.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The $200.0 million and $150.0 million sale programs expire on May 25, 2011 and August 24, 2011, respectively.
     The Company continues servicing the receivables in the program. Servicing fees recognized during the three months and six months ended February 28, 2011 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     For the three and six months ended February 28, 2011, the Company had sold $649.0 million and $1.1 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $648.6 million and $1.1 billion, respectively. The resulting loss on the sale of trade accounts receivable was $0.4 million and $0.7 million for the three months and six months ended February 28, 2011, respectively, which was recorded to other expense within the Condensed Consolidated Statements of Operations.
Note 9. Retirement Benefits
     The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom, which provides benefits based on average employee earnings over a three-year service period preceding retirement and (b) primarily unfunded retirement plans mainly in Austria, France, Germany, Japan, Poland, Taiwan and The Netherlands and which provide benefits based upon years of service and compensation at retirement.
     There are no domestic pension or postretirement benefit plans maintained by the Company.
     The components of net periodic benefit cost (gain) for the Company’s pension plans are as follows (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Service cost	$381	$390	$760	$788
Interest cost	1,412	1,475	2,818	2,985
Expected long-term return on plan assets	(1,100)	(1,093)	(2,196)	(2,212)
Amortization of prior service cost	(6)	(30)	(13)	(61)
Recognized actuarial loss	506	316	1,006	640
Curtailment gain	(1,874)	—	(1,874)	—

Net periodic benefit cost (gain)	$(681)	$1,058	$501	$2,140

     For the six months ended February 28, 2011, the Company has made contributions of approximately $1.8 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2011 contributions to approximate $3.6 million to $4.2 million.
Note 10. Notes Payable and Long-Term Debt
     Notes payable and long-term debt outstanding at February 28, 2011 and August 31, 2010 are summarized below (in thousands):

	February 28,	August 31,
	2011	2010
7.750% Senior Notes due 2016	$302,632	$301,782
8.250% Senior Notes due 2018	397,328	397,140
5.625% Senior Notes due 2020 (a)	400,000	—
Borrowings under credit facilities	77,150	73,750
Borrowings under loans (b)	2,405	342,380
Securitization program obligations	57,953	71,436
Miscellaneous borrowings	3	8
Fair value adjustment (c)	584	—

Total notes payable and long-term debt	1,238,055	$1,186,496
Less current installments of notes payable and long-term debt	137,508	167,566
Notes payable and long-term debt, less current installments	$1,100,547	$1,018,930

     The $400.0 million of 5.625% senior unsecured notes (the “5.625% Senior Notes”), $312.0 million of 7.750% senior unsecured notes (the “7.750% Senior Notes”) and $400.0 million of 8.250% senior unsecured notes (the “8.250% Senior Notes”) outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $393.0 million, $353.3 million and $455.8 million, respectively, at February 28, 2011. The fair value estimates are based upon observable market data (Level 2 criteria).
a. 5.625% Senior Notes Offering
     During the first quarter of fiscal year 2011, the Company issued the ten-year publicly registered 5.625% Senior Notes at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of its credit facility dated as of July 19, 2007 and partially repay amounts outstanding under the Company’s foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring its repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”
b. Amended and Restated Credit Facility
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
c. Fair Value Adjustment
     This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Condensed Consolidated Financial Statements.
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
a. Foreign Currency Risk Management
     Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. A hedging relationship existed that related to certain anticipated foreign currency denominated revenues and expenses, with an aggregate notional amount outstanding of $137.0 million and $123.2 million at February 28, 2011 and 2010, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2011 and December 31, 2011.
     In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 28, 2011 and 2010 was $654.3 million and $431.5 million, respectively.
     The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 28, 2011, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$5,090	$—	$5,090

Liabilities:
Forward foreign exchange contracts	—	(3,938)	—	(3,938)

Total	$—	$1,152	$—	$1,152

     The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
          The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 28, 2011 (in thousands):

Fair Values of Derivative Instruments
At February 28, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,517	Accrued expense	$549

Fair Values of Derivative Instruments
At February 28, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,573	Accrued expense	$3,389
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2010 (in thousands):

	Fair Values of Derivative Instruments
	At August 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$ 669	Accrued expense	$1,046
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,814	Accrued expense	$3,268
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the six months ended February 28, 2011 (in thousands):

				Location of Gain	Amount of Gain
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
Derivatives in Cash	Amount of Gain	Location of Gain (Loss)	(Loss)	Income on Derivative	Income on Derivative
Flow Hedging	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Relationship for the	in OCI on	AOCI	AOCI	and Amount Excluded	and Amount Excluded
Six Months Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
February 28, 2011	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Forward foreign exchange contracts	$1,599	Revenue	$1,302	Revenue	$264
Forward foreign exchange contracts	$ 790	Cost of revenue	$ 39	Cost of revenue	$397
Forward foreign exchange contracts	$ 140	Selling, general and administrative	$ (19)	Selling, general and administrative	$ 77
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the six months ended February 28, 2010 (in thousands):

				Location of Gain	Amount of Gain
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
Derivatives in Cash	Amount of Gain	Location of Gain (Loss)	(Loss)	Income on Derivative	Income on Derivative
Flow Hedging	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Relationship for the Six	in OCI on	AOCI	AOCI	and Amount Excluded	and Amount Excluded
Months Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
February 28, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Forward foreign exchange contracts	$ (4,508)	Revenue	$ (7,299)	Revenue	$ 44
Forward foreign exchange contracts	$ 4,369	Cost of revenue	$ 6,966	Cost of revenue	$1,626
Forward foreign exchange contracts	$ (14)	Selling, general and administrative	$ (14)	Selling, general and administrative	$ 31
          As of February 28, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $0.3 million from the amounts recorded in AOCI as the anticipated cash flows occur.
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the six months ended February 28, 2011 (in thousands):

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss) Recognized in	Income on Derivative for the Six months
Derivatives not designated as hedging instruments	Income on Derivative	ended February 28, 2011
Forward foreign exchange contracts	Cost of revenue	$1,383
b. Interest Rate Risk Management
     The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Fair Value Hedges
               During the second quarter of fiscal year 2011, the Company entered into a series of interest rate swaps with an aggregate notional amount of $200.0 million designated as fair value hedges of a portion of the Company’s 7.750% Senior Notes. Under these interest rate swaps, the Company receives fixed rate interest payments and pays interest at a variable rate based on LIBOR plus a spread. The effect of these swaps is to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps are recorded to interest expense and offset changes in the fair value of the hedged portion of the underlying 7.750% Senior Notes. The fair value of the interest rate swaps, based on observable market data (Level 2), was $0.6 million as of February 28, 2011 and was recorded to other assets on the Company’s Condensed Consolidated Balance Sheets. As of February 28, 2010, the Company had not entered into these interest rate swaps so there were no amounts outstanding. The gains (losses) on the interest rate swaps and the underlying 7.750% Senior Notes recorded to interest expense within the Company’s Condensed Consolidated Statement of Operations were as follows (in thousands):

	Gain/(Loss) for the Six Months	Gain/(Loss) for the Six Months
Instrument	Ended February 28, 2011	Ended February 28, 2010
Interest Rate Swaps	$584.2	—
7.750% Senior Notes	$(584.2)	—
Cash Flow Hedges
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
     The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the six months ended February 28, 2011 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash Flow	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Hedging Relationship for the Six	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Months Ended February 28, 2011	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate swap	$—	Interest expense	$(1,954)	Interest expense	$—
          The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the six months ended February 28, 2010 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash Flow	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Hedging Relationship for the Six	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Months Ended February 28, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate swap	$(13)	Interest expense	$(2,190)	Interest expense	$—
          As of February 28, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.
     The following table presents the changes related to cash flow hedges included in AOCI net of tax for the six months ended February 28, 2011 and 2010 (in thousands):

Six months ended
February 28, 2011
Accumulated comprehensive loss, August 31, 2010	$(16,086)
Net gain for the period	2,529
Net loss transferred to earnings	632

Accumulated comprehensive loss, February 28, 2011	$(12,925)

Six months ended
February 28, 2010
Accumulated comprehensive loss, August 31, 2009	$(18,861)
Net loss for the period	(166)
Net loss transferred to earnings	2,537

Accumulated comprehensive loss, February 28, 2010	$(16,490)

Note 12. Income Taxes
          The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on the Company with respect to fiscal years 2003 through 2005, and the Company anticipates the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.
          The Company disagrees with the proposed adjustments and presently intends to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the six months ended February 28, 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid).
Note 13. Loss on Disposal of Subsidiaries
a. Jabil Circuit Automotive, SAS
          In the first quarter of fiscal year 2010, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to an unrelated third party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million in the first quarter of fiscal year 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiaries within the Condensed Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.
b. French and Italian Subsidiaries
          In the fourth quarter of fiscal year 2010, the Company sold F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein), to an unrelated third party. Divested operations, inclusive of four sites and approximately 1,500 employees, had net revenues and an operating loss of $298.6 million and $39.6 million, respectively, from the beginning of the 2010 fiscal year through the date of disposition.
          In connection with this transaction, the Company provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bears interest on a quarterly basis at LIBOR plus 500 basis points and is repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the disposed operations, which if not met, would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, the Company could have incurred up to an additional $28.5 million of charges. As a result of this sale, the Company recorded a loss on disposition of $8.9 million in the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair value at August 31, 2010 based upon a discounted cash flow analysis (Level 3). These costs were recorded to loss on disposal of subsidiaries within the Consolidated Statements of Operations during the fourth quarter of fiscal year 2010, which is a component of operating income.
          During the second quarter of fiscal year 2011, the Company recorded an additional loss on disposal of subsidiaries of $18.5 million within the Condensed Consolidated Statement of Operations to fully write off the remaining balance of the working capital loan as it was deemed no longer collectible by the Company. In addition, the Company recorded a charge of $5.4 million to loss on disposal of subsidiaries within the Condensed Consolidated Statement of Operations during the second quarter of fiscal year 2011, as it was determined that a purchase price related receivable that was due from the third party purchaser was no longer collectible. Refer to Note 14 — “Business Acquisitions” for further discussion on the subsequent acquisition of the France and Italian operations.
Note 14. Business Acquisitions

          On February 21, 2011 the Company completed its acquisition of F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. The Competence Sites were former operations of the Company and were previously disposed of in the fourth quarter of fiscal year 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” for further discussion of the previous disposition. In order to reestablish viable operations, including the preservation of the Company’s relationship with certain global customers that the Company continued to serve outside of its former French and Italian operations and jobs of former employees, the Company acquired the entities owning the Competence Sites following multiple breaches by the third party purchaser. The acquisition added approximately 1,500 employees to the Company.
          In exchange for cash of approximately $0.5 million and certain mutual conditional releases, the Company acquired a 100% equity interest in the Competence sites. Simultaneously with this transaction, the Company recorded a settlement of pre-existing receivables and other relationships with a fair value of $22.3 million that were outstanding at the time of acquisition.
          Immediately prior to the acquisition of the Competence Sites, the Company recognized a charge of $12.7 million to record certain receivables and other relationships with the Competence Sites at their respective fair values. This charge is included in settlement of receivables and related charges within the Condensed Consolidated Statement of Operations for the three months and six months ended February 28, 2011. The fair values of these receivables and other obligations were determined based on the probability evaluation of multiple scenarios under which the Competence Sites could settle these liabilities.
          Pursuant to the acquisition method of accounting for business combinations, the Company has recognized acquisition costs and other related charges of $0.9 million to settlement of receivables and related charges within the Condensed Consolidated Statement of Operations for the three months and six months ended February 28, 2011.
          The acquisition of the Competence entities has been accounted for as a business combination using the acquisition method. Assets acquired of $138.8 million and liabilities assumed of $116.0 million were recorded at their estimated fair values as of the acquisition date. The excess of purchase price over the tangible assets and assumed liabilities of $20.3 million was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation of certain assets acquired and liabilities assumed and the Company’s estimates and assumptions are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets and liabilities acquired and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date and to finalize the purchase price allocation in the third quarter of fiscal year 2011.
Note 15. New Accounting Guidance
          In the first quarter of fiscal year 2010, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for revenue arrangements with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
          In the fourth quarter of fiscal year 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”). The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise’s involvement with a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
          In the fourth quarter of fiscal year 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This new guidance became effective for the Company on September 1, 2010. This guidance amends previous guidance by eliminating the concept of a qualifying special-purpose entity, creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. As a result of the adoption of this new guidance, the accounts receivable transferred under the asset-backed securitization program, prior to amendment on November 5, 2010, no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, the program was amended to again be accounted for as a sale.

The amended program allows the Company to regularly sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. Refer to Note 8 — “Trade Accounts Receivable Securitization and Sale Programs.”
          In the fourth quarter of fiscal year 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. This new guidance is effective for periods ending on or after December 15, 2010. This guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. This accounting guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
Note 16. Subsequent Events
          The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2011 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
          References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:
•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	the potential consolidation of our customer base, and the potential movement by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

•	availability of components;

•	our dependence on certain industries;

•	our production levels are subject to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally;

•	the current developing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers;

•	our ability to successfully negotiate definitive agreements and consummate dispositions and acquisitions, and to integrate operations following the consummation of acquisitions;

•	our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.
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
Overview
          We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the six months ended February 28, 2011 our largest customers currently include Apple Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Pace plc, Research in Motion Limited and Sony Corporation. For the six months ended February 28, 2011, we had net revenues of approximately $8.0 billion and net income attributable to Jabil Circuit, Inc. of approximately $162.1 million.
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
          The industry in which we operate is composed of companies that provide a range of manufacturing and design services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, we implemented additional restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.
          Though significant uncertainty remains regarding the extent and timing of the economic recovery, we continue to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are having a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. We will also continue to monitor the current developing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our Japanese facility, supply chain, shipping costs and suppliers.
Summary of Results
          Net revenues for the second quarter of fiscal year 2011 increased approximately 30.8% to $3.9 billion compared to $3.0 billion for the same period of fiscal year 2010. These increases are primarily due to increased revenue from existing customers, including new program wins with these customers, as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase.
          The following table sets forth, for the three month and six month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Net revenue	$3,928,663	$3,004,644	$8,010,844	$6,092,900
Gross profit	$296,400	$222,746	$606,991	$454,522
Operating income	$104,641	$61,779	$260,641	$128,043
Net income attributable to Jabil Circuit, Inc	$55,403	$29,830	$162,080	$58,118
Income per share — basic	$0.26	$0.14	$0.75	$0.27
Income per share — diluted	$0.25	$0.14	$0.74	$0.27
Cash dividend per share — declared	$0.07	$0.07	$0.14	$0.14

Key Performance Indicators
          Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	February 28,	November 30,	August 31,	May 31,
	2011	2010	2010	2010
Sales cycle	11 days	16 days	17 days	16 days
Inventory turns	7 turns	7 turns	7 turns	7 turns
Days in trade accounts receivable	24 days	26 days	33 days	33 days
Days in inventory	53 days	52 days	53 days	50 days
Days in accounts payable	66 days	62 days	69 days	67 days
          The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2011, days in trade accounts receivable decreased two days to 24 days as compared to the prior sequential quarter as a result of increased use of our trade accounts receivable securitization and sale programs, the timing of sales, focused efforts on cash collections during the quarter and related seasonality factors. During the three months ended February 28, 2011, days in inventory increased one day to 53 days as compared to the prior sequential quarter largely due to the acquisition of operations in France and Italy. Inventory turns remained constant at seven turns as compared to the prior sequential quarter. During the three months ended February 28, 2011, days in accounts payable increased four days to 66 days as compared to the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter, as well as incremental accounts payable acquired in conjunction with our acquisition of operations in France and Italy.
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
Revenue Recognition
          We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from product sales and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We assume no significant obligations after product shipment.
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
          The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on us with respect to fiscal years 2003 through 2005, and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.
          We disagree with the proposed adjustments and presently intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. Accordingly, we did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the six months ended February 28, 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 12 — “Income Taxes” to the Condensed Consolidated Financial Statements, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
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
Recent Accounting Guidance
          See Note 15 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
          The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.5%	92.6%	92.4%	92.5%

Gross profit	7.5%	7.4%	7.6%	7.5%
Operating expenses:
Selling, general and administrative	3.6%	4.9%	3.5%	4.6%
Research and development	0.2%	0.2%	0.2%	0.2%
Amortization of intangibles	0.1%	0.2%	0.1%	0.2%
Restructuring and impairment charges	—	—	—	0.1%

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Settlement of receivables and related charges	0.3%	—	0.2%	—
Loss on disposal of subsidiaries	0.6%	—	0.3%	0.3%

Operating income	2.7%	2.1%	3.3%	2.1%
Other (income) expense	—	—	—	—
Interest income	—	—	—	—
Interest expense	0.7%	0.7%	0.6%	0.7%

Income before income tax	2.0%	1.4%	2.7%	1.4%
Income tax expense	0.6%	0.4%	0.6%	0.5%

Net income	1.4%	1.0%	2.1%	0.9%
Net income attributable to noncontrolling interests, net of income tax expense	—	—	—	—

Net income attributable to Jabil Circuit, Inc.	1.4%	1.0%	2.1%	0.9%

For the Three Months and Six Months Ended February 28, 2011 Compared to the Three Months and Six Months Ended February 28, 2010
          Net Revenue. Our net revenue for the three months ended February 28, 2011 increased 30.8% to $3.9 billion up from $3.0 billion for the three months ended February 28, 2010. Specific increases include an 86% increase in the sale of specialized services products; a 36% increase in the sale of instrumentation and healthcare products; a 27% increase in the sale of HVS products; a 20% increase in the sale of industrial and CleanTech products; and a 19% increase in the sale of E&I products.
          Our net revenue for the six months ended February 28, 2011 increased 31.5% to $8.0 billion up from $6.1 billion for the six months ended February 28, 2010. Specific increases include a 69% increase in the sale of specialized services products; a 50% increase in the sale of instrumentation and healthcare products; a 25% increase in the sale of HVS products; a 24% increase in the sale of industrial and CleanTech products; and a 24% increase in the sale of E&I products.
          These increases for the three months and six months ended February 28, 2011 are primarily due to increased revenue from existing customers, including new program wins with these customers, as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase. These drivers of the net revenue increases may be negatively impacted by the current developing situation in Japan (resulting from the recent earthquake and tsunami), and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers.
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
          The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
DMS
Specialized Services	16%	11%	16%	12%
Industrial & CleanTech	12%	13%	12%	13%
Instrumentation & Healthcare	7%	7%	7%	6%

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Total DMS	35%	31%	35%	31%

Total E&I	32%	35%	30%	32%

Total HVS	33%	34%	35%	37%

Total	100%	100%	100%	100%

          Foreign source revenue represented 84.9% and 85.7% of net revenue for the three months and six months ended February 28, 2011, respectively. This is compared to 83.0% and 84.6% of net revenue for the three months and six months ended February 28, 2010, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months.
          Gross Profit. Gross profit increased to $296.4 million (7.5% of net revenue) and $607.0 million (7.6% of net revenue) for the three months and six months ended February 28, 2011, respectively, from $222.7 million (7.4% of net revenue) and $454.5 million (7.5% of net revenue) for the three months and six months ended February 28, 2010, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue for the three months and six months ended February 28, 2011 versus the same period in the prior fiscal year was primarily due to increased revenue from existing customers, including new program wins with these customers, as our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase which allow us to better utilize capacity and absorb fixed costs, an increased focus on controlling costs and improving productivity and additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments.
          Selling, General and Administrative. Selling, general and administrative expenses decreased to $141.8 million (3.6% of net revenue) for the three months ended February 28, 2011 from $146.3 million (4.9% of net revenue) for the three months ended February 28, 2010. This decrease was largely due to $6.2 million in incremental stock-based compensation expense that was recognized in the three months ended February 28, 2010 which resulted primarily from the modification of existing equity awards to include retirement eligibility provisions, offset by additional salary expense associated with increased headcount.
          Selling, general and administrative expenses increased to $284.3 million (3.5% of net revenue) for the six months ended February 28, 2011 from $277.8 million (4.6% of net revenue) for the six months ended February 28, 2010. This increase is largely due to additional salary expense associated with increased headcount.
          Research and Development. Research and development expenses decreased to $6.5 million (0.2% of net revenue) and $12.3 million (0.2% of net revenue) for the three months and six months ended February 28, 2011, respectively, from $7.4 million (0.2% of net revenue) and $15.1 million (0.2% of net revenue) for the three months and six months ended February 28, 2010, respectively. The decrease is primarily due to the completion of certain research and development projects which were moved into the production phase.
          Amortization of Intangibles. We recorded $5.7 million and $11.6 million of amortization of intangible assets for the three months and six months ended February 28, 2011, respectively, compared to $6.6 million and $13.7 million for the three months and six months ended February 28, 2010, respectively. The decrease is primarily attributable to certain intangible assets that became fully amortized since February 28, 2010. For additional information regarding purchased intangibles, see Note 7 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.
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
          During the three months and six months ended February 28, 2011, we reversed $0.2 million and $0.1 million of previously recognized restructuring and impairment costs, respectively, compared to charges of $0.3 million and $3.9 million of restructuring and impairment costs incurred during the three months and six months ended February 28, 2010, respectively. The reversal of previously recognized restructuring and impairment costs during the three months and six months ended February 28, 2011 are primarily related to revised estimates for lease commitment costs.

     At February 28, 2011, accrued liabilities of approximately $0.1 million related to the 2009 Restructuring Plan are expected to be paid over the next fiscal quarter.
     As of February 28, 2011, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.6 million, which we have now fully realized. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $42.4 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million.
     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charges incurred through February 28, 2011 as it was recorded to income tax expense within our Condensed Consolidated Statements of Operations.
     b. 2006 Restructuring Plan
     Upon the approval by our Board of Directors, we initiated a restructuring plan in the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan and expect to incur the remaining costs over the remainder of fiscal year 2011.
     During the three months and six months ended February 28, 2011, we recorded approximately $0.4 million and $0.7 million of restructuring and impairment charges, respectively, compared to charges of $0.3 million and $0.2 million of restructuring and impairment charges recognized for the three months and six months ended February 28, 2010, respectively. The restructuring and impairment costs for the three months and six months ended February 28, 2011 are primarily related to lease commitment costs.
     At February 28, 2011, liabilities of approximately $2.1 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $0.6 million relates primarily to the charge for employee severance and termination benefits payments.
     Settlement of Receivables and Related Charges. We recorded a loss on settlement of receivables and related charges of $13.6 million for the three months and six months ended February 28, 2011. On February 21, 2011 we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein). The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Condensed Consolidated Financial Statements for further details.
     Immediately prior to the acquisition of the Competence Sites, we recognized a charge of $12.7 million to settlement of receivables and related charges within the Condensed Consolidated Statement of Operations for the three months and six months ended February 28, 2011 in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. In addition, we recognized acquisition costs and other related charges of $0.9 million to the settlement of receivables and related charges line within the Condensed Consolidated Statement of Operations for the three months and six months ended February 28, 2011. Refer to Note 14 — “Business Acquisitions” to the Condensed Consolidated Financial Statements for further details.
     Loss on Disposal of Subsidiaries. We recorded a loss on disposal of subsidiaries of $23.9 million for the three months and six months ended February 28, 2011 and $15.7 million for the six months ended February 28, 2010.
     In the first quarter of fiscal year 2010, we sold the operations of Jabil Circuit Automotive, SAS, an automotive electronic manufacturing subsidiary located in Western Europe to an unrelated third party. In connection with this sale, we recorded a loss on disposition of approximately $15.7 million, which includes approximately $4.2 million in transaction costs incurred in connection with the sale during the three months ended November 30, 2009.
     In the fourth quarter of fiscal year 2010, we sold F-I Holding Company, which directly or indirectly wholly owns the Competence Sites, to an unrelated third party. In connection with this transaction, we provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. During the three months ended February 28, 2011, we recorded a charge of $18.5 million to loss on disposal of subsidiaries within the Condensed Consolidated Statement of Operations to fully write-off the remaining balance of the working capital loan as we deemed it no longer collectible. In addition, during the three months ended February 28, 2011, we recorded a charge of $5.4 million to loss on disposal of subsidiaries within the Condensed Consolidated Statement of Operations to write off a purchase price related receivable that we were due from the third party purchaser as it was deemed no longer collectible. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Condensed Consolidated Financial Statements for further discussion.
     Other Expense. We recorded other expense of $0.8 million and $0.6 million during the three months and six months ended February 28, 2011, respectively, as compared to $1.1 million and $2.2 million for the three months and six months ended February 28, 2010, respectively. The decrease in other expense was primarily due to an incremental gain that we recognized during the three months and six months ended February 28, 2011 which was comprised of $0.6 million and $1.2 million, respectively, associated with the purchase of receivables from an unrelated third party and an incremental gain of $0.4 million associated with the sale of an available-for-sale security during the six months ended February 28, 2011. In addition, for a portion of the six months ended February 28, 2011, $0.5 million related to the loss under the non-foreign asset-backed securitization program was recorded to interest expense instead of other expense as the program was accounted for as a secured borrowing during a portion of that time. This incremental gain was offset by incremental expense of $0.4 million and $0.7 million recognized for the three months and six months ended February 28, 2011, respectively, under trade accounts receivable programs that were entered into during the third and fourth quarters of fiscal year 2010. For further discussion of our trade accounts receivable securitization and sales programs, see Note 8 — “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements.
     Interest Income. Interest income remained consistent at $0.7 million and $1.6 million for the three months and six months ended February 28, 2011, respectively, from $0.6 million and $1.6 million for the three months and six months ended February 28, 2010.
     Interest Expense. Interest expense increased to $25.8 million and $47.9 million for the three months and six months ended February 28, 2011, respectively, from $20.0 million and $40.1 million for the three months and six months ended February 28, 2010, respectively. The increase was primarily due to interest associated with the issuance of our 5.625% Senior Notes during the first quarter of fiscal year 2011 and the refinancing of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) at market rates during the second quarter of fiscal year 2011.
     Income Taxes. Income tax expense reflects an effective tax rate of 29.3% and 23.6% for the three months and six months ended February 28, 2011, respectively, compared to an effective tax rate of 27.7% and 32.7% for the three months and six months ended February 28, 2010, respectively. The effective tax rate for the three months ended February 28, 2011 differs from the effective tax rate for the three months ended February 28, 2010 due to the acquisition of previously divested operations in the second quarter of fiscal year 2011. The effective tax rate for the six months ended February 28, 2011 differs from the effective tax rate for the six months ended February 28, 2010 due to the sale of a French subsidiary in fiscal year 2010, offset by the acquisition of previously divested operations in the second quarter of fiscal year 2011. Also, the tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes”, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2010 for further discussion.
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
     Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, restructuring and impairment charges, loss on disposal of subsidiaries and stock-based compensation expense and related charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining employee performance when determining incentive compensation.

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
     Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
Operating income (U.S. GAAP)	$104,641	$61,779	$260,641	$128,043
Amortization of intangibles	5,665	6,643	11,634	13,748
Stock-based compensation and related charges	20,301	26,512	39,801	40,493
Restructuring and impairment charges	196	635	628	4,070
Settlement of receivables and related charges	13,607	—	13,607	—
Loss on disposal of subsidiaries	23,944	—	23,944	15,722

Core operating income (Non-U.S. GAAP)	$168,354	$95,569	$350,255	$202,076

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$55,403	$29,830	$162,080	$58,118
Amortization of intangibles, net of tax	5,653	6,635	11,611	13,728
Stock-based compensation and related charges, net of tax	20,006	26,178	39,011	39,888
Restructuring and impairment charges, net of tax	196	646	628	4,084
Settlement of receivables and related charges	13,607	—	13,607	—
Loss on disposal of subsidiaries, net of tax	23,944	—	23,944	15,722

Core earnings (Non-U.S. GAAP)	$118,809	$63,289	$250,881	$131,540

Earnings per share: (U.S. GAAP)
Basic	$0.26	$0.14	$0.75	$0.27

Diluted	$0.25	$0.14	$0.74	$0.27

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.55	$0.30	$1.17	$0.61

Diluted	$0.54	$0.29	$1.14	$0.61

Common shares used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	215,170	213,625	214,781	214,040

Diluted	221,022	214,760	219,469	215,916

     Core operating income for the three months ended February 28, 2011 increased 76.2% to $168.4 million compared to $95.6 million for the three months ended February 28, 2010. Core operating income for the six months ended February 28, 2011 increased 73.3% to $350.3 million compared to $202.1 million for the six months ended February 28, 2010. Core earnings for the three months ended February 28, 2011 increased 87.7% to $118.8 million compared to $63.3 million for the three months ended February 28, 2010. Core earnings for the six months ended February 28, 2011 increased 90.7% to $250.9 million compared to $131.5 million for the six months ended February 28, 2010. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — For the Three Months and Six Months Ended February 28, 2011 Compared to the Three Months and Six Months Ended February 28, 2010 — Gross Profit.”
Acquisitions and Expansion
     As discussed in Note 13 — “Loss on Disposal of Subsidiaries” and Note 14 — “Business Acquisitions” to the Condensed Consolidated Financial Statements, on February 21, 2011 we completed our acquisition of the Competence Sites in France and Italy. The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” and Note 14 — “Business Acquisitions” to the Condensed Consolidated Financial Statements for further discussion. This acquisition, along with acquisitions in prior years, were accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”
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
Dividends
     The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2011 and 2010:

Dividend Information
			Total Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
	(in thousands, except for per share data)
Fiscal year 2011:	October 25, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 25, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011

Fiscal year 2010:	October 22, 2009	$0.07	$15,186 (1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221	May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247	August 16, 2010	September 1, 2010

(1)	Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Liquidity and Capital Resources
     At February 28, 2011, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization and uncommitted sale programs.
     The following table sets forth, for the six months ended February 28, 2011 and 2010, selected consolidated cash flow information (in thousands):

	Six months ended
	February 28,	February 28,
	2011	2010
Net cash provided by operating activities	$367,605	$104,792
Net cash used in investing activities	(220,992)	(111,046)
Net cash provided by (used in) financing activities	9,744	(66,579)
Effect of exchange rate changes on cash and cash equivalents	1,631	(9,302)

Net increase (decrease) in cash and cash equivalents	$157,988	$(82,135)

     Net cash provided by operating activities for the six months ended February 28, 2011 was approximately $367.6 million. This resulted primarily from net income of $163.1 million, a $178.3 million decrease in trade accounts receivable, $151.9 million in non-cash depreciation and amortization expense and $39.8 million in non-cash stock-based compensation; which were partially offset by a $104.3 million increase in inventories and an $84.7 million decrease in accounts payable and accrued expenses. The decrease in trade accounts receivable was primarily driven by improved cash collections partially offset by increased sales levels. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins and higher revenue levels. While we continue to monitor the current developing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our supply chain, our inventories may increase to an amount higher than planned due to the potential resulting components shortages.
     Net cash used in investing activities for the six months ended February 28, 2011 was $221.0 million. This consisted primarily of capital expenditures of $207.3 million principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades and $33.2 million for the cost of receivables purchased from an unrelated third party, net of collections; which were partially offset by $5.8 million of proceeds from the disposal of an available for sale investment, $9.8 million of proceeds from the sale of property and equipment and $4.0 million of net proceeds primarily from our acquisition of F-I Holding Company, which directly or indirectly wholly owns the Competence Sites.
     Net cash provided by financing activities for the six months ended February 28, 2011 was $9.7 million. This resulted from our receipt of approximately $3.1 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.6 billion of borrowings under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”) and $400.0 million in borrowings as we completed the offering of $400.0 million in aggregate principal amount of publicly-registered 5.625% senior unsecured notes (the “5.625% Senior Notes”). This was offset by repayments in an aggregate amount of approximately $3.1 billion during the six months ended February 28, 2011, which primarily included an aggregate of $2.6 billion of repayments under the Amended and Restated Credit Facility and $340.0 million under the term portion of the Old Credit Facility. In addition, we paid $30.2 million of dividends to stockholders during fiscal year 2011.
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
     In connection with our non-foreign asset-backed securitization program, we regularly sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduits. As the receivables sold are collected, the wholly-owned subsidiary is able to sell additional receivables up to the maximum permitted amount under the program. Net cash proceeds of $300.0 million are available at any one time under this securitization program. Prior to September 1, 2010, the transactions in this program were accounted for as sales under applicable accounting guidance. Effective September 1, 2010, we adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance, the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended to again account for the transfers of the applicable accounts receivable as sales. Under the amended program any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. Net receivables sold under this program are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We pay a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period and a usage fee on the utilized portion of the program equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month. The securitization conduits and the investors in the conduits have no recourse to our assets for failure of debtors to pay when due. We continue to service, administer and collect the receivables sold under this program and in exchange receive a servicing fee. Servicing fees recognized during the three months and six months ended February 28, 2011 and 2010 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. We sold $1.5 billion and $2.9 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2011, respectively. In exchange, we received cash proceeds of $1.2 billion and $2.7 billion during the three months and six months ended February 28, 2011, respectively, and net deferred purchase price receivables. At February 28, 2011, the deferred purchase price receivable was approximately $218.4 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value. We sold $1.3 billion and $2.5 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2010, respectively. In exchange, we received cash proceeds of $1.1 billion and $2.3 billion during the three months and six months ended February 28, 2010, respectively, and retained an interest in the receivables of approximately $203.3 million at February 28, 2010. In connection with this securitization program, we recognized pretax losses on the sales of receivables of approximately $0.9 million and $1.3 million during the three months and six months ended February 28, 2011, respectively, and approximately $1.0 million and $2.0 million during the three months and six months ended February 28, 2010, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, we recognized interest expense of approximately $0.5 million during the first quarter of fiscal year 2011 associated with the secured borrowings. See Note 8 — “Trade Accounts Receivable Securitization and Sale Programs” and Note 15 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements.
     In connection with our factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In March 2011, the factoring agreement was extended through September 30, 2011, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on our Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on our Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. Servicing fees recognized during the three months and six months ended February 28, 2011 and 2010 were not material. The third party purchaser has no recourse to our assets for failure of debtors to pay when due. We had sold $12.8 million and $18.1 million of trade accounts receivable at February 28, 2011 and 2010, respectively, and in exchange, received cash proceeds of $12.8 million and $18.1 million at February 28, 2011 and 2010, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement were recorded to other expense within the Condensed Consolidated Statements of Operations.
     Under two separate uncommitted accounts receivable sale programs with banks we, and certain of our subsidiaries, can elect to sell and the banks can elect to purchase at a discount, on an ongoing basis, up to a maximum of $200.0 million and $150.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The $200.0 million and $150.0 million sale programs expire on May 25, 2011 and August 24, 2011, respectively.
     We continue to service the receivables sold under each trade accounts receivable sales program in exchange for a servicing fee. Servicing fees recognized during the three months and six months ended February 28, 2011 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. For the three months and six months ended February 28, 2011, we had sold $649.0 million and $1.1 billion, respectively, of trade accounts receivable pursuant to the agreements discussed in the immediately preceding paragraph. In exchange, we received cash proceeds of $648.6 million and $1.1 billion, respectively. The resulting losses on the sale of trade accounts receivable sold under this sales program was $0.4 million and $0.7 million for three months and six months ended February 28, 2011, respectively, which was recorded to other expense within our Condensed Consolidated Statements of Operations.
     Notes payable and long-term debt outstanding at February 28, 2011 and August 31, 2010 are summarized below (in thousands):

	February 28,	August 31,
	2011	2010
7.750% Senior Notes due 2016 (a)	$302,632	$301,782
8.250% Senior Notes due 2018 (b)	397,328	397,140
5.625% Senior Notes due 2020 (c)	400,000	—
Borrowings under credit facilities (d)	77,150	73,750
Borrowings under loans (e)	2,405	342,380
Securitization program obligations (f)	57,953	71,436
Miscellaneous borrowings	3	8
Fair value adjustment (g)	584	—

Total notes payable and long-term debt	1,238,055	$1,186,496
Less current installments of notes payable and long-term debt	137,508	167,566

Notes payable and long-term debt, less current installments	$1,100,547	$1,018,930

(a)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered senior unsecured notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(c)	During the first quarter of fiscal year 2011, we issued the 5.625% Senior Notes at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the Old Credit Facility and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”

(d)	As of February 28, 2011, three of our foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates ranging from 1.82% to 4.02%.

(e)	On December 7, 2010, we amended and restated the five-year Old Credit Facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit in the amount of $1.0 billion, subject to potential increases up to $1.3 billion, and expires on December 7, 2015. Some or all of the lenders under the Amended and Restated Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many if not most of the agents and lenders under the Amended and Restated Credit Facility held positions as agent and/or lender under our Old Credit Facility. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the credit agreement) and loss on sale of trade accounts receivables pursuant to any of our, or our subsidiaries, securitization programs. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During the three months ended February 28, 2011, we borrowed and repaid $1.4 billion against the Amended and Restated Credit Facility under multiple draws. These borrowings were repaid in full during the second quarter of fiscal year 2011. A draw in the amount of $400.0 million was made under the term portion of the Old Credit Facility in the fourth quarter of fiscal year 2007, and was repaid in full during the first quarter of fiscal year 2011.

In addition to the loans described above, at February 28, 2011, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.4 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Condensed Consolidated Balance Sheets.

(f)	In connection with the securitization program, certain of our foreign subsidiaries sell, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrows up to $100.0 million from a third party bank and grants a security interest in the accounts receivable as collateral for the borrowings. The securitization program is accounted for as a borrowing. We have the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity and, as such, are deemed the primary beneficiary. Accordingly, we consolidate the special purpose entity. The loan balance is calculated based on the terms of the securitization program agreements. The securitization program requires compliance with several covenants including a limitation on certain corporate actions such as mergers, consolidations and sale of substantially all assets. We pay interest at designated commercial paper rates plus a spread. The securitization program expires on May 20, 2011. We continue servicing the receivables in the program and in exchange receive a servicing fee. Servicing fees recognized during the three months and six months ended February 28, 2011 and 2010 were not material and are included in interest expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. We had $58.0 million and $111.2 million of debt outstanding under the program at February 28, 2011 and 2010, respectively. In addition, we incurred interest expense of $0.4 million and $0.6 million recorded within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2011, respectively, compared to $0.7 million and $1.4 million for the three months and six months ended February 28, 2010, respectively.

(g)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Condensed Consolidated Financial Statements.
     At February 28, 2011 and 2010, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.

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
     We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $375.0 million to $425.0 million, principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities and our working capital requirements for the next 12 months. Our $300.0 million asset-backed securitization program expires in November 2011, our $100.0 million foreign asset-backed securitization program expires in May 2011 and our $200.0 million and $150.0 million uncommitted trade accounts receivable sale programs expire in May 2011 and August 2011, respectively, and we may be unable to renew any or all of them.
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
     Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of February 28, 2011 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable and long-term debt	$1,238,055	$137,508	$2	$—	$1,100,545
Future interest on notes payable and long-term debt (a)	589,980	80,787	161,131	161,352	186,710
Operating lease obligations	181,259	46,613	66,651	39,456	28,539
Estimated future benefit payments to plan	51,478	4,565	9,341	10,263	27,309
Capital commitments (b)	—	—	—	—	—

Total contractual cash obligations (c)	$2,060,772	$269,473	$237,125	$211,071	$1,343,103

(a)	At February 28, 2011, our notes payable and long-term debt pay interest at predominately fixed rates.

(b)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $5.2 million as of February 28, 2011. The remaining commitment of $4.8 million is callable over the next 30 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(c)	At February 28, 2011, we have $2.4 million and $91.9 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 28, 2011, except for certain foreign currency contracts, with a notional amount outstanding of $137.0 million and a fair value of $1.5 million recorded in prepaid and other current assets and $0.5 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.
     The aggregate notional amount of outstanding contracts at February 28, 2011 that do not qualify as accounting hedges was $654.3 million. The fair value of these contracts amounted to a $3.6 million asset recorded in prepaid and other current assets and a $3.4 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with ten months being the maximum term of the contracts outstanding at February 28, 2011. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian real, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2011, there were no significant outstanding investments.
     During the second quarter of fiscal year 2011, we entered into interest rate swap transactions with a notional amount of $200.0 million designated as fair value hedges of a portion of our 7.750% Senior Notes. Under these interest rate swaps, we receive fixed rate interest payments and pay interest at a variable rate based on LIBOR plus a spread. The effect of these swaps is to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying hedged 7.750% Senior Notes. The fair value of the interest rate swaps was $0.6 million as of February 28, 2011 and was recorded in other assets on our Condensed Consolidated Balance Sheet. There were no amounts outstanding at February 28, 2010.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $135.1 million in borrowings outstanding under these facilities at February 28, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

     For our fiscal quarter ended February 28, 2011, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended February 28, 2011, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
     On February 21, 2011, we entered into an agreement to acquire F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. The scope of our evaluation of internal control over financial reporting as of February 28, 2011 did not include the internal control over financial reporting of the acquired Competence Sites. From the date that we acquired F-I Holding Company to February 28, 2011, the processes and systems of the acquired Competence Sites were discrete and did not significantly impact our internal control over financial reporting.
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
Our operating results may fluctuate due to a number of factors, many of which are beyond our control.
     Our annual and quarterly operating results are affected by a number of factors, including:
•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	the current developing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and the governments’ interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.
     The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our sales associated with consumer related products are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to high demand for consumer related products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.
     For the six months ended February 28, 2011, our five largest customers accounted for approximately 47% of our net revenue and our top 49 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     Our revenues declined in 2009 as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations over this period and similar conditions may exist in the future. In addition, some of our customers have moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production and product management services to our customers. If one or more of our customers were to become insolvent (which two of our customers experienced in fiscal year 2009) or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. In addition, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
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

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The following factors, among others, reduce our ability to accurately estimate future customer requirements: the short-term nature of our customers’ commitments; their uncertainty about, among other things, future economic conditions and other events such as the current developing situation in Japan (as a result of the recent earthquake and tsunami); and the possibility of rapid changes in demand for their products. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.
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
     Most of our significant long-term customer contracts permit quarterly or other periodic adjustments to pricing based on decreases and increases in component prices and other factors; however, we typically bear the risk of component price increases that occur between any such re-pricings or, if such re-pricing is not permitted, during the balance of the term of the particular customer contract. Accordingly, certain component price increases could adversely affect our gross profit margins. Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. We are currently evaluating whether the recent earthquake and tsunami in Japan will result in component shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations.
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
     There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place and the National Bureau of Economic Research declared that the U.S. recession ended in June 2009, such recovery may be weak and/or short-lived. Recessionary conditions may return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels and (c) collect receivables; (2) could increase our need for cash; and (3) have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.
     The effects of the recent credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Amended and Restated Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on November 4, 2011, our $100.0 million foreign asset-backed securitization program expiring on May 20, 2011 or our $200.0 million and $150.0 million uncommitted trade accounts receivable sale programs expiring on May 25, 2011 and August 24, 2011, respectively, the effects of the recent credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.
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
     We derived 84.9% and 85.7% of net revenue from international operations for the three months and six months ended February 28, 2011, respectively, compared to 83.0% and 84.6% for the three months and six months ended February 28, 2010, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next 12 months. At February 28, 2011, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Gallargues, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Bergamo, Cassina de Pecchi and Marcianise Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest and dissatisfaction, including increased scrutiny of the labor practices (including but not limited to working conditions, compliance with employment and labor laws and compensation) of us and others in our industry by the media and other third parties, which may result in further scrutiny and allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR, as well as additional export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies or interprets its tax laws;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
     We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us (some of which recently came to fruition in our recent acquisition of F-I Holding Company and the Competence Sites), including:
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
     We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Restructuring and Impairment Charges” for further details. If we incur unexpected restructuring charges related to the 2006 Restructuring Plan, the 2009 Restructuring Plan, or both, or in connection with any potential future restructuring program, our financial condition and results of operations may suffer. We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. We also may decide to transfer certain operations to other geographies based on changes in our customers’ requirements, the tax rates in the jurisdictions in which we operate or other factors. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.
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
     For example, the Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on us with respect to fiscal years 2003 through 2005, and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues. We disagree with the proposed adjustments and presently intend to vigorously contest this matter through applicable IRS and judicial procedures, as appropriate. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly in the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 12 — “Income Taxes” to the Condensed Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes and Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
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
Our credit rating may be downgraded.
     Our credit is rated by credit rating agencies. Our 7.750% Senior Notes, our 8.250% Senior Notes and our 5.625% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by S&P, and are considered to be below “investment grade” debt by Moody’s and S&P and “investment grade” debt by Fitch. Any potential future negative change in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.
     As of February 28, 2011, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of February 28, 2011, there was $137.5 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
     We have the ability to borrow up to $1.0 billion under the Amended and Restated Credit Facility. In addition, the Amended and Restated Credit Facility contemplates a potential increase of up to an additional $300.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.
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
     Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, two of our customers each filed a petition in fiscal year 2009 for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful trade accounts receivable was $7.6 million as of February 28, 2011 (which represented approximately 1% of our gross trade accounts receivable balance) and $13.9 million as of August 31, 2010 (which represented approximately 1% of our gross trade accounts receivable balance).
Certain of our existing stockholders have significant control.
     At February 28, 2011, our executive officers, directors and certain of their family members collectively beneficially owned 11.2% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 6.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.
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
     Our operations may be subject to natural disasters (such as the recent earthquake and tsunami in Japan) or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fire, extreme weather conditions, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.
Energy price increases may negatively impact our results of operations.
     Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our transportation activities. While significant uncertainty currently exists about the future levels of energy prices, which have recently increased, a further significant increase is possible. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information relating to the Company’s repurchase of common stock for the second quarter of fiscal year 2011.

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
December 1, 2010 — December 31, 2010	—	$—	—	—
January 1, 2011 — January 31, 2011	4,429	$20.65	—	—
February 1, 2011 — February 28, 2011	24	$16.64	—	—

Total	4,453	$20.63	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.
Item 3: DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4: (REMOVED AND RESERVED)
Item 5: OTHER INFORMATION
     None.

Item 6: EXHIBITS

3.1(1)	—	The Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	The Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.5(5)	—	Indenture, dated January 16, 2008 by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.6(6)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.7(7)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4. 9(8)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.10(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

10.1(9)	—	Amended and Restated Senior Unsecured Five-Year Credit Agreement, dated as of December 7, 2010, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; and The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS(10)	—	XBRL Instance Document.

101.SCH(10)	—	XBRL Taxonomy Extension Schema Document.

101.CAL(10)		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(10)		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(10)		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(10)		XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2010.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2010.

(10)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: April 8, 2011	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: April 8, 2011	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.