Form 10-Q
period 2011-05-31
JABIL CIRCUIT INC
filed 2011-06-30
CIK 898293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 22, 2011, there were 218,597,347 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at May 31, 2011 and August 31, 2010	3

	Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2011 and 2010	4

	Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended May 31, 2011 and 2010	5

	Condensed Consolidated Statements of Stockholders’ Equity at May 31, 2011 and August 31, 2010	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2011 and 2010	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	48

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	63

Item 4.	(Removed and Reserved)	63

Item 5.	Other Information	63

Item 6.	Exhibits	64

	Signatures	66
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1:	FINANCIAL STATEMENTS
JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	August 31,
	2011 (Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$911,145	$744,329
Trade accounts receivable, net of allowance for doubtful accounts of $6,789 at May 31, 2011 and $13,939 at August 31, 2010	1,045,238	1,408,319
Inventories	2,257,984	2,094,135
Prepaid expenses and other current assets	807,666	349,165
Income taxes receivable	35,467	35,560
Deferred income taxes	19,040	22,510

Total current assets	5,076,540	4,654,018

Property, plant and equipment, net of accumulated depreciation of $1,322,531 at May 31, 2011 and $1,166,807 at August 31, 2010	1,593,406	1,451,392
Goodwill	33,943	28,455
Intangible assets, net of accumulated amortization of $124,274 at May 31, 2011 and $112,687 at August 31, 2010	95,137	104,113
Deferred income taxes	69,051	55,101
Other assets	87,491	74,668

Total assets	$6,955,568	$6,367,747

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$80,449	$167,566
Accounts payable	2,752,668	2,741,719
Accrued expenses	863,887	672,252
Income taxes payable	34,270	19,236
Deferred income taxes	4,584	4,401

Total current liabilities	3,735,858	3,605,174

Notes payable and long-term debt, less current installments	1,107,195	1,018,930
Other liabilities	69,713	63,058
Income tax liability	86,718	86,351
Deferred income taxes	6,709	1,462

Total liabilities	5,006,193	4,774,975

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Common stock, $0.001 par value, authorized 500,000,000 shares; 223,671,180 and 219,532,908 shares issued and 213,954,794 and 210,496,989 shares outstanding at May 31, 2011 and August 31, 2010, respectively	224	220
Additional paid-in capital	1,619,003	1,541,507
Retained earnings	342,725	123,303
Accumulated other comprehensive income	190,188	122,062
Treasury stock at cost, 9,716,386 shares at May 31, 2011 and 9,035,919 shares at August 31, 2010	(218,785)	(209,046)

Total Jabil Circuit, Inc. stockholders’ equity	1,933,355	1,578,046
Noncontrolling interests	16,020	14,726

Total equity	1,949,375	1,592,772

Total liabilities and equity	$6,955,568	$6,367,747

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Net revenue	$4,227,688	$3,455,578	$12,238,532	$9,548,478
Cost of revenue	3,909,312	3,193,464	11,313,165	8,831,842

Gross profit	318,376	262,114	925,367	716,636
Operating expenses:
Selling, general and administrative	154,112	151,409	438,368	429,226
Research and development	6,544	6,331	18,825	21,453
Amortization of intangibles	5,187	6,206	16,821	19,954
Restructuring and impairment charges	—	1,635	628	5,705
Settlement of receivables and related charges	—	—	13,607	—
Loss on disposal of subsidiaries	—	—	23,944	15,722

Operating income	152,533	96,533	413,174	224,576
Other expense	1,771	960	2,418	3,123
Interest income	(897)	(626)	(2,486)	(2,177)
Interest expense	25,149	19,503	73,088	59,649

Income before income tax	126,510	76,696	340,154	163,981
Income tax expense	22,222	24,009	72,737	52,591

Net income	104,288	52,687	267,417	111,390
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(407)	656	642	1,241

Net income attributable to Jabil Circuit, Inc.	$104,695	$52,031	$266,775	$110,149

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.49	$0.24	$1.24	$0.51

Diluted	$0.47	$0.24	$1.21	$0.51

Weighted average shares outstanding:
Basic	215,705	213,881	215,092	214,051

Diluted	222,337	216,522	220,773	218,089

Cash dividends declared per common share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Net income	$104,288	$52,687	$267,417	$111,390

Other comprehensive income:
Foreign currency translation adjustment	25,552	(45,338)	61,548	(70,643)
Change in fair value of derivative instruments, net of tax	4,340	(1,711)	6,869	(1,877)
Amortization of (gain) loss on hedge arrangements, net of tax	(923)	641	(291)	3,178

Comprehensive income	133,257	6,279	335,543	42,048
Comprehensive (loss) income attributable to noncontrolling interests	(407)	656	642	1,241

Comprehensive income attributable to Jabil Circuit, Inc.	$133,664	$5,623	$334,901	$40,807

     Accumulated foreign currency translation adjustments were $230.0 million at May 31, 2011 and $168.4 million at August 31, 2010. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.
See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share data)
(Unaudited)
Jabil Circuit, Inc. Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury	Noncontrolling	Total
	Outstanding	Value	Capital	Earnings	Income	Stock	Interests	Equity
Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772
Shares issued upon exercise of stock options	857,664	1	12,128	—	—	—	—	12,129
Shares issued under employee stock purchase plan	506,250	1	5,648	—	—	—	—	5,649
Issuance and vesting of restricted stock awards	2,774,115	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(680,224)	—	—	—	—	(9,739)	—	(9,739)
Recognition of stock-based compensation	—	—	59,660	—	—	—	—	59,660
Tax benefit of options exercised	—	—	62	—	—	—	—	62
Declared dividends	—	—	—	(47,353)	—	—	—	(47,353)
Comprehensive income	—	—	—	266,775	68,126	—	642	335,543
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	652	652

Balance at May 31, 2011	213,954,794	$224	$1,619,003	$342,725	$190,188	$(218,785)	$16,020	$1,949,375

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	May 31,	May 31,
	2011	2010
Cash flows from operating activities:
Net income	$267,417	$111,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,312	211,943
Recognition of deferred grant proceeds	(1,466)	(1,467)
Amortization of loss on hedge arrangement	2,963	2,963
Amortization of debt issuance costs and discount	3,990	2,770
Write-off of debt issuance costs	219	—
Recognition of stock-based compensation expense	59,854	67,980
Deferred income taxes	(2,305)	(8,230)
Restructuring and impairment charges	628	5,705
Provision for allowance for doubtful accounts and notes receivable	1,150	(222)
Excess tax benefit from options exercised	(178)	(118)
Loss on sale of property	3,061	4,607
Settlement of receivables and related charges	12,673	—
Loss on disposal of subsidiaries	23,944	12,756
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	100,226	(70,093)
Inventories	(187,146)	(607,742)
Prepaid expenses and other current assets	(145,384)	(126,005)
Other assets	(10,011)	1,556
Accounts payable and accrued expenses	148,289	509,838
Income taxes payable	12,181	24,545

Net cash provided by operating activities	524,417	142,176

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	3,985	—
Acquisition of property, plant and equipment	(320,965)	(245,118)
Proceeds from sale of property, plant and equipment	13,669	7,257
Cost of receivables acquired, net of cash collections	(521)	—
Proceeds on disposal of available for sale investments	5,800	—

Net cash used in investing activities	(298,032)	(237,861)

Cash flows from financing activities:
Borrowings under debt agreements	5,706,610	3,703,460
Payments toward debt agreements	(5,714,853)	(3,812,960)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	17,778	6,210
Treasury stock minimum tax withholding related to vesting of restricted stock	(9,739)	(5,487)
Dividends paid to stockholders	(45,306)	(44,901)
Bond issuance costs	(14,549)	—
Net proceeds from issuance of ordinary shares of certain subsidiaries	—	586
Bank overdraft of subsidiary	—	9,665
Excess tax benefit from options exercised	179	118

Net cash used in financing activities	(59,880)	(143,309)

Effect of exchange rate changes on cash and cash equivalents	311	(36,929)

Net increase (decrease) in cash and cash equivalents	166,816	(275,923)
Cash and cash equivalents at beginning of period	744,329	876,272

Cash and cash equivalents at end of period	$911,145	$600,349

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2010. Results for the three month and nine month periods ended May 31, 2011 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2011.
     Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.
Note 2. Inventories
     The components of inventories consist of the following (in thousands):

	May 31,	August 31,
	2011	2010
Raw materials	$1,577,751	$1,509,886
Work in process	402,572	390,069
Finished goods	277,661	194,180

Total inventories	$2,257,984	$2,094,135

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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Numerator:
Net income attributable to Jabil Circuit, Inc.	$104,695	$52,031	$266,775	$110,149

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	213,862	209,813	212,876	209,121
Share-based payment awards classified as participating securities	1,843	4,068	2,216	4,930

Denominator for basic earnings per share	215,705	213,881	215,092	214,051

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	806	413	869	265
Dilutive unvested restricted stock awards	5,826	2,228	4,812	3,773

Denominator for diluted earnings per share	222,337	216,522	220,773	218,089

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.49	$0.24	$1.24	$0.51

Diluted	$0.47	$0.24	$1.21	$0.51

     For the three months and nine months ended May 31, 2011, options to purchase 4,107,337 and 4,120,993 shares of common stock, respectively, and 5,288,984 and 5,360,899 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2010, options to purchase 5,204,495 and 6,319,622 shares of common stock, respectively, and 7,990,732 and 7,997,232 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
b. Dividends
     The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2011 and 2010:

Dividend Information
			Total Cash
	Dividend	Dividend	Dividends		Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared		Dividend Payment	Payment Date
		(in thousands, except for per share data)
Fiscal year 2011:	October 25, 2010	$0.07	$15,563		November 15, 2010	December 1, 2010
	January 25, 2011	$0.07	$15,634		February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647		May 16, 2011	June 1, 2011
Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238		February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221		May 17, 2010	June 1, 2010

(1)	Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).
Note 4. Stock-Based Compensation
     The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $20.1 million and $59.9 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2011, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.8 million and $1.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2011, respectively. Included in the compensation expense recognized by the Company are $0.9 million and $2.9 million related to the Company’s employee stock purchase plan (“ESPP”) during the three months and nine months ended May 31, 2011, respectively. The Company recorded $27.5 million and $68.0 million of gross stock-based compensation expense, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2010, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.7 million and $1.3 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2010, respectively. Included in the compensation expense recognized by the Company are $0.8 million and $3.0 million related to the Company’s ESPP during the three months and nine months ended May 31, 2010, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At May 31, 2011 and August 31, 2010, $0.3 million and $0.2 million, respectively, of stock-based compensation costs were classified as inventories on the Condensed Consolidated Balance Sheets.
     Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for the nine months ended May 31, 2011 and 2010 was $17.8 million and $6.2 million, respectively. The proceeds for the nine months ended May 31, 2011 and 2010 were offset by $9.7 million and $5.5 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The market value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 680,224 shares and 350,747 shares of the Company’s common stock during the nine months ended May 31, 2011 and 2010, respectively. The shares have been classified as treasury stock on the Condensed Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

     A new stock award and incentive plan (the “2011 Plan”) was adopted by the Board of Directors during the first quarter of fiscal year 2011 and approved by the stockholders during the second quarter of fiscal year 2011. The 2011 Plan provides for the granting of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 8,850,000. If any portion of an outstanding award that was granted under the 2002 Stock Incentive Plan (the “2002 Plan”), which was terminated immediately upon the effectiveness of the 2011 Plan, for any reason expires or is terminated or canceled or forfeited on or after the date of termination of the 2002 Plan, the shares allocable to the expired, terminated, canceled, or forfeited portion of such 2002 Plan award shall be available for issuance under the 2011 Plan.
     The current ESPP was adopted by the Company’s Board of Directors during the first quarter of fiscal year 2002 and approved by the shareholders during the second quarter of fiscal year 2002. Initially there were 2,000,000 shares reserved under the current ESPP. An additional 2,000,000 shares and 3,000,000 shares were authorized for issuance under the current ESPP and approved by stockholders during the second quarter of fiscal years 2006 and 2009, respectively. A new ESPP was adopted by the Company’s Board of Directors during the first quarter of fiscal year 2011 and approved by the shareholders during the second quarter of fiscal year 2011 with 6,000,000 shares authorized for issuance. The new ESPP will begin issuing shares after the purchase period ending June 30, 2011. The Company also adopted a tax advantaged sub-plan under the ESPP for its Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the ESPP.
a. Stock Option and Stock Appreciation Right Plans
     The Company applies a lattice valuation model for stock options and stock appreciation rights granted (collectively known as “Options”), excluding those granted under the ESPP. The lattice valuation model is a more flexible analysis to value employee Options, as compared to a Black-Scholes model, because of its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of Option holders.
     There were no options granted during the nine months ended May 31, 2011. The weighted-average grant-date fair value per share of Options granted during the nine months ended May 31, 2010 was $6.36. The total intrinsic value of Options exercised during the nine months ended May 31, 2011 and 2010 was $4.8 million and $0.3 million, respectively. As of May 31, 2011, there was $1.8 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Options vested during the nine months ended May 31, 2011 and 2010 was $6.2 million and $14.0 million, respectively.
     Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Expected dividend yield	*	*	*	1.9%
Risk-free interest rate	*	*	*	0.1% to 3.4%
Weighted-average expected volatility	*	*	*	60.2%
Weighted-average expected life	*	*	*	5.6 years

*	The Company did not grant Options during the three months ended May 31, 2011 and 2010 and the nine months ended May 31, 2011.
     The following table summarizes Option activity from August 31, 2010 through May 31, 2011:

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Balance at August 31, 2010	10,480,001	13,154,272	$95	$24.10	4.09
Shares no longer available for grant due to terminated 2002 Stock Plan	(5,896,748)	—
Options authorized	8,850,000	—
Options expired	(817,611)	—		$31.70
Options granted	—	—

					Weighted-
				Weighted-	Average
	Shares		Aggregate	Average	Remaining
	Available	Options	Intrinsic Value	Exercise	Contractual
	for Grant	Outstanding	(in thousands)	Price	Life (years)
Options canceled	1,196,848	(1,196,848)		$25.61
Restricted stock awards(1)	(4,686,743)	—
Options exercised	—	(868,151)		$14.23

Balance at May 31, 2011	9,125,747	11,089,273	$13,512	$24.25	3.8

Exercisable at May 31, 2011		10,816,915	$13,052	$24.37	3.7

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.
b. Restricted Stock Awards
     Certain key employees have been granted time-based, performance-based, and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities from 0% to 200%, depending on the level of achievement of the specified performance condition. The market-based restricted awards have a vesting condition that is tied to the Standard and Poor’s 500 Composite Index (“S&P”).
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
     At May 31, 2011, there was $82.9 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Plan and 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.
     The following table summarizes restricted stock activity from August 31, 2010 through May 31, 2011:

		Weighted -
		Average
		Grant-Date
	Shares	Fair Value
Non-vested balance at August 31, 2010	12,189,271	$13.13
Changes during the period
Shares granted(1)	6,160,013	$14.27
Shares vested	(2,678,115)	$16.98
Shares forfeited	(1,473,270)	$13.05

Non-vested balance at May 31, 2011	14,197,899	$12.91

(1)	Represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
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
     The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were 506,250 and 740,720 shares purchased under the ESPP during the nine months ended May 31, 2011 and 2010, respectively. At May 31, 2011, a total of 6,297,969 shares had been issued under the ESPP.
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

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
External net revenue:
Mexico	$944,212	$906,408	$2,903,047	$2,465,588
China	833,104	568,882	2,428,246	1,706,632
United States	601,659	541,154	1,746,466	1,479,988
Hungary	526,022	340,856	1,365,038	862,959
Malaysia	298,788	329,131	855,336	828,972
Singapore	285,334	9,054	648,944	13,380
Other	738,569	760,093	2,291,455	2,190,959

	$4,227,688	$3,455,578	$12,238,532	$9,548,478

	May 31,	August 31,
	2011	2010
Long-lived assets:
China	$542,334	$483,181
United States	260,088	255,108
Mexico	197,919	212,409
Poland	126,306	98,395
Taiwan	118,885	110,237
Malaysia	118,104	102,700
Other	358,850	321,930

	$1,722,486	$1,583,960

     Total foreign source net revenue represented 85.8% and 85.7% of net revenue for the three months and nine months ended May 31, 2011, respectively, compared to 84.3% and 84.5% for the three months and nine months ended May 31, 2010, respectively.
     Sales of the Company’s products are concentrated among specific customers. For the nine months ended May 31, 2011, the Company’s five largest customers accounted for approximately 48% of its net revenue and 48 customers accounted for approximately

90% of its net revenue. Sales to the above customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) segments.
     Production levels for the DMS and HVS segments are subject to seasonal influences. The Company may realize greater net revenue during its first fiscal quarter due to higher demand for consumer related products manufactured in the DMS and HVS segments during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily being indicative of results for the entire fiscal year.
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
     Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense, amortization of intangibles, restructuring and impairment charges, settlement of receivables and related charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management.
     The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Net revenue
DMS	$1,532,902	$1,064,315	$4,328,907	$2,968,920
E&I	1,382,633	1,197,479	3,783,550	3,138,725
HVS	1,312,153	1,193,784	4,126,075	3,440,833

	$4,227,688	$3,455,578	$12,238,532	$9,548,478

Segment income and reconciliation of
income before income tax

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
DMS	$94,338	$61,107	$275,522	$160,489
E&I	54,052	56,795	163,410	133,601
HVS	29,383	13,959	89,096	39,847

Total segment income	177,773	131,861	528,028	333,937
Reconciling items:
Stock-based compensation expense	20,053	27,487	59,854	67,980
Amortization of intangibles	5,187	6,206	16,821	19,954
Restructuring and impairment charges	—	1,635	628	5,705

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Settlement of receivables and related charges	—	—	13,607	—
Loss on disposal of subsidiaries	—	—	23,944	15,722
Other expense	1,771	960	2,418	3,123
Interest income	(897)	(626)	(2,486)	(2,177)
Interest expense	25,149	19,503	73,088	59,649

Income before income tax	$126,510	$76,696	$340,154	$163,981

	May 31,	August 31,
	2011	2010
Total assets
DMS	$2,331,431	$2,194,998
E&I	1,291,140	1,033,910
HVS	1,154,217	1,469,476
Other non-allocated assets	2,178,780	1,669,363

	$6,955,568	$6,367,747

Note 6. Commitments and Contingencies
a. Legal Proceedings
     The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.
b. Warranty Provision
     The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in accrued expenses on the Condensed Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability for the nine months ended May 31, 2011 and 2010 is as follows (in thousands):

Amount
Balance at August 31, 2010	$10,828
Accruals for warranties	5,762
Warranty liabilities acquired	3,986
Settlements	(6,900)

Balance at May 31, 2011	$13,676

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties	5,434
Settlements	(6,196)

Balance at May 31, 2010	$13,518

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
     The following table presents the changes in goodwill allocated to the Company’s reportable segments during the nine months ended May 31, 2011 (in thousands):

	August 31, 2010				May 31, 2011
		Accumulated	Acquisitions	Foreign		Accumulated
	Gross	Impairment	&	Currency	Gross	Impairment
Reportable Segment	Balance	Balance	Adjustments	Impact	Balance	Balance	Net Balance
DMS	$583,423	$(558,768)	$—	$554	$583,977	$(558,768)	$25,209
E&I	335,584	(331,784)	4,128	806	340,518	(331,784)	8,734
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,051,276	$(1,022,821)	$4,128	$1,360	$1,056,764	$(1,022,821)	$33,943

     Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to 10 years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2010 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at May 31, 2011 and August 31, 2010 (in thousands):

	Gross		Net
	carrying	Accumulated	carrying
May 31, 2011	amount	amortization	amount
Contractual agreements and customer relationships	$85,283	$(51,217)	$34,066
Intellectual property	80,561	(73,057)	7,504
Trade name	53,567	—	53,567

Total	$219,411	$(124,274)	$95,137

	Gross		Net
	carrying	Accumulated	carrying
August 31, 2010	amount	amortization	amount
Contractual agreements and customer relationships	$83,746	$(43,698)	$40,048
Intellectual property	85,166	(68,989)	16,177
Trade name	47,888	—	47,888

Total	$216,800	$(112,687)	$104,113

     The weighted-average amortization period for aggregate net intangible assets at May 31, 2011 is 7.6 years, which includes a weighted-average amortization period of 9.4 years for net contractual agreements and customer relationships and a weighted-average amortization period of 5.0 years for net intellectual property.
     The estimated future amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2011 (remaining three months)	$5,242
2012	13,470
2013	8,915
2014	7,684
2015	4,752
Thereafter	1,507

Total	$41,570

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
     Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The wholly-owned subsidiary is assessed (i) a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period and (ii) a usage fee on the utilized portion of the program is equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month. The securitization conduits and the investors in the conduits have no recourse to the Company’s assets for failure of debtors to pay when due.
     The Company continues servicing the receivables sold and in exchange receives a servicing fee. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     The Company sold $1.4 billion and $4.3 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2011, respectively. In exchange, the Company received cash proceeds of $1.1 billion and $4.0 billion during the three months and nine months ended May 31, 2011, respectively, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $280.1 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value.
     The Company sold $1.1 billion and $3.6 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2010, respectively. In exchange, the Company received cash proceeds of $0.9 billion and $3.4 billion during the three months and nine months ended May 31, 2010, respectively, and retained an interest in the receivables of approximately $144.6 million at May 31, 2010.
     The Company recognized pretax losses on the sales of receivables of approximately $0.8 million and $2.7 million during the three months and nine months ended May 31, 2011 compared to $0.9 million and $2.9 million during the three months and nine months ended May 31, 2010, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, the Company recognized interest expense of approximately $0.5 million during the first quarter of fiscal year 2011 associated with the secured borrowings.
b. Foreign Asset-Backed Securitization Program
     In connection with the foreign asset-backed securitization program, prior to May 11, 2011, certain of the Company’s foreign subsidiaries sold, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrowed up to $100.0 million from an unaffiliated financial institution and granted a security interest in the accounts receivable as collateral for the borrowings. The securitization program was accounted for as a borrowing. The loan balance was calculated based on the terms of the securitization program agreements.
     Effective May 11, 2011, the securitization program was amended to provide for the sale of 100% of the designated trade accounts receivable of the Company’s foreign subsidiaries to the special purpose entity which in turn sells 100% of the receivables to an unaffiliated financial institution. Net cash proceeds of $200.0 million are available at any one time under the securitization program. As a result of the amendment, transfers of the receivables to the unaffiliated financial institution are accounted for as sales. Under the amended program, any portion of the purchase price for the receivables which is not paid in cash to the special purpose entity upon the sale taking place is recorded as a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected. The foreign-asset backed securitization program requires compliance with several covenants including limitations on certain corporate actions such as mergers and consolidations. The securitization agreement, as amended on May 11, 2011, expires on May 10, 2012.
     As the Company has the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity it is deemed the primary beneficiary. Accordingly, the Company consolidates the special purpose entity (which was also the case prior to the amendment on May 11, 2011).
     Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The special purpose entity is assessed (i) a fee in an amount equal to 0.45% per annum multiplied by the maximum aggregate invested amount during the period and (ii) a fee on the average amount outstanding under the program during the period multiplied by the applicable rate in effect for the period (i.e. LIBOR for U.S. dollars and EURIBOR for euros) plus a 0.45% per annum margin. The unaffiliated financial institution has no recourse to the Company’s assets for failure of debtors to pay when due.
     The Company continues servicing the receivables in the program and in exchange receives a servicing fee. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material and are included in interest expense up through the amendment date of May 11, 2011 and in other expense subsequent to May 11, 2011 within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     Subsequent to the amendment on May 11, 2011 through May 31, 2011, the Company sold (including amounts transferred into the program on the amendment date) $352.8 million of eligible trade accounts receivable. In exchange, the Company received cash proceeds of $258.9 million during the same period, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $93.9 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value. The resulting losses on the sales of the receivables subsequent to the amendment on May 11, 2011 through May 31, 2011 were $0.5 million and were recorded to other expense within the Condensed Consolidated Statements of Operations.

Prior to execution of the previously discussed amendment, the Company recognized interest expense of approximately $0.3 million and $0.9 million for the three months and nine months ended May 31, 2011 associated with the secured borrowings.
          At May 31, 2010, the Company had $58.1 million of secured borrowings outstanding under the program. In addition, the Company incurred interest expense of $0.4 million and $1.8 million recorded in the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2010.
c. Trade Accounts Receivable Factoring Agreement
     In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In April 2011, the factoring agreement was extended through September 30, 2011, at which time it is expected to automatically renew for an additional six-month period.
     The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value. The third party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.
     The Company sold $14.4 million and $50.6 million of trade accounts receivable during the three months and nine months ended May 31, 2011, respectively, and in exchange, received cash proceeds of $14.3 million and $50.5 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for the three months and nine months ended May 31, 2011 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations. The Company sold $20.8 million and $68.9 million of trade accounts during the three months and nine months ended May 31, 2010, respectively, and in exchange, received cash proceeds of $20.8 million and $68.8 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for the three months and nine months ended May 31, 2010 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.
d. Trade Accounts Receivable Sale Programs
     In fiscal year 2010, the Company entered into two separate uncommitted accounts receivable sale agreements with banks which originally allowed the Company and certain of its subsidiaries to elect to sell and the banks to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million and $75.0 million of specific trade accounts receivable at any one time. The sale programs have been amended to increase the facility limits from $150.0 million to $200.0 million and from $75.0 million to $175.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The $200.0 million sale program was amended on May 27, 2011. The terms of the agreement were amended such that the program no longer has a defined termination date and either party can elect to cancel the agreement at any time with notification. The $175.0 million sale program expires on August 24, 2011. The Company continues servicing the receivables in the program. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.
     During the three and nine months ended May 31, 2011, the Company sold $697.8 million and $1.8 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $697.3 million and $1.8 billion, respectively. The resulting losses on the sales of trade accounts receivable for the three months and nine months ended May 31, 2011, were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations. During the three and nine months ended May 31, 2010, the Company sold $43.5 million of trade accounts receivable under these programs. In exchange, the Company received cash proceeds of $43.5 million. The resulting losses on the sales of trade accounts receivable for the three months and nine months ended May 31, 2010, were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations.
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
     There are no domestic pension or postretirement benefit plans maintained by the Company.
     The components of net periodic benefit cost (gain) for the Company’s pension plans are as follows (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Service cost	$376	$364	$1,136	$1,152
Interest cost	1,441	1,353	4,259	4,338
Expected long-term return on plan assets	(1,118)	(1,000)	(3,315)	(3,212)
Amortization of prior service cost	(6)	(26)	(19)	(87)
Recognized actuarial loss	447	292	1,453	932
Curtailment gain	—	—	(1,874)	—

Net periodic benefit cost (gain)	$1,140	$983	$1,640	$3,123

     During the nine months ended May 31, 2011, the Company made contributions of approximately $2.8 million to its defined benefit pension plans. The Company presently anticipates total fiscal year 2011 contributions to approximate $3.6 million to $4.2 million.
Note 10. Notes Payable and Long-Term Debt
     Notes payable and long-term debt outstanding at May 31, 2011 and August 31, 2010 are summarized below (in thousands):

	May 31,	August 31,
	2011	2010
7.750% Senior Notes due 2016	$303,072	$301,782
8.250% Senior Notes due 2018	397,426	397,140
5.625% Senior Notes due 2020 (a)	400,000	—
Borrowings under credit facilities	78,000	73,750
Borrowings under loans (b)	2,449	342,380
Securitization program obligations	—	71,436
Miscellaneous borrowings	2	8
Fair value adjustment (c)	6,695	—

Total notes payable and long-term debt	1,187,644	$1,186,496
Less current installments of notes payable and long-term debt	80,449	167,566

Notes payable and long-term debt, less current installments	$1,107,195	$1,018,930

     The $400.0 million of 5.625% senior unsecured notes (the “5.625% Senior Notes”), $312.0 million of 7.750% senior unsecured notes (the “7.750% Senior Notes”) and $400.0 million of 8.250% senior unsecured notes (the “8.250% Senior Notes”) outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $401.0 million, $352.6 million and $464.0 million, respectively, at May 31, 2011. The fair value estimates are based upon observable market data (Level 2 criteria).
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
b. Amended and Restated Credit Facility
     On December 7, 2010, the Company amended and restated its five-year $800.0 million revolving credit facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit in the amount of $1.0 billion, subject to potential uncommitted increases up to $1.3 billion, and expires on December 7, 2015. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents the adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in the Agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, debt and loss on sales of trade accounts receivables pursuant to our securitization program. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.
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
a. Foreign Currency Risk Management

     Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. A hedging relationship existed that related to certain anticipated foreign currency denominated revenues and expenses, with an aggregate notional amount outstanding of $176.0 million and $67.1 million at May 31, 2011 and 2010, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2011 and April 30, 2012.
     In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2011 and 2010 was $686.9 million and $320.8 million, respectively.
     The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2011, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$9,871	$—	$9,871

Liabilities:
Forward foreign exchange contracts	—	(4,724)	—	(4,724)

Total	$—	$5,147	$—	$5,147

     The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.
     The following table presents the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2011 (in thousands):

	Fair Values of Derivative Instruments
	At May 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,571	Accrued expense	$93
Derivatives not designated as hedging instruments
Forward foreign exchange contracts	Prepaid expenses and other current assets	$6,300	Accrued expense	$4,631
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
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the nine months ended May 31, 2011 (in thousands):

				Location of Gain	Amount of Gain
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
Derivatives in Cash	Amount of Gain	Location of Gain (Loss)	(Loss)	Income on Derivative	Income on Derivative
Flow Hedging	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Relationship for the	in OCI on	AOCI	AOCI	and Amount Excluded	and Amount Excluded
Nine Months Ended	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
May 31, 2011	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Forward foreign exchange contracts	$1,624	Revenue	$1,506	Revenue	$344
Forward foreign exchange contracts	$4,212	Cost of revenue	$1,423	Cost of revenue	$345
Forward foreign exchange contracts	$1,033	Selling, general and administrative	$482	Selling, general and administrative	$200
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the nine months ended May 31, 2010 (in thousands):

				Location of Gain	Amount of Gain
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
Derivatives in Cash	Amount of Gain	Location of Gain (Loss)	(Loss)	Income on Derivative	Income on Derivative
Flow Hedging	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Relationship for	in OCI on	AOCI	AOCI	and Amount Excluded	and Amount Excluded
the Nine Months	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Ended May 31, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Forward foreign exchange contracts	$(11,484)	Revenue	$(11,484)	Revenue	$42
Forward foreign exchange contracts	$9,635	Cost of revenue	$11,498	Cost of revenue	$2,437
Forward foreign exchange contracts	$(14)	Selling, general and administrative	$(14)	Selling, general and administrative	$29

          As of May 31, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $2.9 million from the amounts recorded in AOCI as the anticipated cash flows occur.
          The following table presents the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the nine months ended May 31, 2011 (in thousands):

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss) Recognized in	Income on Derivative for the Nine months
Derivatives not designated as hedging instruments	Income on Derivative	ended May 31, 2011
Forward foreign exchange contracts	Cost of revenue	$(2,483)
b. Interest Rate Risk Management
     The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.
Fair Value Hedges
               During the second quarter of fiscal year 2011, the Company entered into a series of interest rate swaps with an aggregate notional amount of $200.0 million designated as fair value hedges of a portion of the Company’s 7.750% Senior Notes. Under these interest rate swaps, the Company receives fixed rate interest payments and pays interest at a variable rate based on LIBOR plus a spread. The effect of these swaps is to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps are recorded to interest expense and offset changes in the fair value of the hedged portion of the underlying 7.750% Senior Notes. The fair value of the interest rate swaps, based on observable market data (Level 2), was $6.7 million as of May 31, 2011 and was recorded to other assets on the Company’s Condensed Consolidated Balance Sheets. As of May 31, 2010, the Company had not entered into these interest rate swaps so there were no amounts outstanding.
          The gains (losses) on the interest rate swaps and the underlying 7.750% Senior Notes recorded to interest expense within the Company’s Condensed Consolidated Statement of Operations were as follows (in thousands):

	Gain/(Loss) for the		Gain/(Loss) for the
	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Interest Rate Swaps	$6,111	$—	$6,695	$—
7.750% Senior Notes	$(6,111)	$—	$(6,695)	$—
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
     The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the nine months ended May 31, 2011 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash Flow	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Hedging Relationship for the Nine	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Months Ended May 31, 2011	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—
     The following table presents the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings for the nine months ended May 31, 2010 (in thousands):

				Location of Gain or	Amount of Gain or
			Amount of Gain	(Loss) Recognized in	(Loss) Recognized in
	Amount of Gain	Location of Gain (Loss)	or (Loss)	Income on Derivative	Income on Derivative
	(Loss) Recognized	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
Derivatives in Cash Flow	in OCI on	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
Hedging Relationship for the Nine	Derivative	into Income	into Income	from Effectiveness	from Effectiveness
Months Ended May 31, 2010	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)
Interest rate swap	$(13)	Interest expense	$(3,178)	Interest expense	$—
     As of May 31, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.
     The following table presents the changes related to cash flow hedges included in AOCI net of tax for the nine months ended May 31, 2011 and 2010 (in thousands):

Nine months ended
May 31, 2011
Accumulated comprehensive loss, August 31, 2010	$(16,086)
Net gain for the period	6,869
Net gain transferred to earnings	(291)

Accumulated comprehensive loss, May 31, 2011	$(9,508)

Nine months
ended May 31, 2010
Accumulated comprehensive loss, August 31, 2009	$(18,861)
Net loss for the period	(1,877)
Net loss transferred to earnings	3,178

Accumulated comprehensive loss, May 31, 2010	$(17,560)

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
     The Company disagrees with the proposed adjustments and is vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the nine months ended May

31, 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).
Note 13. Loss on Disposal of Subsidiaries
a. Jabil Circuit Automotive, SAS
     During the first quarter of fiscal year 2010, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to an unrelated third party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million during the first quarter of fiscal year 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiaries within the Condensed Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.
b. French and Italian Subsidiaries
     During the fourth quarter of fiscal year 2010, the Company sold F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein), to an unrelated third party. Divested operations, inclusive of four sites and approximately 1,500 employees, had net revenues and an operating loss of $298.6 million and $39.6 million, respectively, from the beginning of the 2010 fiscal year through the date of disposition.
     In connection with this transaction, the Company provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bears interest on a quarterly basis at LIBOR plus 500 basis points and is repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the disposed operations, which if not met, would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, the Company could have incurred up to an additional $28.5 million of charges. As a result of this sale, the Company recorded a loss on disposition of $8.9 million during the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair value at August 31, 2010 based upon a discounted cash flow analysis (Level 3). These costs were recorded to loss on disposal of subsidiaries within the Consolidated Statements of Operations during the fourth quarter of fiscal year 2010, which is a component of operating income.
     During the second quarter of fiscal year 2011, the Company recorded an additional loss on disposal of subsidiaries of $18.5 million within the Condensed Consolidated Statement of Operations to fully write off the remaining balance of the working capital loan as it was deemed no longer collectible by the Company. In addition, the Company recorded a charge of $5.4 million to loss on disposal of subsidiaries within the Condensed Consolidated Statement of Operations during the second quarter of fiscal year 2011, as it was determined that a purchase price related receivable that was due from the third party purchaser was no longer collectible. Refer to Note 14 — “Business Acquisitions” for further discussion on the subsequent acquisition of the French and Italian operations.
Note 14. Business Acquisitions
     During the second quarter of fiscal year 2011, the Company completed its acquisition of F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. The Competence Sites were former operations of the Company and were previously disposed of during the fourth quarter of fiscal year 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” for further discussion of the previous disposition. In order to reestablish viable operations, including the preservation of the Company’s relationship with certain global customers that the Company continued to serve outside of its former French and Italian operations and jobs of former employees, the Company acquired the entities owning the Competence Sites following multiple breaches by the third party purchaser. The acquisition added approximately 1,500 employees to the Company.
     In exchange for cash of approximately $0.5 million and certain mutual conditional releases, the Company acquired a 100% equity interest in the Competence Sites. Simultaneously, with this transaction, the Company recorded a settlement of pre-existing receivables and other relationships with a fair value of $22.3 million that were outstanding at the time of acquisition.

     During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, the Company recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. This charge is included in settlement of receivables and related charges within the Condensed Consolidated Statement of Operations for the nine months ended May 31, 2011. The fair values of these receivables and other obligations were determined based on the probability evaluation of multiple scenarios under which the Competence Sites could settle these liabilities.
     Pursuant to the acquisition method of accounting for business combinations, the Company has recognized acquisition costs and other related charges of $0.9 million to settlement of receivables and related charges within the Condensed Consolidated Statement of Operations during the second quarter of fiscal year 2011.
     The acquisition of the Competence entities has been accounted for as a business combination using the acquisition method. Assets acquired of $130.9 million and liabilities assumed of $108.1 million were recorded at their estimated fair values as of the acquisition date. The excess of purchase price over the tangible assets and assumed liabilities of $5.1 million, based on the exchange rate on the date of acquisition, was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation of certain assets acquired and liabilities assumed and the Company’s estimates and assumptions are subject to change. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of certain tangible assets and liabilities acquired and residual goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date and to finalize the purchase price allocation in the fourth quarter of fiscal year 2011.
Note 15. New Accounting Guidance
     During the first quarter of fiscal year 2010, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance for revenue arrangements with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified beginning during the first quarter of fiscal year 2011. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
     During the fourth quarter of fiscal year 2009, the FASB amended its guidance on accounting for variable interest entities (“VIE”). The new accounting guidance resulted in a change in the Company’s accounting policy effective September 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise’s involvement with a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
     During the fourth quarter of fiscal year 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This new guidance became effective for the Company on September 1, 2010. This guidance amends previous guidance by eliminating the concept of a qualifying special-purpose entity, creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. As a result of the adoption of this new guidance, the accounts receivable transferred under the asset-backed securitization program, prior to amendment on November 5, 2010, no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, the program was amended to again be accounted for as a sale. The amended program allows the Company to regularly sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. Refer to Note 8 — “Trade Accounts Receivable Securitization and Sale Programs.”
     During the fourth quarter of fiscal year 2010, the FASB issued new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. This new guidance became effective for the Company during the second quarter of fiscal year 2011. This guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to the financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. This accounting guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.
Note 16. Subsequent Events
     The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2011 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES
     References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:
•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	availability of components;

•	our dependence on certain industries;

•	our production levels are subject to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally;

•	the ongoing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers;

•	the potential consolidation of our customer base, and the potential movement by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

•	our ability to successfully negotiate definitive agreements and consummate dispositions and acquisitions, and to integrate operations following the consummation of acquisitions;

•	our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.
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
Overview
     We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the nine months ended May 31, 2011 our largest customers currently include Agilent Technologies, Apple Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Pace plc and Research in Motion Limited. For the nine months ended May 31, 2011, we had net revenues of approximately $12.2 billion and net income attributable to Jabil Circuit, Inc. of approximately $266.8 million.
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
     Though significant uncertainty remains regarding the extent and timing of the economic recovery, we continue to see signs of stabilization as the overall credit markets have significantly improved and it appears that the global economic stimulus programs put in place are having a positive impact, particularly in China. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. We will also continue to monitor the ongoing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers.
Summary of Results
     Net revenues for the third quarter of fiscal year 2011 increased approximately 22.3% to $4.2 billion compared to $3.5 billion for the same period of fiscal year 2010. These increases are primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, as certain of our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase.
     The following table sets forth, for the three month and nine month periods indicated, certain key operating results and other financial information (in thousands, except per share data).

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Net revenue	$4,227,688	$3,455,578	$12,238,532	$9,548,478
Gross profit	$318,376	$262,114	$925,367	$716,636
Operating income	$152,533	$96,533	$413,174	$224,576
Net income attributable to Jabil Circuit, Inc.	$104,695	$52,031	$266,775	$110,149
Income per share — basic	$0.49	$0.24	$1.24	$0.51
Income per share — diluted	$0.47	$0.24	$1.21	$0.51
Cash dividend per share — declared	$0.07	$0.07	$0.21	$0.21
Key Performance Indicators
     Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three months ended
	May 31,	February 28,	November 30,	August 31,
	2011	2011	2010	2010
Sales cycle	11 days	11 days	16 days	17 days
Inventory turns	7 turns	7 turns	7 turns	7 turns
Days in trade accounts receivable	22 days	24 days	26 days	33 days
Days in inventory	52 days	53 days	52 days	53 days
Days in accounts payable	63 days	66 days	62 days	69 days
     The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2011, days in trade accounts receivable decreased two days to 22 days as compared to the prior sequential quarter as a result of the amendment to our foreign asset-backed securitization program, which resulted in the receivables being sold to a third party financial institution, and no longer being recognized in trade accounts receivable. Previously the program was accounted for as a secured borrowing and the transferred receivables were recorded in trade accounts receivable. See Note 8 — “Trade Accounts Receivable Securitization and Sales Programs” to the Condensed Consolidated Financial Statements for further details. During the three months ended May 31, 2011, days in inventory decreased one day to 52 days as compared to the prior sequential quarter largely due to increased sales activity during the quarter. Inventory turns remained constant at seven turns as compared to the prior sequential quarter. During the three months ended May 31, 2011, days in accounts payable decreased three days to 63 days as compared to the prior sequential quarter, as a result of the timing of purchases and cash payments during the quarter.
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
Revenue Recognition
     We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We assume no significant obligations after product shipment.
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
     We disagree with the proposed adjustments and are vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. Accordingly, we did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets for the nine months ended May 31, 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 12 — “Income Taxes” to the Condensed Consolidated Financial Statements, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
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
Recent Accounting Guidance
     See Note 15 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.
Results of Operations
     The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.5%	92.4%	92.4%	92.5%

Gross profit	7.5%	7.6%	7.6%	7.5%
Operating expenses:
Selling, general and administrative	3.6%	4.4%	3.6%	4.4%
Research and development	0.2%	0.2%	0.2%	0.2%
Amortization of intangibles	0.1%	0.2%	0.1%	0.2%
Restructuring and impairment charges	—	—	—	0.1%
Settlement of receivables and related charges	—	—	0.1%	—
Loss on disposal of subsidiaries	—	—	0.2%	0.2%

Operating income	3.6%	2.8%	3.4%	2.4%

Other expense	—	—	—	—
Interest income	—	—	—	—
Interest expense	0.6%	0.6%	0.6%	0.6%

Income before income tax	3.0%	2.2%	2.8%	1.8%
Income tax expense	0.5%	0.7%	0.6%	0.6%

Net income	2.5%	1.5%	2.2%	1.2%
Net (loss) income attributable to noncontrolling interests, net of income tax expense	—	—	—	—

Net income attributable to Jabil Circuit, Inc.	2.5%	1.5%	2.2%	1.2%

For the Three Months and Nine Months Ended May 31, 2011 Compared to the Three Months and Nine Months Ended May 31, 2010

     Net Revenue. Our net revenue for the three months ended May 31, 2011 increased 22.3% to $4.2 billion up from $3.5 billion for the three months ended May 31, 2010. Specific increases include a 94% increase in the sale of specialized services products; a 23% increase in the sale of instrumentation and healthcare products; a 15% increase in the sale of industrial and CleanTech products; a 15% increase in the sale of E&I products; and a 10% increase in the sale of HVS products.
     Our net revenue for the nine months ended May 31, 2011 increased 28.2% to $12.2 billion up from $9.5 billion for the nine months ended May 31, 2010. Specific increases include a 77% increase in the sale of specialized services products; a 39% increase in the sale of instrumentation and healthcare products; a 21% increase in the sale of industrial and CleanTech products; a 21% increase in the sale of E&I products; and a 20% increase in the sale of HVS products.
     These increases for the three months and nine months ended May 31, 2011 are primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, as certain of our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase. These drivers of the net revenue increases may be negatively impacted by the ongoing situation in Japan (resulting from the recent earthquake and tsunami), and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers.
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
     The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
DMS
Specialized Services	17%	11%	16%	11%
Industrial & CleanTech	12%	13%	12%	13%
Instrumentation & Healthcare	7%	8%	7%	7%

Total DMS	36%	32%	35%	31%

Total E&I	33%	34%	31%	33%

Total HVS	31%	34%	34%	36%

Total	100%	100%	100%	100%

     Foreign source revenue represented 85.8% and 85.7% of net revenue for the three months and nine months ended May 31, 2011, respectively. This is compared to 84.3% and 84.5% of net revenue for the three months and nine months ended May 31, 2010, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next twelve months.
     Gross Profit. Gross profit increased to $318.4 million (7.5% of net revenue) and $925.4 million (7.6% of net revenue) for the three months and nine months ended May 31, 2011, respectively, from $262.1 million (7.6% of net revenue) and $716.6 million (7.5% of net revenue) for the three months and nine months ended May 31, 2010, respectively. The increases in gross profit on an absolute basis and as a percentage of net revenue for the three months and nine months ended May 31, 2011 versus the same period during the prior fiscal year were primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, as certain of our customers’ confidence in their markets strengthen and their end-customers’ demand levels increase which allow us to better utilize capacity and absorb fixed costs, an increased focus on controlling costs and improving productivity and additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments.
     Selling, General and Administrative. Selling, general and administrative expenses increased to $154.1 million (3.6% of net revenue) for the three months ended May 31, 2011 from $151.4 million (4.4% of net revenue) for the three months ended May 31, 2010. This increase was largely due to additional salary expense associated with increased headcount, partially offset by a decrease in stock-based compensation expense of $7.4 million. The decrease in stock-based compensation expense was largely due to a cumulative adjustment recorded during the three months ended May 31, 2010 for certain performance-based restricted stock awards that were anticipated to vest at 110% versus 40%, as previously estimated, whereas a corresponding adjustment to increase stock-based compensation expense did not occur during the three months ended May 31, 2011.
     Selling, general and administrative expenses increased to $438.4 million (3.6% of net revenue) for the nine months ended May 31, 2011 from $429.2 million (4.4% of net revenue) for the nine months ended May 31, 2010. This increase was largely due to additional salary and salary related expense associated with increased headcount, partially offset by a decrease in stock-based compensation expense of $8.1 million. The decrease in stock-based compensation expense was due largely to recognizing less stock-based compensation expense associated with stock appreciation right (“SARs”) awards during the nine months ended May 31, 2011 as compared to the nine months ended May 31, 2010 as we have not granted such awards since fiscal year 2008.
     Research and Development. Research and development expenses remained relatively consistent at $6.5 million (0.2% of net revenue) for the three months ended May 31, 2011 as compared with $6.3 million (0.2% of net revenue) for the three months ended May 31, 2010. Research and development expenses decreased to $18.8 million (0.2% of net revenue) for the nine months ended May 31, 2011 from $21.5 million (0.2% of net revenue) for the nine months ended May 31, 2010. The decrease for the nine months ended May 31, 2011 was primarily due to a greater portion of engineering resources working on customer funded design projects.
     Amortization of Intangibles. We recorded $5.2 million and $16.8 million of amortization of intangible assets for the three months and nine months ended May 31, 2011, respectively, compared to $6.2 million and $20.0 million for the three months and nine months ended May 31, 2010, respectively. The decrease is primarily attributable to certain intangible assets that became fully amortized since May 31, 2010. For additional information regarding purchased intangibles, see Note 7 — “Goodwill and Other Intangible Assets” to the Condensed Consolidated Financial Statements.
     Restructuring and Impairment Charges.
     a. 2009 Restructuring Plan
     Upon the approval by our Board of Directors, we initiated a restructuring plan during the second quarter of fiscal year 2009 (the “2009 Restructuring Plan”). We have substantially completed restructuring activities under this plan and do not expect to incur any additional costs under the 2009 Restructuring Plan.
     We did not record any restructuring and impairment costs during the three months ended May 31, 2011, compared to charges of $1.6 million recorded during the three months ended May 31, 2010. During the nine months ended May 31, 2011, we reversed $0.1 million of previously recognized restructuring and impairment costs, compared to charges of $5.4 million of restructuring and impairment costs recorded during the nine months ended May 31, 2010. The reversals related to the 2009 Restructuring Plan incurred during the nine months ended May 31, 2011 are primarily related to revised estimates for lease commitment costs.
     At May 31, 2011, accrued liabilities of approximately $0.1 million related to the 2009 Restructuring Plan are expected to be paid over the next fiscal quarter.
     As of May 31, 2011, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.6 million, which we are now fully realizing. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $42.4 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million.
     As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charges incurred through May 31, 2011 as it was recorded to income tax expense within our Condensed Consolidated Statements of Operations.

     b. 2006 Restructuring Plan
     Upon the approval by our Board of Directors, we initiated a restructuring plan during the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan and do not expect to incur any additional costs under the 2006 Restructuring Plan.
     We did not record any restructuring and impairment costs during the three months ended May 31, 2011, compared to charges of $0.1 million recorded during the three months ended May 31, 2010. During the nine months ended May 31, 2011, we recorded approximately $0.7 million of restructuring and impairment costs, compared to charges of $0.3 million of restructuring and impairment charges recorded during the nine months ended May 31, 2010. The restructuring and impairment costs for the nine months ended May 31, 2011 are primarily related to lease commitment costs.
     At May 31, 2011, liabilities of approximately $0.5 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $2.1 million relates primarily to the charge for employee severance and termination benefits payments.
     Settlement of Receivables and Related Charges. We recorded a loss on settlement of receivables and related charges of $13.6 million for the nine months ended May 31, 2011. During the second quarter of fiscal year 2011, we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein). The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Condensed Consolidated Financial Statements for further details.
     During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, we recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. In addition, we recognized acquisition costs and other related charges of $0.9 million during the second quarter of fiscal year 2011 . Refer to Note 14 — “Business Acquisitions” to the Condensed Consolidated Financial Statements for further details.
     Loss on Disposal of Subsidiaries. We recorded a loss on disposal of subsidiaries of $23.9 million for the nine months ended May 31, 2011 and $15.7 million for the nine months ended May 31, 2010.
     During the first quarter of fiscal year 2010, we sold the operations of Jabil Circuit Automotive, SAS, an automotive electronic manufacturing subsidiary located in Western Europe to an unrelated third party. In connection with this sale, we recorded a loss on disposition of approximately $15.7 million, which includes approximately $4.2 million in transaction costs incurred in connection with the sale during the three months ended November 30, 2009.
     During the fourth quarter of fiscal year 2010, we sold F-I Holding Company, which directly or indirectly wholly owns the Competence Sites, to an unrelated third party. In connection with this transaction, we provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. During the second quarter of fiscal year 2011, we recorded a charge of $18.5 million to loss on disposal of subsidiaries within the Condensed Consolidated Statement of Operations to fully write-off the remaining balance of the working capital loan as we deemed it no longer collectible. In addition, we recorded a charge of $5.4 million during the second quarter of fiscal year 2011 to write off a purchase price related receivable that we were due from the third party purchaser as it was deemed no longer collectible. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Condensed Consolidated Financial Statements for further discussion.
     Other Expense. We recorded other expense of $1.8 million and $2.4 million during the three months and nine months ended May 31, 2011, respectively, as compared to $1.0 million and $3.1 million for the three months and nine months ended May 31, 2010, respectively. The increase in other expense for the three months ended May 31, 2011 as compared to the three months ended May 31, 2010, was primarily due to fees incurred in connection with the amendment to our foreign asset-backed securitization program during the third quarter of fiscal year 2011. See Note 8 — “Trade Accounts Receivable Securitization and Sales Programs” to the Condensed Consolidated Financial Statements for further details. The decrease in other expense for the nine months ended May 31, 2011 as compared to the nine months ended May 31, 2010, was primarily due to an incremental gain that we recognized of $1.2 million associated with the purchase of receivables from an unrelated third party and an incremental gain of $0.4 million associated with the sale of an available-for-sale security during the nine months ended May 31, 2011. In addition, for a portion of the nine months ended May 31, 2011, $0.5 million related to the loss under the non-foreign asset-backed securitization program was recorded to interest expense instead of other expense as the program was accounted for as a secured borrowing during a portion of that time.

     Interest Income. Interest income remained relatively constant at $0.9 million and $2.5 million for the three months and nine months ended May 31, 2011, respectively, compared to $0.6 million and $2.2 million for the three months and nine months ended May 31, 2010.
     Interest Expense. Interest expense increased to $25.1 million and $73.1 million for the three months and nine months ended May 31, 2011, respectively, from $19.5 million and $59.6 million for the three months and nine months ended May 31, 2010, respectively. The increase was primarily due to interest associated with the issuance of our 5.625% Senior Notes during the first quarter of fiscal year 2011 and the refinancing of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) at market rates during the second quarter of fiscal year 2011.
     Income Taxes. Income tax expense reflects an effective tax rate of 17.6% and 21.4% for the three months and nine months ended May 31, 2011, respectively, compared to an effective tax rate of 31.3% and 32.1% for the three months and nine months ended May 31, 2010, respectively. The effective tax rate for the three months ended May 31, 2011 differs from the effective tax rate for the three months ended May 31, 2010 predominantly due to the amount of earnings and the mix of tax rates in the various jurisdictions in which we do business. The effective tax rate for the nine months ended May 31, 2011 differs from the effective tax rate for the nine months ended May 31, 2010 predominantly due to the amount of earnings and the mix of tax rates in the various jurisdictions in which we do business and the sale of a French subsidiary in fiscal year 2010, partially offset by the acquisition of previously divested operations during the second quarter of fiscal year 2011. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes”, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended August 31, 2010 for further discussion.
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
     Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and impairment charges, settlement of receivables and related charges and loss on disposal of subsidiaries. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining employee performance when determining incentive compensation.
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
     Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010

Operating income (U.S. GAAP)	$152,533	$96,533	$413,174	$224,576
Amortization of intangibles	5,187	6,206	16,821	19,954
Stock-based compensation and related charges	20,053	27,487	59,854	67,980
Restructuring and impairment charges	—	1,635	628	5,705
Settlement of receivables and related charges	—	—	13,607	—
Loss on disposal of subsidiaries	—	—	23,944	15,722

Core operating income (Non-U.S. GAAP)	$177,773	$131,861	$528,028	$333,937

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$104,695	$52,031	$266,775	$110,149
Amortization of intangibles, net of tax	5,174	6,191	16,785	19,919
Stock-based compensation and related charges, net of tax	19,268	26,825	58,279	66,713
Restructuring and impairment charges, net of tax	—	1,693	628	5,777
Settlement of receivables and related charges	—	—	13,607	—
Loss on disposal of subsidiaries, net of tax	—	—	23,944	15,722

Core earnings (Non-U.S. GAAP)	$129,137	$86,740	$380,018	$218,280

Earnings per share: (U.S. GAAP)
Basic	$0.49	$0.24	$1.24	$0.51

Diluted	$0.47	$0.24	$1.21	$0.51

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.60	$0.41	$1.77	$1.02

Diluted	$0.58	$0.40	$1.72	$1.00

Common shares used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	215,705	213,881	215,092	214,051

Diluted	222,337	216,522	220,773	218,089

     Core operating income for the three months ended May 31, 2011 increased 34.8% to $177.8 million compared to $131.9 million for the three months ended May 31, 2010. Core operating income for the nine months ended May 31, 2011 increased 58.1% to $528.0 million compared to $333.9 million for the nine months ended May 31, 2010. Core earnings for the three months ended May 31, 2011 increased 48.9% to $129.1 million compared to $86.7 million for the three months ended May 31, 2010. Core earnings for the nine months ended May 31, 2011 increased 74.1% to $380.0 million compared to $218.3 million for the nine months ended May 31, 2010. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — For the Three Months and Nine Months Ended May 31, 2011 Compared to the Three Months and Nine Months Ended May 31, 2010 — Gross Profit.”
Acquisitions and Expansion
     As discussed in Note 13 — “Loss on Disposal of Subsidiaries” and Note 14 — “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed our acquisition of the Competence Sites in France and Italy during the second quarter of fiscal year 2011. The Competence Sites were our former operations and were previously disposed of during the fourth quarter of fiscal year 2010. This acquisition, along with acquisitions in prior years, were accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”
Seasonality
     Production levels for the DMS and HVS segments are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS and HVS segments during the holiday selling season. Therefore, quarterly results should not be relied upon as necessarily being indicative of results for the entire fiscal year.
Dividends
     The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2011 and 2010:
Dividend Information

			Total Cash
	Dividend	Dividend	Dividends	Date of Record for	Dividend Cash
	Declaration Date	per Share	Declared	Dividend Payment	Payment Date
		(in thousands, except for per share data)
Fiscal year 2011:	October 25, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 25, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647	May 16, 2011	June 1, 2011

Fiscal year 2010:	October 22, 2009	$0.07	$15,186 (1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238	February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221	May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247	August 16, 2010	September 1, 2010

(1)	Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).
     We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.
Liquidity and Capital Resources
     At May 31, 2011, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities and the accounts receivable securitization and uncommitted sale programs.

     The following table sets forth, for the nine months ended May 31, 2011 and 2010, selected consolidated cash flow information (in thousands):

	Nine months ended
	May 31,	May 31,
	2011	2010
Net cash provided by operating activities	$524,417	$142,176
Net cash used in investing activities	(298,032)	(237,861)
Net cash used in financing activities	(59,880)	(143,309)
Effect of exchange rate changes on cash and cash equivalents	311	(36,929)

Net increase (decrease) in cash and cash equivalents	$166,816	$(275,923)

     Net cash provided by operating activities for the nine months ended May 31, 2011 was approximately $524.4 million. This resulted primarily from net income of $267.4 million, $234.3 million in non-cash depreciation and amortization expense, a $148.3 million increase in accounts payable and accrued expenses, a $100.2 million decrease in trade accounts receivable and $59.9 million in non-cash stock-based compensation; which were partially offset by a $187.1 million increase in inventories and a $145.4 million increase in prepaid expenses and other current assets. The decrease in trade accounts receivable was primarily driven by the amendment to our foreign asset-backed securitization program which resulted in the receivables being sold to a third party bank no longer being recognized in trade accounts receivable whereas previously the program was accounted for as a secured borrowing, partially offset by increased sales levels. See Note 8 — “Trade Accounts Receivable Securitization and Sales Programs” to the Condensed Consolidated Financial Statements for further details. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins and higher revenue levels. The increase in prepaid expenses and other current assets was primarily driven by an increase in the deferred purchase price receivable under the non-foreign asset-based securitization program due to the timing of cash payments and the sale of receivables under the program. While we continue to monitor the ongoing situation in Japan, as a result of the recent earthquake and tsunami, our inventories may increase in reaction to potential supply chain disruptions.
     Net cash used in investing activities for the nine months ended May 31, 2011 was $298.0 million. This consisted primarily of capital expenditures of $321.0 million principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades; which were partially offset by $13.7 million of proceeds from the sale of property and equipment.
     Net cash used in financing activities for the nine months ended May 31, 2011 was $59.9 million. This resulted from our receipt of approximately $5.7 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $4.9 billion of borrowings under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”) and $400.0 million in borrowings as we completed the offering of $400.0 million in aggregate principal amount of publicly-registered 5.625% senior unsecured notes (the “5.625% Senior Notes”). This was offset by repayments in an aggregate amount of approximately $5.7 billion during the nine months ended May 31, 2011, which primarily included an aggregate of $4.9 billion of repayments under the Amended and Restated Credit Facility and $340.0 million under the term portion of the Old Credit Facility. In addition, we paid $45.3 million of dividends to stockholders during fiscal year 2011.
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
     In connection with our non-foreign asset-backed securitization program, we regularly sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduits. As the receivables sold are collected, the wholly-owned subsidiary is able to sell additional receivables up to the maximum permitted amount under the program. Net cash proceeds of $300.0 million are available at any one time under the securitization program. Prior to September 1, 2010, the transactions in this program were accounted for as sales under applicable accounting guidance. Effective September 1, 2010, we adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance, the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended to again account for the transfers of the applicable accounts receivable as sales. Under the amended program any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. The securitization agreement, as amended on November 5, 2010, expires on November 4, 2011. Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The wholly-owned subsidiary is assessed (i) a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period and (ii) a usage fee on the utilized portion of the program is equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month. The securitization conduits and the investors in the conduits have no recourse to our assets for failure of debtors to pay when due. We continue to service the receivables sold and in exchange receive a servicing fee. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. We sold $1.4 billion and $4.3 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2011, respectively. In exchange, we received cash proceeds of $1.1 billion and $4.0 billion during the three months and nine months ended May 31, 2011, respectively, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $280.1 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value. We sold $1.1 billion and $3.6 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2010, respectively. In exchange, we received cash proceeds of $0.9 billion and $3.4 billion during the three months and nine months ended May 31, 2010, respectively, and retained an interest in the receivables of approximately $144.6 million at May 31, 2010. We recognized pretax losses on the sales of receivables of approximately $0.8 million and $2.7 million during the three months and nine months ended May 31, 2011 compared to $0.9 million and $2.9 million during the three months and nine months ended May 31, 2010, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, we recognized interest expense of approximately $0.5 million during the first quarter of fiscal year 2011 associated with the secured borrowings. See Note 8 — “Trade Accounts Receivable Securitization and Sale Programs” and Note 15 — “New Accounting Guidance” to the Condensed Consolidated Financial Statements.
     In connection with our non-foreign asset-backed securitization program, at May 31, 2011, we had sold $469.3 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, the Company received cash proceeds of $188.0 million, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $280.1 million.
     In connection with our foreign asset-backed securitization program, prior to May 11, 2011, certain of our foreign subsidiaries sold, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrowed up to $100.0 million from an unaffiliated financial institution and granted a security interest in the accounts receivable as collateral for the borrowings. The securitization program was accounted for as a borrowing. The loan balance was calculated based on the terms of the securitization program agreements. Effective May 11, 2011, the securitization program was amended to provide for the sale of 100% of our designated trade accounts receivable to the special purpose entity which in turn sells 100% of the receivables to an unaffiliated financial institution. Net cash proceeds of $200.0 million are available at any one time under the securitization program. As a result of the amendment, transfers of the receivables to the unaffiliated financial institution are accounted for as sales. Under the amended program, any portion of the purchase price for the receivables which is not paid in cash to the special purpose entity upon the sale taking place is recorded as a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected. The foreign-asset backed securitization program requires compliance with several covenants including limitation on certain corporate actions such as mergers and consolidations. The securitization agreement, as amended on May 11, 2011, expires on May 10, 2012. As we have the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity, we are deemed the primary beneficiary. Accordingly, we consolidate the special purpose entity (which was also the case prior to the amendment on May 11, 2011). Net receivables sold under this program are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The special purpose entity is assessed (i) a fee in an amount equal to 0.45% per annum multiplied by the maximum aggregate invested amount during the period and (ii) a fee on the average amount outstanding under the program during the period multiplied by the applicable rate in effect for the period (i.e. LIBOR for U.S. dollars and EURIBOR for euros) plus a 0.45% per annum margin. The unaffiliated financial institution has no recourse to our assets for failure of debtors to pay when due. We continue servicing the receivables in the program and in exchange receives a servicing fee. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material and are included in interest expense up through the amendment date of May 11, 2011 and in other expense subsequent to May 11, 2011 within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate the fee we receive in return for its obligation to service these receivables is at fair value. Subsequent to the amendment on May 11, 2011 through May 31, 2011, we sold (including amounts transferred into the program on the amendment date) $352.8 million of eligible trade accounts receivable. In exchange, we received cash proceeds of $258.9 million during the same period, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $93.9 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value. The resulting losses on the sales of the receivables subsequent to the amendment on May 11, 2011 through May 31, 2011 were $0.5 million and were recorded to other expense within the Condensed Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, we recognized interest expense of approximately $0.3 million and $0.9 million for the three months and nine months ended May 31, 2011 associated with the secured borrowings. At May 31, 2010, we had $58.1 million of secured borrowings outstanding under the program. In addition, we incurred interest expense of $0.4 million and $1.8 million recorded in the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2010.
     In connection with our foreign asset-backed securitization program, at May 31, 2011, we had sold $175.2 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange the Company received cash proceeds of $81.3 million, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $93.9 million.
     In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Proceeds on the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In April 2011, the factoring agreement was extended through September 30, 2011, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. The third party purchaser has no recourse to our assets for failure of debtors to pay when due. We sold $14.4 million and $50.6 million of trade accounts receivable during the three months and nine months ended May 31, 2011, respectively, and in exchange, received cash proceeds of $14.3 million and $50.5 million, respectively. We sold $20.8 million and $68.9 million of trade accounts during the three months and nine months ended May 31, 2010, respectively, and in exchange, received cash proceeds of $20.8 million and $68.8 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for the three months and nine months ended May 31, 2011 and 2010 were not material, and were recorded to other expense within the Condensed Consolidated Statements of Operations.
     In fiscal year 2010, we entered into two separate uncommitted accounts receivable sale agreements with banks which originally allowed us and certain of our subsidiaries to elect to sell and the banks to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million and $75.0 million of specific trade accounts receivable at any one time. The sale programs have been amended to increase the facility limits from $150.0 million to $200.0 million and from $75.0 million to $175.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. The $200.0 million sale program was amended on May 27, 2011. The terms of the agreement were amended such that the program no longer has a defined termination date and either party can elect to cancel the agreement at any time with notification. The $175.0 million sale program expires on August 24, 2011. We continue servicing the receivables in the program. Servicing fees recognized during the three months and nine months ended May 31, 2011 and 2010 were not material and are included in other expense within the Condensed Consolidated Statements of Operations. We do not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. During the three and nine months ended May 31, 2011, we sold $697.8 million and $1.8 billion of trade accounts receivable under these programs, respectively. In exchange, we received cash proceeds of $697.3 million and $1.8 billion, respectively. The resulting losses on the sales of trade accounts receivable for the three months and nine months ended May 31, 2011, were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations. During the three and nine months ended May 31, 2010, we sold $43.5 million of trade accounts receivable under these programs. In exchange, we received cash proceeds of $43.5 million. The resulting losses on the sales of trade accounts receivable for the three months and nine months ended May 31, 2010, were not material and were recorded to other expense within the Condensed Consolidated Statements of Operations.
     Notes payable and long-term debt outstanding at May 31, 2011 and August 31, 2010 are summarized below (in thousands):

	May 31,	August 31,
	2011	2010
7.750% Senior Notes due 2016 (a)	$303,072	$301,782
8.250% Senior Notes due 2018 (b)	397,426	397,140
5.625% Senior Notes due 2020 (c)	400,000	—
Borrowings under credit facilities (d)	78,000	73,750

	May 31,	August 31,
	2011	2010
Borrowings under loans (e)	2,449	342,380
Securitization program obligations (f)	—	71,436
Miscellaneous borrowings	2	8
Fair value adjustment (g)	6,695	—

Total notes payable and long-term debt	1,187,644	$1,186,496
Less current installments of notes payable and long-term debt	80,449	167,566

Notes payable and long-term debt, less current installments	$1,107,195	$1,018,930

(a)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered senior unsecured notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(c)	During the first quarter of fiscal year 2011, we issued the 5.625% Senior Notes at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the Old Credit Facility and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”

(d)	As of May 31, 2011, three of our foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates ranging from 1.82% to 3.6%.

(e)	During the second quarter of fiscal year 2011, we amended and restated the five-year Old Credit Facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit in the amount of $1.0 billion, subject to potential uncommitted increases up to $1.3 billion, and expires on December 7, 2015. Some or all of the lenders under the Amended and Restated Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many if not most of the agents and lenders under the Amended and Restated Credit Facility held positions as agent and/or lender under our Old Credit Facility. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the credit agreement) and loss on sale of trade accounts receivables pursuant to any of our, or our subsidiaries, securitization programs. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During the three months ended May 31, 2011, we borrowed and repaid $1.4 billion against the Amended and Restated Credit Facility under multiple draws. These borrowings were repaid in full during the third quarter of fiscal year 2011. A draw in the amount of $400.0 million was made under the term portion of the Old Credit Facility during the fourth quarter of fiscal year 2007, and was repaid in full during the first quarter of fiscal year 2011.

In addition to the loans described above, at May 31, 2011, we have additional loans outstanding to fund working capital needs. These additional loans total approximately $2.4 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Condensed Consolidated Balance Sheets.

(f)	On May 11, 2011, we amended the foreign asset-backed securitization program. Prior to execution of the amendment, we recognized interest expense of approximately $0.3 million and $0.9 million during the three months and nine months ended May 31, 2011, respectively, associated with the secured borrowings. As a result of the amendment, the accounts receivable transferred under this program qualify for sale treatment and as such are no longer accounted for as secured borrowings.

The program was accounted for as a secured borrowing in fiscal year 2010. At May 31, 2010, we had $58.1 million of debt outstanding under the program. In addition, we incurred interest expense of $0.4 million and $1.8 million recorded within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2010, respectively.

(g)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 11 — “Derivative Financial Instruments and Hedging Activities” to the Condensed Consolidated Financial Statements.
     At May 31, 2011 and 2010, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.
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
     We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $300.0 million to $400.0 million, principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, payments for current and future restructuring activities, the repurchase of $200.0 million worth of our common shares which was authorized by our Board of Directors in June 2011 and our working capital requirements for the next 12 months. Our $300.0 million asset-backed securitization program expires in November 2011, our $200.0 million foreign asset-backed securitization program expires in May 2012 and our $175.0 million uncommitted trade accounts receivable sale program expires in August 2011, and we may be unable to renew any or all of them. Our $200.0 million uncommitted trade accounts receivable sale program was amended on May 27, 2011. The terms of the agreement were amended such that the program no longer has a defined termination date and either party can elect to cancel the agreement at any time with notification.
     At May 31, 2011, we had approximately $911.1 million in cash and cash equivalents. As our growth remains predominately outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $238.8 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.
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
     Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of May 31, 2011 are summarized below. We do not participate in, or secure financing for, any unconsolidated limited purpose entities. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
		Less than 1			After 5
	Total	year	1-3 years	4-5 years	years
Contractual Obligations
Notes payable and long-term debt	$1,187,644	$80,449	$2	$—	$1,107,193
Future interest on notes payable and long-term debt (a)	565,042	79,975	159,360	159,360	166,347
Operating lease obligations	207,651	62,240	70,340	39,629	35,442
Estimated future benefit payments to plan	52,914	4,720	9,232	13,170	25,792
Capital commitments (b)	—	—	—	—	—

Total contractual cash obligations (c)	$2,013,251	$227,384	$238,934	$212,159	$1,334,774

(a)	At May 31, 2011, our notes payable and long-term debt pay interest at predominately fixed rates.

(b)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $5.2 million as of May 31, 2011. The remaining commitment of $4.8 million is callable over the next 27 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.

(c)	At May 31, 2011, we have $0.6 million and $86.7 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risks
     We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2011, except for certain foreign currency contracts, with a notional amount outstanding of $176.0 million and a fair value of $3.6 million recorded in prepaid and other current assets and $0.1 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.
     The aggregate notional amount of outstanding contracts at May 31, 2011 that do not qualify as accounting hedges was $686.9 million. The fair value of these contracts amounted to a $6.3 million asset recorded in prepaid and other current assets and a $4.6 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets. The forward contracts will generally expire in less than four months, with 11 months being the maximum term of the contracts outstanding at May 31, 2011. Upon expiration of the contracts, the change in fair value will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian real, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars, Swedish krona and U.S. dollars.
Interest Rate Risk
     A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2011, there were no significant outstanding investments.
     During the second quarter of fiscal year 2011, we entered into interest rate swap transactions with a notional amount of $200.0 million designated as fair value hedges of a portion of our 7.750% Senior Notes. Under these interest rate swaps, we receive fixed rate interest payments and pay interest at a variable rate based on LIBOR plus a spread. The effect of these swaps is to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and offset changes in the fair value of the hedged portion of the underlying hedged 7.750% Senior Notes. The fair value of the interest rate swaps was $6.7 million as of May 31, 2011 and was recorded in other assets on our Condensed Consolidated Balance Sheet. There were no amounts outstanding at May 31, 2010.
     We performed a sensitivity analysis of the interest rate swaps as of May 31, 2011, assuming a hypothetical 10 percent adverse movement in three-month LIBOR. The analysis indicates that a hypothetical ten percent adverse movement in three-month LIBOR would not materially impact the fair value of the interest rates swaps.
     We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $78.0 million in borrowings outstanding under these facilities at May 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.
Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and

(ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     For our fiscal quarter ended May 31, 2011, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting, including our internal control documentation and testing efforts, remain ongoing to ensure continued compliance with the Exchange Act. For our fiscal quarter ended May 31, 2011, we identified certain internal controls that management believed should be modified to improve them. These improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. We are making improvements to our internal control over financial reporting as a result of our review efforts. We have reached our conclusions set forth above, notwithstanding those improvements and modifications.
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
     On February 21, 2011, we entered into an agreement to acquire F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. The scope of our evaluation of internal control over financial reporting as of May 31, 2011 did not include the internal control over financial reporting of the acquired Competence Sites. From the date that we acquired F-I Holding Company to May 31, 2011, the processes of the acquired Competence Sites were discrete and did not significantly impact our internal control over financial reporting.
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
Our operating results may fluctuate due to a number of factors, many of which are beyond our control.
     Our annual and quarterly operating results are affected by a number of factors, including:
•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	the ongoing situation in Japan, as a result of the recent earthquake and tsunami, and its effects on our Japanese facility, supply chain, shipping costs, customers and suppliers;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and the governments’ interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product requirements; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.
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
     For the nine months ended May 31, 2011, our five largest customers accounted for approximately 48% of our net revenue and our top 48 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
     Our revenues declined in fiscal year 2009 as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations over this period and similar conditions may exist in the future. In addition, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing design, production and product management services to our customers. If one or more of our customers were to become insolvent (which two of our customers experienced in fiscal year 2009) or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. In addition, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.
     Certain of the industries to which we provide services have recently experienced significant financial difficulty, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — We face certain risks in collecting our trade accounts receivable.”
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
     Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize or delivery schedules have been deferred as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

     In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The following factors, among others, reduce our ability to accurately estimate future customer requirements: the short-term nature of our customers’ commitments; their uncertainty about, among other things, future economic conditions and other events such as the ongoing situation in Japan (as a result of the recent earthquake and tsunami); and the possibility of rapid changes in demand for their products. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.
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
     We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.
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
     There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place and the National Bureau of Economic Research declared that the U.S. recession ended in June, 2009, such recovery may be weak and/or short-lived. Recessionary conditions may return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels and (c) collect receivables; (2) could increase our need for cash; and (3) have decreased our net revenue and profitability and negatively impacted the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have recently experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.
     The effects of the recent credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Amended and Restated Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on November 4, 2011, our $200.0 million foreign asset-backed securitization program expiring on May 10, 2012, our $175.0 million uncommitted trade accounts receivable sale program expiring on August 24, 2011 or our $200.0 million uncommitted trade accounts receivable sale program (this program does not have a defined termination date and either party can elect to cancel the program at any time with notification), the effects of the recent credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.
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
     We derived 85.8% and 85.7% of net revenue from international operations for the three months and nine months ended May 31, 2011, respectively, compared to 84.3% and 84.5% for the three months and nine months ended May 31, 2010, respectively. We currently expect our foreign source revenue to slightly increase as compared to current levels over the course of the next 12 months. At May 31, 2011, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Gallargues, France; Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Pune, Mumbai and Ranjangaon, India; Dublin, Ireland; Bergamo, Cassina de Pecchi and Marcianise Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:
•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	labor unrest and dissatisfaction, including increased scrutiny of the labor practices (including but not limited to working conditions, compliance with employment and labor laws and compensation) of us and others in our industry by the media and other third parties, which may result in further scrutiny and allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;

•	rising labor costs, in particular within the lower-cost regions in which we operate, which could adversely impact our operating results if we are unable to recover such costs in our pricing to our customers;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	risk of governmental expropriation of our property;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	domestic and foreign export control laws, including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR, as well as additional export duties, import controls and trade barriers (including quotas);

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies or interprets its tax laws;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing , that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.
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
     Areas of our business at times experience periods of rapid growth which can place considerable additional demands upon our management team and our operational, financial and management information systems. Our ability to manage growth effectively requires us to continue to implement and improve these systems; avoid cost overruns; maintain customer, supplier and other favorable business relationships during possible transition periods; continue to develop the management skills of our managers and supervisors; adapt relatively quickly to new markets or technologies and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.
     We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:
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
     The markets for our manufacturing and engineering services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:
•	hire, retain and expand our qualified engineering and technical personnel;

•	maintain our technological expertise;

•	develop and market manufacturing services that meet changing customer needs; and

•	successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.
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
     For example, the Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on us with respect to fiscal years 2003 through 2005, and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues. We disagree with the proposed adjustments and are vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 12 — “Income Taxes” to the Condensed Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes and Note 4 — “Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.
     In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, or changes in local tax rates. For example, China enacted a unified enterprise income tax law, effective January 1, 2008, which has resulted in a higher tax rate on operations in China as the rate increase is phased in over several years.
     Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions otherwise increase. It is anticipated that tax incentives with respect to certain operations will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how these expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.
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
     As of May 31, 2011, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of May 31, 2011, there was $80.5 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.
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
     Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. For example, two of our customers each filed a petition in fiscal year 2009 for reorganization under bankruptcy law. We have analyzed our financial exposure resulting from both of these customers’ bankruptcy filings and as a result have recorded an allowance for doubtful accounts based upon our anticipated exposure associated with these events. Our allowance for doubtful trade accounts receivable was $6.8 million as of May 31, 2011 (which represented approximately 1% of our gross trade accounts receivable balance) and $13.9 million as of August 31, 2010 (which represented approximately 1% of our gross trade accounts receivable balance).

Certain of our existing stockholders have significant control.
     At May 31, 2011, our executive officers, directors and certain of their family members collectively beneficially owned 11.1% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 6.6% . As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.
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
Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information relating to the Company’s repurchase of common stock for the third quarter of fiscal year 2011.

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
			Purchased as	Yet Be
	Total Number		Part of Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program
March 1, 2011 — March 31, 2011	2	$21.79	—	—
April 1, 2011 — April 30, 2011	871	$19.11	—	—
May 1, 2011 — May 31, 2011	—	—	—	—

Total	873	$19.11	—	—

(1)	The number of shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to Option exercises or minimum tax obligations related to vesting of restricted shares.
Item 3: DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4: (REMOVED AND RESERVED)
Item 5: OTHER INFORMATION
     None.

Item 6:	EXHIBITS

3.1(1)	—	The Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	The Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Indenture, dated January 16, 2008 by the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.4(6)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.5(7)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.6(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4. 7(8)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.8(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

10.1	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

10.2	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

10.3	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.4	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.5	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.6	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.7	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS(9)	—	XBRL Instance Document.

101.SCH(9)	—	XBRL Taxonomy Extension Schema Document.

101.CAL(9)		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(9)		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(9)		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(9)		XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on October 29, 2008.

(3)	Incorporated by reference to an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Registrant on March 17, 1993 (File No. 33-58974).

(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed October 19, 2001.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on January 17, 2008.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on August 12, 2009.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed by the Registrant on November 2, 2010.

(9)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jabil Circuit, Inc. Registrant
Date: June 30, 2011	By:	/s/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: June 30, 2011	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of Jabil Circuit, Inc.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of Jabil Circuit, Inc.

32.2	—	Section 1350 Certification by the Chief Financial Officer of Jabil Circuit, Inc.

10.1	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

10.2	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

10.3	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.4	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.5	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.6	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.7	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.