Form 10-K
period 2011-08-31
JABIL CIRCUIT INC
filed 2011-10-27
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2011 was approximately $4.2 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 6, 2011, was 208,190,552. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on January 26, 2012 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2011 FORM 10-K ANNUAL REPORT

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the fiscal year ended August 31, 2011 our largest customers currently include Agilent Technologies, Apple Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Pace plc and Research in Motion Limited. For the fiscal year ended August 31, 2011, we had net revenues of approximately $16.5 billion and net income attributable to Jabil Circuit, Inc. of approximately $381.1 million.

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

We currently conduct our operations in facilities that are located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

Our principal executive offices are located at 10560 Dr. Martin Luther King, Jr. Street North, St. Petersburg, Florida 33716, and our telephone number is (727) 577-9749. We were incorporated in Delaware in 1992. Our website is located at http://www.jabil.com. Through a link on the “Investors” section of our website, we make available the following financial filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document.

Industry Background

The industry in which we operate is composed of companies that provide a range of manufacturing, design and aftermarket services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in the overall credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, we implemented additional restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

Uncertainty remains regarding the extent and timing of the current economic recovery. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Over the longer term, we believe the factors driving companies to favor outsourcing include:

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronic manufacturing services and solutions. To achieve this objective, we continue to pursue the following strategies:

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

•

Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine and Vietnam to increase our European, Asian and Latin American presence.

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

•

Pursue Selective Acquisition Opportunities. Traditionally, Electronic Manufacturing Services (“EMS”) companies have acquired manufacturing capacity from customers to drive growth, expand footprint and gain new customers. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations to include opportunities to acquire smaller EMS competitors who are focused on our key growth areas which include specialized manufacturing, aftermarket services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our current capabilities and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Our Design Services

We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with new customers. We offer the following design services:

•

Electronic Design. Our electronic design team provides electronic circuit design services, including application-specific integrated circuit design and firmware development. These services have been used to develop a variety of circuit designs for cellular phones and accessory products, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications products, personal digital assistants, communication broadband products and automotive and consumer appliance controls.

•

Industrial Design Services. Our industrial design team designs the “look and feel” of the plastic and metal enclosures that house the electro-mechanics, including the printed circuit board assemblies (“PCBA”).

•

Mechanical Design. Our mechanical engineering design team specializes in three-dimensional mechanical design with the analysis of electronic, electro-mechanical and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product design offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

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

•

Manufacturing Test Solution Development. Our manufacturing test solution development team works as an integral function to the design team to embed design for testability and minimization of capital and resource investment for mass manufacturing. The use of software control instrumentation and test process management has enhanced our customer product quality with less human dependent test processes. The full electronic test data-log of customer products has allowed customer product test traceability and visibility throughout the manufacturing test process.

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Beijing and Shanghai, China; Colorado Springs, Colorado; St. Petersburg, Florida; Jena, Germany; Toa Payoh, Singapore; and Hsinchu, Taichung and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

We are exposed to different or greater potential liabilities from our design services than those we face from our regular manufacturing services. See “Risk Factors – Our design services and turnkey solutions offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.”

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

Our Aftermarket Services

As an extension of our manufacturing model and an enhancement to our total global solution, we offer aftermarket services from strategic hub locations. Jabil aftermarket service centers provide warranty and repair services to certain of our manufacturing customers, as well as to other customers. We have the ability to service our customers’ products following completion of the traditional manufacturing and fulfillment process.

Our aftermarket service centers are located in: Shanghai and Suzhou, China; Coventry, England; St. Petersburg, Florida; Szombathely, Hungary; Louisville, Kentucky; Penang, Malaysia; Chihuahua, Reynosa and Nogales, Mexico; Amsterdam, The Netherlands; Bydgoszcz, Poland; Ayr, Scotland; Memphis, Tennessee; Round Rock and McAllen, Texas; and Ankara, Turkey.

Technology

We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies for precise and aesthetic mechanical components and system assembly. These technologies include automation, electronic interconnection, advanced polymer and metal material science, automated tooling, single/multi-shot injection molding, stamping, multi-axed Computer Numerical Control (“CNC”), spray painting, vacuum metallization, digital printing, anodization, thermal-plastic composite formation, plastic with embedded electronics, in-mold labeling, leather/wood overmolding, stamping cover with insert-molded or die-casting features for assembly, seamless display cover with integrated touch sensor, plastic cover with insert-molded glass lens and advanced testing solutions. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

To meet our customers’ increasingly sophisticated needs, we continually engage in research and product design activities. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development related activities necessary to manufacture our customers’ products in the most cost-effective and reliable manner. We are engaged in advanced research and platform designs for products including: cellular phones and accessory products, multi-media tablets, two-way radios, health care and life science products, server and storage products, set-top and digital home products and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2011, 2010 and 2009, we expended $25.0 million, $28.1 million and $27.3 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production and product management services. Management evaluates performance and allocates resources on a divisional basis for manufacturing and service operating segments. At August 31, 2011, our reportable operating segments consisted of three segments – DMS, E&I and HVS. See Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

	Fiscal Year Ended August 31,
	2011	2010	2009
Cisco Systems, Inc.	13%	15%	13%
Research in Motion Limited	15%	15%	12%

As discussed in “The Company” section, on September 1, 2010, we reorganized our business into the following three segments: DMS, E&I and HVS. In conjunction with this reorganization, there have been certain reclassifications made within the reported sectors.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2011	2010	2009
DMS
Specialized Services	17%	12%	12%
Industrial & CleanTech	12%	13%	11%
Instrumentation & Healthcare	7%	7%	6%

Total DMS	36%	32%	29%

Total E&I	32%	32%	34%

Total HVS	32%	36%	37%

Total	100%	100%	100%

In fiscal year 2011, our five largest customers accounted for approximately 47% of our net revenue and 52 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Consolidation in industries that utilize electronics components may adversely affect our business” and Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

We have made concentrated efforts to diversify our industry sectors and customer base, including but not limited to increasing our net revenue in the instrumentation and healthcare sector and the HVS segment, through acquisitions and organic growth. Our Business Unit Managers and Directors, supported by executive management, work to expand existing customer relationships through the addition of product lines and services. These individuals also identify and attempt to develop relationships with new customers who meet our profile. This profile includes financial stability, need for technology-driven turnkey manufacturing, anticipated unit volume and long-term relationship stability. Unlike traditional sales managers, our Business Unit Managers and Directors are responsible for ongoing management of production for their customers.

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired operations in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine and Vietnam.

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

See “Risk Factors – We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than us (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business). As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share. See “Risk Factors – We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.”

Backlog

Our order backlog at August 31, 2011 was valued at approximately $4.3 billion, compared to approximately $3.9 billion at August 31, 2010. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

Seasonality

Production levels for a portion of the DMS and HVS segments are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS and HVS segments during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but they could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Risk Factors – We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”

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

We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties assert valid infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes and discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors – Our regular manufacturing processes and services may result in exposure to intellectual property infringement and other claims,” “Risk Factors – The success of our turnkey solution activities depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs” and “Risk Factors – Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of August 31, 2011, we employed approximately 121,000 people worldwide. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

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

Executive Officers of the Registrant

Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. Each executive officer is a full-time employee of Jabil. There are no family relationships among our executive officers and directors. There are no arrangements or understandings between any of our executive officers and any other persons pursuant to which any of such executive officers were selected. Below is a list of our executive officers as of the most recent practicable date.

Forbes I.J. Alexander (age 51) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, Scotland.

Sergio Cadavid (age 55) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial and administrative positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Michael Dastoor (age 46) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

John Lovato(1) (age 51) was named Executive Vice President, Chief Executive Officer, Materials Technology Group in April 2010. Mr. Lovato joined Jabil in 1990 as Business Unit Manager, and has also served as General Manager of Jabil’s California operation. Mr. Lovato was named Vice President, Global Business Units in 1999, Senior Vice President, Business Development in November 2002 and then Senior Vice President, Europe in September 2004. Most recently Mr. Lovato served as Executive Vice President, Chief Executive Officer, Consumer Division from September 2007 to April 2010. Before joining Jabil, Mr. Lovato held various positions at Texas Instruments. He holds a B.S. in Electronics Engineering from McMaster University in Ontario, Canada.

Timothy L. Main (age 54) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. He holds a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

Mark Mondello (age 47) was promoted to Chief Operating Officer in November 2002. Mr. Mondello joined Jabil in 1992 as Production Line Supervisor and was promoted to Project Manager in 1993. Mr. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mr. Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 43) was named Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group in April 2010. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002 and Senior Vice President, Regional President – Asia in September 2004. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 55) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to joining Jabil, Mr. Paver was a trial lawyer and partner with the law firm of Holland & Knight. Mr. Paver has served as an adjunct professor of law at Stetson University College of Law and guest lecturer at the University of Florida Levin College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

(1)

Effective November 1, 2011, John Lovato will become the Company’s Senior Vice President, Corporate and will no longer be considered an “executive officer” and Hai Hwai “HH” Chiang, currently the Company’s Senior Vice President, will fill the position of Executive Vice President, Chief Executive Officer, Materials Technology Group, currently held by Mr. Lovato.

Item 1A:	Risk Factors

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

For the fiscal year ended August 31, 2011, our five largest customers accounted for approximately 47% of our net revenue and our top 52 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

In the past, our revenue declined as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations and similar conditions may exist in the future. In addition, in the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing electronics design, production and product management services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. In addition, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in trade accounts receivable.

Certain of the industries to which we provide services have experienced significant financial difficulty in the past, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We face certain risks in collecting our trade accounts receivable.”

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

Factors affecting the industries that utilize electronics components in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	recessionary periods in our customers’ markets, as well as in the global economy in general;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which contributes to short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products become obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business, or a reduction in pricing power, for our customers; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The following factors, among others, reduce our ability to accurately estimate future customer requirements: the short-term nature of our customers’ commitments; their uncertainty about, among other things, future economic conditions and other events; and the possibility of rapid changes in demand for their products. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.

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

Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets our credit risk, especially in trade accounts receivable and inventories, and risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. These risks are heightened by the recent tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.

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

The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession.

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery beginning to take place and the National Bureau of Economic Research declared that the U.S. recession ended in June, 2009, such recovery may be weak and/or short-lived. Recessionary conditions may return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels and (c) collect receivables in a timely manner, if at all; (2) could increase our need for cash; and (3) have negatively impacted our net revenue and profitability and the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

The effects of the credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities.

These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 10, 2012, our $200.0 million uncommitted trade accounts receivable sale program or our $175.0 million uncommitted trade accounts receivable sale program (these programs no longer have defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 86.0% of net revenue from international operations during fiscal year 2011 compared to 84.7% during fiscal year 2010. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months. At August 31, 2011, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Gallargues, France; Boblingen and Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Mumbai and Ranjangaon, India; Dublin, Ireland; Bergamo, Cassina de Pecchi and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam, Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•

labor unrest and dissatisfaction, including potential labor strikes, increased scrutiny of the labor practices (including but not limited to working conditions, compliance with employment and labor laws and compensation) of us and others in our industry by the media and other third parties, which may result in further scrutiny and allegations of violations, more stringent and burdensome labor laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

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

These factors may harm our results of operations. Also, any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective and may require significant management time and effort. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Another significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Bribery Act (“ACT”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the ACT or other U.S. laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA, the ACT and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

•

Operating risks, such as (1) the diversion of management’s attention to the assimilation of the acquired businesses; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; and (8) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

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

We have expanded the primary scope of our acquisitions strategy beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations. The more recent trend focuses on pursuing opportunities to acquire smaller EMS competitors who are focused on our key growth areas which include specialized manufacturing, aftermarket services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we initiated the 2006 Restructuring Plan and the 2009 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges” for further details. If we incur unexpected restructuring charges in connection with any potential future restructuring program, our financial condition and results of operations may suffer. We expect that in the future we may continue to transfer certain of our operations to lower cost geographies, which may require us to take additional restructuring charges. We also may decide to transfer certain operations to other geographies based on changes in our customers’ requirements, the tax rates in the jurisdictions in which we operate or other factors. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed, of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the re-location of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

We manufacture and design products to our customers’ specifications, and, in some cases, our manufacturing processes and facilities may need to comply with applicable statutory and regulatory requirements. For example, medical devices that we manufacture or design, as well as the facilities and manufacturing processes that we use to produce them, are regulated by the U.S. Food and Drug Administration (“FDA”) and non-U.S. counterparts of this agency. Similarly, items we manufacture for customers in the defense and aerospace industries, as well as the processes we use to produce them, are regulated by the Department of Defense and the Federal Aviation Authority. In addition, our customers’ products and the manufacturing processes and design services that we use to produce them often are highly complex. As a result, products that we manufacture or design may at times contain manufacturing or design defects, and our processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements. Defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to regulatory enforcement, legal fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility. In addition, these defects may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product or adversely affect product sales or our reputation. The magnitude of such claims may increase as we expand our medical and aerospace and defense manufacturing services, as defects in medical devices and aerospace and defense systems could seriously harm or kill users of these products and others. Even if our customers are responsible for the defects or defective specifications, they may not, or may not have resources to, assume responsibility for any costs or liabilities arising from these defects, which could expose us to additional liability claims.

We may face heightened liability risks specific to our medical device business as a result of additional healthcare regulatory related compliance requirements and the potential severe consequences that could result from manufacturing defects or malfunctions (e.g., death or serious injury) of the medical devices we manufacture or design.

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements, which require manufacturers of medical devices to adhere to certain regulations, including design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspectional observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. If any of these were to occur, our reputation and business could suffer.

In addition, any defects, including defective specifications and malfunctions, in medical devices we manufacture, or in our manufacturing processes and facilities may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or otherwise adversely affect product sales or our reputation. The magnitude of such claims could be particularly severe as defects in medical devices could cause severe harm or injuries, including death, to users of these products and others.

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

We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we also continue to offer design services related to collaborative design manufacturing. We also offer turnkey solutions for the design and manufacture of end-user products, and product components, as well as related services. Providing such products and services can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services, including an increase in exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or supply, or materials or components we use, infringe third party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products or provide services. No revenue may be generated from these efforts, particularly if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design or offer satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

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

For example, the Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). Also, the IRS has proposed interest and penalties on us with respect to fiscal years 2003 through 2005, and we anticipate the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues. We disagree with the proposed adjustments and are vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes and Note 4 – “Income Taxes” to the Consolidated Financial Statements.

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

Our credit rating may be downgraded.

Our credit is rated by credit rating agencies. Our 7.750% Senior Notes, our 8.250% Senior Notes and our 5.625% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by Standard and Poor’s (“S&P”), and are considered to be below “investment grade” debt by Moody’s and S&P and “investment grade” debt by Fitch. Any potential future negative change in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of August 31, 2011, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of August 31, 2011, there was $74.2 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

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

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows. If the U.S. government defaults on any of its debt obligations or its credit rating declines, interest rates could rise which would increase our interest costs and reduce our net income.

We face certain risks in collecting our trade accounts receivable.

Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. Our allowance for doubtful trade accounts receivable was $4.8 million as of August 31, 2011 (which represented less than 1% of our gross trade accounts receivable balance) and $13.9 million as of August 31, 2010 (which represented approximately 1% of our gross trade accounts receivable balance).

Certain of our existing stockholders have significant control.

At August 31, 2011, our executive officers, directors and certain of their family members collectively beneficially owned 11.4% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 6.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

In addition, for ten years we had a “poison pill” shareholder rights plan that our Board of Directors is allowing to expire in October 2011 without extension. In doing that, our Board carefully considered various relevant issues, including the fact that if needed and appropriate it can, under the Delaware Corporation Laws implement a new shareholders rights plan reasonably quickly and without stockholder approval. Our Board intends to regularly consider this topic, even in the absence of specific circumstances or takeover proposals, to facilitate its ability in the future to act expeditiously and appropriately should the need arise.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2012 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2011. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements.

In addition, we have spent a significant amount of resources in complying with Section 404’s requirements. For the foreseeable future, we will likely continue to spend substantial amounts complying with Section 404’s requirements, as well as improving and enhancing our internal control over financial reporting.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Any changes in U.S. GAAP or in estimates, judgments and assumptions could have a material adverse effect on our financial position and results of operations.

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

Our operations may be subject to natural disasters (such as the March 2011 earthquake and tsunami in Japan) or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fire, extreme weather conditions, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2011 fiscal year and that remain unresolved.

Item 2.	Properties

We own or lease facilities located in Austria, Belgium, Brazil, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2011:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Auburn Hills, Michigan	207,000	Owned	Manufacturing
Auburn Hills, Michigan	19,000	Leased	Storage
Belo Horizonte, Brazil	190,000	Leased	Manufacturing
Boise, Idaho	3,000	Leased	Support
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, Aftermarket
Chihuahua, Mexico	162,000	Leased	Manufacturing, Storage
Colorado Springs, Colorado	8,000	Leased	Design
Guadalajara, Mexico	363,000	Owned	Manufacturing
Guadalajara, Mexico	590,000	Leased	Manufacturing, Support
Lake Orion, Michigan	45,000	Leased	Storage
Louisville, Kentucky	140,000	Leased	Aftermarket
Manaus, Brazil	182,000	Leased	Manufacturing
McAllen, Texas	211,000	Leased	Aftermarket
Memphis, Tennessee	1,201,000	Leased	Manufacturing, Aftermarket
Nogales, Mexico	100,000	Leased	Manufacturing, Aftermarket
Poughkeepsie, New York	61,000	Leased	Manufacturing, Storage
Reynosa, Mexico	421,000	Owned	Aftermarket
Reynosa, Mexico	285,000	Leased	Aftermarket
Round Rock, Texas	65,000	Leased	Aftermarket
San Jose, California (1)	181,000	Leased	Prototype Manufacturing
Sorocaba, Brazil	72,000	Leased	Manufacturing
St. Petersburg, Florida	297,000	Owned	Manufacturing, Design, Aftermarket, Support
St. Petersburg, Florida	150,000	Leased	Manufacturing, Aftermarket, Support
Tempe, Arizona	191,000	Owned	Manufacturing, Support
Tempe, Arizona	27,000	Leased	Support, Storage

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Total Americas	6,196,000

Alexandra, Singapore	18,000	Leased	Manufacturing
Beijing, China	4,000	Leased	Design
Chennai, India (2)	284,000	Owned
Gotemba, Japan	138,000	Leased	Manufacturing
Hachiouji, Japan	24,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	105,000	Leased	Manufacturing
Hsinchu, Taiwan	20,000	Leased	Design
Huangpu, China	2,613,000	Owned	Manufacturing
Huangpu, China	1,026,000	Leased	Manufacturing, Training
Jaipur, India	6,000	Leased	Storage
Mumbai, India	3,000	Leased	Support
Nanjing, China	135,000	Leased	Manufacturing
Penang, Malaysia	1,005,000	Owned	Manufacturing, Aftermarket
Penang, Malaysia	283,000	Leased	Manufacturing, Support
Ranjangaon, India	262,000	Owned	Manufacturing, Support
Shanghai, China	494,000	Owned	Manufacturing, Design, Aftermarket
Shanghai, China	114,000	Leased	Manufacturing, Design
Shenzhen, China	795,000	Leased	Manufacturing, Support
Sungnam-si, South Korea	1,000	Leased	Support
Suzhou, China	159,000	Owned	Manufacturing
Suzhou, China	448,000	Leased	Manufacturing, Aftermarket
Taichung, Taiwan	437,000	Owned	Manufacturing, Design
Taichung, Taiwan	152,000	Leased	Manufacturing, Design
Taipei, Taiwan	9,000	Leased	Design
Tampines, Singapore	38,000	Leased	Manufacturing
Tianjin, China	158,000	Owned	Manufacturing
Tianjin, China	1,739,000	Leased	Manufacturing
Toa Payoh, Singapore	87,000	Leased	Manufacturing, Design, Support
Tokyo, Japan	4,000	Leased	Support
Wuxi, China	462,000	Owned	Manufacturing
Wuxi, China	1,442,000	Leased	Manufacturing
Yantai, China	212,000	Leased	Manufacturing

Total Asia	12,677,000

Amsterdam, The Netherlands	79,000	Leased	Aftermarket
Ankara, Turkey	1,000	Leased	Aftermarket
Ayr, Scotland	13,000	Leased	Aftermarket
Bergamo, Italy	10,000	Leased	Support
Boblingen, Germany	16,000	Leased	Manufacturing, Prototype Manufacturing
Brest, France	449,000	Owned	Manufacturing
Bydgoszcz, Poland	228,000	Leased	Aftermarket
Cassina de Pecchi, Italy	119,000	Leased	Manufacturing
Coventry, England	46,000	Leased	Aftermarket
Dublin, Ireland	4,000	Leased	Support
Gallargues, France	25,000	Leased	Manufacturing
Hasselt, Belgium	85,000	Leased	Prototype Manufacturing, Design
Jena, Germany	24,000	Leased	Prototype Manufacturing, Design
Kwidzyn, Poland	563,000	Owned	Manufacturing
Livingston, Scotland	130,000	Owned	Manufacturing, Support
Marcianise, Italy	351,000	Leased	Manufacturing
Szombathely, Hungary	198,000	Owned	Aftermarket

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Szombathely, Hungary	68,000	Leased	Aftermarket
Tiszaujvaros, Hungary	423,000	Owned	Manufacturing
Tiszaujvaros, Hungary	160,000	Leased	Manufacturing
Tver, Russia	60,000	Leased	Manufacturing
Uzhgorod, Ukraine	225,000	Owned	Manufacturing
Vienna, Austria	88,000	Leased	Manufacturing, Prototype Manufacturing, Design
Venray, The Netherlands	561,000	Leased	Manufacturing, Support

Total Europe	3,926,000

Total Facilities at August 31, 2011	22,799,000

(1)	A portion of this facility is no longer used in our business operations.
(2)	This facility is no longer used in our business operations.

Certifications

Our manufacturing facilities and our aftermarket facilities are ISO certified to ISO 9001:2000 standards and most are also certified to ISO-14001 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Aerospace Standard AS/EN 9100 – Tempe, Arizona; St. Petersburg, Florida; Penang, Malaysia; Livingston, Scotland; and Singapore City, Singapore.

•	Automotive Standard TS16949 – Vienna, Austria; Huangpu, Shanghai, Shenzhen, Suzhou, Tianjin and Wuxi China; Tiszaujvaros, Hungary; and Chihuahua, Mexico.

•	FDA Medical Certification – Shanghai and Suzhou, China; and Auburn Hills, Michigan.

•

Medical Standard ISO-13485 – Tempe, Arizona; Vienna, Austria; Hasselt, Belgium; San Jose, California; Huangpu, Shanghai, Shenzhen and Wuxi, China; St. Petersburg, Florida; Tiszaujvaros, Hungary; Louisville, Kentucky; Penang, Malaysia; Auburn Hills, Michigan; Livingston, Scotland; and Singapore City, Singapore.

•

Occupational Health & Safety Management System Standard OHSAS 18001 – Huangpu, Shanghai, and Wuxi and Yantai China; Manaus, Brazil; St. Petersburg, Florida; Tiszaujvaros, Hungary; Penang, Malaysia; Guadalajara, Mexico; Bydgoszcz, Poland; Singapore City, Singapore; Taichung, Taiwan; and Memphis, Tennessee.

•	Telecommunications Standard TL 9000 –San Jose, California; Huangpu, Shanghai and Wuxi, China; Tiszaujvaros, Hungary; and Penang, Malaysia.

•

ESD/ANSI 20:20 Standard – Tempe, Arizona; San Jose, California; Huangpu; Shanghai; Tianjin and Wuxi, China; St. Petersburg, Florida; Szombathely, Hungary; Ranjangaon, India; Louisville, Kentucky; Penang, Malaysia; Guadalajara and Reynosa, Mexico; and Auburn Hills, Michigan.

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

	High	Low
Fiscal Year Ended August 31, 2011
First Quarter (September 1, 2010 – November 30, 2010)	$15.78	$10.39
Second Quarter (December 1, 2010 – February 28, 2011)	$23.09	$15.30
Third Quarter (March 1, 2011 – May 31, 2011)	$22.11	$18.46
Fourth Quarter (June 1, 2011 – August 31, 2011)	$21.51	$13.94

Fiscal Year Ended August 31, 2010
First Quarter (September 1, 2009 – November 30, 2009)	$15.45	$10.41
Second Quarter (December 1, 2009 – February 28, 2010)	$17.91	$12.81
Third Quarter (March 1, 2010 – May 31, 2010)	$18.49	$12.24
Fourth Quarter (June 1, 2010 – August 31, 2010)	$15.90	$10.17

On October 6, 2011, the closing sales price for our common stock as reported on the New York Stock Exchange was $18.87. As of October 6, 2011, there were 3,770 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2011 and 2010.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends declared		Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2011:	October 21, 2010	$0.07	$15,563		November 15, 2010	December 1, 2010
	January 19, 2011	$0.07	$15,634		February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647		May 16, 2011	June 1, 2011
	July 21, 2011	$0.07	$15,233		August 15, 2011	September 1, 2011

Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238		February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221		May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247		August 16, 2010	September 1, 2010

(1)	Of the $15.2 million in total dividends declared during the first fiscal quarter of 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance at the date that the dividends were declared).

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (2)
June 1, 2011 – June 30, 2011	610,168	$19.16	609,800	$188,312
July 1, 2011 – July 31, 2011	3,299,567	$20.08	3,298,713	$122,060
August 1, 2011 – August 31, 2011	7,611,624	$16.04	7,611,624

Total	11,521,359	$17.36	11,520,137

(1)	We purchased 1,222 shares other than through a publicly announced program, including 368 shares in the period from June 1, 2011 to June 30, 2011 and 854 shares in the period from July 1, 2011 to July 31, 2011. The purchases are attributable to shares surrendered to us by employees in payment of the exercise price related to option exercises or minimum tax obligations related to vesting of restricted shares.
(2)	On June 21, 2011, our Board of Directors authorized the repurchase of up to $200.0 million of shares of the Company’s common stock during the next twelve months. The shares were repurchased in open market transactions at the Company’s discretion, subject to market conditions and other factors.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2011	2010	2009	2008	2007
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$16,518,827	$13,409,411	$11,684,538	$12,779,703	$12,290,592
Cost of revenue	15,264,257	12,405,267	10,965,723	11,911,902	11,478,562

Gross profit	1,254,570	1,004,144	718,815	867,801	812,030
Operating expenses:
Selling, general and administrative	590,572	589,738	495,941	491,324	491,967
Research and development	25,034	28,085	27,321	32,984	36,381
Amortization of intangibles	22,051	25,934	31,039	37,288	29,347
Restructuring and impairment charges	628	8,217	51,894	54,808	72,396
Goodwill impairment charges	—	—	1,022,821	—	—
Settlement of receivables and related charges	13,607	—	—	—	—
Loss on disposal of subsidiaries	23,944	24,604	—	—	—

Operating income (loss)	578,734	327,566	(910,201)	251,397	181,939
Other expense	2,986	4,087	20,111	11,902	15,888
Interest income	(3,132)	(2,956)	(7,426)	(12,014)	(14,531)
Interest expense	97,693	79,168	82,247	94,316	86,069

Income (loss) before income tax	481,187	247,267	(1,005,133)	157,193	94,513
Income tax expense	98,229	76,501	160,898	25,119	21,401

Net income (loss)	382,958	170,766	(1,166,031)	132,074	73,112
Net income (loss) attributable to noncontrolling interests, net of income tax expense	1,895	1,926	(819)	(1,818)	(124)

Net income (loss) attributable to Jabil Circuit, Inc.	$381,063	$168,840	$(1,165,212)	$133,892	$73,236

Earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.78	$0.79	$(5.63)	$0.64	$0.35

Diluted	$1.73	$0.78	$(5.63)	$0.64	$0.35

Weighted average shares outstanding:
Basic	214,502	214,332	207,002	209,805	206,724

Diluted	220,719	217,597	207,002	210,425	209,801

	August 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$1,245,472	$1,048,844	$990,900	$1,091,497	$675,446

Total assets	$7,057,940	$6,367,747	$5,317,858	$7,032,137	$6,295,232

Current installments of notes payable and long-term debt	$74,160	$167,566	$197,575	$269,937	$501,716

Notes payable and long-term debt, less current installments	$1,112,594	$1,018,930	$1,036,873	$1,099,473	$760,477

Total Jabil Circuit, Inc. stockholders’ equity	$1,867,120	$1,578,046	$1,435,162	$2,715,725	$2,443,011

Cash dividends declared, per share	$0.28	$0.28	$0.28	$0.28	$0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Uncertainty remains regarding the extent and timing of the current economic recovery. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

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

We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in R&D of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the research and development line item within our Consolidated Statement of Operations.

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We economically hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign exchange contracts. Changes in the fair market value of such hedging instruments are reflected within the Consolidated Statement of Operations. See “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations.”

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly reduce or delay the volume of design, production or product management services ordered from us, or move a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any such termination of a manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity,” “Risk Factors – Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy” and Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenues for fiscal year 2011 increased approximately 23.2% to $16.5 billion compared to $13.4 billion for fiscal year 2010 largely due to increased revenue from certain of our existing customers, including new program wins with these customers.

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2011	2010	2009
Net revenue	$16,518,827	$13,409,411	$11,684,538
Gross profit	$1,254,570	$1,004,144	$718,815
Operating income (loss)	$578,734	$327,566	$(910,201)
Net income (loss) attributable to Jabil Circuit, Inc	$381,063	$168,840	$(1,165,212)
Income (loss) per share—basic	$1.78	$0.79	$(5.63)
Income (loss) per share—diluted	$1.73	$0.78	$(5.63)

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2011	May 31, 2011	February 28, 2011	November 30, 2010
Sales cycle	8 days	11 days	11 days	16 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in trade accounts receivable	23 days	22 days	24 days	26 days
Days in inventory	51 days	52 days	53 days	52 days
Days in accounts payable	66 days	63 days	66 days	62 days

Three Months Ended
	August 31, 2010	May 31, 2010	February 28, 2010	November 30, 2009
Sales cycle	17 days	16 days	17 days	16 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	8 turns
Days in trade accounts receivable	33 days	33 days	35 days	41 days
Days in inventory	53 days	50 days	51 days	45 days
Days in accounts payable	69 days	67 days	69 days	70 days

The sales cycle is calculated as the sum of days in trade accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2011, days in trade accounts receivable increased one day to 23 days as compared to the prior sequential quarter as a result of the timing of sales and cash collection efforts during the quarter. During the three months ended May 31, 2011, days in trade accounts receivable decreased two days to 22 days as compared to the prior sequential quarter primarily as a result of the amendment to our foreign asset-backed securitization program, which resulted in the receivables being sold to a third party financial institution, and no longer being recognized in trade accounts receivable. During the three months ended February 28, 2011, days in trade accounts receivable decreased two days to 24 days as compared to the prior sequential quarter as a result of increased use of our trade accounts receivable securitization and sale programs, the timing of sales, focused efforts on cash collections during the quarter and related seasonality factors. During the three months ended November 30, 2010, days in trade accounts receivable decreased seven days to 26 days as compared to the prior sequential quarter as a result of the adoption of new accounting guidance related to the transfer of financial assets, coupled with an amendment to the asset-backed securitization program during the first quarter of fiscal year 2011, which resulted in a deferred purchase price receivable being recorded to prepaid expenses and other current assets on the Consolidated Balance Sheets at November 30, 2010 as compared to a retained interest on receivables sold which was recorded to trade accounts receivable on the Consolidated Balance Sheets at August 31, 2010. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details.

During the three months ended August 31, 2011, May 31, 2011 and November 30, 2010, days in inventory decreased one day to 51 days, 52 days and 52 days, respectively, as compared to the prior sequential quarter largely due to increased sales activity during each quarter. During the three months ended February 28, 2011, days in inventory increased one day to 53 days as compared to the prior sequential quarter largely due to the acquisition of operations in France and Italy. Inventory turns, on an annualized basis, remained constant at seven turns during each quarter of fiscal year 2011.

During the three months ended August 31, 2011, May 31, 2011, February 28, 2011 and November 30, 2010, days in accounts payable increased three days to 66 days, decreased three days to 63 days, increased four days to 66 days and decreased seven days to 62 days, respectively, from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. In addition, during the three months ended February 28, 2011 the increase in days in accounts payable was also due to the acquisition of operations in France and Italy.

The sales cycle was eight days during the three months ended August 31, 2011, 11 days during the three months ended May 31, 2011, 11 days during the three months ended February 28, 2011 and 16 days during the three months ended November 30, 2010. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Long-Lived Assets

We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) or asset group(s) are expected to generate. If the carrying amount of an asset or an asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value, which is generally determined as either the present value of estimated future cash flows or the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy or adverse economic conditions. For further discussion of our current restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

We have recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The fair value of acquired amortizable intangible assets impacts the amounts recorded as goodwill.

We perform a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. We determine the fair value of our reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second test is performed to measure the amount of loss, if any.

We completed our annual impairment test for goodwill during the fourth quarter of fiscal year 2011 and determined that the fair values of our reporting units are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

Restructuring and Impairment Charges

We have recognized restructuring and impairment charges related to reductions in workforce, re-sizing and closure of certain facilities and the transition of production from certain facilities into other new and existing facilities. These charges were recorded pursuant to formal plans developed and approved by management and our Board of Directors. The recognition of restructuring and impairment charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with these plans. The estimates of future liabilities may change, requiring additional restructuring and impairment charges or the reduction of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with the restructuring programs. For further discussion of our restructuring programs, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Impairment Charges.”

Retirement Benefits

We have pension and postretirement benefit costs and liabilities in certain foreign locations that are developed from actuarial valuations. Actuarial valuations require management to make certain judgments and estimates of discount rates, compensation rate increases and return on plan assets. We evaluate these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected future cash flows at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense. When considering the expected long-term rate of return on pension plan assets, we take into account current and expected asset allocations, as well as historical and expected returns on plan assets. Other assumptions include demographic factors such as retirement, mortality and turnover. For further discussion of our pension and postretirement benefits, refer to Note 8 – “Postretirement and Other Employee Benefits” to the Consolidated Financial Statements.

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

We disagree with the proposed adjustments and are vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. Accordingly, we did not record any significant additional tax liabilities related to this RAR on the Consolidated Balance Sheets during fiscal year 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on our financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements and “Risk Factors – We are subject to the risk of increased taxes”.

Stock-Based Compensation

We recognize stock-based compensation expense within our Consolidated Statements of Operations related to stock appreciation rights using a lattice model to determine the fair value. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right, risk-free rate, expected dividend yield and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules or the achievement of certain performance or market conditions. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense could increase or decrease. For further discussion of our stock-based compensation, refer to Note 10 - “Stockholders’ Equity” to the Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 15 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2011	2010	2009
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	92.4	92.5	93.8

Gross profit	7.6	7.5	6.2
Operating expenses:
Selling, general and administrative	3.6	4.4	4.3
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.1	0.2	0.3
Restructuring and impairment charges	0.0	0.1	0.4
Goodwill impairment charges	—	—	8.8
Settlement of receivables and related charges	0.1	—	—
Loss on disposal of subsidiaries	0.1	0.2	—

Operating income (loss)	3.5	2.4	(7.8)
Other expense	0.0	0.0	0.2
Interest income	(0.0)	(0.0)	(0.1)
Interest expense	0.6	0.6	0.7

Income (loss) before income tax	2.9	1.8	(8.6)
Income tax expense	0.6	0.5	1.4

Net income (loss)	2.3	1.3	(10.0)
Net income (loss) attributable to noncontrolling interests, net of income tax expense	0.0	0.0	(0.0)

Net income (loss) attributable to Jabil Circuit, Inc	2.3%	1.3%	(10.0%)

Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010

Net Revenue. Our net revenue increased 23.2% to $16.5 billion for fiscal year 2011, up from $13.4 billion in fiscal year 2010. Specific increases include a 76% increase in the sale of specialized services products; a 31% increase in the sale of instrumentation and healthcare products; a 19% increase in the sale of industrial and CleanTech products; an 18% increase in the sale of E&I products; and an 11% increase in the sale of HVS products. These increases for fiscal year 2011 are primarily due to increased revenue from certain of our existing customers, including new program wins with these customers.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recent recessionary conditions; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive and display sectors; seasonality in our business; and business growth from new and existing customers. As discussed in the “Overview” section, on September 1, 2010, we reorganized our business into the following three segments: DMS, E&I and HVS. In conjunction with this reorganization, there have been certain reclassifications made within the reported sectors.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2011	2010	2009
DMS
Specialized Services	17%	12%	12%
Industrial & CleanTech	12%	13%	11%
Instrumentation & Healthcare	7%	7%	6%

Total DMS	36%	32%	29%

Total E&I	32%	32%	34%

Total HVS	32%	36%	37%

Total	100%	100%	100%

Foreign source revenue represented 86.0% of our net revenue for fiscal year 2011 and 84.7% of net revenue for fiscal year 2010. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $1.3 billion (7.6% of net revenue) for fiscal year 2011 from $1.0 billion (7.5% of net revenue) for fiscal year 2010. The increase in gross profit on an absolute basis and as a percentage of net revenue from the prior fiscal year was primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, which allow us to better utilize capacity and absorb fixed costs, an increased focus on controlling costs and improving productivity and additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments.

Selling, General and Administrative. Selling, general and administrative expenses remained relatively constant at $590.6 million (3.6% of net revenue) for fiscal year 2011 compared to $589.7 million (4.4% of net revenue) for fiscal year 2010. The decrease in selling, general and administrative expenses as a percentage of net revenue between fiscal years 2011 and 2010 is due to an increased focus on controlling costs, as well as being able to better absorb fixed costs as revenue levels increase.

Research and Development. Research and development (“R&D”) expenses for fiscal year 2011 decreased to $25.0 million (0.2% of net revenue) from $28.1 million (0.2% of net revenue) for fiscal year 2010. The decrease is primarily due to a greater portion of engineering resources working on customer funded design projects and R&D activity being moved to our design centers in lower-cost geographies.

Amortization of Intangibles. We recorded $22.1 million of amortization of intangibles in fiscal year 2011 as compared to $25.9 million in fiscal year 2010. The decrease is primarily attributable to certain intangible assets that became fully amortized since August 31, 2010. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets” and Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges.

a. 2009 Restructuring Plan

Upon the approval by our Board of Directors, we initiated a restructuring plan during the second quarter of fiscal year 2009 (the “2009 Restructuring Plan”). We have substantially completed restructuring activities under this plan and do not expect to incur any additional costs under the 2009 Restructuring Plan.

During fiscal year 2011, we reversed $0.1 million of previously recognized restructuring and impairment costs, compared to charges of $7.7 million of restructuring and impairment costs recorded during fiscal year 2010.

At August 31, 2011, accrued liabilities of approximately $0.1 million related to the 2009 Restructuring Plan are expected to be paid over the next fiscal quarter.

As of August 31, 2011, the 2009 Restructuring Plan is expected to yield annualized cost savings of approximately $55.6 million, which we are now fully realizing. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue, with a small portion being reflected as a reduction of selling, general and administrative expense. These expected annualized cost savings reflect a reduction in employee expense of approximately $42.4 million, a reduction in depreciation expense of approximately $5.9 million, a reduction in lease commitment costs of approximately $0.1 million, a reduction of other manufacturing costs of approximately $3.8 million and a reduction of selling, general and administrative expenses of approximately $3.4 million.

As part of the 2009 Restructuring Plan, we have determined that it was more likely than not that certain deferred tax assets would not be realized as a result of the contemplated restructuring activities. Therefore, we recorded a valuation allowance of $14.8 million on net deferred tax assets related to the 2009 Restructuring Plan. The valuation allowance is excluded from the restructuring and impairment charges incurred through August 31, 2011 as it was recorded to income tax expense within our Consolidated Statements of Operations.

b. 2006 Restructuring Plan

Upon the approval by our Board of Directors, we initiated a restructuring plan during the fourth quarter of fiscal year 2006 (the “2006 Restructuring Plan”). We have substantially completed restructuring activities under this plan and do not expect to incur any additional costs under the 2006 Restructuring Plan.

During fiscal year 2011, we recorded approximately $0.7 million of restructuring and impairment costs, compared to charges of $0.5 million of restructuring and impairment charges recorded during fiscal year 2010. The restructuring and impairment costs for fiscal year 2011 are primarily related to lease commitment costs.

At August 31, 2011, liabilities of approximately $0.9 million related to the 2006 Restructuring Plan are expected to be paid out over the next twelve months. The remaining liability of $1.6 million relates primarily to the charge for employee severance and termination benefits payments.

Settlement of Receivables and Related Charges. We recorded a loss on settlement of receivables and related charges of $13.6 million during fiscal year 2011. During the second quarter of fiscal year 2011, we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein). The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 13 – “Loss on Disposal of Subsidiaries” to the Consolidated Financial Statements for further details.

During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, we recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. In addition, we recognized acquisition costs and other related charges of $0.9 million during the second quarter of fiscal year 2011. Refer to Note 14 – “Business Acquisitions” to the Consolidated Financial Statements for further details.

Loss on Disposal of Subsidiaries. We recorded a loss on disposal of subsidiaries of $23.9 million during fiscal year 2011 and $24.6 million during fiscal year 2010.

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

During the fourth quarter of fiscal year 2010, we sold F-I Holding Company, which directly or indirectly wholly owns the Competence Sites, to an unrelated third party. In connection with this transaction, we provided an aggregate $25.0 million working capital loan to the disposed operations. During the fourth quarter of fiscal year 2010, we recorded a charge of $8.9 million to loss on disposal of subsidiaries within the Consolidated Statement of Operations, including $1.7 million of transaction-related costs and $6.5 million in order to record the working capital loan at its respective fair market value at August 31, 2010 based upon a discounted cash flow analysis. During the second quarter of fiscal year 2011, we recorded a charge of $23.9 million to loss on disposal of subsidiaries within the Consolidated Statement of Operations, including $18.5 million to fully write-off the remaining balance of the working capital loan and $5.4 million to write off a purchase price related receivable that we were due from the third party purchaser as they were deemed no longer collectible. Refer to Note 13 – “Loss on Disposal of Subsidiaries” to the Consolidated Financial Statements for further discussion.

Other Expense. Other expense remained relatively constant at $3.0 million for fiscal year 2011 compared to $4.1 million for fiscal year 2010, respectively.

Interest Income. Interest income remained relatively constant at $3.1 million for fiscal year 2011 compared to $3.0 million for fiscal year 2010.

Interest Expense. We recorded $97.7 million of interest expense in fiscal year 2011 as compared to $79.2 million in fiscal year 2010. The increase was primarily due to interest associated with the issuance of our 5.625% Senior Notes during the first quarter of fiscal year 2011 and the refinancing of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) at market rates, which were higher than the Old Credit Facility’s, during the second quarter of fiscal year 2011.

Income Tax Expense. Income tax expense reflects an effective tax rate of 20.4% for fiscal year 2011, as compared to an effective tax rate of 30.9% for fiscal year 2010. The effective tax rate differs from the previous period due to the amount of earnings, mix of tax rates, and increase in tax incentives in the various jurisdictions in which we do business and the sale of French and Italian subsidiaries in fiscal year 2010, partially offset by the acquisition of F-I Holding Company which owns the Competence Sites in fiscal year 2011. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, “Risk Factors – We are subject to the risk of increased taxes” and Note 4 – “Income Taxes” to the Consolidated Financial Statements further discussion.

Fiscal Year Ended August 31, 2010 Compared to Fiscal Year Ended August 31, 2009

Net Revenue. Our net revenue increased 14.8% to $13.4 billion for fiscal year 2010, up from $11.7 billion in fiscal year 2009. Specific increases include a 34% increase in the sale of industrial and CleanTech products; a 31% increase in the sale of instrumentation and healthcare products; a 16% increase in the sale of specialized services products; an 11% increase in the sale of HVS products; and a 10% increase in the sale of E&I products. These increases for fiscal year 2010 were primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthened and their end-customers’ demand levels increased, as well as new customer wins and new program wins with existing customers.

Foreign source revenue represented 84.7% of our net revenue for fiscal year 2010 and 83.8% of net revenue for fiscal year 2009.

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010 – Net Revenue.”

Gross Profit. Gross profit increased to $1.0 billion (7.5% of net revenue) for fiscal year 2010 from $718.8 million (6.2% of net revenue) for fiscal year 2009. The increase in gross profit on an absolute basis and as a percentage of net revenue from the prior fiscal year was primarily due to increased revenue from existing customers and programs as our customers’ confidence in their markets strengthened and their end-customers’ demand levels increased as well as new customer wins and new program wins with existing customers which allowed us to better utilize capacity and absorb fixed costs. Further, we realized certain cost savings associated with initiatives that we commenced in fiscal year 2009 to reduce our cost structure in order to better align with lower demand levels and increased capacity utilization which allowed us to better leverage our cost structure.

Selling, General and Administrative. Selling, general and administrative expenses increased to $589.7 million (4.4% of net revenue) for fiscal year 2010 from $495.9 million (4.3% of net revenue) for fiscal year 2009. The increase in selling, general and administrative expenses on an absolute basis and as a percentage of net revenue from fiscal year 2009 was largely due to increases in stock-based compensation expense of $60.6 million primarily due to a change in the estimated vesting of performance-based restricted stock awards and incremental expense recognized related to the modification of certain existing equity awards to include retirement eligibility provisions, $19.6 million related to additional salary and bonus expense due to increased headcount and results of operations in fiscal year 2010 and $13.5 million related to professional fees associated with multiple internal strategic and cost saving initiatives.

Research and Development. R&D expenses for fiscal year 2010 increased to $28.1 million (0.2% of net revenue) from $27.3 million (0.2% of net revenue) for fiscal year 2009. The increase was attributed primarily to our increased focus on vertical integration capabilities in our mobility market and increased capabilities and proficiencies in digital home office and printer markets.

Amortization of Intangibles. We recorded $25.9 million of amortization of intangibles in fiscal year 2010 as compared to $31.0 million in fiscal year 2009. The decrease was primarily attributable to certain intangible assets that became fully amortized since August 31, 2009. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets” and Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges.

a. 2009 Restructuring Plan

We charged $7.7 million and $53.7 million of restructuring and impairment costs during the 12 months ended August 31, 2010 and August 31, 2009, respectively, to our Consolidated Statement of Operations. The charges related to the 2009 Restructuring Plan recorded during fiscal year 2010 include approximately $3.7 million related to employee severance and termination benefit costs, $3.4 million related to lease commitments and $0.6 million related to fixed asset impairments.

b. 2006 Restructuring Plan

We recorded restructuring and impairment charges of $0.5 million during fiscal year 2010 and a reversal of restructuring and impairment costs of $1.8 million in fiscal year 2009. The restructuring and impairment costs for fiscal year 2010 primarily included additional lease commitment charges.

For further discussion of the 2009 Restructuring Program and the 2006 Restructuring Program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010 – Restructuring and Impairment Charges.”

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

Loss on Disposal of Subsidiaries. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010 – Loss on Disposal of Subsidiaries” for discussion of the $24.6 million charge recorded to loss on disposal of subsidiaries within the Consolidated Statement of Operations during fiscal year 2010.

Other Expense. We recorded other expense totaling $4.1 million and $20.1 million for fiscal years 2010 and 2009, respectively. The decrease in other expense for fiscal year 2010 was primarily due to the recognition of a $10.5 million loss on the extinguishment of $294.9 million of our 5.875% Senior Notes and a $4.2 million loss on the impairment of a note receivable in fiscal year 2009 as well as a decrease in the loss on the sale of accounts receivable under our asset-backed securitization program of $1.4 million in fiscal year 2010 which was primarily due to a decrease in borrowing costs. For further discussion of our accounts receivable securitization program, see Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements.

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

Income Tax Expense. Income tax expense reflects an effective tax rate of 30.9% for fiscal year 2010, as compared to an effective tax rate of (16.0)% for fiscal year 2009. The effective tax rate differs from the previous period due to the impairment of non-deductible goodwill and the corresponding valuation allowances against certain deferred tax assets that were no longer more likely than not to be realized in fiscal year 2009. The tax rate is predominantly a function of the mix of tax rates in the various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, “Risk Factors – We are subject to the risk of increased taxes” and Note 4 – “Income Taxes” to the Consolidated Financial Statements for further discussion.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges, restructuring and impairment charges, settlement of receivables and related charges, loss on disposal of subsidiaries and distressed customer charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009

Operating income (loss) (U.S. GAAP)	$578,734	$327,566	$(910,201)

Amortization of intangibles	22,051	25,934	31,039
Stock-based compensation and related charges	76,230	104,609	44,026

Restructuring and impairment charges	628	8,217	51,894

Goodwill impairment charges	—	—	1,022,821
Settlement of receivables and related charges	13,607	—	—

Loss on disposal of subsidiaries	23,944	24,604	—

Distressed customer charges	—	—	7,256

Core operating income (Non-U.S. GAAP)	$715,194	$490,930	$246,835

Net income (loss) attributable to Jabil Circuit, Inc. (U.S. GAAP)	$381,063	$168,840	$(1,165,212)

Amortization of intangibles, net of tax	21,998	25,887	30,916
Stock-based compensation and related charges, net of tax	75,068	102,719	43,088
Restructuring and impairment charges, net of tax	628	8,314	63,490

Goodwill impairment charges, net of tax	—	—	1,018,157

Loss on disposal of subsidiaries, net of tax	23,944	24,604	—

Distressed customer charges, net of tax	—	—	6,329
Settlement of receivables and related charges	13,607	—	—

Deferred tax valuation allowance charges	—	—	121,929
Other expense, net of tax	—	—	13,317

Core earnings (Non-U.S. GAAP)	$516,308	$330,364	$132,014

Earnings (loss) per share: (U.S. GAAP)
Basic	$1.78	$0.79	$(5.63)
Diluted	$1.73	$0.78	$(5.63)

Core earnings per share: (Non-U.S. GAAP)
Basic	$2.41	$1.54	$0.62
Diluted	$2.34	$1.52	$0.62

Common shares used in the calculations of basic earnings (loss) per share:
Basic weighted average shares outstanding (U.S. GAAP)(1)	214,502	214,332	207,002

Adjustments:
Share-based payment awards classified as participating securities	—	—	6,424

Basic weighted average shares outstanding (Non-U.S. GAAP)	214,502	214,332	213,426

Common shares used in the calculations of diluted earnings (loss) per share:
Diluted weighted average shares outstanding (U.S. GAAP)(1)	220,719	217,597	207,002

Adjustments:
Share-based payment awards classified as participating securities	—	—	6,424
Dilutive common shares issuable under the ESPP and upon exercise of options and stock appreciation rights	—	—	72
Dilutive unvested non-participating restricted stock awards	—	—	—

Diluted weighted average shares outstanding (Non-U.S. GAAP)	220,719	217,597	213,498

(1)	For the 12 months ended August 31, 2009, no potential common shares relating to our equity awards were included in the U.S. GAAP computation of basic and diluted loss per share as their effect would have been anti-dilutive given the Company’s net loss for the period.

Core operating income in fiscal year 2011 increased 45.7% to $715.2 million compared to $490.9 million in fiscal year 2010. Core earnings in fiscal year 2011 increased 56.3% to $516.3 million compared to $330.4 million in fiscal year 2010. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year Ended August 31, 2011 Compared to Fiscal Year Ended August 31, 2010 – Gross Profit.”

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2011 and 2010 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2011				Fiscal Year 2010
	Aug. 31, 2011	May 31, 2011	Feb. 28, 2011	Nov. 30, 2010	Aug. 31, 2010	May 31, 2010	Feb. 28, 2010	Nov. 30, 2009
	(in thousands, except per share data)
Net revenue	$4,280,295	$4,227,688	$3,928,663	$4,082,181	$3,860,933	$3,455,578	$3,004,644	$3,088,256
Cost of revenue	3,951,092	3,909,312	3,632,263	3,771,590	3,573,425	3,193,464	2,781,898	2,856,480

Gross profit	329,203	318,376	296,400	310,591	287,508	262,114	222,746	231,776
Operating expenses:
Selling, general and administrative	152,204	154,112	141,807	142,449	160,512	151,409	146,264	131,553
Research and development	6,209	6,544	6,540	5,741	6,632	6,331	7,425	7,697
Amortization of intangibles	5,230	5,187	5,665	5,969	5,980	6,206	6,643	7,105
Restructuring and impairment charges	—	—	196	432	2,512	1,635	635	3,435
Settlement of receivables and relates charges	—	—	13,607	—	—	—	—	—
Loss on disposal of subsidiaries	—	—	23,944	—	8,882	—	—	15,722

Operating income	165,560	152,533	104,641	156,000	102,990	96,533	61,779	66,264
Other expense (income)	568	1,771	847	(200)	964	960	1,125	1,038
Interest income	(646)	(897)	(739)	(850)	(779)	(626)	(644)	(907)
Interest expense	24,605	25,149	25,777	22,162	19,519	19,503	20,030	20,116

Income before income tax	141,033	126,510	78,756	134,888	83,286	76,696	41,268	46,017
Income tax expense	25,492	22,222	23,038	27,477	23,910	24,009	11,446	17,136

Net income	115,541	104,288	55,718	107,411	59,376	52,687	29,822	28,881
Net income (loss) attributable to noncontrolling interests, net of income tax expense	1,253	(407)	315	734	685	656	(8)	593

Net income attributable to Jabil Circuit, Inc	114,288	104,695	$55,403	$106,677	$58,691	$52,031	$29,830	$28,288

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.54	$0.49	$0.26	$0.50	$0.27	$0.24	$0.14	$0.13

Diluted	$0.52	$0.47	$0.25	$0.49	$0.27	$0.24	$0.14	$0.13

Weighted average shares outstanding:
Basic	212,753	215,705	215,170	214,395	214,011	213,881	213,625	213,665

Diluted	219,494	222,337	221,022	217,405	215,997	216,522	214,760	215,059

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2011				Fiscal Year 2010
	Aug. 31, 2011	May 31, 2011	Feb. 28, 2011	Nov. 30, 2010	Aug. 31, 2010	May 31, 2010	Feb. 28, 2010	Nov. 30, 2009
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.3	92.5	92.5	92.4	92.6	92.4	92.6	92.5

Gross profit	7.7	7.5	7.5	7.6	7.4	7.6	7.4	7.5
Selling, general and administrative	3.6	3.6	3.6	3.6	4.1	4.4	4.9	4.3
Research and development	0.1	0.2	0.2	0.1	0.2	0.2	0.2	0.2
Amortization of intangibles	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.2
Restructuring and impairment charges	—	—	0.0	0.0	0.1	0.0	0.0	0.1
Settlement of receivables and related charges	—	—	0.3	—	—	—	—	—
Loss on disposal of subsidiaries	—	—	0.6	—	0.2	—	—	0.5

Operating income	3.9	3.6	2.7	3.8	2.6	2.8	2.1	2.2

Other expense (income)	0.0	0.0	0.0	(0.0)	0.0	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	0.6	0.6	0.7	0.5	0.5	0.6	0.7	0.7

Income before income taxes	3.3	3.0	2.0	3.3	2.1	2.2	1.4	1.5
Income tax expense	0.6	0.5	0.6	0.7	0.6	0.7	0.4	0.6

Net income	2.7	2.5	1.4	2.6	1.5	1.5	1.0	0.9
Net income (loss) attributable to noncontrolling interests, net of income tax expense	0.0	(0.0)	0.0	0.0	0.0	0.0	(0.0)	0.0

Net income attributable to Jabil Circuit, Inc	2.7%	2.5%	1.4%	2.6%	1.5%	1.5%	1.0%	0.9%

Acquisitions and Expansion

As discussed in Note 13 – “Loss on Disposal of Subsidiaries” and Note 14 – “Business Acquisitions” to the Consolidated Financial Statements, we completed our acquisition of the Competence Sites in France and Italy during the second quarter of fiscal year 2011. The Competence Sites were our former operations and were previously disposed of during the fourth quarter of fiscal year 2010. This acquisition, as well as acquisitions that were made in prior years, have been accounted for using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

During the fourth quarter of fiscal year 2011, we announced that we entered into an agreement to acquire Telmar Network Technology, Inc., a provider of complex reverse logistics, repair services, technical support, and spare parts management solutions for communication network service providers, enterprise and original equipment manufacturers worldwide. Completion of this transaction, which is subject to regulatory clearance and customary conditions, is expected to take place during the first half of fiscal year 2012.

Liquidity and Capital Resources

At August 31, 2011, we had cash and cash equivalent balances totaling $888.6 million, total notes payable and long-term debt of $1.2 billion, $1.0 billion in available liquidity under our revolving credit facilities and up to $353.6 million in available liquidity under our trade accounts receivable securitization and uncommitted sale programs. As the sale programs are uncommitted, we can offer no assurance that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

The following table sets forth, for the fiscal year ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Net cash provided by operating activities	$828,009	$427,410	$557,309
Net cash used in investing activities	(426,278)	(440,257)	(286,175)
Net cash used in by financing activities	(267,722)	(100,280)	(195,913)
Effect of exchange rate changes on cash	10,273	(18,816)	28,128

Net increase (decrease) in cash and cash equivalents	$144,282	$(131,943)	$103,349

Net cash provided by operating activities for fiscal year 2011 was approximately $828.0 million. This resulted primarily from net income of $383.0 million, $319.2 million in non-cash depreciation and amortization expense, a $305.8 million increase in accounts payable and accrued expenses, $76.2 million in stock-based compensation expense and a $48.2 million decrease in trade accounts receivable; which were partially offset by a $212.3 million increase in prepaid expenses and other current assets and a $158.5 million increase in inventories. The decrease in trade accounts receivable was primarily driven by the amendment to our foreign asset-backed securitization program which resulted in the receivables being sold to a third party bank no longer being recognized in trade accounts receivable whereas previously the program was accounted for as a secured borrowing and an increase in the sales activity under the non-foreign and foreign asset-backed securitization programs. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in inventories was primarily due to the ramp up of inventory levels to support new business wins and higher revenue levels. The increase in prepaid expenses and other current assets was primarily driven by an increase in the deferred purchase price receivable under the foreign asset-backed securitization program and the non-foreign asset-backed securitization program due to the timing of cash payments and the sale of receivables under the programs.

Net cash used in investing activities for fiscal year 2011 was $426.3 million. This consisted primarily of capital expenditures of $459.0 million principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades; which were partially offset by $23.5 million of proceeds from the sale of property and equipment.

Net cash used in financing activities for fiscal year 2011 was $267.7 million. This resulted from our receipt of approximately $7.6 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $6.7 billion of borrowings under the Old Credit Facility and the Amended and Restated Credit Facility and our $400.0 million of 5.625% Senior Notes. This was offset by repayments in an aggregate amount of approximately $7.6 billion during fiscal year 2011, which primarily included an aggregate of $6.7 billion of repayments under the Old Credit Facility and the Amended and Restated Credit Facility and $340.0 million under the term portion of the Old Credit Facility. In addition, we paid $200.2 million to acquire treasury stock and $60.4 million in dividends to stockholders during fiscal year 2011.

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under the Amended and Restated Credit Facility and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC. Promptly after filing this Annual Report on Form 10-K, as a result of our existing “shelf” registration statement expiring October 29, 2011, we anticipate terminating our existing “shelf” registration statement and filing a new “shelf’ registration statement under the registration procedures set forth in the Securities Act. The new “shelf” registration statement will register the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. Any future sale of issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to asses our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares.

In connection with our non-foreign asset-backed securitization program, we regularly sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. This wholly-owned subsidiary is a separate bankruptcy-remote entity and its assets would be available first to satisfy the creditor claims of the conduits. As the receivables sold are collected, the wholly-owned subsidiary is able to sell additional receivables up to the maximum permitted amount under the program. Net cash proceeds of $300.0 million are available at any one time under the securitization program. Prior to September 1, 2010, the transactions in this program were accounted for as sales under applicable accounting guidance. Effective September 1, 2010, we adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance, the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended which resulted in the transfers of the applicable accounts receivable again being accounted for as sales. Under the amended program any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. The program was amended on October 21, 2011 to, among other things, extend the program to October 21, 2014 and adjust pricing to reflect current market conditions. Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The wholly-owned subsidiary is assessed (i) a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period, (ii) a usage fee on the utilized portion of the program equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month and (iii) a fee on the weighted average amount outstanding under the program during the period multiplied by the applicable rate in effect for the period (i.e. Commercial Paper rate). The securitization conduits and the investors in the conduits have no recourse to our assets for failure of debtors to pay when due. We continue to service the receivables sold and in exchange receive a servicing fee. Servicing fees recognized during fiscal year 2011 and 2010 were not material and are included in other expense within the Consolidated Statements of Operations. We do not record a servicing asset or liability as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. We sold $5.8 billion, $5.3 billion and $4.7 billion of eligible trade accounts receivable during fiscal years 2011, 2010 and 2009, respectively. In exchange, we received cash proceeds of $5.5 billion, $5.1 billion and $4.5 billion during fiscal years 2011, 2010 and 2009, respectively, and a net deferred purchase price receivable (at August 31, 2011) or a retained interest (at August 31, 2010 and 2009). At August 31, 2011, the deferred purchase price receivable totaled approximately $295.6 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets. At August 31, 2010 and 2009, we retained an interest in the receivables of $225.1 million and $222.3 million, respectively. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book value. We recognized pretax losses on the sales of receivables of approximately $2.7 million, $3.6 million and $5.3 million during fiscal year 2011, 2010 and 2009, respectively, which are recorded to other expense within the Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, we recognized interest expense of approximately $0.5 million during the first quarter of fiscal year 2011 associated with the secured borrowings. See Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” and Note 15 – “New Accounting Guidance” to the Consolidated Financial Statements.

In connection with our non-foreign asset-backed securitization program, at August 31, 2011, we had sold $527.3 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $230.3 million, and a net deferred purchase price receivable. At August 31, 2011, the deferred purchase price receivable totaled approximately $295.6 million.

In connection with our foreign asset-backed securitization program, prior to the amendment during the third quarter of fiscal year 2011, certain of our foreign subsidiaries sold, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrowed up to $100.0 million from an unaffiliated financial institution and granted a security interest in the accounts receivable as collateral for the borrowings. The securitization program was accounted for as a borrowing. The loan balance was calculated based on the terms of the securitization program agreements. During the third quarter of fiscal year 2011, the securitization program was amended to provide for the sale of 100% of our designated trade accounts receivable of certain of our foreign subsidiaries to the special purpose entity which in turn sells 100% of the receivables to an unaffiliated financial institution. The special purpose entity is a separate bankruptcy- remote entity and its assets would be available first to satisfy the creditor claims of the unaffiliated financial institution. Net cash proceeds of $200.0 million are available at any one time under the amended securitization program. Transfers of the receivables to the unaffiliated financial institution are accounted for as sales. Under the amended program, any portion of the purchase price for the receivables which is not paid in cash to the special purpose entity upon the sale taking place is recorded as a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected. The foreign asset-backed securitization program requires compliance with several covenants including limitations on certain corporate actions such as mergers and consolidations. The securitization agreement, as amended during the third quarter of fiscal year 2011, expires on May 10, 2012. As we have the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity, we are deemed the primary beneficiary. Accordingly, we consolidate the special purpose entity (which was also the case prior to the amendment during the third quarter of fiscal year 2011). Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The special purpose entity is assessed (i) a fee in an amount equal to 0.45% per annum multiplied by the maximum aggregate invested amount during the period and (ii) a fee on the average amount outstanding under the program during the period multiplied by the applicable rate in effect for the period (i.e. LIBOR for U.S. dollars, EURIBOR for euros and WIBOR for Polish zlotys) plus a 0.45% per annum margin. The unaffiliated financial institution has no recourse to our assets for failure of debtors to pay when due. We continue servicing the receivables in the program and in exchange receive a servicing fee. Servicing fees recognized during fiscal years 2011 and 2010 were not material and are included in interest expense up through the amendment that occurred in the third quarter of fiscal year 2011, and are included in other expense within the Consolidated Statements of Operations subsequent to the amendment. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate the fee we receive in return for its obligation to service these receivables is at fair value. Subsequent to the amendment that occurred in the third quarter of fiscal year 2011, we sold (including amounts transferred into the program on the amendment date) $928.0 million of eligible trade accounts receivable during fiscal year 2011. In exchange, we received cash proceeds of $783.9 million during the same period, and a net deferred purchase price receivable. At August 31, 2011, the deferred purchase price receivable totaled approximately $143.5 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value. The resulting losses on the sales of the receivables, subsequent to the amendment that occurred in the third quarter of fiscal year 2011, were $0.7 million during fiscal year 2011, and were recorded to other expense within the Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, we recognized interest expense of approximately $0.9 million during fiscal year 2011 associated with the secured borrowings. At August 31, 2010, we had $71.4 million of secured borrowings outstanding under the program. In addition, we incurred interest expense of $2.1 million and $3.9 million during fiscal years 2010 and 2009, respectively.

In connection with our foreign asset-backed securitization program, at August 31, 2011, we had sold $267.0 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $123.7 million, and a net deferred purchase price receivable. At August 31, 2011, the deferred purchase price receivable totaled approximately $143.5 million.

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Consolidated Statements of Operations in the period of the sale. In October 2011, the factoring agreement was extended through March 31, 2012, at which time it is expected to automatically renew for an additional six-month period. The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. We continue to service, administer and collect the receivables sold under this program. Servicing fees recognized during fiscal years 2011, 2010 and 2009 were not material, and were recorded to other expense within the Consolidated Statements of Operations. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate the fee it receives in return for its obligation to service these receivables is at fair value. The third party purchaser has no recourse to our assets for failure of debtors to pay when due. We sold $68.5 million, $90.9 million and $137.3 million of trade accounts receivable during fiscal years 2011, 2010 and 2009, respectively, and in exchange, received cash proceeds of $68.4 million, $90.8 million and $137.2 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for fiscal years 2011, 2010 and 2009 were not material, and were recorded to other expense within the Consolidated Statements of Operations.

In fiscal year 2010, we entered into two separate uncommitted accounts receivable sale agreements with banks which originally allowed us and certain of our subsidiaries to elect to sell and the banks to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million and $75.0 million of specific trade accounts receivable at any one time. The sale programs have been amended to increase the facility limits from $150.0 million to $200.0 million and from $75.0 million to $175.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The $200.0 million and $175.0 million sale programs were amended during the third quarter of fiscal year 2011 and the fourth quarter of fiscal year 2011, respectively, such that the programs no longer have defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days. We continue servicing the receivables in the program. Servicing fees recognized during fiscal years 2011 and 2010 were not material and are included in other expense within the Consolidated Statements of Operations. We do not record a servicing asset or liability on the Consolidated Balance Sheets as we estimate the fee we receive in return for our obligation to service these receivables is at fair value. During fiscal years 2011 and 2010, we sold $2.4 billion and $0.3 billion of trade accounts receivable under these programs, respectively. In exchange, we received cash proceeds of $2.4 billion and $0.3 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2011 and 2010 were not material and were recorded to other expense within the Consolidated Statements of Operations.

Notes payable and long-term debt outstanding at August 31, 2011 and August 31, 2010 are summarized below (in thousands):

	August 31, 2011	August 31, 2010
7.750% Senior Notes due 2016 (a)	$303,501	$301,782
8.250% Senior Notes due 2018 (b)	397,521	397,140
5.625% Senior Notes due 2020 (c)	400,000	—

	August 31, 2011	August 31, 2010
Borrowings under credit facilities (d)	72,100	73,750
Borrowings under loans (e)	2,060	342,380
Securitization program obligations (f)	—	71,436
Miscellaneous borrowings	2	8
Fair value adjustment (g)	11,570	—

Total notes payable and long-term debt	1,186,754	$1,186,496
Less current installments of notes payable and long-term debt	74,160	167,566

Notes payable and long-term debt, less current installments	$1,112,594	$1,018,930

(a)	During the fourth quarter of fiscal year 2009, we issued a total of $312.0 million, seven-year, publicly-registered senior unsecured notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”
(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(c)	During the first quarter of fiscal year 2011, we issued $400.0 million of ten-year 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the Old Credit Facility and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”
(d)	As of August 31, 2011, three of our foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates ranging from 2.3% to 3.6%.
(e)

During the second quarter of fiscal year 2011, we entered into the Amended and Restated Credit Facility which provides for a revolving credit in the amount of $1.0 billion, subject to potential uncommitted increases up to $1.3 billion, and expires on

December 7, 2015. Some or all of the lenders under the Amended and Restated Credit Facility and their affiliates have various other relationships with us and our subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. We, along with some of our subsidiaries, have entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many if not most of the agents and lenders under the Amended and Restated Credit Facility held positions as agent and/or lender under our Old Credit Facility. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the credit agreement) and loss on sale of trade accounts receivables pursuant to any of our, or our subsidiaries, securitization programs. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2011, we borrowed and repaid $6.7 billion against the Old Credit Facility and the Amended and Restated Credit Facility under multiple draws. In addition, during the fourth quarter of fiscal year 2011, we borrowed and repaid $1.7 billion against the Amended and Restated Credit Facility under multiple draws. A draw in the amount of $400.0 million was made under the term portion of the Old Credit Facility during the fourth quarter of fiscal year 2007, and the outstanding balance was repaid in full during the first quarter of fiscal year 2011.

In addition to the loans described above, at August 31, 2011, we have loans outstanding to fund working capital needs. These additional loans total approximately $2.1 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on our Consolidated Balance Sheets.

(f)	In the third quarter of fiscal year 2011, we amended the foreign asset-backed securitization program. Prior to execution of the amendment, we recognized interest expense of approximately $0.9 million during fiscal year 2011 associated with the secured borrowings. As a result of the amendment, the accounts receivable transferred under this program qualify for sale treatment and as such are no longer accounted for as secured borrowing.

The program was accounted for as a secured borrowing in fiscal year 2010. At August 31, 2010, we had $71.4 million of debt outstanding under the program. In addition, we incurred interest expense of $2.1 million and $3.9 million recorded within the Consolidated Statements of Operations during fiscal years 2010 and 2009, respectively.

(g)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 12 – “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements.

At August 31, 2011 and 2010, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.

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

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $300.0 million to $400.0 million, principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment, information technology infrastructure upgrades and construction of a new greenfield facility. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the acquisition of Telmar Network Technology, Inc. that was announced in the fourth quarter of fiscal year 2011 and our working capital requirements for the next 12 months. Our $300.0 million asset-backed securitization program expires in October 2014 and our $200.0 million foreign asset-backed securitization program expires in May 2012, and we may be unable to renew either of these. Our $200.0 million uncommitted trade accounts receivable sale program was amended in the third quarter of fiscal year 2011 and our $175.0 million uncommitted trade accounts receivable sale program was amended on July 27, 2011. The terms of the agreements were amended such that the programs no longer have defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days. As the sales programs are uncommitted, we can offer no assurance that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

At August 31, 2011, we had approximately $888.6 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $200.0 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

In June 2011, our Board of Directors authorized the repurchase of $200.0 million of our common shares. We repurchased 11,520,137 shares in the fourth quarter of fiscal year 2011 which is the full amount authorized by our Board of Directors.

Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. See “Risk Factors – Our amount of debt could significantly increase in the future.”

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of August 31, 2011 are summarized below. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Notes payable and long-term debt (a)	$1,175,184	$74,160	$—	$303,503	$797,521
Future interest on notes payable and long-term debt (b)	546,328	81,221	159,360	156,539	149,208
Operating lease obligations	202,361	56,271	66,299	38,332	41,459
Estimated future benefit payments to plan	58,717	3,915	8,884	9,870	36,048
Capital commitments (c)	—	—	—	—	—

Total contractual cash obligations (d)	$1,982,590	$215,567	$234,543	$508,244	$1,024,236

(a)	The above table excludes an $11.6 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.
(b)	At August 31, 2011, our notes payable and long-term debt pay interest at predominantly fixed rates.
(c)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $5.6 million as of August 31, 2011. The remaining commitment of $4.4 million is callable over the next 24 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.
(d)	At August 31, 2011, we have $0.5 million and $88.5 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values. At August 31, 2011, except for certain foreign currency contracts, with a notional amount outstanding of $329.8 million and a fair value of $2.8 million recorded in prepaid and other current assets and $2.8 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2011 that do not qualify as accounting hedges was $591.6 million. The fair value of these contracts amounted to a $3.5 million asset recorded in prepaid and other current assets and a $4.0 million liability recorded to accrued expenses on our Consolidated Balance Sheets.

The forward contracts (both those that are designated as hedging instruments and those that are not) will generally expire in less than four months, with 11 months being the maximum term of the contracts outstanding at August 31, 2011. The change in fair value related to contracts designated as hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollars, Swedish krona and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2011, there were no significant outstanding investments.

During the second quarter of fiscal year 2011, we entered into a series of interest rate swaps with an aggregate notional amount of $200.0 million designated as fair value hedges of a portion of our 7.750% Senior Notes. Under these interest rate swaps, we received fixed rate interest payments and paid interest at a variable rate based on LIBOR plus a spread. The effect of these swaps was to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps were recorded to interest expense and offset changes in the fair value of the hedged portion of the underlying 7.750% Senior Notes.

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value adjustment of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The effective interest rate for the 7.750% Senior Notes includes the interest on the notes, the amortization of the hedge accounting adjustment and the accretion of the discount. There were no amounts outstanding at August 31, 2010.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $72.1 million in borrowings outstanding under these facilities at August 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. Management’s report on internal control over financial reporting as of August 31, 2011 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered certified public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2011, which is incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2011, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Many of the components of our internal controls over financial reporting are evaluated on an ongoing basis by our finance organization to ensure continued compliance with the Exchange Act. The overall goals of these various evaluation activities are to monitor our internal controls over financial reporting and to modify them as necessary. We intend to maintain our internal controls over financial reporting as dynamic processes and procedures that we adjust as circumstances merit, and we have reached our conclusions set forth above, notwithstanding certain improvements and modifications.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. As previously disclosed in this Form 10-K, during the second quarter of fiscal year 2011, we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2011 did not include the internal control over financial reporting of these acquired operations. Assets acquired from F-I Holding Company and the entities that it directly or indirectly owns represent approximately 2% of our total consolidated assets at August 31, 2011 and net revenue generated by F-I Holding Company and the entities that it directly or indirectly owns subsequent to the date of acquisition represent approximately 1% of our consolidated net revenue for the fiscal year ended August 31, 2011. As part of our acquisition of F-I Holding Company, we continue to evaluate F-I Holding Company’s internal controls over financial reporting. From the acquisition date to August 31, 2011, the processes and systems of F-I Holding Company’s acquired operations did not significantly impact our internal control over financial reporting.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1 – Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2011.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2011.

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2011.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2011.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Plans approved by security holders:
1992 Stock Option Plan	220,936		$15.63	NA
2002 Stock Incentive Plan	10,180,983	(1)	$25.00	NA
2002 CSOP Plan	56,795		$19.33	NA
2002 FSOP Plan	59,630		$23.69	NA
2011 Stock Award and Incentive Plan	0		NA	9,164,425
2002 Employee Stock Purchase Plan	NA		NA	NA
2011 Employee Stock Purchase Plan	NA		NA	6,000,000
Restricted Stock Awards	14,097,278	(2)	NA	NA

Subtotal	24,615,622			15,164,425

Plans not approved by security holders:	—		—	—

Subtotal	—			—

Total	24,615,622			15,164,425

(1)	Amount reflects the number of shares of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)

Amount reflects the number of shares issuable upon vesting of restricted stock awards granted under the 2002 Stock Incentive Plan and 2011 Stock Award and Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.

(3)

The weighted-average exercise price does not take into account the shares issuable upon vesting of restricted stock awards and restricted stock unit awards, which are not options, warrants or rights and have no exercise price.

(4)	All of the shares available for future issuance under the 2011 Stock Award and Incentive Plan may be issued in connection with options, warrants, rights, restricted stock or other stock-based awards.

See Note 10 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Related Party Transactions – Certain Related Party Transactions” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2011.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered certified public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 56 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 56 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

The Securities and Exchange Commission’s (“SEC”) general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. During the second quarter of fiscal year 2011, the Company completed its acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. In accordance with the SEC guidance, the scope of management’s evaluation of internal controls over financial reporting as of August 31, 2011 did not include the internal control over financial reporting of these acquired operations. Assets acquired from F-I Holding Company and the entities that it directly or indirectly owns represent approximately 2% of the Company’s total consolidated assets at August 31, 2011 and net revenue generated by F-I Holding Company and the entities that it directly or indirectly owns subsequent to the date of acquisition represent approximately 1% of the Company’s consolidated net revenue for the fiscal year ended August 31, 2011. As part of the Company’s acquisition of F-I Holding Company, it continues to evaluate F-I Holding Company’s internal controls over financial reporting. From the acquisition date to August 31, 2011, the processes and systems of F-I Holding Company’s acquired operations did not significantly impact the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2011, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered certified public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 27, 2011

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jabil Circuit, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (the Competence Sites), which is included in the fiscal 2011 consolidated financial statements of Jabil Circuit, Inc. and subsidiaries and constituted 2% of total assets as of August 31, 2011 and 1% of net revenues for the year then ended. Our audit of internal control over financial reporting of Jabil Circuit, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of F-I Holding Company and the Competence Sites.

In our opinion, Jabil Circuit, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Jabil Circuit, Inc. and subsidiaries as of August 31, 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended, of Jabil Circuit, Inc. and subsidiaries and our report dated October 27, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

October 27, 2011

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited the accompanying consolidated balance sheet of Jabil Circuit, Inc. and subsidiaries as of August 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Circuit, Inc. and subsidiaries at August 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

October 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited the accompanying consolidated balance sheet of Jabil Circuit, Inc. and subsidiaries as of August 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for each of the years in the two-year period ended August 31, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jabil Circuit and subsidiaries as of August 31, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended August 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

October 21, 2010, except with respect to Note 6 and Note 11b, as to which the date is as of October 27, 2011

Tampa, Florida

Certified Public Accountants

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$888,611	$744,329
Trade accounts receivable, net of allowance for doubtful accounts of $4,788 at August 31, 2011 and $13,939 at August 31, 2010	1,100,926	1,408,319
Inventories	2,227,339	2,094,135
Prepaid expenses and other current assets	868,892	349,165
Income taxes receivable	33,855	35,560
Deferred income taxes	15,737	22,510

Total current assets	5,135,360	4,654,018
Property, plant and equipment, net of accumulated depreciation of $1,363,481 at August 31, 2011 and $1,166,807 at August 31, 2010	1,641,335	1,451,392
Goodwill	36,199	28,455
Intangible assets, net of accumulated amortization of $128,467 at August 31, 2011 and $112,687 at August 31, 2010	89,106	104,113
Deferred income taxes	74,989	55,101
Other assets	80,951	74,668

Total assets	$7,057,940	$6,367,747

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$74,160	$167,566
Accounts payable	2,885,168	2,741,719
Accrued compensation and employee benefits	258,947	196,865
Other accrued expenses	633,444	475,387
Income taxes payable	32,987	19,236
Deferred income taxes	5,182	4,401

Total current liabilities	3,889,888	3,605,174
Notes payable and long-term debt, less current installments	1,112,594	1,018,930
Other liabilities	67,423	63,058
Income tax liability	88,451	86,351
Deferred income taxes	15,761	1,462

Total liabilities	5,174,117	4,774,975

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 224,653,990 and 219,532,908 shares issued and 203,416,503 and 210,496,989 shares outstanding at August 31, 2011 and 2010, respectively	225	220
Additional paid-in capital	1,649,431	1,541,507
Retained earnings	441,793	123,303
Accumulated other comprehensive income	194,706	122,062
Treasury stock at cost, 21,237,487 shares at August 31, 2011 and 9,035,919 shares at August 31, 2010	(419,035)	(209,046)

Total Jabil Circuit, Inc. stockholders’ equity	1,867,120	1,578,046
Noncontrolling interests	16,703	14,726

Total equity	1,883,823	1,592,772

Total liabilities and equity	$7,057,940	$6,367,747

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2011	2010	2009
Net revenue	$16,518,827	$13,409,411	$11,684,538
Cost of revenue	15,264,257	12,405,267	10,965,723

Gross profit	1,254,570	1,004,144	718,815
Operating expenses:
Selling, general and administrative	590,572	589,738	495,941
Research and development	25,034	28,085	27,321
Amortization of intangibles	22,051	25,934	31,039
Restructuring and impairment charges	628	8,217	51,894
Goodwill impairment charges	—	—	1,022,821
Settlement of receivables and related charges	13,607	—	—
Loss on disposal of subsidiaries	23,944	24,604	—

Operating income (loss)	578,734	327,566	(910,201)
Other expense	2,986	4,087	20,111
Interest income	(3,132)	(2,956)	(7,426)
Interest expense	97,693	79,168	82,247

Income (loss) before income tax	481,187	247,267	(1,005,133)
Income tax expense	98,229	76,501	160,898

Net income (loss)	382,958	170,766	(1,166,031)
Net income (loss) attributable to noncontrolling interests, net of income tax expense	1,895	1,926	(819)

Net income (loss) attributable to Jabil Circuit, Inc.	$381,063	$168,840	$(1,165,212)

Earnings (Loss) Per Share:
Income (loss) attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.78	$0.79	$(5.63)

Diluted	$1.73	$0.78	$(5.63)

Weighted average shares outstanding:
Basic	214,502	214,332	207,002

Diluted	220,719	217,597	207,002

Cash dividends declared per common share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Fiscal Year Ended August 31,
	2011	2010	2009
Net income (loss)	$382,958	$170,766	$(1,166,031)
Other comprehensive income (loss):
Foreign currency translation adjustment	60,026	(70,293)	(104,771)
Changes in fair value of derivative instruments, net of tax	4,260	(1,742)	143
Actuarial gains (loss), net of tax	7,709	(7,751)	(3,738)
Prior service cost, net of tax	(5)	342	(13)
Adjustment for net losses (gains) realized and included in net income (loss) related to derivative instruments, net of tax	654	4,534	3,950

Comprehensive income (loss)	$455,602	$95,856	$(1,270,460)
Comprehensive income (loss) attributable to noncontrolling interests	1,895	1,926	(819)

Comprehensive income (loss) attributable to Jabil Circuit, Inc	$453,707	$93,930	$(1,269,641)

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2008	206,380,171	$215	$1,406,378	$1,210,417	$301,401	$(202,686)	$7,404	$2,723,129

Shares issued upon exercise of stock options	1,160	—	66	—	—	—	—	66
Shares issued under employee stock purchase plan	1,248,314	1	7,353	—	—	—	—	7,354
Exchange of share-based compensation awards in connection with business combination	—	—	28	—	—	—	—	28
Issuance and vesting of restricted stock awards	502,376	1	—	—	—	—	—	1
Purchases of treasury stock under employee stock plans	(109,180)	—	—	—	—	(855)	—	(855)
Recognition of stock-based compensation	—	—	42,249	—	—	—	—	42,249
Tax shortfall of options exercised	—	—	(860)	—	—	—	—	(860)
Cumulative effect of change in accounting principle	—	—	—	(836)		—	—	(836)
Declared dividends	—	—	—	(58,069)	—	—	—	(58,069)
Comprehensive (loss)	—	—	—	(1,165,212)	(104,429)	—	(819)	(1,270,460)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	662	662

Balance at August 31, 2009	208,022,841	$217	$1,455,214	$(13,700)	$196,972	$(203,541)	$7,247	$1,442,409

Shares issued upon exercise of stock options	114,135	1	1,545	—	—	—	—	1,546
Shares issued under employee stock purchase plan	1,127,017	1	9,197	—	—	—	—	9,198
Issuance and vesting of restricted stock awards	1,584,964	1	—	—	—	—	—	1
Purchases of treasury stock under employee stock plans	(351,968)	—	—	—	—	(5,505)	—	(5,505)
Recognition of stock-based compensation	—	—	104,783	—	—	—	—	104,783
Tax benefit of options exercised	—	—	28	—	—	—	—	28
Declared dividends	—	—	(29,260)	(31,837)	—	—	—	(61,097)
Comprehensive income	—	—	—	168,840	(74,910)	—	1,926	95,856
Capital contribution from noncontrolling interests	—	—	—	—	—	—	5,386	5,386
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	167	167

Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772

Shares issued upon exercise of stock options	1,425,210	1	20,522	—	—	—	—	20,523
Shares issued under employee stock purchase plan	824,913	2	11,119	—	—	—	—	11,121
Issuance and vesting of restricted stock awards	2,870,974	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(681,446)	—	—	—	—	(9,763)	—	(9,763)
Treasury shares purchased	(11,520,137)	—	—	—	—	(200,226)	—	(200,226)
Recognition of stock-based compensation	—	—	76,205	—	—	—	—	76,205
Tax benefit of options exercised	—	—	80	—	—	—	—	80
Declared dividends	—	—	—	(62,573)	—	—	—	(62,573)
Comprehensive income	—	—	—	381,063	72,644	—	1,895	455,602
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	82	82

Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$382,958	$170,766	$(1,166,031)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	319,179	283,284	291,997
Recognition of stock-based compensation expense	76,230	104,609	44,026
Loss on disposal of subsidiaries	23,944	18,671	—
Settlement of receivables and related charges	12,673	—	—
Other, net	9,910	9,488	18,902
Loss on early extinguishment of debt	—	—	10,522
Deferred income taxes	2,266	2,331	102,375
Restructuring and impairment charges	628	8,217	51,894
Goodwill impairment charges	—	—	1,022,821
Change in operating assets and liabilities, exclusive of net assets acquired:
Trade accounts receivable	48,232	(247,133)	169,741
Inventories	(158,545)	(969,348)	283,816
Prepaid expenses and other current assets	(212,265)	(143,639)	40,950
Other assets	3,205	448	(7,604)
Accounts payable and accrued expenses	305,814	1,172,770	(292,671)
Income taxes payable	13,780	16,946	(13,429)

Net cash provided by operating activities	828,009	427,410	557,309

Cash flows from investing activities:
Acquisition of property, plant and equipment	(458,989)	(398,425)	(292,238)
Proceeds from sale of property, plant and equipment	23,483	10,280	10,239
Proceeds from disposal of available for sale investments	5,800	—	—
Cash paid for business and intangible asset acquisitions, net of cash acquired	3,985	—	(4,176)
Cost of receivables acquired, net of cash collections	(557)	—	—
Notes receivable from sale	—	(24,972)	—
Proceeds from disposal of subsidiaries, net of cash	—	(27,140)	—

Net cash used in investing activities	(426,278)	(440,257)	(286,175)

Cash flows from financing activities:
Payments toward debt agreements	(7,586,754)	(5,423,914)	(4,981,081)
Borrowings under debt agreements	7,572,157	5,374,479	4,855,474
Payments to acquire treasury stock	(200,226)	—	—
Dividends paid to stockholders	(60,411)	(59,869)	(59,583)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	31,644	10,744	7,420
Debt issuance costs	(14,549)	—	(7,067)
Treasury stock minimum tax withholding related to vesting of restricted stock	(9,763)	(5,505)	(855)
Excess tax benefit (shortfall) of options exercised	180	132	(921)
Financing related costs	—	—	(9,300)
Net proceeds from issuance of ordinary shares of certain subsidiaries	—	586	—
Bank overdraft of subsidiary	—	3,067	—

Net cash used in financing activities	(267,722)	(100,280)	(195,913)

Effect of exchange rate changes on cash and cash equivalents	10,273	(18,816)	28,128

Net increase (decrease) in cash and cash equivalents	144,282	(131,943)	103,349
Cash and cash equivalents at beginning of fiscal year	744,329	876,272	772,923

	Fiscal Year Ended August 31,
	2011	2010	2009
Cash and cash equivalents at end of fiscal year	$888,611	$744,329	$876,272

Supplemental disclosure information:
Interest paid, net of capitalized interest	$84,956	$73,423	$81,641

Income taxes paid, net of refunds received	$81,228	$57,656	$73,302

See accompanying notes to consolidated financial statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.

Significant accounting policies followed by the Company are as follows:

a. Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company, and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in preparing the consolidated financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the information have been included. Certain amounts in the prior periods’ Consolidated Financial Statements and Notes to the Consolidated Financial Statements have been reclassified to conform to the current period’s presentation.

In the fiscal years ended August 31, 2010 and 2009, the Company recorded same day debt borrowings and repayments on a net basis within the Consolidated Statements of Cash Flows. Correcting this error such that debt payments and borrowings are recorded on a gross basis within the Consolidated Statements of Cash Flows increased the “payments toward debt agreements” line within the Consolidated Statements of Cash Flows by $1.0 billion and $0.6 billion for the fiscal years ended August 31, 2010 and 2009, respectively, and increased the “borrowings under debt agreements” line within the Consolidated Statements of Cash Flows by $1.0 billion and $0.6 billion for the fiscal years ended August 31, 2010 and 2009, respectively, with no impact on net cash used in financing activities or other components within the Consolidated Statements of Cash Flows. The Company assessed the materiality of this error and concluded that the previously issued Consolidated Statements of Cash Flows for fiscal years ended August 31, 2010 and 2009 are not materially misstated because, as discussed above, there was no impact on net cash used in financing activities or other components within the Consolidated Statements of Cash Flows. The revision had no impact on the Company’s previously presented Consolidated Statements of Operations, Consolidated Balance Sheets or earnings per share.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2011 and 2010 there were $117.4 million and $55.0 million of cash equivalents outstanding, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of fair value given the short-term nature of these financial instruments.

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

e. Property, Plant and Equipment, net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings	35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	5 to 10 years

Asset Class	Estimated Useful Life
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years

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

g. Impairment of Long-lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.

h. Revenue Recognition

The Company’s net revenue is principally from the manufacturing services of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and recoverability is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis.

i. Accounts Receivable

Accounts receivable consist of trade receivables, note receivables and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $4.8 million and $13.9 million were recorded at August 31, 2011 and 2010, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

k. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2011	2010	2009
Numerator:
Net income (loss) attributable to Jabil Circuit, Inc	$381,063	$168,840	$(1,165,212)

Denominator for basic and diluted earnings (loss) per share:
Weighted-average common shares outstanding	212,386	209,418	207,002
Share-based payment awards classified as participating securities	2,116	4,914	—

Denominator for basic earnings (loss) per share	214,502	214,332	207,002

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	872	215	—
Dilutive unvested restricted stock awards	5,345	3,050	—

Denominator for diluted earnings (loss) per share	220,719	217,597	207,002

Earnings (loss) per common share:
Basic	$1.78	$0.79	$(5.63)

Diluted	$1.73	$0.78	$(5.63)

For fiscal year 2011, there were no shares of common stock or stock appreciation rights excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive.

For fiscal year 2010, options to purchase 6,207,985 shares of common stock and 7,997,567 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

For fiscal year 2009, no potential common shares relating to stock-based compensation awards have been included in the computation of diluted earnings per share as a result of the Company’s net loss for the fiscal year. The Company excluded from the computation of diluted earnings per share 13,862,160 common share equivalents, which consist of stock options and restricted stock awards, and 8,005,799 stock appreciation rights.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs”, Note 7 – “Notes Payable and Long-Term Debt”, Note 8 – “Postretirement and Other Employee Benefits”, Note 12 – “Derivative Financial Instruments and Hedging Activities” and Note 13 – “Loss on Disposal of Subsidiaries” for disclosure surrounding the fair value of the Company’s deferred purchase price receivables, debt obligations, pension plan assets, derivative financial instruments and notes receivable, respectively.

n. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $76.2 million, $104.6 million and $44.0 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Consolidated Statements of Operations for fiscal years 2011, 2010, and 2009, respectively. The Company recorded tax effects related to the stock-based compensation expense of $1.2 million, $1.9 million and $0.9 million, which is included in income tax expense within the Consolidated Statements of Operations for fiscal years 2011, 2010 and 2009, respectively. Included in the compensation expense recognized by the Company is $3.8 million, $4.1 million and $4.8 million related to the Company’s employee stock purchase plan (“ESPP”) during fiscal years 2011, 2010 and 2009, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2011 and 2010, $0.3 million and $0.2 million, respectively, of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for fiscal years 2011, 2010 and 2009 was $31.6 million, $10.7 million and $7.4 million, respectively. The proceeds for fiscal years 2011, 2010 and 2009 were offset by $9.8 million, $5.5 million and $0.9 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 681,446 shares, 351,968 shares and 109,180 shares of the Company’s common stock during the 12 months ended August 31, 2011, 2010 and 2009, respectively. The shares have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 10 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o. Comprehensive Income

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income consists of the following (in thousands):

	August 31,
	2011	2010
Foreign currency translation adjustment	$228,439	$168,413
Unrecognized gains (losses) on derivative instruments, net of tax	(11,172)	(16,086)
Actuarial loss, net of tax	(22,689)	(30,398)
Prior service cost, net of tax	128	133

	$194,706	$122,062

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2011 are net of a tax benefit (loss) of $2.8 million and ($44.0) thousand, respectively. The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2010 are net of a tax benefit (loss) of $2.5 million and ($46.0) thousand, respectively. The unrecognized gains (losses) on derivative instruments recorded to accumulated other comprehensive income during fiscal years 2011 and 2010 are net of tax benefits of $14.2 million and $14.6 million, respectively.

p. Derivative Instruments

All derivative instruments are recorded on the balance sheets at their respective fair values. The Company does not intend to use derivative financial instruments for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in operations. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 12 – “Derivative Financial Instruments and Hedging Activities” for further discussion surrounding the Company’s derivative instruments.

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

Prior to September 1, 2010, the transactions in this program were accounted for as sales under applicable accounting guidance. Effective September 1, 2010, the Company adopted new accounting guidance that resulted in more stringent conditions for reporting the transfer of a financial asset as a sale. As a result of the adoption of this new guidance, the accounts receivable transferred under this program no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, this program was amended which resulted in the transfers of the applicable accounts receivable again being accounted for as sales. Under the amended program the Company sells 100% of the eligible receivables to conduits and any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid by the conduits from available cash as payments on the receivables are collected. The securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements. The securitization agreement, as amended on November 5, 2010, expires on November 4, 2011.

Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The wholly-owned subsidiary is assessed (i) a fee on the unused portion of the program of 0.50% per annum based on the average daily unused aggregate receivables sold during the period, (ii) a usage fee on the utilized portion of the program equal to 0.95% per annum (inclusive of the unused fee) on the average daily outstanding aggregate receivables sold during the immediately preceding calendar month and (iii) a fee on the weighted average amount outstanding under the program during the period multiplied by the applicable rate in effect for the period (i.e. Commercial Paper rate). The securitization conduits and the investors in the conduits have no recourse to the Company’s assets for failure of debtors to pay when due.

The Company continues servicing the receivables sold and in exchange receives a servicing fee. Servicing fees recognized during fiscal years 2011, 2010 and 2009 were not material and are included in other expense within the Consolidated Statements of Operations. The Company does not record a servicing asset or liability as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.

The Company sold $5.8 billion, $5.3 billion and $4.7 billion of eligible trade accounts receivable during fiscal years 2011, 2010 and 2009, respectively. In exchange, the Company received cash proceeds of $5.5 billion, $5.1 billion and $4.5 billion during fiscal years 2011, 2010 and 2009, respectively, and a net deferred purchase price receivable (at August 31, 2011) or a retained interest (at August 31, 2010 and 2009). At August 31, 2011, the deferred purchase price receivable totaled approximately $295.6 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets. At August 31, 2010 and 2009, the Company retained an interest in the receivables of $225.1 million and $222.3 million, respectively. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book value.

The Company recognized pretax losses on the sales of receivables of approximately $2.7 million, $3.6 million and $5.3 million during fiscal years 2011, 2010 and 2009, respectively, which are recorded to other expense within the Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, the Company recognized interest expense of approximately $0.5 million during the first quarter of fiscal year 2011 associated with the secured borrowings. See Note 15 – “New Accounting Guidance” to the Consolidated Financial Statements.

b. Foreign Asset-Backed Securitization Program

In connection with the foreign asset-backed securitization program, prior to the amendment in the third quarter of fiscal year 2011, certain of the Company’s foreign subsidiaries sold, on an ongoing basis, an undivided interest in designated pools of trade accounts receivable to a special purpose entity, which in turn borrowed up to $100.0 million from an unaffiliated financial institution and granted a security interest in the accounts receivable as collateral for the borrowings. The securitization program was accounted for as a borrowing. The loan balance was calculated based on the terms of the securitization program agreements.

In the third quarter of fiscal year 2011, the securitization program was amended to provide for the sale of 100% of the designated trade accounts receivable of the Company’s foreign subsidiaries to the special purpose entity which in turn sells 100% of the receivables to an unaffiliated financial institution. The special purpose entity is a separate bankruptcy- remote entity and its assets would be available first to satisfy the creditor claims of the unaffiliated financial institution. Net cash proceeds of $200.0 million are available at any one time under the amended securitization program. Transfers of the receivables to the unaffiliated financial institution are accounted for as sales. Under the amended program, any portion of the purchase price for the receivables which is not paid in cash to the special purpose entity upon the sale taking place is recorded as a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected. The foreign asset-backed securitization program requires compliance with several covenants including limitations on certain corporate actions such as mergers and consolidations. The securitization agreement, as amended during the third quarter of fiscal year 2011, expires on May 10, 2012.

As the Company has the power to direct the activities of the special purpose entity and the obligation to absorb the majority of the expected losses or the right to receive benefits from the transfer of trade accounts receivable into the special purpose entity it is deemed the primary beneficiary. Accordingly, the Company consolidates the special purpose entity (which was also the case prior to the amendment in the third quarter of fiscal year 2011).

Net receivables sold under this program are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The special purpose entity is assessed (i) a fee in an amount equal to 0.45% per annum multiplied by the maximum aggregate invested amount during the period and (ii) a fee on the average amount outstanding under the program during the period multiplied by the applicable rate in effect for the period (i.e. LIBOR for U.S. dollars, EURIBOR for euros and WIBOR for Polish zlotys) plus a 0.45% per annum margin. The unaffiliated financial institution has no recourse to the Company’s assets for failure of debtors to pay when due.

The Company continues servicing the receivables in the program and in exchange receives a servicing fee. Servicing fees recognized during fiscal years 2011, 2010 and 2009 were not material and are included in interest expense up through the amendment that occurred in the third quarter of fiscal year 2011, and are included in other expense within the Consolidated Statements of Operations subsequent to the amendment. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.

Subsequent to the amendment that occurred in the third quarter of fiscal year 2011, the Company sold (including amounts transferred into the program on the amendment date) $928.0 million of eligible trade accounts receivable during fiscal year 2011. In exchange, the Company received cash proceeds of $783.9 million during the same period, and a net deferred purchase price receivable. At August 31, 2011, the deferred purchase price receivable totaled approximately $143.5 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity the fair value approximated book value. The resulting losses on the sales of the receivables subsequent to the amendment that occurred in the third quarter of fiscal year 2011 were $0.7 million during fiscal year 2011 and were recorded to other expense within the Consolidated Statements of Operations. Prior to execution of the previously discussed amendment, the Company recognized interest expense of approximately $0.9 million during fiscal year 2011 associated with the secured borrowings.

At August 31, 2010, the Company had $71.4 million of secured borrowings outstanding under the program. In addition, the Company incurred interest expense of $2.1 million and $3.9 million recorded in the Consolidated Statements of Operations during fiscal years 2010 and 2009, respectively.

c. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. The factoring of trade accounts receivable under this agreement is accounted for as a sale. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Consolidated Statements of Operations in the period of the sale. In April 2011, the factoring agreement was extended through September 30, 2011, at which time it automatically renewed for an additional six-month period.

The receivables sold pursuant to this factoring agreement are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company continues to service, administer and collect the receivables sold under this program. Servicing fees recognized during fiscal years 2011, 2010 and 2009 were not material, and were recorded to other expense within the Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value. The third party purchaser has no recourse to the Company’s assets for failure of debtors to pay when due.

The Company sold $68.5 million, $90.9 million and $137.3 million of trade accounts receivable during fiscal years 2011, 2010 and 2009, respectively, and in exchange, received cash proceeds of $68.4 million, $90.8 million and $137.2 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for fiscal years 2011, 2010 and 2009 were not material, and were recorded to other expense within the Consolidated Statements of Operations.

d. Trade Accounts Receivable Sale Programs

In fiscal year 2010, the Company entered into two separate uncommitted accounts receivable sale agreements with banks which originally allowed the Company and certain of its subsidiaries to elect to sell and the banks to elect to purchase at a discount, on an ongoing basis, up to a maximum of $150.0 million and $75.0 million of specific trade accounts receivable at any one time. The sale programs have been amended to increase the facility limits from $150.0 million to $200.0 million and from $75.0 million to $175.0 million of specific trade accounts receivable at any one time. The programs are accounted for as sales. Net receivables sold under the programs are excluded from trade accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. The $200.0 million and $175.0 million sale programs were amended during the third quarter of fiscal year 2011 and the fourth quarter of fiscal year 2011, respectively, such that the programs no longer have defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days.

The Company continues servicing the receivables in the program. Servicing fees recognized during fiscal years 2011 and 2010 were not material and are included in other expense within the Consolidated Statements of Operations. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.

During fiscal years 2011 and 2010, the Company sold $2.4 billion and $0.3 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $2.4 billion and $0.3 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2011 and 2010 were not material and were recorded to other expense within the Consolidated Statements of Operations.

3. Inventories

Inventories consist of the following (in thousands):

	August 31,
	2011	2010
Raw materials	$1,493,904	$1,509,886
Work in process	451,162	390,069
Finished goods	282,273	194,180

	$2,227,339	$2,094,135

4. Income Taxes

Income tax expense amounted to $98.2 million, $76.5 million, and $160.9 million for fiscal years 2011, 2010 and 2009, respectively (an effective rate of 20.4%, 30.9%, and (16.0)%, respectively). The actual expense differs from the “expected” tax (benefit) expense (computed by applying the U.S. federal corporate tax rate of 35% to income (loss) before income taxes and minority interest) as follows (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Computed “expected” tax expense (benefit)	$168,416	$86,543	$(351,797)
State taxes, net of federal benefit	(4,025)	(1,557)	(7,134)
Federal effect of state net operating losses and tax credits	1,337	215	454
Impact of foreign tax rates	(94,392)	(63,450)	64,637
Permanent impact of non-deductible cost	4,639	9,116	12,214
Income tax credits	(38,707)	(7,863)	39
Changes in tax rates on deferred tax assets and liabilities	10,147	5,020	24,123
Valuation allowance	17,277	19,474	307,938
Non-deductible equity compensation	7,581	9,317	7,501
Impact of intercompany charges	12,658	25,748	19,271
Permanent impact of non-deductible goodwill	—	—	94,562
Other, net	13,298	(6,062)	(10,910)

Provision for income taxes	$98,229	$76,501	$160,898

Effective tax rate	20.4%	30.9%	(16.0)%

The domestic and foreign components of income (loss) before taxes and minority interest were composed of the following for the fiscal years ended August 31 (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
U.S.	$(112,705)	$(115,657)	$(330,043)
Foreign	593,892	362,924	(675,090)

	$481,187	$247,267	$(1,005,133)

The components of income tax expense (benefit) for the fiscal years ended August 31, 2011, 2010 and 2009 were as follows (in thousands):

Fiscal Year Ended August 31,	Current	Deferred	Total
2011: U.S. – Federal	$(8,937)	$4,123	$(4,814)
U.S. – State	1,103	97	1,200
Foreign	102,826	(983)	101,843

	$94,992	$3,237	$98,229

2010: U.S. – Federal	$5,845	$(2,273)	$3,572
U.S. – State	2,040	97	2,137
Foreign	66,285	4,507	70,792

	$74,170	$2,331	$76,501

2009: U.S. – Federal	$(1,439)	$71,438	$69,999
U.S. – State	453	14,310	14,763
Foreign	59,509	16,627	76,136

	$58,523	$102,375	$160,898

The Company has been granted tax incentives for its Brazilian, Chinese, Hungarian, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The material tax incentives expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2011, 2010 and 2009, resulting in a tax benefit of approximately $59.0 million ($0.28 per basic share), $48.3 million ($0.23 per basic share) and $25.7 million ($0.12 per basic share), respectively. As of August 31, 2011, the Company has a foreign investment tax credit of $10.7 million that expires in 2017 and is based on the deferral method.

As of August 31, 2011, the Company has a $3.3 million deferred tax liability related to withholding taxes on an anticipated repatriation of approximately $33.0 million between foreign subsidiaries. The Company does not anticipate any U.S. income taxes on the earnings repatriation. This anticipated repatriation of earnings between foreign subsidiaries does not change the Company’s intentions to indefinitely reinvest the remaining income from its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $1.3 billion as of August 31, 2011. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Fiscal Year Ended August 31,
	2011	2010

Deferred tax assets:
Net operating loss carry forward	$269,686	$193,865
Receivables	5,584	8,265
Inventories	5,798	2,743
Compensated absences	6,566	6,463
Accrued expenses	24,858	34,269
Property, plant and equipment, principally due to differences in depreciation and amortization	12,932	21,765
U.S. foreign tax credits	10,394	9,737
Foreign jurisdiction tax credits	20,044	—
Equity compensation – U.S.	60,634	60,394
Equity compensation – Foreign	8,187	6,884
Cash flow hedges	10,165	11,713
Intangible assets	101,783	88,608

	Fiscal Year Ended August 31,
	2011	2010
Other	17,884	15,196

Total gross deferred tax assets	554,515	459,902
Less valuation allowance	(469,067)	(375,301)

Net deferred tax assets	$85,448	$84,601

Deferred tax liabilities:
Other	15,665	12,853

Deferred tax liabilities	$15,665	$12,853

Net current deferred tax assets were $10.6 million and $18.1 million at August 31, 2011 and 2010, respectively, and the net non-current deferred tax assets were $59.2 million and $53.6 million at August 31, 2011 and 2010, respectively.

The net change in the total valuation allowance for the fiscal years ended August 31, 2011 and 2010 was $93.8 million and $(58.5) million, respectively. In addition, at August 31, 2011, the Company had federal, state and foreign income tax net operating loss carry forwards of approximately $332.4 million, $28.7 million, and $639.9 million, respectively, which are available to reduce future taxes, if any. These net operating loss carry forwards expire through the year 2031. The Company has U.S. state tax credits and U.S. foreign tax credits of $0.7 million and $10.4 million, respectively, for state and federal carry forwards, which are available to reduce future taxes, if any. The U.S. state tax credits expire through the year 2017. Of the U.S. foreign tax credits, $4.1 million expire through 2021, and the years of expiration for the remaining $6.3 million cannot yet be determined.

Based on the Company’s historical operating income (loss), projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded.

At August 31, 2011, the Company had $84.9 million in unrecognized tax benefits, the recognition of which would have an effect of $68.9 million on the effective tax rate. At August 31, 2010, the Company had $78.1 million in unrecognized tax benefits, the recognition of which would have an effect of $71.5 million on the effective tax rate.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for fiscal years 2011 and 2010 are as follows (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Beginning balance	$78,140	$79,576	$75,178
Additions for tax positions of prior years	2,979	4,931	11,201
Reductions for tax positions of prior years	(12,631)	(11,669)	(10,729)
Additions for tax positions related to current year	18,431	18,249	11,936
Additions for tax positions related to acquired entities	3,648	—	368
Cash settlements	(1,667)	(3,103)	(258)
Reductions from lapses in statutes of limitations	(2,840)	(4,184)	(1,609)
Reductions from settlements with taxing authorities	(5,349)	(4,450)	(6,421)
Foreign exchange rate adjustment	4,231	(1,210)	(90)

Ending balance	$84,942	$78,140	79,576

Included in the balance of unrecognized tax benefits at August 31, 2011 and August 31, 2010 is $9.4 million and $4.6 million, respectively, for which it is reasonably possible that the amounts could significantly change during the next 12 months. These amounts at August 31, 2011 and August 31, 2010, primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income, and include $5.0 million and $0.5 million, respectively, in possible cash payments, and $4.4 million and $4.1 million, respectively, related to the settlement of audits not involving cash payments and the expiration of applicable statutes of limitation.

The Company records the liability for the unrecognized tax benefits as a long term income tax liability on the Consolidated Balance Sheets unless cash settlement is expected in the next 12 months.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $23.7 million and $18.5 million at August 31, 2011 and August 31, 2010, respectively. The Company recognized interest and penalties of approximately $5.2 million, $0.9 million and $(1.6) million during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

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

The Company disagrees with the proposed adjustments and is vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Consolidated Balance Sheets for the fiscal year ended August 31, 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2011	2010
Land and improvements	$104,471	$98,826
Buildings	612,625	571,887
Leasehold improvements	188,231	124,509
Machinery and equipment	1,567,423	1,365,450
Furniture, fixtures and office equipment	99,287	93,049
Computer hardware and software	409,366	355,641
Transportation equipment	21,088	8,244
Construction in progress	2,325	593

	3,004,816	2,618,199
Less accumulated depreciation and amortization	1,363,481	1,166,807

	$1,641,335	$1,451,392

Depreciation expense of approximately $297.1 million, $257.4 million, and $261.0 million was recorded for fiscal years 2011, 2010 and 2009, respectively.

During fiscal year 2011, the Company capitalized approximately $14.4 thousand in interest related to constructed facilities. During fiscal year 2010, the Company did not capitalize any interest related to constructed facilities. During fiscal year 2009, the Company capitalized approximately $22.0 thousand in interest related to constructed facilities.

Maintenance and repair expense was approximately $113.9 million, $81.8 million, and $70.8 million for fiscal years 2011, 2010 and 2009, respectively.

6. Goodwill and Other Intangible Assets

The Company performs a goodwill impairment analysis using the two-step method on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of loss, if any.

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2011 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples.

On September 1, 2010, the Company reorganized its business into the following three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). In doing so, the Company reassigned its goodwill to the new reporting units and was required to perform an interim goodwill impairment test based on these new reporting units. Based on this interim goodwill impairment test, the Company determined that the fair values of its new reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the interim impairment test.

Based upon a combination of factors, including a significant and sustained decline in the Company’s market capitalization below the Company’s carrying value, the deteriorating macro-economic environment, which resulted in a significant decline in customer demand, and the illiquidity in the overall credit markets, the Company concluded that sufficient indicators of impairment existed and accordingly performed an interim goodwill impairment analysis, during the first quarter and again in the second quarter of fiscal year 2009. As a result of those analyses, the Company determined that the goodwill related to the Company’s former Consumer and Electronic Manufacturing Services (“EMS”) reporting units were fully impaired and recorded a non-cash goodwill impairment charge of approximately $1.0 billion during the 12 months ended August 31, 2009. After recognition of the non-cash goodwill impairment charge, no goodwill remained with either the Consumer or EMS reporting units.

The following tables present the changes in goodwill allocated to the Company’s reportable segments during the years ended August 31, 2011 and 2010 (in thousands):

	August 31, 2010				August 31, 2011
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$583,423	$(558,768)	$—	$595	$584,018	$(558,768)	$25,250
E&I	335,584	(331,784)	6,311	838	342,733	(331,784)	10,949
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,051,276	$(1,022,821)	$6,311	$1,433	$1,059,020	$(1,022,821)	$36,199

	August 31, 2009				August 31, 2010
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$583,888	$(558,768)	$—	$(465)	$583,423	$(558,768)	$24,655
E&I	331,784	(331,784)	3,800	—	335,584	(331,784)	3,800
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,047,941	$(1,022,821)	$3,800	$(465)	$1,051,276	$(1,022,821)	$28,455

Intangible assets consist primarily of contractual agreements and customer relationships, which are being amortized on a straight-line basis over periods of up to 10 years, intellectual property which is being amortized on a straight-line basis over a period of up to five years and a trade name which has an indefinite life. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2011 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2011 and August 31, 2010 (in thousands):

August 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$85,131	$(53,365)	$31,766
Intellectual property	79,550	(75,102)	4,448
Trade names	52,892	—	52,892

Total	$217,573	$(128,467)	$89,106

August 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$83,746	$(43,698)	$40,048
Intellectual property	85,166	(68,989)	16,177
Trade names	47,888	—	47,888

Total	$216,800	$(112,687)	$104,113

The weighted-average amortization period for aggregate net intangible assets at August 31, 2011 is 7.6 years, which includes a weighted-average amortization period of 9.5 years for net contractual agreements and customer relationships and a weighted-average amortization period of 5.0 years for net intellectual property.

Intangible asset amortization for fiscal years 2011, 2010 and 2009 was approximately $22.1 million, $25.9 million, and $31.0 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2012	$13,390
2013	8,889
2014	7,674
2015	4,750
2016	1,511

Total	$36,214

7. Notes Payable and Long-Term Debt

Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2011 and 2010 are summarized below (in thousands).

	August 31, 2011	August 31, 2010
7.750% Senior Notes due 2016 (a)	$303,501	$301,782
8.250% Senior Notes due 2018 (b)	397,521	397,140
5.625% Senior Notes due 2020 (c)	400,000	—
Borrowings under credit facilities (d)	72,100	73,750
Borrowings under loans (e)	2,060	342,380
Securitization program obligations (f)	—	71,436
Miscellaneous borrowings	2	8
Fair value adjustment (g)	11,570	—

Total notes payable and long-term debt	1,186,754	$1,186,496

	August 31, 2011	August 31, 2010
Less current installments of notes payable and long-term debt	74,160	167,566

Notes payable and long-term debt, less current installments	$1,112,594	$1,018,930

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes and $400.0 million of 5.625% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $347.1 million, $453.0 million and $388.0 million, respectively, at August 31, 2011. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	During the fourth quarter of fiscal year 2009, the Company issued $312.0 million of seven-year, publicly-registered 7.750% notes (the “7.750% Senior Notes”) at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. The 7.750% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring its repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”
(b)	During the second and third quarters of fiscal year 2008, the Company issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, the Company completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for registered 8.250% Notes (collectively the “8.250% Senior Notes”) that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

The Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring its repurchase of the 8.250% Senior Notes upon a “change of control repurchase event.”

(c)	During the first quarter of fiscal year 2011, the Company issued $400.0 million of ten-year publicly registered 5.625% notes (the “5.625% Senior Notes”) at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the credit facility dated as of July 19, 2007 (the “Old Credit Facility”) and partially repay amounts outstanding under the Company’s foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020 and pay interest semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring its repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”
(d)	As of August 31, 2011, three of the Company’s foreign subsidiaries have entered into credit facilities to finance their future growth and any corresponding working capital needs. The credit facilities are denominated in U.S. dollars. The credit facilities incur interest at fixed and variable rates ranging from 2.3% to 3.6%.

(e)	During the second quarter of fiscal year 2011, the Company amended and restated the five-year Old Credit Facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit in the amount of $1.0 billion, subject to potential uncommitted increases up to $1.3 billion, and expires on December 7, 2015. Some or all of the lenders under the Amended and Restated Credit Facility and their affiliates have various other relationships with the Company and its subsidiaries involving the provision of financial services, including cash management, loans, letter of credit and bank guarantee facilities, investment banking and trust services. The Company, along with some of its subsidiaries, has entered into foreign exchange contracts and other derivative arrangements with certain of the lenders and their affiliates. In addition, many if not most of the agents and lenders under the Amended and Restated Credit Facility held positions as agent and/or lender under the Company’s Old Credit Facility. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.40% to 1.50% above the base rate or 1.40% to 2.50% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted London Interbank Offered Rate for the applicable interest period, each as more fully described in this credit agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the credit agreement) to (b) Consolidated EBITDA (as defined in the credit agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the credit agreement) and loss on sale of trade accounts receivables pursuant to any of the Company’s, or its subsidiaries, securitization programs. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2011, the Company borrowed and repaid $6.7 billion against the Old Credit Facility and the Amended and Restated Credit Facility under multiple draws. In addition, during the fourth quarter of fiscal year 2011, the Company borrowed and repaid $1.7 billion against the Amended and Restated Credit Facility under multiple draws. These borrowings were repaid in full during the fourth quarter of fiscal year 2011. A draw in the amount of $400.0 million was made under the term portion of the Old Credit Facility during the fourth quarter of fiscal year 2007, and the outstanding balance was repaid in full during the first quarter of fiscal year 2011.

In addition to the loans described above, at August 31, 2011, the Company has loans outstanding to fund working capital needs. These additional loans total approximately $2.1 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on the Consolidated Balance Sheets.

(f)	In the third quarter of fiscal year 2011, the Company amended the foreign asset-backed securitization program. Prior to execution of the amendment, the Company recognized interest expense of approximately $0.9 million during fiscal year 2011 associated with the secured borrowings. As a result of the amendment, the accounts receivable transferred under this program qualify for sale treatment and as such are no longer accounted for as secured borrowing.

The program was accounted for as a secured borrowing in fiscal year 2010. At August 31, 2010, the Company had $71.4 million of debt outstanding under the program. In addition, the Company incurred interest expense of $2.1 million and $3.9 million recorded within the Consolidated Statements of Operations during fiscal years 2010 and 2009, respectively.

(g)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 12 – “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements.

Debt maturities as of August 31, 2011 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2012	$74,160
2013	—
2014	—
2015	—
2016	303,503
Thereafter	797,521

Total(1)	$1,175,184

(1)	The above table excludes an $11.6 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.

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

There is no domestic pension or post-retirement benefit plan maintained by the Company.

The Company is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans described above for fiscal years 2011 and 2010 (in thousands):

	Pension Benefits
	2011	2010
Beginning projected benefit obligation	$133,683	$129,603
Service cost	1,494	1,389
Interest cost	5,715	5,681
Actuarial (gain) loss	(5,502)	12,791
Curtailment gain	(597)	—
Total benefits paid	(4,236)	(4,410)
Plan participant contribution	69	66
Amendments	—	242
Acquisitions/disposals	2,073	(6,149)
Effect of conversion to U.S. dollars	5,175	(5,530)

Ending projected benefit obligation	$137,874	$133,683

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans for fiscal years 2011 and 2010 were as follows:

	Pension Benefits
	2011	2010
Discount rate	4.9%	4.1%
Rate of compensation increases	4.2%	3.9%

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

b. Plan Assets

The Company has adopted an investment policy for a majority of plan assets which was set by plan trustees who have the responsibility for making investment decisions related to the plan assets. The plan trustees oversee the investment allocation, including selecting professional investment managers and setting strategic targets. The investment objectives for the assets are (1) to acquire suitable assets that hold the appropriate liquidity in order to generate income and capital growth that, along with new contributions, will meet the cost of current and future benefits under the plan, (2) to limit the risk of the plan assets from failing to meet the plan liabilities over the long-term and (3) to minimize the long-term costs under the plan by maximizing the return on the plan assets.

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plan does not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2012.

The fair values of the plan assets held by the Company by asset category for fiscal years 2011 and 2010 are as follows (in thousands):

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2011	Asset Allocation	Level 1	Level 2	Level 3
Asset Category

Cash and cash equivalents	$4,267	4%	$4,267	$—	—

Equity Securities:
U.K. equity securities(a)	12,130	12%	—	12,130	—
Global equity securities(b)	11,933	12%	—	11,933	—

Debt Securities:
U.K. government bonds(c)	32,125	32%	—	32,125	—
U.K. corporate bonds(c)	27,146	28%	—	27,146	—

Insurance Contracts:
Insurance contracts(d)	11,636	12%	—	—	11,636

Fair value of plan assets	$99,237	100%	$4,267	$83,334	$11,636

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2010	Asset Allocation	Level 1	Level 2	Level 3
Asset Category

Cash and cash equivalents	$3,663	5%	$3,663	$—	$—

Equity Securities:
U.K. equity securities(a)	10,671	12%	—	$10,671	—

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2010	Asset Allocation	Level 1	Level 2	Level 3
Global equity securities(b)	10,400	12%	—	10,400	—

Debt Securities:
U.K. government bonds(c)	28,258	33%	—	28,258	—
U.K. corporate bonds(c)	25,695	30%	—	25,695	—

Insurance Contracts:
Insurance contracts(d)	6,884	8%	—	—	6,884

Fair value of plan assets	$85,571	100%	$3,663	$75,024	$6,884

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

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates for fiscal years 2011 and 2010 (in thousands):

	Pension Benefits
	2011	2010
Beginning fair value of plan assets	$85,571	$81,494
Actual return on plan assets	8,209	8,208
Employer contributions	3,754	4,303
Benefits paid from plan assets	(3,536)	(3,439)
Plan participants’ contributions	69	66
Effect of conversion to U.S. dollars	5,170	(5,061)

Ending fair value of plan assets	$99,237	$85,571

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets for fiscal years 2011 and 2010 (in thousands):

	Pension Benefits
	August 31, 2011	August 31, 2010
Funded Status
Ending fair value of plan assets	$99,237	$85,571
Ending projected benefit obligation	(137,874)	(133,683)

Under or unfunded status	$(38,637)	$(48,112)

	Pension Benefits
	August 31, 2011	August 31, 2010
Consolidated Balance Sheet Information
Accrued benefit liability, current	$(95)	$(598)
Accrued benefit liability, noncurrent	(38,542)	(47,514)

Net liability recorded at August 31	$(38,637)	$(48,112)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$25,534	$32,908
Prior service cost	(173)	(179)

Accumulated other comprehensive loss, before taxes	$25,361	$32,729

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2012 (in thousands):

Pension Benefits
Recognized net actuarial loss	$1,259
Amortization of prior service cost	(28)

Total	$1,231

The accumulated benefit obligation for all defined benefit pension plans was $126.3 million and $121.6 million at August 31, 2011 and 2010, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets for fiscal years 2011 and 2010 (in thousands):

	August 31,
	2011	2010
Projected benefit obligation	$137,874	$133,683
Accumulated benefit obligation	126,310	121,564
Fair value of plan assets	99,237	85,571

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years 2011, 2010 and 2009 (in thousands):

	Pension Benefits
	2011	2010	2009
Service cost	$1,494	$1,389	$1,759
Interest cost	5,715	5,681	6,779
Expected long-term return on plan assets	(4,474)	(4,270)	(4,731)
Recognized actuarial loss	2,073	1,303	874
Net curtailment gain	(1,903)	—	(4,608)
Amortization of prior service cost	(27)	(115)	(39)

Net periodic benefit cost	$2,878	$3,988	$34

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years 2011, 2010 and 2009 were as follows:

	Pension Benefits
	2011	2010	2009
Discount rate	4.9%	4.1%	5.7%
Expected long-term return on plan assets	4.2%	4.0%	4.9%
Rate of compensation increase	4.2%	3.9%	4.5%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Cash Flows

The Company expects to make cash contributions of between $3.5 million and $3.9 million to its funded pension plans during fiscal year 2012.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits
2012	$3,915
2013	$4,294
2014	$4,590
2015	$4,698
2016	$5,172
Years 2017 through 2021	$36,048

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $23.1 million, $22.9 million, and $20.5 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

9. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2011 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2012	$56,271
2013	38,472
2014	27,827
2015	22,197
2016	16,135
Thereafter	41,459

Total minimum lease payments	$202,361

Total operating lease expense was approximately $61.7 million, $50.7 million, and $59.7 million for fiscal years 2011, 2010 and 2009, respectively.

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

Amount
Balance at August 31, 2008	$9,877
Accruals for warranties during the year	9,017
Settlements made during the year	(4,614)

Balance at August 31, 2009	$14,280
Accruals for warranties during the year	3,112

Amount
Settlements made during the year	(6,564)

Balance at August 31, 2010	$10,828
Accruals for warranties during the year	6,909
Warranty liabilities acquired	3,986
Settlements made during the year	(8,209)

Balance at August 31, 2011	$13,514

c. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Stockholders’ Equity

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

A new ESPP (the “2011 ESPP”) was adopted by the Company’s Board of Directors during the first quarter of fiscal year 2011 and approved by the shareholders during the second quarter of fiscal year 2011 with 6,000,000 shares authorized for issuance. The offering period beginning July 1, 2011 is the first offering period shares are issued under the 2011 ESPP. The Company also adopted a tax advantaged sub-plan under the 2011 ESPP for its Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2011 ESPP. The previous ESPP (the “2002 ESPP”) was adopted by the Company’s Board of Directors during the first quarter of fiscal year 2002 and approved by the shareholders during the second quarter of fiscal year 2002. Initially there were 2,000,000 shares reserved under the 2002 ESPP. An additional 2,000,000 shares and 3,000,000 shares were authorized for issuance under the 2002 ESPP and approved by stockholders during the second quarter of fiscal years 2006 and 2009, respectively. The offering period ending June 30, 2011 was the final offering period shares were issued under the 2002 ESPP.

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

There were no Options granted during fiscal year 2011. The weighted-average grant-date fair value per share of Options granted during fiscal years 2010 and 2009 was $6.36 and $3.52, respectively. The total intrinsic value of Options exercised during fiscal years 2011, 2010 and 2009 was $7.5 million, $0.3 million and $3.6 thousand, respectively. As of August 31, 2011, there was $0.8 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Options vested during fiscal years 2011, 2010 and 2009 was $7.5 million, $17.6 million and $24.9 million, respectively.

Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2011	2010	2009
Expected dividend yield	*	1.9%	3.6%
Risk-free interest rate	*	0.1% to 3.4%	0% to 3.6%
Expected volatility	*	60.2%	67.3%
Expected life	*	5.6 years	5.8 years

*	The Company did not grant Options during fiscal year 2011.

The following table summarizes option activity from September 1, 2010 through August 31, 2011:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2010	10,480,001	13,154,272	$95	$24.10	4.09

Shares no longer available for grant due to terminated 2002 Stock Plan	(5,896,748)
Options authorized	8,850,000	—
Options expired	(829,611)	—		$31.62
Options cancelled	1,243,764	(1,243,764)		$25.56
Restricted stock awards(1)	(4,682,981)	—
Options exercised	—	(1,437,475)		$14.45

Balance at August 31, 2011	9,164,425	10,473,033	$4,029	$24.76	3.70

Exercisable at August 31, 2011		10,345,387	$3,832	$24.85	3.70

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

b. Restricted Stock Awards

Certain key employees have been granted time-based, performance-based, and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities from 0% to 200%, depending on the level of achievement of the specified performance condition. The market-based restricted awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (“S&P”).

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

At August 31, 2011, there was $63.4 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Plan and 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes restricted stock activity from August 31, 2010 through August 31, 2011:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2010	12,189,271	$13.13

Changes during the period
Shares granted(1)	6,176,068	$14.29
Shares vested	(2,774,974)	$16.89
Shares forfeited	(1,493,087)	$13.05

Non-vested balance at August 31, 2011	14,097,278	$12.91

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

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

The maximum number of shares that a participant may purchase in an offering period is determined in June and December. As such, there were 824,913, 1,127,017 and 1,248,314 shares purchased under the ESPP during fiscal years 2011, 2010 and 2009, respectively. At August 31, 2011, a total of 6,616,632 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2011	2010	2009
Expected dividend yield	0.9%	1.5%	1.5%
Risk-free interest rate	0.2%	0.3%	1.1%
Expected volatility	47.3%	79.7%	74.6%
Expected life	0.5 years	0.5 years	0.5 years

d. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during fiscal years 2011 and 2010:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared		Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)
Fiscal year 2011:	October 21, 2010	$0.07	$15,563		November 15, 2010	December 1, 2010
	January 19, 2011	$0.07	$15,634		February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647		May 16, 2011	June 1, 2011
	July 21, 2011	$0.07	$15,233		August 15, 2011	September 1, 2011

Fiscal year 2010:	October 22, 2009	$0.07	$15,186	(1)	November 16, 2009	December 1, 2009
	January 22, 2010	$0.07	$15,238		February 16, 2010	March 1, 2010
	April 14, 2010	$0.07	$15,221		May 17, 2010	June 1, 2010
	July 22, 2010	$0.07	$15,247		August 16, 2010	September 1, 2010

(1)

Of the $15.2 million in total dividends declared during the first quarter of fiscal year 2010, $14.4 million was paid out of additional paid-in capital (which represents the amount of dividends declared in excess of the Company’s retained earnings balance as of the date that the dividend was declared).

11. Concentration of Risk and Segment Data

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2011, the Company’s five largest customers accounted for approximately 47% of its net revenue and 52 customers accounted for approximately 90% of its net revenue. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable August 31,
	2011	2010	2009	2011	2010
Cisco Systems, Inc.	13%	15%	13%	*	*
Research in Motion Limited	15%	15%	12%	10%	*

*	Amount was less than 10% of total

Sales to the above customers were reported in the DMS, E&I and HVS operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. Management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer (collectively, the chief operating decision maker) evaluates performance and allocates resources on a segment basis. Prior to the first quarter of fiscal year 2011, the Company managed its business based on three segments, Electronic Manufacturing Services, Consumer and Aftermarket Services. On September 1, 2010, the Company reorganized its reporting structure to align with the chief operating decision maker’s management of resource allocation and performance assessment. Accordingly, the Company’s operating segments now consist of three segments – DMS, E&I and HVS. All prior period disclosures below have been restated to reflect this change.

The DMS segment is composed of dedicated resources to manage higher complexity global products in regulated industries and bring materials and process technologies including design and aftermarket services to global customers. The E&I and HVS segments offer integrated global supply chain solutions designed to provide cost effective solutions for customers. The E&I segment is focused on customers primarily in the computing, storage, networking and telecommunication sectors. The HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense, amortization of intangibles, restructuring and impairment charges, goodwill impairment charges, settlement of receivables and related charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, distressed customer charges, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as trade accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
Net revenue
DMS	$6,018,332	$4,223,955	$3,358,130
E&I	5,180,011	4,407,013	4,006,672
HVS	5,320,484	4,778,443	4,319,736

	$16,518,827	$13,409,411	$11,684,538

	2011	2010	2009
Segment income and reconciliation of income (loss) before income tax
DMS	$389,188	$248,967	$129,066
E&I	199,731	186,335	94,936
HVS	126,275	55,628	22,833

Total segment income	$715,194	$490,930	$246,835
Reconciling items:
Stock-based compensation expense	(76,230)	(104,609)	(44,026)
Amortization of intangibles	(22,051)	(25,934)	(31,039)
Restructuring and impairment charges	(628)	(8,217)	(51,894)
Goodwill impairment charges	—	—	(1,022,821)
Settlement of receivables and related charges	(13,607)	—	—
Loss on disposal of subsidiaries	(23,944)	(24,604)	—
Other expense	(2,986)	(4,087)	(20,111)
Interest income	3,132	2,956	7,426
Interest expense	(97,693)	(79,168)	(82,247)
Distressed customer charges	—	—	(7,256)

Income (loss) before income tax	$481,187	$247,267	$(1,005,133)

	August 31,
	2011	2010
Total assets
DMS	$2,417,256	$2,194,998
E&I	1,194,774	1,033,910
HVS	1,232,378	1,469,476
Other non-allocated assets	2,213,532	1,669,363

	$7,057,940	$6,367,747

The Company operates in 25 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2011	2010	2009
External net revenue:
Mexico	$3,876,239	$3,438,436	$2,704,681
China	3,343,669	2,410,590	2,444,307
U.S.	2,314,098	2,049,700	1,887,773
Hungary	1,794,869	1,230,788	1,005,144
Malaysia	1,167,594	1,164,255	814,425
Singapore	938,381	122,280	13,816
Brazil	710,863	609,198	510,071
Other	2,373,114	2,384,164	2,304,321

	$16,518,827	$13,409,411	$11,684,538

	August 31,
	2011	2010	2009
Long-lived assets:
China	$574,583	$483,181	$413,064
U.S.	266,171	255,108	252,574
Mexico	198,868	212,409	247,605
Poland	117,090	98,395	91,188
Taiwan	116,121	110,237	133,395
Malaysia	114,819	102,700	101,246
Singapore	98,569	74,538	1,083
Hungary	89,995	90,091	80,618
Other	190,424	157,301	213,244

	$1,766,640	$1,583,960	$1,534,017

Total foreign source net revenue was approximately $14.2 billion, $11.4 billion, and $9.8 billion for fiscal years 2011, 2010 and 2009, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $1.5 billion, $1.3 billion, and $1.3 billion for fiscal years 2011, 2010 and 2009, respectively.

12. Derivative Financial Instruments and Hedging Activities

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, where deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency fluctuation risk and interest rate risk.

All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”), net of tax, and is subsequently reclassified into the line item within the Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized in earnings.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with various commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. A hedging relationship existed that related to certain anticipated foreign currency denominated revenues and expenses, with an aggregate notional amount outstanding of $329.8 million and $67.2 million at August 31, 2011 and 2010, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2011 and July 31, 2012.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2011 and 2010 was $591.6 million and $414.5 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2011, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$6,342	$—	$6,342

Liabilities:
Forward foreign exchange contracts	—	(6,777)	—	(6,777)

Total	$—	$(435)	$—	$(435)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2011 and 2010 (in thousands):

	Fair Values of Derivative Instruments At August 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,825	Other accrued expense	$2,798

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,517	Other accrued expense	$3,979

	Fair Values of Derivative Instruments At August 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$669	Other accrued expense	$1,046

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,814	Other accrued expense	$3,268

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during fiscal years 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$1,021	Revenue	$1,494	Revenue	$398
Forward foreign exchange contracts	$3,937	Cost of revenue	$1,910	Cost of revenue	$(349)
Forward foreign exchange contracts	$(698)	Selling, general and administrative	$49	Selling, general and administrative	$322

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2010	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(10,656)	Revenue	$(10,583)	Revenue	$95
Forward foreign exchange contracts	$8,943	Cost of revenue	$10,232	Cost of revenue	$3,374
Forward foreign exchange contracts	$(33)	Selling, general and administrative	$35	Selling, general and administrative	$51

As of August 31, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $0.6 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during fiscal years 2011 and 2010 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Fiscal Year ended August 31, 2011
Forward foreign exchange contracts	Cost of revenue	$(812)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Fiscal Year ended August 31, 2010
Forward foreign exchange contracts	Cost of revenue	$15,967

b. Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Fair Value Hedges

During the second quarter of fiscal year 2011, the Company entered into a series of interest rate swaps with an aggregate notional amount of $200.0 million designated as fair value hedges of a portion of the Company’s 7.750% Senior Notes. Under these interest rate swaps, the Company received fixed rate interest payments and paid interest at a variable rate based on LIBOR plus a spread. The effect of these swaps was to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps were recorded to interest expense and offset changes in the fair value of the hedged portion of the underlying 7.750% Senior Notes.

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The effective interest rate for the 7.750% Senior Notes includes the interest on the notes, the amortization of the hedge accounting adjustment and the accretion of the discount. There were no amounts outstanding at August 31, 2010.

The gains (losses) on the interest rate swaps and the underlying 7.750% Senior Notes recorded to interest expense within the Company’s Consolidated Statement of Operations were as follows (in thousands):

	Gain/(Loss) for the Fiscal Year Ended
	August 31, 2011	August 31, 2010	August 31, 2009
Interest Rate Swaps	$11,570	$—	$—
7.750% Senior Notes	(11,570)	—	—

Cash Flow Hedges

During the fourth quarter of fiscal year 2007, the Company entered into forward interest rate swap transactions to hedge the fixed interest rate payments for an anticipated debt issuance, which was the issuance of the 8.250% Senior Notes. The swaps were accounted for as a cash flow hedge and had a notional amount of $400.0 million. Concurrently with the pricing of the 8.250% Senior Notes, the Company settled the swaps by its payment of $43.1 million. The ineffective portion of the swaps was immediately recorded to interest expense within the Consolidated Statements of Operations. The effective portion of the swaps is recorded on the Company’s Consolidated Balance Sheets as a component of AOCI and is being amortized to interest expense within the Company’s Consolidated Statements of Operations over the life of the 8.250% Senior Notes, which is through March 15, 2018.

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during fiscal years 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(3,950)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2010	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$(13)	Interest expense	$(4,218)	Interest expense	$—

As of August 31, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Accumulated comprehensive loss August 31, 2009	$(18,861)
Changes in fair value of derivative instruments	(1,759)
Adjustment for net losses (gains) realized and included in net income related to derivative instruments	4,534

Accumulated comprehensive loss, August 31, 2010	$(16,086)
Changes in fair value of derivative instruments	4,260
Adjustment for net losses (gains) realized and included in net income related to derivative instruments	654

Accumulated comprehensive loss, August 31, 2011	$(11,172)

13. Loss on Disposal of Subsidiaries

a. Jabil Circuit Automotive, SAS

During the first quarter of fiscal year 2010, the Company sold its subsidiary, Jabil Circuit Automotive, SAS, an automotive electronics manufacturing subsidiary located in Western Europe to an unrelated third party. As a result of this sale, the Company recorded a loss on disposition of $15.7 million during the first quarter of fiscal year 2010, which included transaction-related costs of approximately $4.2 million. These costs are recorded to loss on disposal of subsidiaries within the Consolidated Statements of Operations, which is a component of operating income. Jabil Circuit Automotive had net revenue and an operating loss of $15.5 million and $1.4 million, respectively from the beginning of the 2010 fiscal year through the date of disposition.

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

In connection with this transaction, the Company provided an aggregate $25.0 million working capital loan to the disposed operations and agreed to provide for the aggregate potential reimbursement of up to $10.0 million in restructuring costs dependent upon the occurrence of certain future events. The working capital loan bore interest on a quarterly basis at LIBOR plus 500 basis points and was repayable over approximately 44 months dependent upon the achievement of certain specified quarterly financial results of the disposed operations, which if not met, would result in the forgiveness of all or a portion of the loan. Accordingly, dependent on the occurrence of such future events, the Company could have incurred up to an additional $28.5 million of charges. As a result of this sale, the Company recorded a loss on disposition of $8.9 million during the fourth quarter of fiscal year 2010, which included transaction-related costs of $1.7 million and a charge of $6.5 million in order to record the working capital loan at its respective fair value at August 31, 2010 based upon a discounted cash flow analysis (Level 3). These costs were recorded to loss on disposal of subsidiaries within the Consolidated Statements of Operations during the fourth quarter of fiscal year 2010, which is a component of operating income.

During the second quarter of fiscal year 2011, the Company recorded an additional loss on disposal of subsidiaries of $18.5 million within the Consolidated Statement of Operations to fully write off the remaining balance of the working capital loan as it was deemed no longer collectible by the Company. In addition, the Company recorded a charge of $5.4 million to loss on disposal of subsidiaries within the Consolidated Statement of Operations during the second quarter of fiscal year 2011, as it was determined that a purchase price related receivable that was due from the third party purchaser was no longer collectible. Refer to Note 14 – “Business Acquisitions” for further discussion on the subsequent acquisition of the French and Italian operations.

14. Business Acquisitions

During the second quarter of fiscal year 2011, the Company completed its acquisition of F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. The Competence Sites were former operations of the Company and were previously disposed of during the fourth quarter of fiscal year 2010. Refer to Note 13 – “Loss on Disposal of Subsidiaries” for further discussion of the previous disposition. In order to reestablish viable operations, including the preservation of the Company’s relationship with certain global customers that the Company continued to serve outside of its former French and Italian operations and jobs of former employees, the Company acquired the entities owning the Competence Sites following multiple breaches by the third party purchaser. The acquisition added approximately 1,500 employees to the Company.

In exchange for cash of approximately $0.5 million and certain mutual conditional releases, the Company acquired a 100% equity interest in the Competence Sites. Simultaneously, with this transaction, the Company recorded a settlement of pre-existing receivables and other relationships with a fair value of $22.3 million that were outstanding at the time of acquisition.

During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, the Company recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. This charge is included in settlement of receivables and related charges within the Consolidated Statement of Operations for fiscal year 2011. The fair values of these receivables and other obligations were determined based on the probability evaluation of multiple scenarios under which the Competence Sites could settle these liabilities.

Pursuant to the acquisition method of accounting for business combinations, the Company has recognized acquisition costs and other related charges of $0.9 million to settlement of receivables and related charges within the Consolidated Statement of Operations during the second quarter of fiscal year 2011.

The acquisition of the Competence entities has been accounted for as a business combination using the acquisition method. Assets acquired of $131.4 million and liabilities assumed of $108.6 million were recorded at their estimated fair values as of the acquisition date. The $7.1 million excess of purchase price over the tangible assets and assumed liabilities, based on the exchange rate on the date of acquisition, was recorded as goodwill.

15. New Accounting Guidance

a. Recently Adopted Accounting Guidance:

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

During the fourth quarter of fiscal year 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. This new guidance became effective for the Company on September 1, 2010. This guidance amends previous guidance by eliminating the concept of a qualifying special-purpose entity, creating more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifying other sale-accounting criteria and changing the initial measurement of a transferor’s interest in transferred financial assets. Additionally, the guidance requires extensive new disclosure regarding an entity’s involvement in a transfer of financial assets. As a result of the adoption of this new guidance, the accounts receivable transferred under the asset-backed securitization program, prior to amendment on November 5, 2010, no longer qualified for sale treatment and as such were accounted for as secured borrowings. During the first quarter of fiscal year 2011, the program was amended resulting in the transfers of receivables again being be accounted for as a sale. The amended program allows the Company to regularly sell a designated pool of trade accounts receivable to a wholly-owned subsidiary, which in turn sells 100% of the eligible receivables to conduits, administered by unaffiliated financial institutions. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs.”

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

b. Recently Issued Accounting Guidance

In the second quarter of fiscal year 2011, the FASB issued new accounting guidance which requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period. This accounting guidance is effective for the Company for business combinations that occur during fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

During the third quarter of fiscal year 2011, the FASB issued new accounting guidance to achieve a consistent definition of and common requirements for measurement of and disclosure concerning fair value between U.S. GAAP and International Financial Reporting Standards. This guidance is effective for the Company beginning in the third quarter of fiscal year 2012. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance is effective for the Company beginning in the third quarter of fiscal year 2012. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its Consolidated Financial Statements.

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and interim goodwill impairment tests performed for fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

16. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2011 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

a. Telmar Network Technology, Inc Acquisition

During the fourth quarter of fiscal year 2011, the Company announced that it entered into an agreement to acquire Telmar Network Technology, Inc., a provider of complex reverse logistics, repair services, technical support, and spare parts management solutions for communication network service providers, enterprise and original equipment manufacturers worldwide. Completion of this transaction, which is subject to regulatory clearance and customary conditions, is expected to take place during the first half of fiscal year 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC.

By:	/S/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: October 27, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ WILLIAM D. MOREAN	Chairman of the Board of Directors	October 19, 2011
William D. Morean

By:	/S/ THOMAS A. SANSONE	Vice Chairman of the Board of Directors	October 19, 2011
Thomas A. Sansone

By:	/S/ TIMOTHY L. MAIN	President, Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2011
Timothy L. Main

By:	/S/ FORBES I.J. ALEXANDER	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2011
Forbes I.J. Alexander

By:	/S/ MEL S. LAVITT	Director	October 19, 2011
Mel S. Lavitt

By:	/S/ LAWRENCE J. MURPHY	Director	October 19, 2011
Lawrence J. Murphy

By:	/S/ FRANK A. NEWMAN	Director	October 19, 2011
Frank A. Newman

By:	/S/ STEVEN A. RAYMUND	Director	October 19, 2011
Steven A. Raymund

By:	/s/ David M. Stout	Director	October 19, 2011
David M. Stout

By:	/s/ Martha F. Brooks	Director	October 19, 2011
Martha F. Brooks

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions and adjustments charged to costs and expenses	Additions/(Reductions) charged to other accounts	Write-offs	Balance at end of period
Allowance for uncollectible trade accounts receivable:

Fiscal year ended August 31, 2011	$13,939	$5,179	$(6,428)	$(7,902)	$4,788

Fiscal year ended August 31, 2010	$15,510	$(881)	$—	$(690)	$13,939

Fiscal year ended August 31, 2009	$10,116	$8,450	$—	$(3,056)	$15,510

	Balance at beginning of period	Additions charged to costs and expenses	Additions/(Reductions) charged to other accounts	Reductions charged to costs and expenses	Balance at end of period
Valuation allowance for deferred taxes:

Fiscal year ended August 31, 2011	$375,301	$46,825	$76,489	$(29,548)	$469,067

Fiscal year ended August 31, 2010	$433,781	$31,012	$(77,954)	$(11,538)	$375,301

Fiscal year ended August 31, 2009	$121,008	$308,560	$4,835	$(622)	$433,781

See accompanying report of independent registered certified public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1	—	Registrant’s Certificate of Incorporation, as amended.

3.2(11)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(5)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(12)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.4 (13)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.5 (14)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.6 (20)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.7 (14)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8 (20)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

10.1(3)(4)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.

10.4(3)(6)	—	Jabil 2002 Employment Stock Purchase Plan.

10.5(3)(17)	—	Jabil 2002 Stock Incentive Plan.

10.5a(9)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).

10.5b(9)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).

10.5c(9)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).

10.5d(9)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).

10.5e(15)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).

10.5f (17)	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).

10.5g(17)	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).

10.5h(10)	—	Form of Stock Appreciation Right Agreement (prior form).

10.5i(3)(9)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.5j(3)(7)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10.6(3)(24)	—	Jabil 2011 Employee Stock Purchase Plan.

10.7(3)(23)	—	Jabil 2011 Stock Award and Incentive Plan.

10.7a(25)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

10.7b(25)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

Exhibit No.		Description

10.7c(25)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.7d(25)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.7e(25)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.7f(25)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.7g(25)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

10.8(3)(22)	—	Executive Deferred Compensation Plan.

10.9(21)	—	Amended and Restated Senior Unsecured Five-Year Credit Agreement, dated as of December 7, 2010, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; and The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents.

10.10(19)	—	Underwriting Agreement, dated October 28, 2010, between Jabil Circuit, Inc., J.P. Morgan Securities LLC and the several underwriters listed therein.

16.1(16)	—	Letter from KPMG LLP, dated August 3, 2010, regarding change in independent registered certified public accounting firm.

16.2(18)	—	Letter from KPMG LLP, dated October 21, 2010, regarding change in independent registered public accounting firm.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm.

23.2	—	Consent of Independent Registered Certified Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Indicates management compensatory plan, contract or arrangement.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(5)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed on October 19, 2001.
(6)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.
(7)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(8)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 3, 2010.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 21, 2010.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2010.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed (File No. 001-14063) by the Registrant on November 2, 2010.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2010.
(22)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172443) filed on February 25, 2011.
(23)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172457) filed by the Registrant on February 25, 2011.
(24)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172458) filed by the Registrant on February 25, 2011.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2011.