Form 10-Q
period 2011-11-30
JABIL CIRCUIT INC
filed 2012-01-09
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

As of December 21, 2011, there were 209,521,950 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2011 (Unaudited)	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$861,904	$888,611
Accounts receivable, net of allowance for doubtful accounts of $2,995 at November 30, 2011 and $4,788 at August 31, 2011	1,112,721	1,100,926
Inventories	2,384,555	2,227,339
Prepaid expenses and other current assets	910,333	868,892
Income taxes receivable	28,314	33,855
Deferred income taxes	19,179	15,737

Total current assets	5,317,006	5,135,360
Property, plant and equipment, net of accumulated depreciation of $1,380,963 at November 30, 2011 and $1,363,481 at August 31, 2011	1,628,855	1,641,335
Goodwill	35,688	36,199
Intangible assets, net of accumulated amortization of $129,849 at November 30, 2011 and $128,467 at August 31, 2011	81,366	89,106
Deferred income taxes	66,392	74,989
Other assets	70,067	80,951

Total assets	$7,199,374	$7,057,940

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$83,859	$74,160
Accounts payable	3,098,467	2,885,168
Accrued expenses	795,620	892,391
Income taxes payable	19,534	32,987
Deferred income taxes	1,903	5,182

Total current liabilities	3,999,383	3,889,888
Notes payable and long-term debt, less current installments	1,112,526	1,112,594
Other liabilities	65,476	67,423
Income tax liability	90,736	88,451
Deferred income taxes	15,540	15,761

Total liabilities	5,283,661	5,174,117

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 230,427,378 and 224,653,990 shares issued and 207,612,936 and 203,416,503 shares outstanding at November 30, 2011 and August 31, 2011, respectively	230	225
Additional paid-in capital	1,672,013	1,649,431
Retained earnings	537,287	441,793
Accumulated other comprehensive income	138,872	194,706
Treasury stock at cost, 22,814,442 and 21,237,487 shares at November 30, 2011 and August 31, 2011	(449,903)	(419,035)

Total Jabil Circuit, Inc. stockholders’ equity	1,898,499	1,867,120
Noncontrolling interests	17,214	16,703

Total equity	1,915,713	1,883,823

Total liabilities and equity	$7,199,374	$7,057,940

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2011	November 30, 2010
Net revenue	$4,326,769	$4,082,181
Cost of revenue	3,986,759	3,771,590

Gross profit	340,010	310,591
Operating expenses:
Selling, general and administrative	157,823	142,449
Research and development	6,271	5,741
Amortization of intangibles	5,074	5,969
Restructuring and impairment charges	—	432

Operating income	170,842	156,000
Other expense (income)	2,685	(200)
Interest income	(558)	(850)
Interest expense	25,519	22,162

Income before income tax	143,196	134,888
Income tax expense	29,415	27,477

Net income	113,781	107,411
Net income attributable to noncontrolling interests, net of income tax expense	909	734

Net income attributable to Jabil Circuit, Inc.	$112,872	$106,677

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.55	$0.50

Diluted	$0.54	$0.49

Weighted average shares outstanding:
Basic	205,388	214,395

Diluted	209,937	217,405

Cash dividends declared per common share	$0.08	$0.07

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2011	November 30, 2010
Net income	$113,781	$107,411

Other comprehensive income:

Foreign currency translation adjustment	(55,835)	10,731
Change in fair value of derivative instruments, net of tax	(3,144)	849
Adjustment for net losses realized and included in net income related to derivative instruments, net of tax	3,145	779

Comprehensive income	57,947	119,770
Comprehensive income attributable to noncontrolling interests	909	734

Comprehensive income attributable to Jabil Circuit, Inc.	$57,038	$119,036

Accumulated foreign currency translation adjustments were $172.6 million at November 30, 2011 and $228.4 million at August 31, 2011. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823

Shares issued upon exercise of stock options	222,974	—	3,183	—	—	—	—	3,183
Vesting of restricted stock awards	5,549,866	5	(5)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,576,407)	—	—	—	—	(30,868)	—	(30,868)
Recognition of stock-based compensation	—	—	18,497	—	—	—	—	18,497
Tax benefit of stock awards	—	—	907	—	—	—	—	907
Declared dividends	—	—	—	(17,378)	—	—	—	(17,378)
Comprehensive income	—	—	—	112,872	(55,834)	—	909	57,947
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(398)	(398)

Balance at November 30, 2011	207,612,936	$230	$1,672,013	$537,287	$138,872	$(449,903)	$17,214	$1,915,713

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2011	November 30, 2010
Cash flows from operating activities:
Net income	$113,781	$107,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	85,861	74,950
Recognition of stock-based compensation expense	18,665	19,500
Other, net	(561)	(1,045)
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(29,659)	11,241
Inventories	(173,336)	(150,065)
Prepaid expenses and other current assets	(49,009)	(17,184)
Other assets	6,319	(955)
Accounts payable and accrued expenses	147,107	(139,783)
Income taxes payable	(4,595)	13,202

Net cash provided by (used in) operating activities	114,573	(82,728)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(103,234)	(101,269)
Proceeds from sale of property, plant and equipment	8,148	1,990
Proceeds from disposal of available for sale investments	—	5,800
Cost of receivables acquired, net of cash collections	510	(14,880)

Net cash (used in) investing activities	(94,576)	(108,359)

Cash flows from financing activities:
Payments toward debt agreements	(2,370,864)	(2,233,084)
Borrowings under debt agreements	2,380,710	2,339,058
Dividends paid to stockholders	(15,528)	(15,194)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,183	635
Debt issuance costs	—	(8,942)
Treasury stock minimum tax withholding related to vesting of restricted stock	(30,868)	(9,633)
Excess tax benefit related to stock awards	888	72
Bank overdraft of subsidiary	—	5,322

Net cash (used in) provided by financing activities	(32,479)	78,234

Effect of exchange rate changes on cash and cash equivalents	(14,225)	(1,322)

Net decrease in cash and cash equivalents	(26,707)	(114,175)
Cash and cash equivalents at beginning of period	888,611	744,329

Cash and cash equivalents at end of period	$861,904	$630,154

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2011. Results for the three month period ended November 30, 2011 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2012.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

During the three months ended November 30, 2010, the Company recorded same day debt borrowings and repayments on a net basis within the Condensed Consolidated Statement of Cash Flows. Correcting this error such that debt payments and borrowings are recorded on a gross basis within the Condensed Consolidated Statement of Cash Flows increased the “payments toward debt agreements” and the “borrowings under debt agreements” lines within the Condensed Consolidated Statement of Cash Flows by $0.7 billion for the three months ended November 30, 2010, with no impact on net cash used in financing activities or other components within the Condensed Consolidated Statement of Cash Flows. The Company assessed the materiality of this error and concluded that the previously issued Condensed Consolidated Statement of Cash Flows for the three months ended November 30, 2010 are not materially misstated because, as discussed above, there was no impact on net cash used in financing activities or other components within the Condensed Consolidated Statement of Cash Flows. The revision had no impact on the Company’s previously presented Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets or earnings per share.

2. Earnings Per Share and Dividends

a. Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to Jabil Circuit, Inc. by the weighted average number of common shares and participating securities, to the extent applicable, outstanding during the period. In periods of a net loss, participating securities are not included in the basic loss per share calculation as such participating securities are not contractually obligated to fund losses. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except earnings per share data):

	Three months ended
	November 30, 2011	November 30, 2010
Numerator:
Net income attributable to Jabil Circuit, Inc.	$112,872	$106,677

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	205,388	211,474
Share-based payment awards classified as participating securities	—	2,921

Denominator for basic earnings per share	205,388	214,395

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	395	533
Dilutive unvested restricted stock awards	4,154	2,477

Denominator for diluted earnings per share	209,937	217,405

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.55	$0.50

Diluted	$0.54	$0.49

For the three months ended November 30, 2011 and 2010, options to purchase 3,978,791 and 5,948,410 shares of common stock and 5,182,114 and 5,442,658 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2011 and 2010:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011

Fiscal year 2011:	October 21, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010

3. Inventories

Inventories consist of the following (in thousands):

	November 30, 2011	August 31, 2011
Raw materials	$1,633,758	$1,493,904
Work in process	461,538	451,162
Finished goods	289,259	282,273

	$2,384,555	$2,227,339

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $18.7 million and $19.5 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2011 and 2010, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.4 million and $0.5 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2011 and 2010, respectively.

The following table summarizes stock option and stock appreciation right activity from August 31, 2011 through November 30, 2011:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2011	9,164,425	10,473,033	$4,029	$24.76	3.70
Options cancelled	252,743	(252,743)		$25.95
Options expired	(53,274)			$15.23
Restricted stock awards(1)	(4,972,609)
Options exercised		(227,596)		$14.32

Balance at November 30, 2011	4,391,285	9,992,694	$6,395	$25.03	3.58

Exercisable at November 30, 2011		10,008,534	$6,141	$25.06	3.57

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2011 through November 30, 2011:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2011	14,097,278	$12.91

Changes during the period
Shares granted (1)	5,026,601	$19.30
Shares vested	(5,549,866)	$9.97
Shares forfeited	(53,992)	$13.58

Non-vested balance at November 30, 2011	13,520,021	$16.48

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

During the three months ended November 30, 2011, the Company awarded approximately 1.9 million time-based restricted stock units, which generally vest on a graded vesting schedule over three years, and 2.1 million performance-based restricted stock units, which entitle recipients to shares of the Company’s stock equal to 0% up to 150% of the number of units granted at the end of a three-year vesting period depending on the level of achievement of the specified performance conditions.

At November 30, 2011, there was $114.3 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2011, the Company’s five largest customers accounted for approximately 49% of its net revenue and 52 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

b. Segment Data

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

The Company derives its revenue from providing comprehensive electronics design, production and product management services. Management, including the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer (collectively, the chief operating decision maker) evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of three segments – DMS, E&I and HVS.

The DMS segment is composed of dedicated resources to manage higher complexity global products in regulated industries and bring materials and process technologies including design and aftermarket services to global customers. The E&I and HVS segments offer integrated global supply chain solutions designed to provide cost effective solutions for certain customer groups. The E&I segment is focused on customers primarily in the computing, storage, networking and telecommunication sectors. The HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense and related charges, amortization of intangibles, restructuring and impairment charges, other expense (income), interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30, 2011	November 30, 2010
Net revenue
DMS	$1,810,867	$1,394,644
E&I	1,207,673	1,164,112
HVS	1,308,229	1,523,425

	$4,326,769	$4,082,181

	Three months ended
	November 30, 2011	November 30, 2010
Segment income and reconciliation of income before income tax
DMS	$122,230	$95,276
E&I	22,944	52,087
HVS	49,407	34,538

Total segment income	$194,581	$181,901
Reconciling items:
Stock-based compensation expense and related charges	18,665	19,500
Amortization of intangibles	5,074	5,969
Restructuring and impairment charges	—	432
Other expense (income)	2,685	(200)
Interest income	(558)	(850)
Interest expense	25,519	22,162

Income before income tax	$143,196	$134,888

	November 30, 2011	August 31, 2011
Total assets
DMS	$2,598,275	$2,417,256
E&I	1,213,731	1,194,774
HVS	1,183,051	1,232,378
Other non-allocated assets	2,204,317	2,213,532

	$7,199,374	$7,057,940

The Company operates in 25 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 86.7% and 86.4% of net revenue during the three months ended November 30, 2011 and 2010, respectively.

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding at November 30, 2011 and August 31, 2011, are summarized below (in thousands):

	November 30, 2011	August 31, 2011
7.750% Senior Notes due 2016	$303,931	$303,501
8.250% Senior Notes due 2018	397,617	397,521
5.625% Senior Notes due 2020	400,000	400,000
Borrowings under credit facilities	82,132	72,100
Borrowings under loans	1,728	2,062
Fair value adjustment	10,977	11,570

Total notes payable and long-term debt	1,196,385	1,186,754
Less current installments of notes payable and long-term debt	83,859	74,160

Notes payable and long-term debt, less current installments	$1,112,526	$1,112,594

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes and $400.0 million of 5.625% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $349.4 million, $452.0 million and $400.8 million, respectively, at November 30, 2011. The fair value estimates are based upon observable market data (Level 2 criteria).

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2011 and 2010, were not material. The Company does not record a servicing asset or liability as the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program and its foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions and an unaffiliated financial institution, respectively. The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The Company is deemed the primary beneficiary of the special purpose entity, which is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution, in the foreign asset-backed securitization program as the Company has the power to direct the activities of the entity and has the obligation to absorb the majority of the expected losses or the right to receive the benefits from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $2.1 billion of eligible trade accounts receivable during the three months ended November 30, 2011. In exchange, the Company received cash proceeds of $1.6 billion during the three months ended November 30, 2011, and a net deferred purchase price receivable. At November 30, 2011, the deferred purchase price receivable recorded in connection with the asset-backed securitization programs totaled approximately $497.9 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book value.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.8 million during the three months ended November 30, 2011, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

In connection with the North American asset-backed securitization program, the Company sold $1.5 billion of eligible trade accounts receivable during the three months ended November 30, 2010. In exchange, the Company received cash proceeds of $1.3 billion during the three months ended November 30, 2010, and a net deferred purchase price receivable. At November 30, 2010, the deferred purchase price receivable recorded in connection with the North American asset-backed securitization program totaled approximately $218.8 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book value.

The Company recognized pretax losses on the sales of receivables under the North American asset-backed securitization programs of approximately $0.5 million during the three months ended November 30, 2010, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

Prior to amendments that were effective for the North American asset-backed securitization program during the first quarter of fiscal year 2011 and for the foreign asset-backed securitization program during the third quarter of fiscal year 2011, the asset-backed securitization programs were accounted for as secured borrowings. Accordingly, the Company incurred interest expense of $0.8 million in the Condensed Consolidated Statements of Operations during the three months ended November 30, 2010 in connection with the asset-backed securitization programs. In addition, at November 30, 2010, the Company had $82.8 million of secured borrowings outstanding under the foreign asset-backed securitization program.

b. Trade Accounts Receivable Factoring Agreement

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

The Company sold $21.4 million and $18.5 million of trade accounts receivable during the three months ended November 30, 2011 and 2010, respectively. In exchange, the Company received cash proceeds of $21.4 million and $18.5 million during the three months ended November 30, 2011 and 2010, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months ended November 30, 2011 and 2010 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with three separate uncommitted trade accounts receivable sale agreements with banks, the third of which was entered into during the first quarter of fiscal year 2012, the Company may elect to sell and the banks may elect to purchase at a discount, on an ongoing basis, up to a maximum of $200.0 million, $250.0 million and $50.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million and $250.0 million uncommitted trade accounts receivable sale agreements have no defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days. The $50.0 million uncommitted trade accounts receivable sale agreement will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months ended November 30, 2011 and 2010, the Company sold $0.5 billion and $0.4 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $0.5 billion and $0.4 billion during the three months ended November 30, 2011 and 2010, respectively. The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2011 and 2010 were not material.

8. Postretirement and Other Employee Benefits

The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom and (b) primarily unfunded retirement plans mainly in Austria, France, Germany, Japan, The Netherlands, Poland, and Taiwan and which provide benefits based upon years of service and compensation at retirement.

The following table provides information about net periodic benefit cost for the pension plans during the three months ended November 30, 2011 and 2010 (in thousands):

	Three months ended
	November 30, 2011	November 30, 2010
Service cost	$317	$378
Interest cost	1,655	1,406
Expected long-term return on plan assets	(1,239)	(1,096)
Amortization of prior service cost	(7)	(6)
Recognized actuarial loss	304	500

Net periodic benefit cost	$1,030	$1,182

During the three months ended November 30, 2011, the Company made contributions of approximately $1.2 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $3.4 million and $4.0 million to its funded pension plans during fiscal year 2012.

9. Commitments and Contingencies

a. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

b. Income Tax Examination

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

The Company disagrees with the proposed adjustments and is vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Accordingly, the Company did not record any significant additional tax liabilities related to this RAR on the Condensed Consolidated Balance Sheets as of November 30, 2011. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

10. Derivative Financial Instruments and Hedging Activities

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company’s financial performance and are referred to as market risks. The Company, where deemed appropriate, uses derivatives as risk management tools to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency fluctuation risk and interest rate risk.

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

For a derivative instrument designated as an accounting hedge, the Company formally documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally performs an assessment, both at inception and at least quarterly thereafter, to determine whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows on the related underlying exposures.

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $255.7 million and $43.5 million at November 30, 2011 and 2010, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2011 and September 30, 2012.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2011 and 2010 was $779.5 million and $420.0 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2011, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$5,966	$—	$5,966

Liabilities:
Forward foreign exchange contracts	—	(10,284)	—	(10,284)

Total	$—	$(4,318)	$—	$(4,318)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2011 and 2010 (in thousands):

	Fair Values of Derivative Instruments At November 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$358	Other accrued expense	$3,613

	Fair Values of Derivative Instruments At November 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$5,608	Other accrued expense	$6,671

	Fair Values of Derivative Instruments At November 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$645	Other accrued expense	$636

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$9,541	Other accrued expense	$5,964

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the three months ended November 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$1,769	Revenue	$1,165	Revenue	$(53)
Forward foreign exchange contracts	$(2,598)	Cost of revenue	$(1,175)	Cost of revenue	$(1,395)
Forward foreign exchange contracts	$(2,315)	Selling, general and administrative	$(2,147)	Selling, general and administrative	$83

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2010	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$31	Revenue	$364	Revenue	$(107)
Forward foreign exchange contracts	$876	Cost of revenue	$(131)	Cost of revenue	$(162)
Forward foreign exchange contracts	$(58)	Selling, general and administrative	$(24)	Selling, general and administrative	$(13)

As of November 30, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $1.6 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the three months ended November 30, 2011 and 2010 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Three Months Ended November 30, 2011
Forward foreign exchange contracts	Cost of revenue	$2,972

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Three Months Ended November 30, 2010
Forward foreign exchange contracts	Cost of revenue	$5,716

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At November 30, 2011, the hedge accounting adjustment recorded is $11.0 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the three months ended November 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2010	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—

As of November 30, 2011, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Three months ended November 30, 2010
Accumulated comprehensive loss, August 31, 2010	$(16,086)
Changes in fair value of derivative instruments	849
Adjustment for net losses realized and included in net income related to derivative instruments	779

Accumulated comprehensive loss, November 30, 2010	$(14,458)

Three months ended November 30, 2011
Accumulated comprehensive loss, August 31, 2011	$(11,172)
Changes in fair value of derivative instruments	(3,144)
Adjustment for net losses realized and included in net income related to derivative instruments	3,145

Accumulated comprehensive loss, November 30, 2011	$(11,171)

11. New Accounting Guidance

In the second quarter of fiscal year 2011, the FASB issued new accounting guidance which requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period. This accounting guidance is effective for the Company for business combinations that occur during fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance is effective for the Company beginning in the third quarter of fiscal year 2012. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its Condensed Consolidated Financial Statements.

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and interim goodwill impairment tests performed for fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

12. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2012 Form 10-Q. No significant events, other than those disclosed below, occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

Telmar Network Technology, Inc. Acquisition

In the fourth quarter of fiscal year 2011, the Company entered into a merger agreement with THC Holdings, Inc., which wholly owns Telmar Network Technology, Inc. (“Telmar”), a provider of complex reverse logistics, repair services, technical support, and spare parts management solutions for communication network service providers, enterprise and original equipment manufacturers worldwide. The acquisition of Telmar is expected to enhance the Company’s position in the telecom manufacturing and reverse logistics sector.

On December 1, 2011, the Company completed its acquisition of Telmar by acquiring all issued and outstanding common shares of Telmar for approximately $128.5 million in cash. The final purchase price is subject to adjustment based on the actual net assets and expenses of Telmar as of the closing date. The acquisition will be accounted for using the acquisition method of accounting in accordance with the business acquisition guidance.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the three months ended November 30, 2011, our largest customers currently include Agilent Technologies, Apple Inc., Cisco Systems, Inc., Ericsson, EchoStar Corporation, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc., Pace plc and Research in Motion Limited. During the three months ended November 30, 2011, we had net revenues of approximately $4.3 billion and net income attributable to Jabil Circuit, Inc. of approximately $112.9 million.

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

Summary of Results

Net revenues during the three months ended November 30, 2011, increased approximately 6.0% to $4.3 billion compared to $4.1 billion during the three months ended November 30, 2010, largely due to increased revenue from certain of our existing customers, including new program wins with these customers.

The following table sets forth, for the three month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2011	November 30, 2010
Net revenue	$4,326,769	$4,082,181
Gross profit	$340,010	$310,591
Operating income	$170,842	$156,000
Net income attributable to Jabil Circuit, Inc	$112,872	$106,677
Income per share - basic	$0.55	$0.50
Income per share - diluted	$0.54	$0.49
Cash dividend per share - declared	$0.08	$0.07

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30, 2011	August 31, 2011	May 31, 2011	February 28, 2011
Sales cycle	7 days	8 days	11 days	11 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	23 days	23 days	22 days	24 days
Days in inventory	54 days	51 days	52 days	53 days
Days in accounts payable	70 days	66 days	63 days	66 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2011, days in accounts receivable remained constant at 23 days as compared to the prior sequential quarter. During the three months ended November 30, 2011, days in inventory increased three days to 54 days as compared to the prior sequential quarter largely due to increased levels of inventory to support the transition of certain program wins and higher revenue levels. During the three months ended November 30, 2011, days in accounts payable increased four days to 70 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was seven days during the three months ended November 30, 2011. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Recent Accounting Pronouncements

See Note 11 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2011	November 30, 2010
Net revenue	100.0%	100.0%
Cost of revenue	92.1	92.4

Gross profit	7.9	7.6
Operating expenses:
Selling, general and administrative	3.6	3.6
Research and development	0.2	0.1
Amortization of intangibles	0.2	0.1
Restructuring and impairment charges	—	—

Operating income	3.9	3.8
Other expense (income)	0.0	(0.0)
Interest income	(0.0)	(0.0)
Interest expense	0.6	0.5

Income before income tax	3.3	3.3
Income tax expense	0.7	0.7

Net income	2.6	2.6
Net income attributable to noncontrolling interests, net of income tax expense	0.0	0.0

Net income attributable to Jabil Circuit, Inc	2.6%	2.6%

The Three Months Ended November 30, 2011, Compared to the Three Months Ended November 30, 2010

Net Revenue. Net revenue increased 6.0% to $4.3 billion during the three months ended November 30, 2011, compared to $4.1 billion during the three months ended November 30, 2010. Specific increases include a 57% increase in the sale of specialized services products; an 11% increase in the sale of industrial and CleanTech products; a 6% increase in the sale of healthcare and instrumentation products; and a 4% increase in the sale of Enterprise & Infrastructure (“E&I”) products. These increases are primarily due to increased revenue from certain of our existing customers, including new program wins with these customers. These increases were partially offset by a 14% decrease in the sale of High Velocity Systems (“HVS”) products which is primarily due to our reduced exposure to the mobility handset business and the television set displays business, partially offset by an increase in the sale of printer products due to new program wins.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive and display sectors; seasonality in our business; and business growth from new and existing customers.

The recent flooding in Thailand did not materially affect our net revenue for the first quarter of fiscal year 2012. While we currently expect this flooding to have an insignificant negative effect on our revenues for the second quarter of fiscal year 2012, due to possible supply shortages, we are assessing the impact for future quarters and cannot be certain of the effects.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2011	November 30, 2010

Diversified Manufacturing Services (“DMS”)
Specialized Services	22%	15%
Industrial & CleanTech	13%	12%
Healthcare & Instrumentation	7%	7%

Total DMS	42%	34%

Total E&I	28%	28%

Total HVS	30%	38%

Total	100%	100%

Foreign revenue represented 86.7% and 86.4% of our net revenue during the three months ended November 30, 2011 and 2010, respectively. We currently expect our foreign revenue to slightly decrease as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $340.0 million (7.9% of net revenue) during the three months ended November 30, 2011, compared to $310.6 million (7.6% of net revenue) during the three months ended November 30, 2010. The increase in gross profit on an absolute basis and as a percentage of net revenue was primarily due to additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments, increased revenue from certain of our existing customers, including new program wins with these customers, which allow us to better utilize capacity and absorb fixed costs and an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $157.8 million (3.6% of net revenue) during the three months ended November 30, 2011, compared to $142.4 million (3.6% of net revenue) during the three months ended November 30, 2010. Selling, general and administrative expenses as a percentage of net revenue remained consistent with the same period of the prior fiscal year. Selling, general and administrative expenses on a gross basis increased from the same period of the prior fiscal year due to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses increased to $6.3 million (0.2% of net revenue) during the three months ended November 30, 2011, compared to $5.7 million (0.1% of net revenue) during the three months ended November 30, 2010. The increase is primarily due to new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangible assets decreased to $5.1 million during the three months ended November 30, 2011, compared to $6.0 million during the three months ended November 30, 2010. The decrease was primarily attributable to certain intangible assets that became fully amortized since November 30, 2010.

Other Expense (Income). We recorded other expense of $2.7 million during the three months ended November 30, 2011, compared to other income of $0.2 million during the three months ended November 30, 2010. The increase during the three months ended November 30, 2011 was primarily due to the loss on sales of accounts receivable recorded in connection with the North American asset-backed securitization program and the foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”). During the three months ended November 30, 2010, the loss recognized in connection with the asset-backed securitization programs was primarily recorded to interest expense because at that time the North American asset-backed securitization program was accounted for as a secured borrowing for a portion of the period and the foreign asset-backed securitization program was accounted for as a secured borrowing for the full period. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

Interest Income. Interest income remained relatively constant at $0.6 million during the three months ended November 30, 2011, compared to $0.9 million during the three months ended November 30, 2010.

Interest Expense. We recorded interest expense of $25.5 million during the three months ended November 30, 2011, compared to $22.2 million during the three months ended November 30, 2010. The increase was primarily due to interest associated with the issuance of the 5.625% Senior Notes during the first quarter of fiscal year 2011 and higher interest rates on borrowings associated with our five year unsecured credit facility amended as of December 7, 2010 (the “Credit Facility”) which was entered into during the second quarter of fiscal year 2011. These increases were partially offset by the loss on sale of accounts receivable recognized in connection with the asset-backed securitization programs recorded to other expense during the three months ended November 30, 2011. During the three months ended November 30, 2010, losses recognized in connection with the asset-backed securitization programs were recorded to interest expense because the North American asset-backed securitization program was accounted for as a secured borrowing for a portion of the period and the foreign asset-backed securitization program was accounted for as a secured borrowing for the full period. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

Income Tax Expense. Income tax expense reflects an effective tax rate of 20.5% during the three months ended November 30, 2011, as compared to an effective tax rate of 20.4% during the three months ended November 30, 2010. The effective tax rate remained relatively constant from the previous period. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, stock-based compensation expense and related charges and restructuring and impairment charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

We are reporting “core” operating income and “core” earnings to provide investors with an additional method for assessing operating income and earnings, by presenting what we believe are our “core” manufacturing operations. A significant portion (based on the respective values) of the items that are excluded for purposes of calculating “core” operating income and “core” earnings also impacted certain balance sheet assets, resulting in a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In the case of restructuring charges, we may be making associated cash payments in the future. In addition, although, for purposes of calculating “core” operating income and “core” earnings, we exclude stock-based compensation expense (which we anticipate continuing to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholders’ ownership interest. We encourage you to evaluate these items and the limitations for purposes of analysis in excluding them.

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30, 2011	November 30, 2010

Operating income (U.S. GAAP)	$170,842	$156,000
Amortization of intangibles	5,074	5,969
Stock-based compensation and related charges	18,665	19,500
Restructuring and impairment charges	—	432

Core operating income (Non-U.S. GAAP)	$194,581	$181,901

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$112,872	$106,677
Amortization of intangibles, net of tax	5,061	5,958
Stock-based compensation and related charges, net of tax	18,269	19,005
Restructuring and impairment charges, net of tax	—	432

Core earnings (Non-U.S. GAAP)	$136,202	$132,072

Earnings per share: (U.S. GAAP)
Basic	$0.55	$0.50

Diluted	$0.54	$0.49

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.66	$0.62

Diluted	$0.65	$0.61

Common shares used in the calculations of basic earnings per share (U.S. GAAP & Non-U.S. GAAP):

Basic	205,388	214,395

Diluted	209,937	217,405

Core operating income increased 7.0% to $194.6 million during the three months ended November 30, 2011, compared to $181.9 million during the three months ended November 30, 2010. Core earnings increased 3.1% to $136.2 million during the three months ended November 30, 2011, compared to $132.1 million during the three months ended November 30, 2010. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months Ended November 30, 2011, Compared to the Three Months Ended November 30, 2010 – Gross Profit.”

Acquisitions and Expansion

As discussed in Note 12 – “Subsequent Events” to the Condensed Consolidated Financial Statements, we completed our acquisition of Telmar Network Technology, Inc., during the second quarter of fiscal year 2012. Acquisitions are accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At November 30, 2011, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2011 and 2010 (in thousands):

	Three months ended
	November 30, 2011	November 30, 2010
Net cash provided by (used in) operating activities	$114,573	$(82,728)
Net cash used in investing activities	(94,576)	(108,359)
Net cash (used in) provided by financing activities	(32,479)	78,234
Effect of exchange rate changes on cash	(14,225)	(1,322)

Net decrease in cash and cash equivalents	$(26,707)	$(114,175)

Net cash provided by operating activities during the three months ended November 30, 2011 was approximately $114.6 million. This resulted primarily from net income of $113.8 million, a $147.1 million increase in accounts payable and accrued expenses, $85.9 million in non-cash depreciation and amortization expense and $18.7 million in non-cash stock-based compensation expense; which were partially offset by a $173.3 million increase in inventories, a $49.0 million increase in prepaid expenses and other current assets and a $29.7 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in inventories was primarily to support the transition of certain program wins and higher revenue levels. The increase in prepaid expenses and other current assets was primarily driven by increases in the deferred purchase price receivables under our asset-backed securitization programs. The increase in the deferred purchase price receivable under the North American asset-backed securitization program was due to the timing of cash funding provided by the conduits of the unaffiliated financial institution, while the deferred purchase price receivable increased under the foreign asset-backed securitization program due to it being accounted for as a secured borrowing at November 30, 2010. The increase in accounts receivable was primarily driven by an increase in sales activity during the three months ended November 30, 2011, as well as the timing of when such activity occurred.

Net cash used in investing activities during the three months ended November 30, 2011 was $94.6 million. This consisted primarily of capital expenditures of $103.2 million principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades; which were partially offset by $8.1 million of proceeds from the sale of property and equipment.

Net cash used in financing activities during the three months ended November 30, 2011 was $32.5 million. This resulted from our receipt of approximately $2.4 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.3 billion of borrowings under the Credit Facility. This was offset by repayments in an aggregate amount of approximately $2.4 billion, which primarily included an aggregate of $2.3 billion of repayments under the Credit Facility. In addition, we paid $30.9 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $30.9 million of common stock related to this vesting) and we paid $15.5 million in dividends to stockholders during the three months ended November 30, 2011.

Sources

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under the Credit Facility and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. Any future sale or issuance of equity or convertible debt securities could result in dilution to current or future shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common shares.

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions and an unaffiliated financial institution. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with our asset-backed securitization programs, at November 30, 2011, we had sold $804.0 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $306.1 million, and a net deferred purchase price receivable. At November 30, 2011, the deferred purchase price receivable totaled approximately $497.9 million which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2011, the factoring agreement was extended through March 31, 2012, at which time it is expected to automatically renew for an additional six-month period

We sold $21.4 million of trade accounts receivable and received cash proceeds of $21.4 million during the three months ended November 30, 2011.

c. Trade Accounts Receivable Sale Programs

In connection with three separate uncommitted trade accounts receivable sale agreements with banks, the third of which was entered into during the first quarter of fiscal year 2012, we may elect to sell and the banks may elect to purchase at a discount, on an ongoing basis, up to a maximum of $200.0 million, $250.0 million and $50.0 million of specific trade accounts receivable at any one time. The $200.0 million and $250.0 million uncommitted trade accounts receivable sale agreements have no defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days. The $50.0 million uncommitted trade accounts receivable sale agreement will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months ended November 30, 2011, we sold $0.5 billion of trade accounts receivable under these programs and we received cash proceeds of $0.5 billion during the three months ended November 30, 2011.

Notes payable and long-term debt outstanding at November 30, 2011 and August 31, 2011, are summarized below (in thousands):

	November 30, 2011	August 31, 2011
7.750% Senior Notes due 2016	$303,931	$303,501
8.250% Senior Notes due 2018	397,617	397,521
5.625% Senior Notes due 2020	400,000	400,000
Borrowings under credit facilities	82,132	72,100
Borrowings under loans	1,728	2,062
Fair value adjustment	10,977	11,570

Total notes payable and long-term debt	1,196,385	1,186,754
Less current installments of notes payable and long-term debt	83,859	74,160

Notes payable and long-term debt, less current installments	$1,112,526	$1,112,594

At November 30, 2011 and 2010, we were in compliance with all covenants under the Credit Facility and our asset-backed securitization programs.

Uses

On October 20, 2011, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2011. The total cash dividend declared of $17.4 million was paid on December 1, 2011. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

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

At November 30, 2011, we had approximately $861.9 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $387.2 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $300.0 million to $400.0 million, principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment, information technology infrastructure upgrades and construction of a new greenfield facility. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the repurchase of $100.0 million of common shares which was approved by our Board of Directors in the first quarter of fiscal year 2012 and our working capital requirements for the next 12 months.

Our $300.0 million North American asset-backed securitization program expires in October 2014 and our $200.0 million foreign asset-backed securitization program expires in May 2012, and we may be unable to renew either of these. Our $200.0 million and $250.0 million uncommitted trade accounts receivable sale programs do not have defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days. Our $50.0 million uncommitted trade accounts receivable sale program will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. As the sales programs are uncommitted, we can offer no assurance that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of November 30, 2011 are summarized below. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,185,408	$83,859	$—	$303,932	$797,617
Future interest on notes payable and long-term debt (b)	525,785	80,819	159,360	150,427	135,179
Operating lease obligations	194,630	53,749	64,928	38,061	37,892
Estimated future benefit payments to plan	57,741	4,010	8,987	10,498	34,246
Capital commitments (c)	—	—	—	—	—

Total contractual cash obligations (d)	$1,963,564	$222,437	$233,275	$502,918	$1,004,934

(a)	The above table excludes an $11.0 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.
(b)	At November 30, 2011, our notes payable and long-term debt pay interest at predominantly fixed rates.
(c)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $6.0 million as of November 30, 2011. The remaining commitment of $4.0 million is callable over the next 21 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.
(d)	At November 30, 2011, we have $90.7 million as a long-term liability for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2011, except for certain foreign currency contracts, with a notional amount outstanding of $255.7 million and a fair value of $0.4 million recorded in prepaid and other current assets and $3.6 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2011 that do not qualify as accounting hedges was $779.5 million. The fair value of these contracts amounted to a $5.6 million asset recorded in prepaid and other current assets and a $6.7 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as hedging instruments and those that are not) will generally expire in less than three months, with 11 months being the maximum term of the contracts outstanding at November 30, 2011. The change in fair value related to contracts designated as hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swedish krona and U.S. dollars.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2011, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At November 30, 2011, the hedge accounting adjustment recorded is $11.0 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $82.1 million in borrowings outstanding under these facilities at November 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2011. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2011, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the three months ended November 30, 2011, our five largest customers accounted for approximately 49% of our net revenue and our 52 largest customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

In the past, our revenue declined as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations and similar conditions may exist in the future. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing electronics design, production and product management services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. In addition, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in accounts receivable.

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

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The following factors, among others, reduce our ability to accurately estimate future customer requirements: the short-term nature of our customers’ commitments; their uncertainty about, among other things, future economic conditions and other events, such as the recent flooding in Thailand; and the possibility of rapid changes in demand for their products. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. At various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In addition, natural disasters and global events, such as the recent flooding in Thailand, could cause material shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations.

If a component shortage is threatened or we anticipate one, we may purchase such component early to avoid a delay or interruption in our operations. A possible result of such an early purchase is that we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would adversely affect our gross profit and net income. A component shortage may also require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we have historically purchased and could cause us to incur costs to bring such components up to our typical quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. These risks are also heightened by the recent tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future.

We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, R&D and marketing resources than we have. These competitors may:

•	respond more quickly to new or emerging technologies;

•	have greater name recognition, critical mass and geographic market presence;

•	be better able to take advantage of acquisition opportunities;

•	adapt more quickly to changes in customer requirements;

•	devote greater resources to the development, promotion and sale of their services;

•	be better positioned to compete on price for their services, as a result of any combination of lower labor costs, lower components costs, lower facilities costs or lower operating costs; and

•	have excess capacity, and be better able to utilize such excess capacity, which may reduce the cost of their product or service.

We also face competition from the manufacturing operations of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than we do (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business). As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share.

The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession.

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery, such recovery may be weak and/or short-lived and recessionary conditions may return. If any of these potential negative, or less than positive, economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels and (c) collect receivables in a timely manner, if at all; (2) could increase our need for cash; and (3) have negatively impacted, and could negatively impact in the future, our net revenue and profitability and the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

The effects of the credit market turmoil could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 10, 2012, our $50.0 million uncommitted trade accounts receivable sale program expiring on June 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days), our $200.0 million uncommitted trade accounts receivable sale program or our $250.0 million uncommitted trade accounts receivable sale program (these programs no longer have defined termination dates and either party can elect to cancel the agreements by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

Our business could be adversely affected by any delays, or increased costs, resulting from issues that our common carriers are dealing with in transporting our materials, our products, or both.

We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations.

We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 86.7% of net revenue from international operations during the three months ended November 30, 2011 compared to 86.4% during the three months ended November 30, 2010. We currently expect our foreign revenue to slightly decrease as compared to current levels over the course of the next 12 months. At November 30, 2011, we operate outside the U.S. in Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus and Sorocaba, Brazil; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry, England; Brest, Gallargues, France; Boblingen and Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Mumbai and Ranjangaon, India; Dublin, Ireland; Bergamo, Cassina de Pecchi and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Nogales and Reynosa, Mexico; Amsterdam, Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

•	adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates;

•	adverse changes to the manner in which the U.S. taxes U.S.-based multinational companies or interprets its tax laws;

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

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

•

if demand for the divesting company’s products declines, it may reduce its volume of purchases and we may not be able to sufficiently reduce the expenses of operating the facility we acquired from it or use such facility to provide services to other customers.

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

In the past, we have undertaken initiatives to restructure our business operations with the intention of improving utilization and realizing cost savings in the future. These initiatives have included changing the number and location of our production facilities, largely to align our capacity and infrastructure with current and anticipated customer demand. This alignment includes transferring programs from higher cost geographies to lower cost geographies. The process of restructuring entails, among other activities, moving production between facilities, closing facilities, reducing the level of staff, realigning our business processes and reorganizing our management.

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we could initiate future restructuring plans. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions, particularly in locations outside of the U.S.), the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the relocation of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we establish or acquire, we may not be able to maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our business.

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

In addition, any defects, including defective specifications and malfunctions, in medical devices we manufacture or in our manufacturing processes and facilities may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or otherwise adversely affect product sales or our reputation. The magnitude of such claims could be particularly severe as defects in medical devices could cause severe harm or injuries, including death, to users of these products and others.

Our regular manufacturing processes and services may result in exposure to intellectual property infringement and other claims.

Providing manufacturing services can expose us to potential claims that the product design or manufacturing processes infringe third party intellectual property rights. Even though many of our manufacturing services contracts generally require our customers to indemnify us for infringement claims relating to their products, including associated product specifications and designs, a particular customer may not, or may not have the resources to, assume responsibility for such claims. In addition, we may be responsible for claims that our manufacturing processes or components used in manufacturing infringe third party intellectual property rights. Infringement claims could subject us to significant liability for damages, potential injunctive action, or hamper our normal operations such as by interfering with the availability of components and, regardless of merits, could be time-consuming and expensive to resolve.

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

In our contracts with turnkey solutions customers, we generally provide them with a warranty against defects in our designs. If a turnkey solutions product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Warranty claims may also extend to defects caused by components or materials used in the products but which are provided to us by our suppliers. Although we have product liability insurance coverage, it may not be adequate or may not continue to be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our business, results of operations and financial condition. Moreover, even if the claim relates to a defect caused by a supplier, we may not be able to get an adequate remedy from the supplier.

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

We depend on our officers, managers and skilled personnel and their compliance with company confidentiality policies and procedures.

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers. In order to manage our growth, we will need to internally develop and recruit and retain additional skilled management personnel and if we are not able to do so, our business and our ability to continue to grow could be harmed.

We are also subject to the risk that current and former officers, managers and skilled personnel could violate the terms of our confidentiality policies and procedures or proprietary information agreements with us which require them to keep confidential and not to use for their benefit information obtained in the course of their employment with us. Should a key current or former employee use or disclose such information, including information concerning our customers, pricing, capabilities or strategy, our ability to obtain new customers and to compete could be adversely impacted.

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

Disruptions to our information systems, including security breaches, losses of data or outages, could adversely affect our operations.

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. Although we attempt to monitor and mitigate our exposure, these systems are vulnerable to, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, security breaches and computer viruses. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. In addition, any production inefficiencies or delays could negatively affect our ability to fill customer orders, resulting in a delay or reduction in our revenues. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers and poor publicity and any of these could adversely affect our financial results.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. taxes U.S. based multinational companies). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, changes in local tax rates or countries adopting more aggressive interpretations of tax laws.

Refer to Note 9 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for details of the field examination completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2003 through 2005 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

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

As of November 30, 2011, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of November 30, 2011, there was $83.9 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

We have the ability to borrow up to $1.0 billion under the Credit Facility. In addition, the Credit Facility contemplates a potential increase of up to an additional $300.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

Certain of our existing stockholders have significant influence.

At November 30, 2011, our executive officers, directors and certain of their family members collectively beneficially owned 10.9% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 6.5%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Provisions in our amended certificate of incorporation, bylaws and the Delaware General Corporation Law may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions may adversely impact our shareholders because they may decrease the possibility of a transaction in which our shareholders receive an amount of consideration in exchange for their shares that is at a significant premium to the then current market price of our shares. These provisions include:

•	a restriction in our bylaws on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.

In addition, for ten years we had a “poison pill” shareholder rights plan that our Board of Directors allowed to expire in October 2011 without extension. In doing that, our Board carefully considered various relevant issues, including the fact that if needed and appropriate it can, under the Delaware General Corporation Law, implement a new shareholders rights plan reasonably quickly and without stockholder approval. Our Board intends to regularly consider this topic, even in the absence of specific circumstances or takeover proposals, to facilitate its ability in the future to act expeditiously and appropriately should the need arise.

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

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all errors, theft and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, public companies are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2011. While we continuously conduct a rigorous review of our internal control over financial reporting in order to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements.

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

Our operations and those of our suppliers may be subject to natural disasters (such as the March 2011 earthquake and tsunami in Japan and the recent flooding in Thailand) or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fire, extreme weather conditions, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

Energy price increases may negatively impact our results of operations.

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our facilities and transportation activities. Increased energy prices could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock during the three months ended November 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 1, 2011 – September 30, 2011	643	$18.84	—	—
October 1, 2011 – October 31, 2011	1,575,764	$19.58	—	—
November 1, 2011 – November 30, 2011	—	$—	—	—

Total	1,576,407	$19.58	—	—

(1)	The purchases are attributable to shares surrendered to us by employees from the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights to satisfy their tax withholding obligations.
(2)	On October 20, 2011, our Board of Directors authorized the repurchase of up to $100.0 million of shares of our common stock during the twelve month period following the meeting. The shares will be repurchased from time-to-time in open market transactions at our discretion, subject to market conditions and other factors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Rights Agreement, dated as of October 19, 2001, between the Registrant and EquiServe Trust Company, N.A., which includes the form of the Certificate of Designation as Exhibit A, form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.

4.3(5)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.4 (6)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.5 (7)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.6 (8)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.7 (7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8 (8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS (9)	—	XBRL Instance Document.

101.SCH (9)	—	XBRL Taxonomy Extension Schema Document.

101.CAL (9)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (9)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (9)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (9)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Form 8-A (File No. 001-14063) filed on October 19, 2001.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed (File No. 001-14063) by the Registrant on November 2, 2010.
(9)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: January 9, 2012	By:	/S/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: January 9, 2012	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.