Form 10-Q
period 2012-02-29
JABIL CIRCUIT INC
filed 2012-04-06
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

As of March 27, 2012, there were 206,674,237 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 29, 2012 (Unaudited)	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$707,350	$888,611
Accounts receivable, net of allowance for doubtful accounts of $3,044 at February 29, 2012 and $4,788 at August 31, 2011	1,122,529	1,100,926
Inventories	2,350,842	2,227,339
Prepaid expenses and other current assets	900,476	868,892
Income taxes receivable	10,157	33,855
Deferred income taxes	21,996	15,737

Total current assets	5,113,350	5,135,360
Property, plant and equipment, net of accumulated depreciation of $1,489,148 at February 29, 2012 and $1,363,481 at August 31, 2011	1,658,461	1,641,335
Goodwill	96,460	36,199
Intangible assets, net of accumulated amortization of $134,720 at February 29, 2012 and $128,467 at August 31, 2011	126,403	89,106
Income tax receivable	18,209	—
Deferred income taxes	75,287	74,989
Other assets	78,884	80,951

Total assets	$7,167,054	$7,057,940

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$281,602	$74,160
Accounts payable	2,723,132	2,885,168
Accrued expenses	819,209	892,391
Income taxes payable	24,943	32,987
Deferred income taxes	2,607	5,182

Total current liabilities	3,851,493	3,889,888
Notes payable and long-term debt, less current installments	1,112,475	1,112,594
Other liabilities	72,992	67,423
Income tax liability	94,712	88,451
Deferred income taxes	16,588	15,761

Total liabilities	5,148,260	5,174,117

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 231,184,051 and 224,653,990 shares issued and 206,604,032 and 203,416,503 shares outstanding at February 29, 2012 and August 31, 2011, respectively	231	225
Additional paid-in capital	1,703,986	1,649,431
Retained earnings	617,661	441,793
Accumulated other comprehensive income	169,009	194,706
Treasury stock at cost, 24,580,019 and 21,237,487 shares at February 29, 2012 and August 31, 2011	(490,055)	(419,035)

Total Jabil Circuit, Inc. stockholders’ equity	2,000,832	1,867,120
Noncontrolling interests	17,962	16,703

Total equity	2,018,794	1,883,823

Total liabilities and equity	$7,167,054	$7,057,940

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net revenue	$4,236,174	$3,928,663	$8,562,943	$8,010,844
Cost of revenue	3,914,010	3,632,263	7,900,769	7,403,853

Gross profit	322,164	296,400	662,174	606,991
Operating expenses:
Selling, general and administrative	160,811	141,807	318,634	284,256
Research and development	6,264	6,540	12,535	12,281
Amortization of intangibles	4,871	5,665	9,945	11,634
Restructuring and impairment charges	—	196	—	628
Settlement of receivables and related charges	—	13,607	—	13,607
Loss on disposal of subsidiaries	—	23,944	—	23,944

Operating income	150,218	104,641	321,060	260,641
Other expense	1,919	847	4,604	647
Interest income	(288)	(739)	(846)	(1,589)
Interest expense	26,322	25,777	51,841	47,939

Income before income tax	122,265	78,756	265,461	213,644
Income tax expense	24,020	23,038	53,435	50,515

Net income	98,245	55,718	212,026	163,129
Net income attributable to noncontrolling interests, net of income tax expense	547	315	1,456	1,049

Net income attributable to Jabil Circuit, Inc.	$97,698	$55,403	$210,570	$162,080

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.47	$0.26	$1.02	$0.75

Diluted	$0.46	$0.25	$1.00	$0.74

Weighted average shares outstanding:
Basic	207,287	215,170	206,337	214,781

Diluted	212,148	221,022	211,410	219,469

Cash dividends declared per common share	$0.08	$0.07	$0.16	$0.14

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income	$98,245	$55,718	$212,026	$163,129

Other comprehensive income:

Foreign currency translation adjustment	25,736	25,265	(30,099)	35,996
Change in fair value of derivative instruments, net of tax	6,257	1,680	3,113	2,529
Adjustment for net losses (gains) realized and included in net income related to derivative instruments, net of tax	(1,856)	(147)	1,289	632

Comprehensive income	128,382	82,516	186,329	202,286
Comprehensive income attributable to noncontrolling interests	547	315	1,456	1,049

Comprehensive income attributable to Jabil Circuit, Inc.	$127,835	$82,201	$184,873	$201,237

Accumulated foreign currency translation adjustments were $198.3 million at February 29, 2012 and $228.4 million at August 31, 2011. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823

Shares issued upon exercise of stock options	593,277	—	8,186	—	—	—	—	8,186
Shares issued under employee stock purchase plan	372,118	1	6,216					6,217
Vesting of restricted stock awards	5,564,666	5	(5)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,584,241)	—	—	—	—	(31,056)	—	(31,056)

Treasury shares purchased	(1,758,291)	—	—	—	—	(39,964)	—	(39,964)

Recognition of stock-based compensation	—	—	39,420	—	—	—	—	39,420
Excess tax benefit of stock awards	—	—	738	—	—	—	—	738
Declared dividends	—	—	—	(34,702)	—	—	—	(34,702)
Comprehensive income	—	—	—	210,570	(25,697)	—	1,456	186,329
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(197)	(197)

Balance at February 29, 2012	206,604,032	$231	$1,703,986	$617,661	$169,009	$(490,055)	$17,962	$2,018,794

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$212,026	$163,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,734	151,874
Recognition of stock-based compensation expense	39,734	39,801
Settlement of receivables and related charges	—	12,673
Loss on disposal of subsidiaries	—	23,944
Other, net	(7,661)	(208)
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(1,024)	178,311
Inventories	(119,816)	(104,299)
Prepaid expenses and other current assets	(31,761)	(14,590)
Other assets	(1,719)	(10,723)
Accounts payable and accrued expenses	(259,021)	(84,673)
Income taxes payable	736	12,366

Net cash provided by operating activities	5,228	367,605

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(128,462)	3,985
Acquisition of property, plant and equipment	(180,506)	(207,347)
Proceeds from sale of property, plant and equipment	9,666	9,817
Proceeds from disposal of available for sale investments	—	5,800
Cost of receivables acquired, net of cash collections	497	(33,247)

Net cash used in investing activities	(298,805)	(220,992)

Cash flows from financing activities:
Payments toward debt agreements	(4,425,749)	(4,128,667)
Borrowings under debt agreements	4,633,328	4,178,028
Dividends paid to stockholders	(32,148)	(30,214)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	14,403	14,794
Payments to acquire treasury stock	(39,964)	—
Treasury stock minimum tax withholding related to vesting of restricted stock	(31,056)	(9,722)
Debt issuance costs	—	(14,547)
Excess tax benefit related to stock awards	750	72

Net cash provided by financing activities	119,564	9,744

Effect of exchange rate changes on cash and cash equivalents	(7,248)	1,631

Net (decrease) increase in cash and cash equivalents	(181,261)	157,988
Cash and cash equivalents at beginning of period	888,611	744,329

Cash and cash equivalents at end of period	$707,350	$902,317

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2011. Results for the six month period ended February 29, 2012 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2012.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

During the six months ended February 28, 2011, the Company recorded same day debt borrowings and repayments on a net basis within the Condensed Consolidated Statement of Cash Flows. Correcting this error such that debt payments and borrowings are recorded on a gross basis within the Condensed Consolidated Statement of Cash Flows increased the “payments toward debt agreements” and the “borrowings under debt agreements” lines within the Condensed Consolidated Statement of Cash Flows by $1.0 billion for the six months ended February 28, 2011, with no impact on net cash used in financing activities or other components within the Condensed Consolidated Statement of Cash Flows. The Company assessed the materiality of this error and concluded that the previously issued Condensed Consolidated Statement of Cash Flows for the six months ended February 28, 2011 are not materially misstated because, as discussed above, there was no impact on net cash used in financing activities or other components within the Condensed Consolidated Statement of Cash Flows. The revision had no impact on the Company’s previously presented Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets or earnings per share.

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

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Numerator:
Net income attributable to Jabil Circuit, Inc.	$97,698	$55,403	$210,570	$162,080

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	207,287	213,285	206,337	212,374
Share-based payment awards classified as participating securities	—	1,885	—	2,407

Denominator for basic earnings per share	207,287	215,170	206,337	214,781

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	422	915	381	893
Dilutive unvested restricted stock awards	4,439	4,937	4,692	3,795

Denominator for diluted earnings per share	212,148	221,022	211,410	219,469

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.47	$0.26	$1.02	$0.75

Diluted	$0.46	$0.25	$1.00	$0.74

For the three months and six months ended February 29, 2012 options to purchase 3,904,579 shares of common stock and 3,519,840 and 5,035,989 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and six months ended February 28, 2011 options to purchase 4,154,857 and 4,190,297 shares of common stock and 5,364,409 and 5,401,785 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 29, 2012 and February 28, 2011:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012

Fiscal year 2011:	October 21, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 19, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011

3. Inventories

Inventories consist of the following (in thousands):

	February 29 2012	August 31, 2011
Raw materials	$1,636,408	$1,493,904
Work in process	425,168	451,162
Finished goods	289,266	282,273

	$2,350,842	$2,227,339

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $21.1 million and $39.7 million of stock-based compensation expense before tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 29, 2012, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.5 million and $0.9 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2012, respectively. The Company recorded $20.3 million and $39.8 million of stock-based compensation expense before tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2011, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $0.8 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2011, respectively.

The following table summarizes stock option and stock appreciation right activity from August 31, 2011 through February 29, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2011	9,164,425	10,473,033	$4,029	$24.76	3.70

Options cancelled	357,491	(357,491)		$26.21
Options expired	(53,274)			$15.23
Restricted stock awards(1)	(4,994,492)
Options exercised		(807,371)		$16.43

Balance at February 29, 2012	4,474,150	9,308,171	$17,092	$25.49	3.35

Exercisable at February 29, 2012		9,283,523	$16,772	$25.52	3.34

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2011 through February 29, 2012:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2011	14,097,278	$12.91

Changes during the period
Shares granted (1)	5,212,914	$19.42
Shares vested	(5,564,666)	$9.99
Shares forfeited	(218,422)	$15.13

Non-vested balance at February 29, 2012	13,527,104	$16.58

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

During the six months ended February 29, 2012, the Company awarded approximately 2.1 million time-based restricted stock units, which generally vest on a graded vesting schedule over three years, and 2.1 million performance-based restricted stock units, which entitle recipients to shares of the Company’s stock equal to 0% up to 150% of the number of units granted with the performance measurement generally occurring initially at the end of a three year vesting period and subsequently occurring after a fourth and fifth year (if applicable) depending on the level of achievement of the specified performance conditions.

At February 29, 2012, there was $98.3 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 29, 2012, the Company’s five largest customers accounted for approximately 49% of its net revenue and 51 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

The Company procures components from a broad group of suppliers. Almost all of the products manufactured by the Company require one or more components that are available from only a single source.

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

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense and related charges, amortization of intangibles, restructuring and impairment charges, settlement of receivables and related charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	$4,236,174	$4,236,174	$4,236,174	$4,236,174
	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net revenue
DMS	$1,863,971	$1,401,361	$3,674,838	$2,796,005
E&I	1,215,994	1,236,805	2,423,667	2,400,917
HVS	1,156,209	1,290,497	2,464,438	2,813,922

	$4,236,174	$3,928,663	$8,562,943	$8,010,844

Segment income and reconciliation of income before income tax

	$4,236,174	$4,236,174	$4,236,174	$4,236,174
	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
DMS	$109,048	$85,908	$231,278	$181,184
E&I	20,923	57,271	43,867	109,358
HVS	46,187	25,175	95,594	59,713

Total segment income	176,158	168,354	370,739	350,255
Reconciling items:
Stock-based compensation expense and related charges	21,069	20,301	39,734	39,801
Amortization of intangibles	4,871	5,665	9,945	11,634
Restructuring and impairment charges	—	196	—	628
Settlement of receivables and related charges	—	13,607	—	13,607
Loss on disposal of subsidiaries	—	23,944	—	23,944

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Other expense	1,919	847	4,604	647
Interest income	(288)	(739)	(846)	(1,589)
Interest expense	26,322	25,777	51,841	47,939

Income before income tax	$122,265	$78,756	$265,461	$213,644

	February 29, 2012	August 31, 2011
Total assets
DMS	$2,761,628	$2,417,256
E&I	1,217,254	1,194,774
HVS	1,096,395	1,232,378
Other non-allocated assets	2,091,777	2,213,532

	$7,167,054	$7,057,940

The Company operates in 27 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 86.1% and 86.4% of net revenue during the three months and six months ended February 29, 2012, respectively, compared to 84.9% and 85.7% of net revenue for the three months and six months ended February 28, 2011, respectively.

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding at February 29, 2012 and August 31, 2011, are summarized below (in thousands):

	February 29, 2012	August 31, 2011
7.750% Senior Notes due 2016	$304,356	$303,501
8.250% Senior Notes due 2018	397,711	397,521
5.625% Senior Notes due 2020	400,000	400,000
Borrowings under credit facilities	280,030	72,100
Borrowings under loans	1,596	2,062
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	10,384	11,570

Total notes payable and long-term debt	1,394,077	1,186,754
Less current installments of notes payable and long-term debt	281,602	74,160

Notes payable and long-term debt, less current installments	$1,112,475	$1,112,594

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes and $400.0 million of 5.625% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $361.9 million, $474.0 million and $431.0 million, respectively, at February 29, 2012. The fair value estimates are based upon observable market data (Level 2 criteria).

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 29, 2012 and February 28, 2011, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program and its foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has the power to direct the activities of the entity and has the obligation to absorb the majority of the expected losses or the right to receive the benefits from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $2.0 billion and $4.1 billion of eligible trade accounts receivable during the three months and six months ended February 29, 2012, respectively. In exchange, the Company received cash proceeds of $1.5 billion and $3.6 billion during the three months and six months ended February 29, 2012, respectively, and a net deferred purchase price receivable. At February 29, 2012, the deferred purchase price receivable recorded in connection with the asset-backed securitization programs totaled approximately $463.2 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book value.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.2 million and $3.0 million during the three months and six months ended February 29, 2012, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

In connection with the North American asset-backed securitization program, the Company sold $1.5 billion and $2.9 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2011, respectively. In exchange, the Company received cash proceeds of $1.2 billion and $2.7 billion during the three months and six months ended February 28, 2011, respectively, and a net deferred purchase price receivable. At February 28, 2011, the deferred purchase price receivable recorded in connection with the North American asset-backed securitization program totaled approximately $218.4 million, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The deferred purchase price receivable was valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to its credit quality and short-term maturity, the fair value approximated book value.

The Company recognized pretax losses on the sales of receivables under the North American asset-backed securitization programs of approximately $0.9 million and $1.3 million during the three months and six months ended February 28, 2011, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

Prior to amendments that were effective for the North American asset-backed securitization program during the first quarter of fiscal year 2011 and for the foreign asset-backed securitization program during the third quarter of fiscal year 2011, the asset-backed securitization programs were accounted for as secured borrowings. Accordingly, the Company incurred interest expense of $0.4 million and $1.1 million in the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2011 in connection with the asset-backed securitization programs. In addition, at February 28, 2011, the Company had $58.0 million of secured borrowings outstanding under the foreign asset-backed securitization program.

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

The Company sold $22.0 million and $43.4 million of trade accounts receivable during the three months and six months ended February 29, 2012, respectively, compared to $17.5 million and $36.1 million during the three months and six months ended February 28, 2011, respectively. In exchange, the Company received cash proceeds of $22.0 million and $43.4 million during the three months and six months ended February 29, 2012, respectively, compared to $17.5 million and $36.1 million during the three months and six months ended February 28, 2011, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and six months ended February 29, 2012 and February 28, 2011 were not material.

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

During the three months and six months ended February 29, 2012 and February 28, 2011, the Company sold $0.6 billion and $1.1 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $0.6 billion and $1.1 billion during the three months and six months ended February 29, 2012 and February 28, 2011, respectively. The resulting losses on the sales of trade accounts receivable during the three months and six months ended February 29, 2012 and February 28, 2011 were not material.

Note 8. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill recorded to the Company’s reportable segments during the six months ended February 29, 2012 (in thousands):

	August 31, 2011				February 29, 2012
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$584,018	$(558,768)	$60,740	$20	$644,778	$(558,768)	$86,010
E&I	342,733	(331,784)	—	(499)	342,234	(331,784)	10,450
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,059,020	$(1,022,821)	$60,740	$(479)	$1,119,281	$(1,022,821)	$96,460

Finite lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years, intellectual property which is being amortized over periods of up to nine years and a trade name which is being amortized over two years. No significant residual value is estimated for the amortizable intangible assets. Indefinite lived intangible assets consist of a trade name. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at February 29, 2012 and August 31, 2011 (in thousands):

	$261,123	$261,123	$261,123
February 29, 2012	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$123,145	$(58,061)	$65,084
Intellectual property	84,688	(76,321)	8,367
Finite lived trade names	2,700	(338)	2,362
Indefinite lived trade names	50,590	—	50,590

Total	$261,123	$(134,720)	$126,403

	$261,123	$261,123	$261,123
August 31, 2011	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$85,131	$(53,365)	$31,766

	$261,123	$261,123	$261,123
August 31, 2011	Gross carrying amount	Accumulated amortization	Net carrying amount
Intellectual property	79,550	(75,102)	4,448
Trade names	52,892	—	52,892

Total	$217,573	$(128,467)	$89,106

The weighted-average amortization period for aggregate net intangible assets at February 29, 2012 is 10.9 years, which includes a weighted-average amortization period of 11.2 years for net contractual agreements and customer relationships, a weighted-average amortization period of 8.7 years for net intellectual property and a weighted-average amortization period of 2.0 years for a net finite lived trade name.

In connection with the acquisition of Telmar Network Technology, Inc. (“Telmar”) in the second quarter of fiscal year 2012, the Company acquired an estimated $49.9 million of intangible assets, including $38.6 million assigned to customer relationships with an assigned useful life of 15 years, $2.7 million assigned to a finite lived trade name with an assigned useful life of two years and $8.6 million assigned to other intellectual property with an assigned useful life of nine years, and an estimated $60.7 million of goodwill. The estimated fair values of these assets are subject to change as the Company finalizes its valuation of certain tangible and intangible assets resulting from the Telmar acquisition. See Note 12 – “Business Acquisitions” for further details.

The Company’s estimated future intangible asset amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2012 (remaining six months)	$6,888
2013	13,719
2014	11,457
2015	8,284
2016	5,022
Thereafter	30,443

Total	$75,813

9. Postretirement and Other Employee Benefits

The Company sponsors defined benefit pension plans in several countries in which it operates. The pension obligations relate primarily to the following: (a) a funded retirement plan in the United Kingdom and (b) both funded and unfunded retirement plans mainly in Austria, Canada, France, Germany, Japan, The Netherlands, Poland, and Taiwan and which provide benefits based upon years of service and compensation at retirement.

The following table provides information about net periodic benefit cost for the pension plans during the three months and six months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Service cost	$373	$381	$690	$760
Interest cost	1,968	1,412	3,623	2,818
Expected long-term return on plan assets	(1,635)	(1,100)	(2,874)	(2,196)
Amortization of prior service cost	(7)	(6)	(14)	(13)
Recognized actuarial loss	301	506	605	1,006
Curtailment gain	—	(1,874)	—	(1,874)

Net periodic benefit cost (gain)	$1,000	$(681)	$2,030	$501

During the six months ended February 29, 2012, the Company made contributions of approximately $2.3 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $4.2 million and $4.8 million to its funded pension plans during fiscal year 2012.

10. Commitments and Contingencies

a. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is currently involved in a commercial dispute, regarding product warranty obligations, with a former industrial and CleanTech customer which is seeking resolution of this matter through binding arbitration. No reserve has been established for this matter as a loss is not currently considered probable. Further, no reasonably possible range of loss can be determined at present time. While this claim is in the preliminary stages, the Company currently believes that it has strong defenses and that it will be able to resolve this matter without it having a material adverse effect on the Company’s Condensed Consolidated Financial Statements. There can be no assurance, however, that the Company will ultimately be successful in favorably resolving this claim and if a sufficiently unfavorable outcome were to occur it could have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

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

The Company disagrees with the proposed adjustments and is vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. Due to the cost of litigation, the Company may agree to a settlement. The Company believes that any additional tax liabilities will not have a material effect on the Company’s financial position, results of operations or cash flows. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position or liquidity. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $217.4 million and $137.0 million at February 29, 2012 and February 28, 2011, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2012 and December 31, 2012.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 29, 2012 and February 28, 2011 was $751.0 million and $654.3 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 29, 2012, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$11,526	$—	$11,526

Liabilities:
Forward foreign exchange contracts	—	(8,661)	—	(8,661)

Total	$—	$2,865	$—	$2,865

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 29, 2012 and August 31, 2011 (in thousands):

	Fair Values of Derivative Instruments At February 29, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,560	Other accrued expense	$811

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$8,966	Other accrued expense	$7,850

	Fair Values of Derivative Instruments At August 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,825	Other accrued expense	$2,798

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,517	Other accrued expense	$3,979

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the six months ended February 29, 2012 and February 28, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 29, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$2,179	Revenue	$1,701	Revenue	$(34)
Forward foreign exchange contracts	$2,618	Cost of revenue	$1,530	Cost of revenue	$(1,704)
Forward foreign exchange contracts	$(1,684)	Selling, general and administrative	$(2,556)	Selling, general and administrative	$83

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$1,599	Revenue	$1,302	Revenue	$264
Forward foreign exchange contracts	$790	Cost of revenue	$39	Cost of revenue	$397
Forward foreign exchange contracts	$140	Selling, general and administrative	$(19)	Selling, general and administrative	$77

As of February 29, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $3.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the six months ended February 29, 2012 and February 28, 2011 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Six Months Ended February 29, 2012
Forward foreign exchange contracts	Cost of revenue	$2,815

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Six Months Ended February 28, 2011
Forward foreign exchange contracts	Cost of revenue	$1,383

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At February 29, 2012, the hedge accounting adjustment recorded is $10.4 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the six months ended February 29, 2012 and February 28, 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 29, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(1,964)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(1,954)	Interest expense	$—

As of February 29, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Six months ended February 28, 2011
Accumulated comprehensive loss, August 31, 2010	$(16,086)
Changes in fair value of derivative instruments	2,529
Adjustment for net losses realized and included in net income related to derivative instruments	632

Accumulated comprehensive loss, February 28, 2011	$(12,925)

Six months ended February 29, 2012
Accumulated comprehensive loss, August 31, 2011	$(11,172)
Changes in fair value of derivative instruments	3,113
Adjustment for net losses realized and included in net income related to derivative instruments	1,289

Accumulated comprehensive loss, February 29, 2012	$(6,770)

Note 12. Business Acquisitions

On December 1, 2011, the Company completed its acquisition of Telmar by acquiring 100% of the issued and outstanding common shares of Telmar for approximately $132.2 million in cash, which remains subject to adjustment based on a review of the actual net assets and expenses of Telmar as of the closing date. Telmar is a global provider of services and solutions for network service providers and enterprise and original equipment manufacturers. The acquisition of Telmar is expected to enhance the Company’s position in the telecommunications manufacturing and reverse logistics sector.

The acquisition of Telmar has been accounted for as a business combination using the acquisition method of accounting. Assets acquired of $182.0 million, including $60.7 million in goodwill and $49.9 million in definite lived intangible assets, and liabilities assumed of $49.8 million were recorded at their estimated fair values as of the acquisition date. The Company is in the process of finalizing its valuation of certain intangible and tangible assets and deferred tax assets and deferred tax liabilities, resulting from the Telmar acquisition. The preliminary estimates and measurements are, therefore, subject to change. The Company expects to receive during the third quarter of fiscal year 2012 the remaining information necessary to finalize the fair value of the net assets acquired.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $60.7 million was recorded to goodwill and was assigned fully to the DMS operating segment. None of the goodwill is currently expected to be deductible for income tax purposes.

13. New Accounting Guidance

During the second quarter of fiscal year 2011, the FASB issued new accounting guidance which requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period. This accounting guidance is effective for the Company for business combinations that occur during fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2013. Early adoption is permitted. As this guidance only amends the presentation of the components of other comprehensive income, the adoption will not have an impact on the Company’s Condensed Consolidated Financial Statements.

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

14. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2012 Form 10-Q. No significant events, other than those disclosed below, occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

On March 19, 2012, the Company entered into an amended and restated senior unsecured five-year revolving credit facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit facility in the initial amount of $1.3 billion, which may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt and loss on sale of accounts receivables. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	availability of components;

•	our dependence on certain industries;

•	our production levels are subject to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally, including unfavorable fluctuations in currency exchange rates;

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the six months ended February 29, 2012, our largest customers currently include Agilent Technologies, Apple Inc., Cisco Systems, Inc., Ericsson, EchoStar Corporation, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc. and Research in Motion Limited. During the six months ended February 29, 2012, we had net revenues of approximately $8.6 billion and net income attributable to Jabil Circuit, Inc. of approximately $210.6 million.

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

We currently conduct our operations in facilities that are located in Argentina, Austria, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, India, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

Summary of Results

Net revenues during the three months ended February 29, 2012, increased approximately 7.8% to $4.2 billion compared to $3.9 billion during the three months ended February 28, 2011, largely due to increased revenue from certain of our existing customers, most notably in Diversified Manufacturing Services (“DMS”), including new program wins with these customers.

The following table sets forth, for the three month and six month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net revenue	$4,236,174	$3,928,663	$8,562,943	$8,010,844
Gross profit	$322,164	$296,400	$662,174	$606,991
Operating income	$150,218	$104,641	$321,060	$260,641
Net income attributable to Jabil Circuit, Inc	$97,698	$55,403	$210,570	$162,080
Income per share – basic	$0.47	$0.26	$1.02	$0.75
Income per share – diluted	$0.46	$0.25	$1.00	$0.74
Cash dividend per share – declared	$0.08	$0.07	$0.16	$0.14

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	February 29, 2012	November 30, 2011	August 31, 2011	May 31, 2011
Sales cycle	15 days	7 days	8 days	11 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	24 days	23 days	23 days	22 days
Days in inventory	54 days	54 days	51 days	52 days
Days in accounts payable	63 days	70 days	66 days	63 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 29, 2012, days in accounts receivable increased one day to 24 days as compared to the prior sequential quarter largely a result of the timing of sales and cash collection efforts during the quarter. During the three months ended February 29, 2012, days in inventory remained constant at 54 days and inventory turns remained constant at 7 turns as compared to the prior sequential quarter. During the three months ended February 29, 2012, days in accounts payable decreased 7 days to 63 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was 15 days during the three months ended February 29, 2012. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 13 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.4%	92.5%	92.3%	92.4%

Gross profit	7.6%	7.5%	7.7%	7.6%
Operating expenses:
Selling, general and administrative	3.8%	3.6%	3.7%	3.5%
Research and development	0.2%	0.2%	0.1%	0.2%
Amortization of intangibles	0.1%	0.1%	0.1%	0.1%
Restructuring and impairment charges	—	—	—	—
Settlement of receivables and related charges	—	0.3%	—	0.2%
Loss on disposal of subsidiaries	—	0.6%	—	0.3%

Operating income	3.5%	2.7%	3.8%	3.3%

Other expense	0.0%	0.0%	0.1%	0.0%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.6%	0.7%	0.6%	0.6%

Income before income tax	2.9%	2.0%	3.1%	2.7%
Income tax expense	0.6%	0.6%	0.6%	0.6%

Net income	2.3%	1.4%	2.5%	2.1%
Net income attributable to noncontrolling interests, net of income tax expense	0.0%	0.0%	0.0%	0.0%

Net income attributable to Jabil Circuit, Inc	2.3%	1.4%	2.5%	2.1%

The Three Months and Six Months Ended February 29, 2012, Compared to the Three Months and Six Months Ended February 28, 2011

Net Revenue. Net revenue increased 7.8% to $4.2 billion during the three months ended February 29, 2012, compared to $3.9 billion during the three months ended February 28, 2011. Specific increases in DMS include a 65% increase in the sale of specialized services products; a 7% increase in the sale of industrial and CleanTech products and a 5% increase in the sale of healthcare and instrumentation products. These increases were partially offset by a 10% decrease in the sale of High Velocity Systems (“HVS”) products and a 2% decrease in the sale of Enterprise & Infrastructure (“E&I”) products.

Net revenue increased 6.9% to $8.6 billion during the six months ended February 29, 2012, compared to $8.0 billion during the six months ended February 28, 2011. Specific increases include a 61% increase in the sale of specialized services products; a 9% increase in the sale of industrial and CleanTech products; a 6% increase in the sale of healthcare and instrumentation products; and a 1% increase in the sale of E&I products. These increases were partially offset by a 12% decrease in the sale of HVS products.

The increase in revenues for the three months and six months ended February 29, 2012 as compared to the three months and six months ended February 28, 2011 is primarily due to increased revenue from certain of our existing customers, most notably in DMS, including new program wins with these customers, which is partially offset by a decrease in HVS revenues. The decrease in HVS revenues is primarily due to our reduced exposure to the mobility handset business and the television set displays business, partially offset by an increase in the sale of printer products due to new program wins. In addition, for the three months ended February 29, 2012, as compared to the same period in the prior fiscal year, the overall end market weakness across the telecommunications and networking industries was also a contributing factor to the decrease in E&I revenues.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months		Six months
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
DMS
Specialized Services	25%	16%	24%	16%
Industrial & CleanTech	12%	12%	12%	12%
Instrumentation & Healthcare	7%	7%	7%	7%

Total DMS	44%	35%	43%	35%

Total E&I	29%	32%	28%	30%

Total HVS	27%	33%	29%	35%

Total	100%	100%	100%	100%

Foreign revenue represented 86.1% and 86.4% of our net revenue during the three months and six months ended February 29, 2012, respectively, compared to 84.9% and 85.7% of our net revenue during the three months and six months ended February 28, 2011, respectively. We currently expect our foreign revenue as a percentage of total net revenue to slightly decrease as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $322.2 million (7.6% of net revenue) and $662.2 million (7.7% of net revenue) during the three months and six months ended February 29, 2012, respectively, compared to $296.4 million (7.5% of net revenue) and $607.0 million (7.6% of net revenue) during the three months and six months ended February 28, 2011, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue was primarily due to additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments, increased revenue from certain of our existing customers, including new program wins with these customers, which allow us to better utilize capacity and absorb fixed costs and an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $160.8 million (3.8% of net revenue) and $318.6 million (3.7% of net revenue) during the three months and six months ended February 29, 2012, respectively, compared to $141.8 million (3.6% of net revenue) and $284.3 million (3.5% of net revenue) during the three months and six months ended February 28, 2011. Selling, general and administrative expenses increased from the same periods of the prior fiscal year due to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business and additional selling, general and administrative expenses associated with acquisitions, including F-I Holding Company (which directly or indirectly wholly owns certain French and Italian operations) during the second quarter of fiscal year 2011 and Telmar Network Technology, Inc. (“Telmar”) during the second quarter of fiscal year 2012 .

Research and Development. Research and development expenses remained relatively consistent at $6.3 million (0.2% of net revenue) and $12.5 million (0.1% of net revenue) during the three months and six months ended February 29, 2012, respectively, compared to $6.5 million (0.2% of net revenue) and $12.3 million (0.2% of net revenue) during the three months and six months ended February 28, 2011, respectively.

Amortization of Intangibles. Amortization of intangible assets decreased to $4.9 million and $9.9 million during the three months and six months ended February 29, 2012, respectively, compared to $5.7 million and $11.6 million during the three months and six months ended February 28, 2011, respectively. The decrease was primarily attributable to certain intangible assets that became fully amortized since the comparative period, partially offset by an increase to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Telmar. Refer to Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for discussion of our acquisition of Telmar.

Other Expense. Other expense increased to $1.9 million and $4.6 million during the three months and six months ended February 29, 2012, respectively, compared to $0.8 million and $0.6 million during the three months and six months ended February 28, 2011, respectively. The increase was primarily due to (a) incremental gains of $0.6 million and $1.2 million, respectively, recognized during the three months and six months ended February 28, 2011 associated with the purchase of receivables from an unrelated third party; (b) an incremental gain of $0.4 million recognized during the six months ended February 28, 2011 associated with the sale of an available-for-sale security; (c) a loss of $0.5 million recognized during the six months ended February 28, 2011 under the North American asset-backed securitization program that was recorded to interest expense instead of to other expense as the program was accounted for as a secured borrowing during a portion of that time; and (d) losses of $0.7 million and $1.2 million, respectively, recognized during the three months and six months ended February 29, 2012 under the foreign asset-backed securitization program that were recorded to other expense instead of to interest expense (as it was recorded during the three months and six months ended February 28, 2011 as the program was accounted for as a secured borrowing during that time). Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

Interest Income. Interest income decreased to $0.3 million and $0.8 million during the three months and six months ended February 29, 2012, respectively, compared to $0.7 million and $1.6 million during the three months and six months ended February 28, 2011, respectively. The decrease during these periods was primarily due to reduced cash investments.

Interest Expense. We recorded interest expense of $26.3 million and $51.8 million during the three months and six months ended February 29, 2012, respectively, compared to $25.8 million and $47.9 million during the three months and six months ended February 28, 2011, respectively. The increase was primarily due to increased borrowings associated with our five year unsecured credit facility amended as of December 7, 2010 (the “Credit Facility”) which was entered into during the second quarter of fiscal year 2011. These increases were partially offset by the losses recognized in connection with the asset-backed securitization programs that were recorded to interest expense during the three months and six months ended February 28, 2011 because the North American asset-backed securitization program was accounted for as a secured borrowing for a portion of the period and the foreign asset-backed securitization program was accounted for as a secured borrowing for the full period. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

Income Tax Expense. Income tax expense reflects an effective tax rate of 19.6% and 20.1% during the three months and six months ended February 29, 2012, respectively, as compared to an effective tax rate of 29.3% and 23.6% during the three months and six months ended February 28, 2011, respectively. The effective tax rate for the three months and six months ended February 29, 2012 differs from the effective tax rate for the three months and six months ended February 28, 2011 primarily due to the acquisition of F-I Holding Company in the second quarter of fiscal year 2011. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Operating income (U.S. GAAP)	$150,218	$104,641	$321,060	$260,641
Amortization of intangibles	4,871	5,665	9,945	11,634
Stock-based compensation and related charges	21,069	20,301	39,734	39,801
Restructuring and impairment charges	—	196	—	628
Settlement of receivables and related charges	—	13,607	—	13,607
Loss on disposal of subsidiaries	—	23,944	—	23,944

Core operating income (Non-U.S. GAAP)	$176,158	$168,354	$370,739	$350,255

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$97,698	$55,403	$210,570	$162,080
Amortization of intangibles, net of tax	4,858	5,653	9,919	11,611
Stock-based compensation and related charges, net of tax	20,595	20,006	38,864	39,011
Restructuring and impairment charges, net of tax	—	196	—	628
Settlement of receivables and related charges	—	13,607	—	13,607
Loss on disposal of subsidiaries, net of tax	—	23,944	—	23,944

Core earnings (Non-U.S. GAAP)	$123,151	$118,809	$259,353	$250,881

Earnings per share: (U.S. GAAP)
Basic	$0.47	$0.26	$1.02	$0.75

Diluted	$0.46	$0.25	$1.00	$0.74

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.59	$0.55	$1.26	$1.17

Diluted	$0.58	$0.54	$1.23	$1.14

	Three months ended		Six months ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Common shares used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):

Basic	207,287	215,170	206,337	214,781

Diluted	212,148	221,022	211,410	219,469

Core operating income increased to $176.2 million and $370.7 million during the three months and six months ended February 29, 2012, respectively, compared to $168.4 million and $350.3 million during the three months and six months ended February 28, 2011, respectively. Core earnings increased to $123.2 million and $259.4 million for the three months and six months ended February 29, 2012, respectively, compared to $118.8 million and $250.9 million during the three months and six months ended February 28, 2011, respectively. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months and Six Months Ended February 29, 2012, Compared to the Three Months and Six Months Ended February 28, 2011 – Gross Profit.”

Acquisitions and Expansion

As discussed in Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements, we completed our acquisition of Telmar during the second quarter of fiscal year 2012. Acquisitions are accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At February 29, 2012, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 29, 2012 and February 28, 2011 (in thousands):

	Six months ended
	February 29, 2012	February 28, 2011
Net cash provided by operating activities	$5,228	$367,605
Net cash used in investing activities	(298,805)	(220,992)
Net cash provided by financing activities	119,564	9,744
Effect of exchange rate changes on cash	(7,248)	1,631

Net (decrease) increase in cash and cash equivalents	$(181,261)	$157,988

Net cash provided by operating activities during the six months ended February 29, 2012 was approximately $5.2 million. This resulted largely from net income of $212.0 million that includes $173.7 million in non-cash depreciation and amortization expense, which was partially offset by a $259.0 million decrease in accounts payable and accrued expenses and a $119.8 million increase in inventories. The decrease in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in inventories was primarily to support the transition of certain program wins and higher revenue levels.

Net cash used in investing activities during the six months ended February 29, 2012 was $298.8 million. This consisted primarily of capital expenditures of $180.5 million principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades and $128.5 million of net cash paid to acquire Telmar. These increases were partially offset by $9.7 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities during the six months ended February 29, 2012 was $119.6 million. This resulted from our receipt of approximately $4.6 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $4.3 billion of borrowings under the Credit Facility. This was offset by repayments in an aggregate amount of approximately $4.4 billion, which primarily included an aggregate of $4.1 billion of repayments under the Credit Facility. In addition, we paid approximately $40.0 million to repurchase 1,758,291 of our common shares, $32.1 million in dividends to stockholders and $31.1 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $31.1 million of employee-owned common stock related to this vesting) during the six months ended February 29, 2012.

Sources

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Credit Facility amended as of March 19, 2012 (the “Amended and Restated Credit Facility” which is further discussed in the following paragraphs) and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. The current shelf registration statement will expire in the first quarter of fiscal year 2015 at which time we anticipate filing a new shelf registration statement. Any future sale or issuance of equity or convertible debt securities could result in dilution to current or future shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common shares.

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

a. Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with our asset-backed securitization programs, at February 29, 2012, we had sold $734.7 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $271.5 million, and a net deferred purchase price receivable. At February 29, 2012, the deferred purchase price receivable totaled approximately $463.2 million which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2012, the factoring agreement was extended through September 30, 2012, at which time it is expected to automatically renew for an additional six-month period.

During the three months and six months ended February 29, 2012, we sold $22.0 million and $43.4 million of trade accounts receivable, respectively, and received cash proceeds of $22.0 million and $43.4 million during the three months and six months ended February 29, 2012, respectively.

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

During the three months and six months ended February 29, 2012, we sold $0.6 billion and $1.1 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.6 billion and $1.1 billion during the three months and six months ended February 29, 2012, respectively.

Notes payable and long-term debt outstanding at February 29, 2012 and August 31, 2011, are summarized below (in thousands):

	February 29, 2012	August 31, 2011
7.750% Senior Notes due 2016	$304,356	$303,501
8.250% Senior Notes due 2018	397,711	397,521
5.625% Senior Notes due 2020	400,000	400,000
Borrowings under credit facilities	280,030	72,100
Borrowings under loans	1,596	2,062
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	10,384	11,570

Total notes payable and long-term debt	1,394,077	1,186,754
Less current installments of notes payable and long-term debt	281,602	74,160

Notes payable and long-term debt, less current installments	$1,112,475	$1,112,594

On March 19, 2012, we entered into the five-year unsecured Amended and Restated Credit Facility which is an amendment and restatement of the Credit Facility. The Amended and Restated Credit Facility provides for a revolving credit facility in the initial amount of $1.3 billion, which may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, and 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt and loss on sale of accounts receivables. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

At February 29, 2012 and February 28, 2011, we were in compliance with all covenants under the Credit Facility and our asset-backed securitization programs.

Uses

On October 20, 2011 and January 25, 2012, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2011 and February 16, 2012, respectively. The total cash dividend declared on October 20, 2011 of $17.4 million was paid on December 1, 2011 and the total cash dividend declared on January 25, 2012 of $17.3 million was paid on March 1, 2012. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. We repurchased 1,758,291 shares in the second quarter of fiscal year 2012 for approximately $40.0 million which leaves approximately $60.0 million available for repurchase.

On December 1, 2011, we completed our acquisition of Telmar by acquiring 100% of the issued and outstanding common shares of Telmar for approximately $132.2 million in cash which was primarily funded through the Credit Facility and which remains subject to adjustment based on a review of the actual net assets and expenses of Telmar as of the closing date. Refer to Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for further details surrounding the Telmar acquisition.

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

At February 29, 2012, we had approximately $707.4 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $325.9 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $500.0 million to $600.0 million, principally for machinery and equipment for new business, including new process technology within our DMS segment, maintenance levels of machinery and equipment, information technology infrastructure upgrades and construction of new greenfield facilities. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the repurchase of common shares and our working capital requirements for the next 12 months.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of February 29, 2012 are summarized below. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,383,693	$281,602	$24	$304,356	$797,711
Future interest on notes payable and long-term debt (b)	505,660	80,620	159,421	144,315	121,304
Operating lease obligations	215,372	65,730	71,833	38,481	39,328
Estimated future benefit payments to plan	71,327	5,434	11,927	14,218	39,748
Capital commitments (c)	—	—	—	—	—

Total contractual cash obligations (d)	$2,176,052	$433,386	$243,205	$501,370	$998,091

(a)	The above table excludes an $10.4 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.
(b)	At February 29, 2012, our notes payable and long-term debt pay interest at predominantly fixed rates.
(c)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $6.5 million as of February 29, 2012. The remaining commitment of $3.5 million is callable over the next 18 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.
(d)	At February 29, 2012, we have $0.2 million and $94.7 million recorded as a current and long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 29, 2012, except for certain foreign currency contracts, with a notional amount outstanding of $217.4 million and a fair value of $2.6 million recorded in prepaid and other current assets and $0.8 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at February 29, 2012 that do not qualify as accounting hedges was $751.0 million. The fair value of these contracts amounted to a $9.0 million asset recorded in prepaid and other current assets and a $7.9 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as hedging instruments and those that are not) will generally expire in less than three months, with 9 months being the maximum term of the contracts outstanding at February 29, 2012. The change in fair value related to contracts designated as hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swedish krona, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of February 29, 2012, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 29, 2012, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At February 29, 2012, the hedge accounting adjustment recorded is $10.4 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $280.0 million in borrowings outstanding under these facilities at February 29, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 29, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 29, 2012, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On December 1, 2011, we acquired Telmar. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of February 29, 2012 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Telmar and the entities that it directly or indirectly owns represent less than 3% of our total consolidated assets at February 29, 2012 and net revenue generated by Telmar and the entities that it directly or indirectly owns subsequent to the date of acquisition represent less than 1% of our consolidated net revenue for the three months ended February 29, 2012. As part of our acquisition of Telmar we continue to evaluate Telmar’s internal controls over financial reporting. From the acquisition date to February 29, 2012, the processes and systems of Telmar’s acquired operations did not significantly impact our internal control over financial reporting.

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

During the six months ended February 29, 2012, our five largest customers accounted for approximately 49% of our net revenue and our 51 largest customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of our customers and the business we currently do and may do in the future for these customers, this dependence may increase in the future. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity.

During past economic cycles, our revenue declined as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations and similar conditions may exist in the future. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, we generate significant accounts receivable in connection with providing electronics design, production and product management services to our customers. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. In addition, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in accounts receivable.

Certain of the industries to which we provide services have experienced significant financial difficulty during the recent recession, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors – We face certain risks in collecting our trade accounts receivable.”

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The following factors, among others, reduce our ability to accurately estimate future customer requirements: the short-term nature of our customers’ commitments; their uncertainty about, among other things, future economic conditions and other events, such as the flooding in Thailand in the second half of 2011; and the possibility of rapid changes in demand for their products. In addition, uncertainty about future economic conditions makes it difficult to forecast operating results and make production planning decisions about future periods.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. At various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In addition, natural disasters and global events, such as the flooding in Thailand in the second half of 2011, could cause material shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations.

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

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. These risks are also heightened by the recent tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Finally, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies.

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

We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices, criminal activity or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations.

We derive a majority of our revenue from our international operations, which may be subject to a number of risks and often require more management time and expense to achieve profitability than our domestic operations.

We derived 86.1% and 86.4% of net revenue from international operations during the three months and six months ended February 29, 2012, respectively, compared to 84.9% and 85.7% during the three months and six months ended February 28, 2011, respectively. At February 29, 2012, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry and Solihull England; Brest and Gallargues, France; Boblingen and Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Gurgoan, Mumbai and Ranjangaon, India; Dublin, Ireland; Bergamo, Cassina de Pecchi and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang and Selangor, Malaysia; Chihuahua, Guadalajara, Nogales, Reynosa and Tlalnepantla, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung, Taipei and Taoyuan City, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships which can be difficult and expensive to terminate;

•	rising labor costs, in particular within the lower-cost regions in which we operate, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes;

•

increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•

burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including quotas), environmental policies and privacy issues;

•	less favorable, or relatively undefined, intellectual property laws;

•

unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws;

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses; and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

These factors may harm our results of operations. Also, any measures that we may implement to reduce risks of our international operations may not be effective and may require significant management time and effort. In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing facilities before any significant revenue is generated. As a result, initial operations in a new market may operate at low margins or may be unprofitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Another significant legal risk resulting from our international operations is the risk of non-compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Bribery Act (“ACT”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the ACT or other U.S. laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA, the ACT and similar laws, there can be no assurance that all of our employees, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

We have completed the installation of an Enterprise Resource Planning system in most of our manufacturing sites and in our corporate location. We are in the process of installing this system in certain of our remaining facilities which will replace the current Manufacturing Resource Planning system and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

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

Compliance or the failure to comply with current and future environmental, health and safety, product stewardship and producer responsibility laws or regulations could cause us significant expense.

We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments or those relating to the recycling or reuse of products we manufacture. If we fail to comply with any present or future regulations, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.

Certain environmental laws impose liability for the costs of investigation, removal and remediation of hazardous or toxic substances on an owner, occupier or operator of real estate, or on parties who arranged for hazardous substance treatment or disposal, even if such person or company was unaware of or not responsible for contamination at the affected site. Soil and groundwater contamination may have occurred at, near or arising from some of our facilities. From time to time we investigate, remediate and monitor soil and groundwater contamination at certain of our operating sites. In certain instances where contamination existed prior to our ownership or occupation of a site, landlords or former owners have retained some contractual responsibility for contamination and remediation. However, failure of such persons to perform those obligations could result in us being required to address such contamination. As a result, we may incur clean-up costs in such potential removal or remediation efforts. In other instances, we may be responsible for clean-up costs and other environmental liabilities, including the possibility of third-party claims in connection with contaminated sites.

From time to time new regulations are enacted, or existing requirements are changed, and it is difficult to anticipate how such regulations and changes will be implemented and enforced. We continue to evaluate the necessary steps for compliance with regulations as they are enacted.

Over the last several years, for example, we or our customers have become subject to certain legal requirements, principally in Europe, regarding the use or presence of certain hazardous substances in, and the collection, reuse and recycling of waste from, certain products that we manufacture. Similar requirements are being developed or imposed in other areas of the world where we manufacture or sell products, including China and the U.S. We believe that we comply, and will be able to continue to comply, with such emerging requirements. We may experience negative consequences from these requirements, however, including, but not limited to, supply shortages or delays, increased raw material and component costs, accelerated obsolescence of certain of our raw materials, components and products, increased administrative and supply chain management costs, and the need to modify or create new designs for our existing and future products.

Our failure to comply with any applicable regulatory requirements or with related contractual obligations could result in our being directly or indirectly liable for costs (including product recall and/or replacement costs), fines or penalties and third party claims, and could jeopardize our ability to conduct business in the jurisdictions implementing them.

In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which may result in new environmental, health and safety regulations that may negatively affect us, our suppliers and our customers. This could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

We and our customers are increasingly concerned with environmental issues, such as waste management (including recycling) and climate change (including reducing carbon outputs). We expect these concerns to grow and require increased investments of time and resources.

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, changes in local tax rates or countries adopting more aggressive interpretations of tax laws.

Refer to Note 10 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for details of the field examination completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2003 through 2005 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

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

As of February 29, 2012, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of February 29, 2012, there were $281.6 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

As of the filing date, we have the ability to borrow up to $1.3 billion under the Amended and Restated Credit Facility. In addition, the Amended and Restated Credit Facility contemplates a potential increase of up to an additional $300.0 million, if we and the lenders later agree to such increase. We could incur additional indebtedness in the future in the form of bank loans, notes or convertible securities.

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

At February 29, 2012, our executive officers, directors and certain of their family members collectively beneficially owned 9.9% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 6.1%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Our operations and those of our suppliers may be subject to natural disasters (such as the March 2011 earthquake and tsunami in Japan and the flooding in Thailand in the second half of 2011) or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fire, extreme weather conditions, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock during the three months ended February 29, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
December 1, 2011 – December 31, 2011	50,000	$20.11	50,000	$98,993,395
January 1, 2012 – January 31, 2012	1,003,997	$21.50	1,000,000	$77,475,260
February 1, 2012 – February 29, 2012	712,128	$24.55	708,291	$60,077,332

Total	1,766,125	$22.69	1,758,291	$60,077,332

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	On October 20, 2011, our Board of Directors authorized the repurchase of up to $100.0 million of shares of our common stock during the twelve month period following the meeting. During the three months ended February 29, 2012, 1.8 million shares were repurchased in the open market. The remaining authorized shares will be repurchased from time-to-time in open market transactions at our discretion, subject to market conditions and other factors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3 (5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4 (6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5 (7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6 (6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.7 (7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

10.1		Amended and Restated Senior Five Year Credit Agreement, dated as of March 19, 2012, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS (8)	—	XBRL Instance Document.

101.SCH (8)	—	XBRL Taxonomy Extension Schema Document.

101.CAL (8)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (8)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (8)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (8)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed (File No. 001-14063) by the Registrant on November 2, 2010.
(8)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: April 6, 2012	By:	/S/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: April 6, 2012	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

10.1	—	Amended and Restated Senior Five Year Credit Agreement, dated as of March 19, 2012, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.