Form 10-Q
period 2012-05-31
JABIL CIRCUIT INC
filed 2012-07-03
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

As of June 21, 2012, there were 205,481,725 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31, 2012 (Unaudited)	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$742,129	$888,611
Accounts receivable, net of allowance for doubtful accounts of $2,850 at May 31, 2012 and $4,788 at August 31, 2011	1,127,794	1,100,926
Inventories	2,377,485	2,227,339
Prepaid expenses and other current assets	1,053,837	868,892
Income taxes receivable	7,410	33,855
Deferred income taxes	26,382	15,737

Total current assets	5,335,037	5,135,360
Property, plant and equipment, net of accumulated depreciation of $1,521,939 at May 31, 2012 and $1,363,481 at August 31, 2011	1,659,484	1,641,335
Goodwill	94,283	36,199
Intangible assets, net of accumulated amortization of $138,121 at May 31, 2012 and $128,467 at August 31, 2011	122,142	89,106
Income tax receivable	15,393	—
Deferred income taxes	69,788	74,989
Other assets	76,711	80,951

Total assets	$7,372,838	$7,057,940

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$296,418	$74,160
Accounts payable	2,900,664	2,885,168
Accrued expenses	820,844	892,391
Income taxes payable	30,196	32,987
Deferred income taxes	3,116	5,182

Total current liabilities	4,051,238	3,889,888
Notes payable and long-term debt, less current installments	1,140,154	1,112,594
Other liabilities	69,607	67,423
Income tax liability	74,792	88,451
Deferred income taxes	21,170	15,761

Total liabilities	5,356,961	5,174,117

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 231,512,492 and 224,653,990 shares issued and 205,473,091 and 203,416,503 shares outstanding at May 31, 2012 and August 31, 2011, respectively	231	225
Additional paid-in capital	1,723,910	1,649,431
Retained earnings	701,367	441,793
Accumulated other comprehensive income	109,265	194,706
Treasury stock at cost, 26,039,401 and 21,237,487 shares at May 31, 2012 and August 31, 2011	(521,207)	(419,035)

Total Jabil Circuit, Inc. stockholders’ equity	2,013,566	1,867,120
Noncontrolling interests	2,311	16,703

Total equity	2,015,877	1,883,823

Total liabilities and equity	$7,372,838	$7,057,940

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net revenue	$4,250,918	$4,227,688	$12,813,861	$12,238,532
Cost of revenue	3,921,595	3,909,312	11,822,364	11,313,165

Gross profit	329,323	318,376	991,497	925,367
Operating expenses:
Selling, general and administrative	162,748	154,112	481,382	438,368
Research and development	6,518	6,544	19,053	18,825
Amortization of intangibles	3,454	5,187	13,399	16,821
Restructuring and impairment charges	—	—	—	628
Settlement of receivables and related charges	—	—	—	13,607
Loss on disposal of subsidiaries	—	—	—	23,944

Operating income	156,603	152,533	477,663	413,174
Other expense	1,899	1,771	6,503	2,418
Interest income	(733)	(897)	(1,579)	(2,486)
Interest expense	26,462	25,149	78,303	73,088

Income before income tax	128,975	126,510	394,436	340,154
Income tax expense	27,377	22,222	80,812	72,737

Net income	101,598	104,288	313,624	267,417
Net income (loss) attributable to noncontrolling interests, net of income tax expense	278	(407)	1,734	642

Net income attributable to Jabil Circuit, Inc.	$101,320	$104,695	$311,890	$266,775

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.49	$0.49	$1.51	$1.24

Diluted	$0.48	$0.47	$1.47	$1.21

Weighted average shares outstanding:
Basic	206,298	215,705	206,326	215,092

Diluted	211,541	222,337	211,749	220,773

Cash dividends declared per common share	$0.08	$0.07	$0.24	$0.21

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net income	$101,598	$104,288	$313,624	$267,417

Other comprehensive income:

Foreign currency translation adjustment	(57,688)	25,552	(87,787)	61,548
Change in fair value of derivative instruments, net of tax	(2,861)	4,340	252	6,869
Adjustment for net losses (gains) realized and included in net income related to derivative instruments, net of tax	805	(923)	2,094	(291)

Comprehensive income	41,854	133,257	228,183	335,543
Comprehensive income (loss) attributable to noncontrolling interests	278	(407)	1,734	642

Comprehensive income attributable to Jabil Circuit, Inc.	$41,576	$133,664	$226,449	$334,901

Accumulated foreign currency translation adjustments were $140.7 million at May 31, 2012 and $228.4 million at August 31, 2011. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock				Accumulated
	Shares Outstanding	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823

Shares issued upon exercise of stock options	893,215	—	12,358	—	—	—	—	12,358
Shares issued under employee stock purchase plan	372,118	1	6,217					6,218
Vesting of restricted stock awards	5,593,169	5	(5)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,589,496)	—	—	—	—	(31,181)	—	(31,181)
Treasury shares purchased	(3,212,418)	—	—	—	—	(70,991)	—	(70,991)

Recognition of stock-based compensation	—	—	59,830	—	—	—	—	59,830
Excess tax benefit of stock awards	—	—	737	—	—	—	—	737
Declared dividends	—	—	—	(51,983)	—	—	—	(51,983)
Comprehensive income	—	—	—	311,890	(85,164)	—	1,734	228,460
Declared dividends to noncontrolling interests	—	—	—	(333)	—	—	—	(333)

Purchase of noncontrolling interests	—	—	(4,658)	—	(277)	—	(15,566)	(20,501)
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(560)	(560)

Balance at May 31, 2012	205,473,091	$231	$1,723,910	$701,367	$109,265	$(521,207)	$2,311	$2,015,877

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net income	$313,624	$267,417
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	262,186	234,312
Recognition of stock-based compensation expense	59,857	59,854
Settlement of receivables and related charges	—	12,673
Loss on disposal of subsidiaries	—	23,944
Other, net	6,959	8,062
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(22,634)	100,226
Inventories	(162,076)	(187,146)
Prepaid expenses and other current assets	(201,715)	(145,384)
Other assets	(3,302)	(10,011)
Accounts payable and accrued expenses	(52,439)	148,289
Income taxes payable	(8,933)	12,181

Net cash provided by operating activities	191,527	524,417

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(125,098)	3,985
Acquisition of property, plant and equipment	(291,792)	(320,965)
Proceeds from sale of property, plant and equipment	12,555	13,669
Proceeds from disposal of available for sale investments	—	5,800
Cost of receivables acquired, net of cash collections	517	(521)

Net cash used in investing activities	(403,818)	(298,032)

Cash flows from financing activities:
Borrowings under debt agreements	7,033,854	5,706,610
Payments toward debt agreements	(6,783,726)	(5,714,853)
Dividends paid to stockholders	(48,716)	(45,306)
Dividends paid to noncontrolling interest	(333)	—
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	18,576	17,778
Payments to acquire treasury stock	(70,991)	—
Treasury stock minimum tax withholding related to vesting of restricted stock	(31,181)	(9,739)
Debt issuance costs	(5,014)	(14,549)
Excess tax benefit related to stock awards	750	179
Cash paid to purchase noncontrolling interest	(20,501)	—

Net cash provided by (used in) financing activities	92,718	(59,880)

Effect of exchange rate changes on cash and cash equivalents	(26,909)	311

Net (decrease) increase in cash and cash equivalents	(146,482)	166,816
Cash and cash equivalents at beginning of period	888,611	744,329

Cash and cash equivalents at end of period	$742,129	$911,145

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2011. Results for the nine month period ended May 31, 2012 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2012.

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

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Numerator:
Net income attributable to Jabil Circuit, Inc.	$101,320	$104,695	$311,890	$266,775

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	206,298	213,862	206,326	212,876
Share-based payment awards classified as participating securities	—	1,843	—	2,216

Denominator for basic earnings per share	206,298	215,705	206,326	215,092

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	363	806	347	869
Dilutive unvested restricted stock awards	4,880	5,826	5,076	4,812

Denominator for diluted earnings per share	211,541	222,337	211,749	220,773

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.49	$0.49	$1.51	$1.24

Diluted	$0.48	$0.47	$1.47	$1.21

For the three months and nine months ended May 31, 2012 options to purchase 3,760,307 and 3,764,827 shares of common stock and 3,322,518 and 4,962,489 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2011 options to purchase 4,107,337 and 4,120,993 shares of common stock and 5,288,984 and 5,360,899 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2012 and 2011:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)
Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012
	April 19, 2012	$0.08	$17,281	May 15, 2012	June 1, 2012

Fiscal year 2011:	October 21, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 19, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647	May 16, 2011	June 1, 2011

3. Inventories

Inventories consist of the following (in thousands):

	May 31, 2012	August 31, 2011
Raw materials	$1,563,038	$1,493,904
Work in process	463,956	451,162
Finished goods	350,491	282,273

	$2,377,485	$2,227,339

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $20.1 million and $59.9 million of stock-based compensation expense before tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2012, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $1.2 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2012, respectively. The Company recorded $20.1 million and $59.9 million of stock-based compensation expense before tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2011, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.8 million and $1.6 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2011, respectively.

The following table summarizes stock option, stock appreciation right and restricted stock award activity from August 31, 2011 through May 31, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2011	9,164,425	10,473,033	$4,029	$24.76	3.70

Options cancelled	477,867	(477,867)		$26.52
Options expired	(53,274)			$15.23
Restricted stock awards granted(1)	(4,837,763)
Options exercised		(1,169,662)		$16.79

Balance at May 31, 2012	4,751,255	8,825,504	$2,381	$25.79	3.14

Exercisable at May 31, 2012		8,806,343	$2,260	$25.81	3.13

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2011 through May 31, 2012:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2011	14,097,278	$12.91

Changes during the period
Shares granted (1)	5,219,122	$19.42
Shares vested	(5,593,169)	$10.00
Shares forfeited	(381,359)	$15.56

Non-vested balance at May 31, 2012	13,341,872	$16.60

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

During the nine months ended May 31, 2012, the Company awarded approximately 2.1 million time-based restricted stock units, which generally vest on a graded vesting schedule over three years, and 2.1 million performance-based restricted stock units, which entitle recipients to shares of the Company's stock of up to 150% of the number of units granted with the performance measurement generally occurring initially at the end of a three year vesting period and subsequently occurring after a fourth and fifth year (if applicable) depending on the level of achievement of the specified performance conditions.

At May 31, 2012, there was $79.2 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.4 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2012, the Company’s five largest customers accounted for approximately 48% of its net revenue and 53 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include distressed customer charges, stock-based compensation expense and related charges, amortization of intangibles, restructuring and impairment charges, settlement of receivables and related charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, income tax expense or adjustment for net income (loss) attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net revenue
DMS	$1,871,508	$1,532,902	$5,546,347	$4,328,907
E&I	1,323,816	1,382,633	3,747,482	3,783,550
HVS	1,055,594	1,312,153	3,520,032	4,126,075

	$4,250,918	$4,227,688	$12,813,861	$12,238,532

Segment income and reconciliation of income before income tax

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
DMS	$122,334	$94,338	$353,612	$275,522
E&I	29,306	54,052	73,173	163,410
HVS	38,689	29,383	134,283	89,096

Total segment income	190,329	177,773	561,068	528,028
Reconciling items:
Distressed customer charge	10,149	—	10,149	—
Stock-based compensation expense and related charges	20,123	20,053	59,857	59,854
Amortization of intangibles	3,454	5,187	13,399	16,821
Restructuring and impairment charges	—	—	—	628
Settlement of receivables and related charges	—	—	—	13,607
Loss on disposal of subsidiaries	—	—	—	23,944
Other expense	1,899	1,771	6,503	2,418
Interest income	(733)	(897)	(1,579)	(2,486)
Interest expense	26,462	25,149	78,303	73,088

Income before income tax	$128,975	$126,510	$394,436	$340,154

	May 31, 2012	August 31, 2011
Total assets
DMS	$2,889,723	$2,417,256
E&I	1,179,049	1,194,774
HVS	1,051,434	1,232,378
Other non-allocated assets	2,252,632	2,213,532

	$7,372,838	$7,057,940

The Company operates in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 84.4% and 85.7% of net revenue during the three months and nine months ended May 31, 2012, respectively, compared to 85.8% and 85.7% of net revenue for the three months and nine months ended May 31, 2011, respectively.

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding at May 31, 2012 and August 31, 2011, are summarized below (in thousands):

	May 31, 2012	August 31, 2011
7.750% Senior Notes due 2016	$304,791	$303,501
8.250% Senior Notes due 2018	397,807	397,521
5.625% Senior Notes due 2020	400,000	400,000
Borrowings under credit facilities (a)	290,500	72,100
Borrowings under loans (b)	33,684	2,062
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	9,790	11,570

Total notes payable and long-term debt	1,436,572	1,186,754
Less current installments of notes payable and long-term debt	296,418	74,160

Notes payable and long-term debt, less current installments	$1,140,154	$1,112,594

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes and $400.0 million of 5.625% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $351.0 million, $463.0 million and $420.5 million, respectively, at May 31, 2012. The fair value estimates are based upon observable market data (Level 2 criteria).

(a.) Amended and Restated Credit Facility

On March 19, 2012, the Company entered into an amended and restated senior unsecured five-year revolving credit facility (the “Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit facility in the initial amount of $1.3 billion, which may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt and loss on sale of accounts receivables. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

(b.) Borrowings under loans

On May 2, 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors as proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. At May 31, 2012, the VIE had approximately $32.2 million of total assets, of which approximately $31.6 million was comprised of a note receivable due from the Company, and approximately $32.3 million of total liabilities, of which approximately $32.2 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $32.2 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE. The Company consolidates the financial statements of the VIE and eliminates all intercompany transactions.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program and three uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2012 and 2011, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program and its foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has the power to direct the activities of the entity and has the obligation to absorb the majority of the expected losses or the right to receive the benefits from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

The foreign asset-backed securitization program was amended on May 15, 2012 to expire on May 15, 2015.

In connection with the asset-backed securitization programs, the Company sold $2.1 billion and $6.2 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2012, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $5.6 billion during the three months and nine months ended May 31, 2012, respectively, and a net deferred purchase price receivable. At May 31, 2012, the deferred purchase price receivable recorded in connection with the asset-backed securitization programs totaled approximately $542.2 million, net of a $10.1 million valuation allowance established for accounts receivable sold into the asset-backed securitization programs that, subsequent to its sale, became involved in a legal dispute between the Company and the customer. Refer to Note 10 – “Commitments and Contingencies” for further details on the aforementioned legal dispute.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.4 million and $4.5 million during the three months and nine months ended May 31, 2012, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

In connection with the North American asset-backed securitization program, the Company sold $1.4 billion and $4.3 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2011, respectively. In exchange, the Company received cash proceeds of $1.1 billion and $4.0 billion during the three months and nine months ended May 31, 2011, respectively, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable recorded in connection with the North American asset-backed securitization program totaled approximately $280.1 million.

The Company recognized pretax losses on the sales of receivables under the North American asset-backed securitization program of approximately $0.8 million and $2.7 million during the three months and nine months ended May 31, 2011, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

Subsequent to the amendment of the foreign asset-backed securitization program on May 11, 2011 through May 31, 2011, the Company sold (including amounts transferred into the program on the amendment date) $352.8 million of eligible trade accounts receivable. In exchange, the Company received cash proceeds of $258.9 million during the same period, and a net deferred purchase price receivable. At May 31, 2011, the deferred purchase price receivable totaled approximately $93.9 million. The resulting losses on the sales of the receivables subsequent to the amendment on May 11, 2011 through May 31, 2011 were $0.5 million and were recorded to other expense within the Condensed Consolidated Statements of Operations.

Prior to amendments that were effective for the North American asset-backed securitization program during the first quarter of fiscal year 2011 and for the foreign asset-backed securitization program during the third quarter of fiscal year 2011 (May 11, 2011), the asset-backed securitization programs were accounted for as secured borrowings. Accordingly, the Company incurred interest expense of $0.3 million and $1.4 million in the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2011 in connection with the asset-backed securitization programs.

The deferred purchase price receivables recorded under the asset-backed securitization programs are recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates which both have an immaterial impact on the fair value calculations of the deferred purchase price receivables.

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

The Company sold $19.2 million and $62.6 million of trade accounts receivable during the three months and nine months ended May 31, 2012, respectively, compared to $14.4 million and $50.6 million during the three months and nine months ended May 31, 2011, respectively. In exchange, the Company received cash proceeds of $19.2 million and $62.6 million during the three months and nine months ended May 31, 2012, respectively, compared to $14.3 million and $50.5 million during the three months and nine months ended May 31, 2011, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and nine months ended May 31, 2012 and 2011 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with three separate uncommitted trade accounts receivable sale agreements with banks, the third of which was entered into during the first quarter of fiscal year 2012, the Company may elect to sell and the banks may elect to purchase at a discount, on an ongoing basis, up to a maximum of $200.0 million, $250.0 million and $50.0 million, respectively, of specific trade accounts receivable at any one time. The $250.0 million uncommitted trade accounts receivable sale agreement has no defined termination date and either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. The $50.0 million uncommitted trade accounts receivable sale agreement will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. The $200.0 million uncommitted trade accounts receivable sale agreement was terminated on May 31, 2012.

During the three months and nine months ended May 31, 2012, the Company sold $0.5 billion and $1.6 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $0.5 billion and $1.6 billion during the three months and nine months ended May 31, 2012, respectively. During the three months and nine months ended May 31, 2011, the Company sold $697.8 million and $1.8 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $697.3 million and $1.8 billion, respectively. The resulting losses on the sales of trade accounts receivable during the three months and nine months ended May 31, 2012 and 2011 were not material.

8. Goodwill and Other Intangible Assets

The following table presents the changes in goodwill recorded to the Company’s reportable segments during the nine months ended May 31, 2012 (in thousands):

	August 31, 2011				May 31, 2012
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions & Adjustments	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$584,018	$(558,768)	$60,942	$(1,845)	$643,115	$(558,768)	$84,347
E&I	342,733	(331,784)	—	(1,013)	341,720	(331,784)	9,936
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,059,020	$(1,022,821)	$60,942	$(2,858)	$1,117,104	$(1,022,821)	$94,283

Finite lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years, intellectual property which is being amortized over periods of up to nine years and a trade name which is being amortized over two years. No significant residual value is estimated for the amortizable intangible assets. Indefinite lived intangible assets consist of a trade name. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at May 31, 2012 and August 31, 2011 (in thousands):

May 31, 2012	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$122,340	$(60,900)	$61,440
Intellectual property	84,688	(76,560)	8,128
Finite lived trade names	2,645	(661)	1,984
Indefinite lived trade names	50,590	—	50,590

Total	$260,263	$(138,121)	$122,142

August 31, 2011	Gross carrying amount	Accumulated amortization	Net carrying amount
Contractual agreements and customer relationships	$85,131	$(53,365)	$31,766
Intellectual property	79,550	(75,102)	4,448
Trade names	52,892	—	52,892

Total	$217,573	$(128,467)	$89,106

The weighted-average amortization period for aggregate net intangible assets at May 31, 2012 is 10.8 years, which includes a weighted-average amortization period of 11.2 years for net contractual agreements and customer relationships, a weighted-average amortization period of 8.7 years for net intellectual property and a weighted-average amortization period of 2.0 years for a net finite lived trade name.

In connection with the acquisition of Telmar Network Technology, Inc. (“Telmar”) in the second quarter of fiscal year 2012, the Company acquired $49.9 million of intangible assets, including $38.6 million assigned to customer relationships with an assigned useful life of 15 years, $2.7 million assigned to a finite lived trade name with an assigned useful life of two years and $8.6 million assigned to other intellectual property with an assigned useful life of nine years, and $60.9 million of goodwill. See Note 12 – “Business Acquisitions” for further details.

The Company’s estimated future intangible asset amortization expense is as follows (in thousands):

Fiscal year ending August 31,	Amount
2012 (remaining three months)	$3,430
2013	13,663
2014	11,362
2015	8,231
2016	4,961
Thereafter	29,905

Total	$71,552

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and nine months ended May 31, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Service cost	$370	$376	$1,060	$1,136
Interest cost	1,986	1,441	5,609	4,259
Expected long-term return on plan assets	(1,650)	(1,118)	(4,524)	(3,315)
Amortization of prior service cost	(7)	(6)	(21)	(19)
Recognized actuarial loss	308	447	913	1,453
Curtailment gain	—	—	—	(1,874)

Net periodic benefit cost	$1,007	$1,140	$3,037	$1,640

During the nine months ended May 31, 2012, the Company made contributions of approximately $3.5 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $4.2 million and $4.8 million to its funded pension plans during fiscal year 2012.

10. Commitments and Contingencies

a. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is involved in a commercial dispute with a former industrial and CleanTech customer regarding product warranty claims as well as the collection of a $10.1 million outstanding account receivable which has been submitted to binding arbitration. The Company has established a full valuation allowance for the outstanding account receivable. No reserve has been established regarding the product warranty dispute as a loss is not considered probable and no reasonably possible range of loss can be determined at the present time. The initial filings in the arbitration have been made and efforts are underway to establish a schedule for the arbitration proceedings. The Company believes that it has a strong position on the issues in dispute and that it will be able to resolve this matter without it having a material adverse effect on the Company’s Condensed Consolidated Financial Statements. There can be no assurance, however, that the Company will ultimately be successful in favorably resolving this dispute and if a sufficiently unfavorable outcome were to occur it could have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

b. Income Tax Examination

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. Also, the IRS has proposed interest and penalties on the Company with respect to fiscal years 2003 through 2005.

The IRS also completed its field examination for fiscal years 2006 through 2008 and issued a RAR on April 25, 2012. The proposed adjustments primarily related to the carryforward impact of the adjustments proposed by the IRS for fiscal years 2003 through 2005 related to valuable intangible property transferred to certain foreign affiliates without charge in prior years. Due to the utilization of tax attributes, including net operating loss (“NOL”) carryforwards and NOL carrybacks, there is no proposed additional tax payment, interest, or penalties contained in the RAR with respect to fiscal years 2006 through 2008. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). The Company also anticipates that the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $178.8 million and $176.0 million at May 31, 2012 and 2011, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2012 and December 31, 2012.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2012 and 2011 was $874.1 million and $686.9 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2012, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$8,805	$—	$8,805

Liabilities:
Forward foreign exchange contracts	—	(14,481)	—	(14,481)

Total	$—	$(5,676)	$—	$(5,676)

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2012 and August 31, 2011 (in thousands):

	Fair Values of Derivative Instruments At May 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$598	Other accrued expense	$1,978

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$8,207	Other accrued expense	$12,503

	Fair Values of Derivative Instruments At August 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,825	Other accrued expense	$2,798

Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,517	Other accrued expense	$3,979

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the nine months ended May 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$3,053	Revenue	$2,117	Revenue	$(28)
Forward foreign exchange contracts	$(563)	Cost of revenue	$1,677	Cost of revenue	$(1,421)
Forward foreign exchange contracts	$(2,238)	Selling, general and administrative	$(2,925)	Selling, general and administrative	$152

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$1,624	Revenue	$1,506	Revenue	$344
Forward foreign exchange contracts	$4,212	Cost of revenue	$1,423	Cost of revenue	$345
Forward foreign exchange contracts	$1,033	Selling, general and administrative	$482	Selling, general and administrative	$200

As of May 31, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $0.7 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the nine months ended May 31, 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Nine Months Ended May 31, 2012
Forward foreign exchange contracts	Cost of revenue	$2,954

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Nine Months Ended May 31, 2011
Forward foreign exchange contracts	Cost of revenue	$(2,483)

b. Interest Rate Risk Management

The Company periodically enters into interest rate swaps to manage interest rate risk associated with the Company’s borrowings.

Fair Value Hedges

During the second quarter of fiscal year 2011, the Company entered into a series of interest rate swaps with an aggregate notional amount of $200.0 million designated as fair value hedges of a portion of the Company’s 7.750% Senior Notes. Under these interest rate swaps, the Company received fixed rate interest payments and paid interest at a variable rate based on LIBOR plus a spread. The effect of these swaps was to convert fixed rate interest expense on a portion of the 7.750% Senior Notes to floating rate interest expense. Gains and losses related to changes in the fair value of the interest rate swaps were recorded to interest expense and offset changes in the fair value of the hedged portion of the underlying 7.750% Senior Notes. Interest expense recorded in connection with the interest rate swaps for the three and nine months ended May 31, 2012 is $0.6 million and $1.8 million, respectively.

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At May 31, 2012, the hedge accounting adjustment recorded is $9.8 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the nine months ended May 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—

As of May 31, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Nine months ended May 31, 2011
Accumulated comprehensive loss, August 31, 2010	$(16,086)
Changes in fair value of derivative instruments	6,869
Adjustment for net losses realized and included in net income related to derivative instruments	(291)

Accumulated comprehensive loss, May 31, 2011	$(9,508)

Nine months ended May 31, 2012
Accumulated comprehensive loss, August 31, 2011	$(11,172)
Changes in fair value of derivative instruments	252
Adjustment for net losses realized and included in net income related to derivative instruments	2,094

Accumulated comprehensive loss, May 31, 2012	$(8,826)

12. Business Acquisitions

On December 1, 2011, the Company completed its acquisition of Telmar by acquiring 100% of the issued and outstanding common shares of Telmar for approximately $128.9 million in cash. Telmar is a global provider of services and solutions for network service providers and enterprise and original equipment manufacturers. The acquisition of Telmar is expected to enhance the Company’s position in the telecommunications manufacturing and reverse logistics sector.

The acquisition of Telmar has been accounted for as a business combination using the acquisition method of accounting. The fair values of the net assets acquired were finalized during the third quarter of fiscal year 2012. Assets acquired of $184.2 million, including $60.9 million in goodwill and $49.9 million in definite lived intangible assets, and liabilities assumed of $55.3 million were recorded at their estimated fair values as of the acquisition date.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $60.9 million was recorded to goodwill and was assigned fully to the DMS operating segment.

13. Income Taxes

In the third quarter of fiscal year 2012, the Company decreased its unrecognized income tax benefits, interest, and penalties by approximately $20.8 million related to the anticipated resolution of a non-U.S. governmental tax audit.

14. New Accounting Guidance

During the second quarter of fiscal year 2011, the FASB issued new accounting guidance which requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period. This accounting guidance is effective for the Company for business combinations that occur beginning in fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

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

15. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2012 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

•

our substantial international operations, and the resulting risks related to our operating internationally, including weak global economic conditions, instability in global credit markets and unfavorable fluctuations in currency exchange rates;

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the nine months ended May 31, 2012, our largest customers currently include Agilent Technologies, Apple Inc., Cisco Systems, Inc., Ericsson, EchoStar Corporation, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc. and Research in Motion Limited. During the nine months ended May 31, 2012, we had net revenues of approximately $12.8 billion and net income attributable to Jabil Circuit, Inc. of approximately $311.9 million.

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

We currently conduct our operations in facilities that are located in Argentina, Austria, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

Uncertainty remains regarding the extent and timing of the current global economic recovery, particularly in those countries (such as much of Europe) where the economic conditions have recently regressed. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

Summary of Results

The following table sets forth, for the three month and nine month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net revenue	$4,250,918	$4,227,688	$12,813,861	$12,238,532
Gross profit	$329,323	$318,376	$991,497	$925,367
Operating income	$156,603	$152,533	$477,663	$413,174
Net income attributable to Jabil Circuit, Inc	$101,320	$104,695	$311,890	$266,775
Income per share — basic	$0.49	$0.49	$1.51	$1.24
Income per share — diluted	$0.48	$0.47	$1.47	$1.21
Cash dividend per share — declared	$0.08	$0.07	$0.24	$0.21

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	May 31, 2012	February 29, 2012	November 30, 2011	August 31, 2011
Sales cycle	12 days	15 days	7 days	8 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	24 days	24 days	23 days	23 days
Days in inventory	55 days	54 days	54 days	51 days
Days in accounts payable	67 days	63 days	70 days	66 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2012, days in accounts receivable remained constant at 24 days as compared to the prior sequential quarter. During the three months ended May 31, 2012, days in inventory increased one day to 55 days, as compared to the prior sequential quarter, largely due to increased levels of inventory to support the transition of certain program wins. Inventory turns remained constant at seven turns as compared to the prior sequential quarter. During the three months ended May 31, 2012, days in accounts payable increased four days to 67 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was 12 days during the three months ended May 31, 2012. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 14 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.2%	92.5%	92.3%	92.4%

Gross profit	7.8%	7.5%	7.7%	7.6%
Operating expenses:
Selling, general and administrative	3.8%	3.6%	3.8%	3.6%
Research and development	0.2%	0.2%	0.1%	0.2%
Amortization of intangibles	0.1%	0.1%	0.1%	0.1%
Restructuring and impairment charges	—	—	—	—
Settlement of receivables and related charges	—	—	—	0.1%
Loss on disposal of subsidiaries	—	—	—	0.2%

Operating income	3.7%	3.6%	3.7%	3.4%

Other expense	—	—	0.1%	—
Interest income	—	—	—	—
Interest expense	0.7%	0.6%	0.6%	0.6%

Income before income tax	3.0%	3.0%	3.0%	2.8%
Income tax expense	0.6%	0.5%	0.6%	0.6%

Net income	2.4%	2.5%	2.4%	2.2%
Net income (loss) attributable to noncontrolling interests, net of income tax expense	—	—	—	—

Net income attributable to Jabil Circuit, Inc	2.4%	2.5%	2.4%	2.2%

The Three Months and Nine Months Ended May 31, 2012, Compared to the Three Months and Nine Months Ended May 31, 2011

Net Revenue. Net revenue remained relatively consistent at $4.3 billion during the three months ended May 31, 2012, compared to $4.2 billion during the three months ended May 31, 2011. Specific increases in Diversified Manufacturing Services (“DMS”) include a 43% increase in the sale of specialized services products; a 10% increase in the sale of healthcare and instrumentation products and a 1% increase in the sale of industrial and CleanTech products. These increases were partially offset by a 20% decrease in the sale of High Velocity Systems (“HVS”) products and a 4% decrease in the sale of Enterprise & Infrastructure (“E&I”) products.

Net revenue increased 4.7% to $12.8 billion during the nine months ended May 31, 2012, compared to $12.2 billion during the nine months ended May 31, 2011. Specific increases in DMS include a 54% increase in the sale of specialized services products; a 7% increase in the sale of healthcare and instrumentation products and a 6% increase in the sale of industrial and CleanTech products. These increases were partially offset by a 15% decrease in the sale of HVS products and a 1% decrease in the sale of E&I products. The increase in revenues for the nine months ended May 31, 2012 as compared to the nine months ended May 31, 2011 is primarily due to increased revenue from certain of our existing customers, most notably in DMS, including new program wins with these customers, which is partially offset by a decrease in E&I and HVS revenues. The decrease in E&I and HVS revenues is primarily due to a decline in the end-market demand for certain customer products in these segments, partially offset by an increase in the sale of printer and storage products due to new program wins.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months		Nine months
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
DMS
Specialized Services	24%	17%	23%	16%
Industrial & CleanTech	12%	12%	12%	12%
Instrumentation & Healthcare	8%	7%	8%	7%

Total DMS	44%	36%	43%	35%

Total E&I	31%	33%	29%	31%

Total HVS	25%	31%	28%	34%

Total	100%	100%	100%	100%

Foreign revenue represented 84.4% and 85.7% of our net revenue during the three months and nine months ended May 31, 2012, respectively, compared to 85.8% and 85.7% of our net revenue during the three months and nine months ended May 31, 2011, respectively. We currently expect our foreign revenue as a percentage of total net revenue to slightly decrease as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $329.3 million (7.8% of net revenue) and $991.5 million (7.7% of net revenue) during the three months and nine months ended May 31, 2012, respectively, compared to $318.4 million (7.5% of net revenue) and $925.4 million (7.6% of net revenue) during the three months and nine months ended May 31, 2011, respectively. The increase in gross profit on an absolute basis and as a percentage of net revenue was primarily due to additional growth in the DMS segment, which typically has higher margins than the E&I and HVS segments, increased revenue from certain of our existing customers, including new program wins with these customers, which allow us to better utilize capacity and absorb fixed costs and an increased focus on controlling costs and improving productivity.

Selling, General and Administrative. Selling, general and administrative expenses increased to $162.7 million (3.8% of net revenue) and $481.4 million (3.8% of net revenue) during the three months and nine months ended May 31, 2012, respectively, compared to $154.1 million (3.6% of net revenue) and $438.4 million (3.6% of net revenue) during the three months and nine months ended May 31, 2011. Selling, general and administrative expenses increased from the same periods of the prior fiscal year due to additional salary and salary related expenses largely associated with increased headcount to support the continued growth of our business and additional selling, general and administrative expenses associated with the acquisition of Telmar Network Technology, Inc. (“Telmar”) during the second quarter of fiscal year 2012. In addition, during the nine months ended May 31, 2012, we recognized additional selling, general and administrative expenses associated with the acquisition of F-I Holding Company (which directly or indirectly wholly owns certain French and Italian operations) during the second quarter of fiscal year 2011.

Research and Development. Research and development expenses remained relatively consistent at $6.5 million (0.2% of net revenue) and $19.1 million (0.1% of net revenue) during the three months and nine months ended May 31, 2012, respectively, compared to $6.5 million (0.2% of net revenue) and $18.8 million (0.2% of net revenue) during the three months and nine months ended May 31, 2011, respectively.

Amortization of Intangibles. Amortization of intangible assets decreased to $3.5 million and $13.4 million during the three months and nine months ended May 31, 2012, respectively, compared to $5.2 million and $16.8 million during the three months and nine months ended May 31, 2011, respectively. The decrease was primarily attributable to certain intangible assets that became fully amortized since the comparative period, partially offset by an increase to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Telmar. Refer to Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for discussion of our acquisition of Telmar.

Other Expense. Other expense remained relatively constant at $1.9 million during the three months ended May 31, 2012 compared to $1.8 million during the three months ended May 31, 2011. Other expense increased to $6.5 million during the nine months ended May 31, 2012 compared to $2.4 million during the nine months ended May 31, 2011. The increase during the nine months ended May 31, 2012 was primarily due to (a) an incremental gain of $1.2 million recognized during the nine months ended May 31, 2011 associated with the purchase of receivables from an unrelated third party; (b) an incremental gain of $0.4 million recognized during the nine months ended May 31, 2011 associated with the sale of an available-for-sale security; (c) an incremental loss of $1.5 million recognized during the nine months ended May 31, 2012 under the foreign asset-backed securitization program, largely due to such expense being recorded to interest expense during a portion of the comparable period (as the program was accounted for as a secured borrowing until May 11, 2011) and (d) $0.6 million of expense recognized during the nine months ended May 31, 2012 related to fair value adjustments associated with customer warrants. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further discussion of the foreign asset-backed securitization program.

Interest Income. Interest income decreased to $0.7 million and $1.6 million during the three months and nine months ended May 31, 2012, respectively, compared to $0.9 million and $2.5 million during the three months and nine months ended May 31, 2011, respectively. The decrease during these periods was primarily due to reduced cash investments.

Interest Expense. We recorded interest expense of $26.5 million and $78.3 million during the three months and nine months ended May 31, 2012, respectively, compared to $25.1 million and $73.1 million during the three months and nine months ended May 31, 2011, respectively. The increase was primarily due to increased borrowings associated with our five year unsecured credit facility amended as of December 7, 2010 (the “Credit Facility”) which was further amended and restated on March 19, 2012 (the “Amended and Restated Credit Facility”). These increases were partially offset by the losses recognized in connection with the asset-backed securitization programs that were recorded to interest expense during the three months and nine months ended May 31, 2011 because the asset-backed securitization programs were accounted for as secured borrowings for a portion of the period. Refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

Income Tax Expense. Income tax expense reflects an effective tax rate of 21.2% and 20.5% during the three months and nine months ended May 31, 2012, respectively, as compared to an effective tax rate of 17.6% and 21.4% during the three months and nine months ended May 31, 2011, respectively. The effective tax rate for the three months ended May 31, 2012 increased from the effective tax rate for the three months ended May 31, 2011 primarily due to the mix of tax rates and the expiration of tax incentives in various jurisdictions in which we do business, partially offset by the tax benefit from releasing tax reserves related to the anticipated resolution of a non-U.S. governmental tax audit. The effective tax rate for the nine months ended May 31, 2012 decreased from the effective tax rate for the nine months ended May 31, 2011 primarily due to no tax benefit related to the acquisition losses of F-I Holding Company being recognized in the second quarter of fiscal year 2011 and the release of tax reserves related to the anticipated resolution of a non-U.S. governmental tax audit, partially offset by the mix of tax rates and the expiration of tax incentives in various jurisdictions in which we do business. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives continue to expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, distressed customer charges, stock-based compensation expense and related charges, restructuring and impairment charges, settlement of receivables and related charges and loss on disposal of subsidiaries. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Operating income (U.S. GAAP)	$156,603	$152,533	$477,663	$413,174

Amortization of intangibles	3,454	5,187	13,399	16,821

Distressed customer charge	10,149	—	10,149	—
Stock-based compensation and related charges	20,123	20,053	59,857	59,854

Restructuring and impairment charges	—	—	—	628
Settlement of receivables and related charges	—	—	—	13,607

Loss on disposal of subsidiaries	—	—	—	23,944

Core operating income (Non-U.S. GAAP)	$190,329	$177,773	$561,068	$528,028

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$101,320	$104,695	$311,890	$266,775

Amortization of intangibles, net of tax	3,180	5,174	13,099	16,785

Distressed customer charge	10,149	—	10,149	—
Stock-based compensation and related charges, net of tax	19,792	19,268	58,656	58,279
Restructuring and impairment charges, net of tax	—	—	—	628
Settlement of receivables and related charges	—	—	—	13,607

Loss on disposal of subsidiaries, net of tax	—	—	—	23,944

Core earnings (Non-U.S. GAAP)	$134,441	$129,137	$393,794	$380,018

Earnings per share: (U.S. GAAP)
Basic	$0.49	$0.49	$1.51	$1.24

Diluted	$0.48	$0.47	$1.47	$1.21

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.65	$0.60	$1.91	$1.77

Diluted	$0.64	$0.58	$1.86	$1.72

Common shares used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	206,298	215,705	206,326	215,092

Diluted	211,541	222,337	211,749	220,773

Core operating income increased to $190.3 million and $561.1 million during the three months and nine months ended May 31, 2012, respectively, compared to $177.8 million and $528.0 million during the three months and nine months ended May 31, 2011, respectively. Core earnings increased to $134.4 million and $393.8 million during the three months and nine months ended May 31, 2012, respectively, compared to $129.1 million and $380.0 million during the three months and nine months ended May 31, 2011, respectively. These increases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months and Nine Months Ended May 31, 2012, Compared to the Three Months and Nine Months Ended May 31, 2011 – Gross Profit.”

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

Liquidity and Capital Resources

At May 31, 2012, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2012 and 2011 (in thousands):

	Nine months ended
	May 31, 2012	May 31, 2011
Net cash provided by operating activities	$191,527	$524,417
Net cash used in investing activities	(403,818)	(298,032)
Net cash provided by (used in) financing activities	92,718	(59,880)
Effect of exchange rate changes on cash	(26,909)	311

Net (decrease) increase in cash and cash equivalents	$(146,482)	$166,816

Net cash provided by operating activities during the nine months ended May 31, 2012 was approximately $191.5 million. This resulted largely from net income of $313.6 million that includes $262.2 million in non-cash depreciation and amortization expense and $59.9 million in non-cash stock-based compensation expense, which was partially offset by a $201.7 million increase in prepaid expenses and other current assets and a $162.1 million increase in inventories. The increase in prepaid expenses and other current assets was primarily driven by increases in the deferred purchase price notes receivable under our asset-backed securitization programs due to higher levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions discussed further below and advanced deposits made for machinery and equipment purchases and facility expansion primarily within our DMS segment. The increase in inventories was primarily to support the transition of certain program wins.

Net cash used in investing activities during the nine months ended May 31, 2012 was $403.8 million. This consisted primarily of capital expenditures of $291.8 million principally for machinery and equipment for new business, particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades and $125.1 million of net cash paid to acquire Telmar. These increases were partially offset by $12.6 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities during the nine months ended May 31, 2012 was $92.7 million. This resulted primarily from our receipt of approximately $7.0 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $6.7 billion of borrowings under the Credit Facility and the Amended and Restated Credit Facility and $18.6 million of net proceeds from exercises by employees and directors of stock options and sales of common stock under the employee stock purchase plan. This was offset by repayments in an aggregate amount of approximately $6.8 billion, which primarily included an aggregate of $6.5 billion of repayments under the Credit Facility and the Amended and Restated Credit Facility. In addition, we paid approximately $71.0 million to repurchase 3,212,418 of our common shares, $48.7 million in dividends to stockholders, $20.5 million related to the purchase of the remaining noncontrolling interest of a subsidiary within our DMS segment and $31.2 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $31.2 million of employee-owned common stock related to this vesting) during the nine months ended May 31, 2012.

Sources

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Amended and Restated Credit Facility (which is further discussed in the following paragraphs) and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. The current shelf registration statement will expire in the first quarter of fiscal year 2015 at which time we currently anticipate filing a new shelf registration statement. Any future sale or issuance of equity or convertible debt securities could result in dilution to current or future shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common shares.

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

The foreign asset-backed securitization program was amended on May 15, 2012 to expire on May 15, 2015.

In connection with our asset-backed securitization programs, at May 31, 2012, we had sold $868.7 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $316.4 million, and a net deferred purchase price receivable. At May 31, 2012, the deferred purchase price receivable totaled approximately $542.2 million, net of a $10.1 million valuation allowance established for accounts receivable sold into the asset-backed securitization programs that, subsequent to its sale, became involved in a legal dispute between us and the customer, which was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Refer to Note 10 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for further details on the aforementioned legal dispute.

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

During the three months and nine months ended May 31, 2012, we sold $19.2 million and $62.6 million of trade accounts receivable, respectively, and received cash proceeds of $19.2 million and $62.6 million during the three months and nine months ended May 31, 2012, respectively.

c. Trade Accounts Receivable Sale Programs

In connection with two separate uncommitted trade accounts receivable sale agreements with banks, the second of which was entered into during the first quarter of fiscal year 2012, we may elect to sell and the banks may elect to purchase at a discount, on an ongoing basis, up to a maximum of $250.0 million and $50.0 million of specific trade accounts receivable at any one time. The $250.0 million uncommitted trade accounts receivable sale agreement has no defined termination date and either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. The $50.0 million uncommitted trade accounts receivable sale agreement will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. A $200.0 million uncommitted trade accounts receivable sale agreement, which we were previously party to, was terminated on May 31, 2012.

During the three months and nine months ended May 31, 2012, we sold $0.5 billion and $1.6 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.5 billion and $1.6 billion during the three months and nine months ended May 31, 2012, respectively.

Notes payable and long-term debt outstanding at May 31, 2012 and August 31, 2011, are summarized below (in thousands):

	May 31, 2012	August 31, 2011
7.750% Senior Notes due 2016	$304,791	$303,501
8.250% Senior Notes due 2018	397,807	397,521
5.625% Senior Notes due 2020	400,000	400,000
Borrowings under credit facilities	290,500	72,100
Borrowings under loans	33,684	2,062
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	9,790	11,570

Total notes payable and long-term debt	1,436,572	1,186,754
Less current installments of notes payable and long-term debt	296,418	74,160

Notes payable and long-term debt, less current installments	$1,140,154	$1,112,594

On March 19, 2012, we entered into the five-year unsecured Amended and Restated Credit Facility which is an amendment and restatement of the Credit Facility. The Amended and Restated Credit Facility provides for a revolving credit facility in the initial amount of $1.3 billion, which may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt and loss on sale of accounts receivables. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

At May 31, 2012 and 2011, we were in compliance with all covenants under the Amended and Restated Credit Facility and the Credit Facility, respectively and our asset-backed securitization programs.

Uses

On October 20, 2011, January 25, 2012 and April 19, 2012, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2011, February 16, 2012 and May 15, 2012, respectively. The total cash dividend declared on October 20, 2011 of $17.4 million was paid on December 1, 2011, the total cash dividend declared on January 25, 2012 of $17.3 million was paid on March 1, 2012 and the total cash dividend declared on April 19, 2012 of $17.3 million was paid on June 1, 2012. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. We repurchased 3,212,418 shares in the second and third quarters of fiscal year 2012 for approximately $71.0 million which leaves approximately $29.0 million available for repurchase.

On December 1, 2011, we completed our acquisition of Telmar by acquiring 100% of the issued and outstanding common shares of Telmar for approximately $128.9 million in cash which was primarily funded through the Credit Facility. Refer to Note 12 – “Business Acquisitions” to the Condensed Consolidated Financial Statements for further details surrounding the Telmar acquisition.

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

At May 31, 2012, we had approximately $742.1 million in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $372.7 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $500.0 million to $600.0 million, principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment, information technology infrastructure upgrades and construction of new greenfield facilities. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the repurchase of common shares and our working capital requirements for the next 12 months.

Our $300.0 million North American asset-backed securitization program expires in October 2014 and our $200.0 million foreign asset-backed securitization program expires in May 2015, and we may be unable to renew either of these. Our $250.0 million uncommitted trade accounts receivable sale program does not have a defined termination date and either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. Our $50.0 million uncommitted trade accounts receivable sale program will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. As the sales programs are uncommitted, we can offer no assurance that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, estimated future benefit payments to plan and capital commitments as of May 31, 2012 are summarized below. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,426,782	$296,418	$10,642	$321,915	$797,807
Future interest on notes payable and long-term debt (b)	490,588	82,018	161,808	139,641	107,121
Operating lease obligations	207,037	61,436	71,869	37,436	36,296
Estimated future benefit payments to plan	70,025	5,545	12,060	14,881	37,539
Capital commitments (c)	—	—	—	—	—

Total contractual cash obligations (d)	$2,194,432	$445,417	$256,379	$513,873	$978,763

(a)	The above table excludes a $9.8 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.
(c)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $6.5 million as of May 31, 2012. The remaining commitment of $3.5 million is callable over the next 15 months by the general partner. As the capital calls have no specified timing, this commitment has been excluded from the above table as we cannot currently determine when such commitment calls will occur.
(d)	At May 31, 2012, we have $7.3 million and $74.8 million recorded as a current and long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2012, except for certain foreign currency contracts, with a notional amount outstanding of $178.8 million and a fair value of $0.6 million recorded in prepaid expenses and other current assets and $2.0 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2012 that do not qualify as accounting hedges was $874.1 million. The fair value of these contracts amounted to a $8.2 million asset recorded in prepaid expenses and other current assets and a $12.5 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as hedging instruments and those that are not) will generally expire in less than three months, with six months being the maximum term of the contracts outstanding at May 31, 2012. The change in fair value related to contracts designated as hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swedish krona, Taiwan dollars, Canadian dollars and U.S. dollars.

Based on our overall currency rate exposures as of May 31, 2012, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2012, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At May 31, 2012, the hedge accounting adjustment recorded is $9.8 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $290.5 million in borrowings outstanding under these facilities at May 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2012, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On December 1, 2011, we acquired Telmar. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of May 31, 2012 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Telmar and the entities that it directly or indirectly owns represent less than 3% of our total consolidated assets at May 31, 2012 and net revenue generated by Telmar and the entities that it directly or indirectly owns subsequent to the date of acquisition represent less than 1% of our consolidated net revenue for the three months and nine months ended May 31, 2012. As part of our acquisition of Telmar we continue to evaluate Telmar’s internal controls over financial reporting. From the acquisition date to May 31, 2012, the processes and systems of Telmar’s acquired operations did not significantly impact our internal control over financial reporting.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing a particular product;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

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

During the nine months ended May 31, 2012, our five largest customers accounted for approximately 48% of our net revenue and our 53 largest customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of our customers and the business we currently do and may do in the future for these customers, this dependence may increase in the future. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future.

During past economic cycles, our revenue declined as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations and similar conditions may exist in the future. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, if one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. In addition, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, a charge for bad debts, a charge for inventory write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in accounts receivable.

Certain of the industries to which we provide services have experienced significant financial difficulty during the recent recession, with some of the participants filing for bankruptcy. Such significant financial difficulty has negatively affected our business and, if further experienced by one or more of our customers, may further negatively affect our business due to the decreased demand of these financially distressed customers, the potential inability of these companies to make full payment on amounts owed to us, or both. See “Risk Factors – We face certain risks in collecting our trade accounts receivable.”

Our customers face numerous competitive challenges, such as decreasing demand from their customers, rapid technological change and short life cycles for their products, which may materially adversely affect their business, and also ours.

Factors affecting the industries that utilize our services in general, and our customers specifically, could seriously harm our customers and, as a result, us. These factors include:

•	recessionary periods in our customers’ markets, as well as in the global economy in general;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards, which contributes to short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested;

•	the potential that our customers’ products become obsolete;

•	the failure of our customers’ products to gain widespread commercial acceptance;

•	increased competition among our customers and their respective competitors which may result in a loss of business or a reduction in pricing power for our customers; and

•	new product offerings by our customers’ competitors may prove to be more successful than our customers’ product offerings.

Also, our HVS segment, particularly the mobility business, is highly dependent on the consumer products industry. This business is very competitive and often subject to shorter product lifecycles, shifting end-user preferences, higher revenue volatility and programs that may be shifted among competitors in our industry. As a result, our exposure to this end market could adversely affect our results of operations.

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

If we are unable to offer technologically advanced, cost effective, quick response manufacturing services that are differentiated from our competition, demand for our services will decline. In addition, if we are unable to offer services in response to our customers’ changing requirements, then demand for our services will also decline. A substantial portion of our net revenue is derived from our offering of complete service solutions for our customers. For example, if we fail to maintain high-quality design and engineering services, our net revenue may significantly decline.

Consolidation in industries that utilize our services may adversely affect our business.

Consolidation in industries that utilize our services may further increase as companies combine to achieve further economies of scale and other synergies, which could result in an increase in excess manufacturing capacity as companies seek to divest manufacturing operations or eliminate duplicative product lines. Excess manufacturing capacity may increase pricing and competitive pressures for our industry as a whole and for us in particular. Consolidation could also result in an increasing number of very large companies offering products in multiple industries. The significant purchasing power and market power of these large companies could increase pricing and competitive pressures for us. If one of our customers is acquired by another company that does not rely on us to provide services and has its own production facilities or relies on another provider of similar services, we may lose that customer’s business. Such consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. Any of the foregoing results of industry consolidation could adversely affect our business.

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

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements. The following factors, among others, reduce our ability to accurately estimate future customer requirements, forecast operating results and make production planning decisions: the short-term nature of our customers’ commitments; their uncertainty about, among other things, future economic conditions and other events, such as the flooding in Thailand in the second half of 2011; and the possibility of rapid changes in demand for their products.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. At various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In addition, natural disasters and global events, such as the flooding in Thailand in the second half of 2011, could cause material shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our operations.

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

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. We may not meet our customers' expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

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

•

be better positioned to compete on price for their services, as a result of any combination of lower labor costs, lower components costs, lower facilities costs, lower operating costs or lower taxes; and

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

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery, such recovery may be weak and/or short-lived and recessionary conditions may return. Recent developments in the European Union, including concerns over the solvency of certain European Union countries and of financial institutions that have significant direct or indirect exposure to debt issued by those countries, could significantly affect the U.S. and international debt and capital markets, as well as the demand for the products of certain of our customers with significant exposure to European end markets.

If any of these potential negative economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels, including our ability to limit our possession of excess or obsolete inventory, and (c) collect receivables in a timely manner, if at all; (2) could increase our need for cash; and (3) have negatively impacted, and could negatively impact in the future, our net revenue and profitability and the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

Credit market turmoil effects could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Amended and Restated Credit Facility; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $50.0 million uncommitted trade accounts receivable sale program expiring on June 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days) or our $250.0 million uncommitted trade accounts receivable sale program (either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 84.4% and 85.7% of net revenue from international operations during the three months and nine months ended May 31, 2012, respectively, compared to 85.8% and 85.7% during the three months and nine months ended May 31, 2011, respectively. At May 31, 2012, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry and Solihull England; Brest and Gallargues, France; Boblingen and Jena, Germany; Szombathely and Tiszaujvaros, Hungary; Gurgoan, Mumbai and Ranjangaon, India; Dublin, Ireland; Tel Aviv, Israel; Bergamo, Cassina de Pecchi and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang and Selangor, Malaysia; Chihuahua, Guadalajara, Nogales, Reynosa and Tlalnepantla, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung, Taipei and Taoyuan City, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate;

•	rising labor costs, in particular within the lower-cost regions in which we operate, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes;

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

•

burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce's Bureau of Industry and Security under the EAR), trade barriers (including quotas), environmental policies and privacy issues;

•	less favorable, or relatively undefined, intellectual property laws;

•

unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•

adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

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

•

fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to the risks of currency fluctuations and related hedging operations”); and

•

economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

Another significant legal risk resulting from our international operations is the risk of non-compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and the United Kingdom Bribery Act (“ACT”). In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA, the ACT or other U.S. or foreign laws and regulations. Although we have implemented policies and procedures designed to cause compliance with the FCPA, the ACT and similar laws, there can be no assurance that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our operations.

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we could initiate future restructuring plans. Restructurings present significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, delays encountered in finalizing the scope of, and implementing, the restructurings (including extensive consultations concerning potential workforce reductions and obtaining agreements from our affected customers for the relocation of our facilities in certain instances), the failure to achieve targeted cost savings, the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur and the strain placed on our financial and management control systems and resources. These risks are further complicated by our extensive international operations, which subject us to different legal and regulatory requirements that govern the extent and speed of our ability to reduce our manufacturing capacity and workforce. In addition, the current global economic conditions may change how governments regulate restructuring as the recent global recession has impacted local economies. Finally, we may have to obtain agreements from our affected customers for the relocation of our facilities in certain instances. Obtaining these agreements, along with the volatility in our customers’ demand, can further delay restructuring activities.

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

Although we believe that our operations use the assembly and testing technologies, equipment and processes that are currently required by our customers, we cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technology, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment, which could reduce our operating margins and our operating results. In facilities that we establish or acquire, we may not be able to establish and maintain our engineering, technological and manufacturing process expertise. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and maintain our engineering, technological and manufacturing expertise could have a material adverse effect on our operations.

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

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements, which require manufacturers of medical devices to adhere to certain regulations, including design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA's concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspectional observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. If any of these were to occur, our reputation and business could suffer.

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

In our contracts with turnkey solutions customers, we generally provide them with a warranty against defects in our designs. If a turnkey solutions product or component that we design is found to be defective in its design, this may lead to increased warranty claims. Warranty claims may also extend to defects caused by components or materials used in the products but which are provided to us by our suppliers. Although we have product liability insurance coverage, it may not be adequate or may not continue to be available on acceptable terms, in sufficient amounts, or at all. A successful product liability claim in excess of our insurance coverage or any material claim for which insurance coverage was denied or limited and for which indemnification was not available could have a material adverse effect on our operations, results of operations and financial position. Moreover, even if the claim relates to a defect caused by a supplier, we may not be able to get an adequate remedy from the supplier.

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

We have completed the installation of an enterprise resource planning system in most of our manufacturing sites and in our corporate location. We are currently in the process of installing this system in certain of our remaining facilities which will replace the existing planning and financial information systems. Any delay in the implementation of these information systems could result in material adverse consequences, including disruption of operations, loss of information and unanticipated increases in costs.

Disruptions to our information systems, including security breaches, losses of data or outages, could adversely affect our operations.

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. Although we attempt to monitor and mitigate our exposure, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches and computer viruses. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. In addition, any production inefficiencies or delays could negatively affect our ability to fill customer orders, resulting in a delay or reduction in our revenues. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers and poor publicity and any of these could adversely affect our financial results.

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

Refer to Note 10 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for details of the field examination completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2003 through 2008 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

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

Certain of our subsidiaries provide financing, products and services to, and may from time-to-time undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing.

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

As of May 31, 2012, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes and $400.0 million under our 5.625% Senior Notes. As of May 31, 2012, there were $324.2 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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

We pay interest on outstanding borrowings under our revolving credit facilities and certain other long term debt obligations at interest rates that fluctuate based upon changes in various base interest rates. An adverse change in the base rates upon which our interest rates are determined could have a material adverse effect on our financial position, results of operations and cash flows. If the U.S. government defaults on any of its debt obligations, its credit rating declines, or certain other economic or fiscal issues occur, interest rates could rise which would increase our interest costs and reduce our net income. Also, increased interest rates could make any future, fixed interest rate debt obligations more expensive.

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

At May 31, 2012, our executive officers, directors and certain of their family members collectively beneficially owned 9.5% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 5.8%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Provisions in our amended certificate of incorporation, bylaws and the Delaware General Corporation Law from time to time may delay, inhibit or prevent someone from gaining control of us through a tender offer, business combination, proxy contest or some other method. These provisions may adversely impact our shareholders because they may decrease the possibility of a transaction in which our shareholders receive an amount of consideration in exchange for their shares that is at a significant premium to the then current market price of our shares. These provisions include:

•	a restriction in our bylaws on the ability of shareholders to take action by less than unanimous written consent; and

•	a statutory restriction on business combinations with some types of interested shareholders.

In addition, for ten years we had a "poison pill" shareholder rights plan that our Board of Directors allowed to expire in October 2011 without extension. In doing that, our Board considered various relevant issues, including the fact that if needed and appropriate it can, under the Delaware General Corporation Law, implement a new shareholders rights plan reasonably quickly and without stockholder approval. Our Board regularly considers this topic, even in the absence of specific circumstances or takeover proposals, to facilitate its ability in the future to act expeditiously and appropriately should the need arise.

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

Our Board management, including our CEO and CFO, do not expect that our disclosure controls and internal controls and procedures will prevent all errors, theft and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2011. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements.

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

Certain of the components that we use in our manufacturing activities are petroleum-based. In addition, we, along with our suppliers and customers, rely on various energy sources (including oil) in our facilities and transportation activities. An increase in energy prices, which have been volatile over the past few years, could cause an increase to our raw material costs and transportation costs. In addition, increased transportation costs of certain of our suppliers and customers could be passed along to us. We may not be able to increase our product prices enough to offset these increased costs. In addition, any increase in our product prices may reduce our future customer orders and profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to the Company’s repurchase of common stock during the three months ended May 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
March 1, 2012 – March 31, 2012	429,215	$25.77	426,945	$49,068,655
April 1, 2012 – April 30, 2012	2,910	$21.98	—	$49,068,655
May 1, 2012 – May 31, 2012	1,027,257	$19.47	1,027,182	$29,050,590

Total	1,459,382	$21.33	1,454,127	$29,050,590

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	On October 20, 2011, our Board of Directors authorized the repurchase of up to $100.0 million of shares of our common stock during the twelve month period following the meeting. During the three months ended May 31, 2012, approximately 1.5 million shares were repurchased in the open market. The remaining authorized shares will be repurchased from time-to-time in open market transactions at our discretion, subject to market conditions and other factors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description
3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3 (5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4 (6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5 (7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6 (6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.7 (7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

10.1 (8)		Amended and Restated Senior Five Year Credit Agreement, dated as of March 19, 2012, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS (9)	—	XBRL Instance Document.

101.SCH (9)	—	XBRL Taxonomy Extension Schema Document.

101.CAL (9)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (9)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (9)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (9)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-14063) for the fiscal quarter ended February 29, 2012.
(9)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: July 3, 2012	By:	/S/ TIMOTHY L. MAIN
Timothy L. Main
President and Chief Executive Officer

Date: July 3, 2012	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.