Form 10-K
period 2012-08-31
JABIL CIRCUIT INC
filed 2012-10-25
CIK 898293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 29, 2012 was approximately $4.9 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 4, 2012, was 205,558,409. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders scheduled to be held on January 24, 2013 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2012 FORM 10-K ANNUAL REPORT

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	availability of components;

•	our dependence on certain industries;

•	the subjectivity of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•

our substantial international operations, and the resulting risks related to our operating internationally, including weak global economic conditions, instability in global credit markets, governmental restrictions on the transfer of funds to us from our operations outside the U.S. and unfavorable fluctuations in currency exchange rates;

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the fiscal year ended August 31, 2012 our largest customers currently include Agilent Technologies, Apple Inc., Cisco Systems, Inc., Ericsson, EchoStar Corporation, General Electric Company, Hewlett-Packard Company, International Business Machines Corporation, NetApp, Inc. and Research in Motion Limited. For the fiscal year ended August 31, 2012, we had net revenues of approximately $17.2 billion and net income attributable to Jabil Circuit, Inc. of approximately $394.7 million.

We offer our customers comprehensive electronics design, production and product management services that are responsive to their manufacturing and supply chain management needs. Our business units are capable of providing our customers with varying combinations of the following services:

•	integrated design and engineering;

•	component selection, sourcing and procurement;

•	automated assembly;

•	design and implementation of product testing;

•	parallel global production;

•	enclosure services;

•	systems assembly, direct order fulfillment and configure to order;

•	injection molding, metal, plastics, precision machining and automation; and

•	aftermarket services.

We currently conduct our operations in facilities that are located in Argentina, Austria, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

We manage our business and operations in the following three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). Our DMS segment is composed of dedicated resources to manage higher complexity global products in regulated and other industries and introduce materials and process technologies including design and aftermarket services to our global customers. Our E&I and HVS segments offer integrated global manufacturing and supply chain solutions designed to provide cost effective solutions for our customers. Our E&I segment is focused on our customers primarily in the computing, storage, networking and telecommunication sectors. Our HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.

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

Industry Background

The industry in which we operate is composed of companies that provide a range of manufacturing, design and aftermarket services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, we implemented additional restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

Uncertainty remains regarding the extent and timing of the current global economic recovery, particularly in those countries (such as much of Europe) where economic conditions have recently regressed. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Over the longer term, however, we believe the factors driving our customers and potential customers to utilize our industry services include:

•

Reduced Product Cost.    Manufacturing service providers are often able to manufacture products at a reduced total cost to companies. These cost advantages result from higher utilization of capacity because of diversified product demand and, generally, a greater focus on elements of manufacturing cost.

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

•

Reduced Capital Investment in Manufacturing.    Companies are increasingly seeking to lower their investment in inventory, facilities and equipment used in manufacturing in order to allocate capital to other activities such as sales and marketing and research and development (“R&D”). This strategic shift in capital deployment has contributed to increased demand for and interest in outsourcing to external manufacturing service providers.

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

•

Utilize Business Units.    Most of our business units are dedicated to one customer and operate with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners, and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•

Expand Parallel Global Production.    Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Argentina, Austria, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates and Vietnam to increase our European, Asian and Latin American presence.

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

•

Pursue Selective Acquisition Opportunities.    Traditionally, Electronic Manufacturing Services (“EMS”) companies have acquired manufacturing capacity from customers to drive growth, expand footprint and gain new customers. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations to include opportunities to acquire smaller EMS competitors who are focused on our key growth areas which include specialized manufacturing in key markets (such as healthcare, defense and aerospace and industrial), aftermarket services, materials technology, design operations and/or other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our current capabilities and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•

Business Units.    Most of our business units are dedicated to one customer and are empowered to formulate strategies tailored to individual customer needs. Most of our business units have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

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

Our Design Services

We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers and to help develop relationships with our new customers. We offer the following design services:

•

Electronic Design.    Our Electronic Design team provides electronic circuit design services, including application-specific integrated circuit design and firmware development. These services have been used by our customers for a variety of products including cellular phones and accessory products, notebook and personal computers, servers, radio frequency products, video set-top boxes, optical communications products, personal digital assistants, communication and broadband products, automotive and consumer appliance controls.

•

Industrial Design Services.    Our Industrial Design team designs the “look and feel” of the plastic and metal enclosures that house the electro-mechanics, including the printed circuit board assemblies (“PCBA”).

•

Mechanical Design.    Our Mechanical Design team specializes in three-dimensional mechanical design with the analysis of electronic, electro-mechanical and optical assemblies using state of the art modeling and analytical tools. The mechanical team has extended Jabil’s product design offering capabilities to include all aspects of industrial design, advance mechanism development and tooling management.

•

Computer-Assisted Design.    Our Computer-Assisted Design (“CAD”) team provides PCBA design services using advanced CAD engineering tools, PCBA design validation and verification services, and other consulting services, which include the generation of a bill of materials, approved vendor list and assembly equipment configuration for a particular PCBA design. We believe that our CAD services result in PCBA designs that are optimized for manufacturability and cost efficiencies, and accelerate the product’s time-to-market and time-to-volume production.

•	Product Validation. Our Product Validation team provides complete product and process validation. This includes product system test, product safety, regulatory compliance and reliability test.

•

Manufacturing Test Solution Development.    Our Manufacturing Test Solution Development team works as an integral function to the design team to embed design for testability and minimization of capital and resource investment for mass manufacturing. The use of software driven instrumentation and test process design and management has enhanced our customer product quality and less human dependent test processes. The full electronic test data-log of customer products has allowed customer product test traceability and visibility throughout the manufacturing test process.

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Beijing, Shanghai and Wuxi, China; Colorado Springs, Colorado; St. Petersburg, Florida; Jena, Germany; Toa Payoh, Singapore; and Hsinchu, Taichung and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

We are exposed to different or greater potential liabilities from our design services than those we face from our regular manufacturing services. See “Risk Factors — Our design services and turnkey solutions offerings may result in additional exposure to product liability, intellectual property infringement and other claims, in addition to the business risk of being unable to produce the revenues necessary to profit from these services.”

Our Systems Assembly, Test, Direct-Order Fulfillment and Configure-to-Order Services

We offer systems assembly, test, direct-order fulfillment and configure-to-order services to our customers. Our systems assembly services extend our range of assembly activities to include assembly of higher-level sub-systems and systems incorporating multiple PCBAs. We maintain systems assembly capacity to meet the demands of our customers. In addition, we provide testing services, based on quality assurance programs developed with our customers, of the PCBAs, sub-systems and systems products that we manufacture. Our quality assurance programs include circuit testing under various environmental conditions to try to ensure that our products meet or exceed required customer specifications. We also offer direct-order fulfillment and configure-to-order services for delivery of final products we assemble for our customers.

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

Our aftermarket service centers are located in: Buenos Aires, Argentina; Valhinos, Brazil; Toronto, Canada; Shanghai and Suzhou, China; Coventry, England; St. Petersburg, Florida; Pecs and Szombathely, Hungary; Manesar, India; Council Bluffs, Iowa; Louisville, Kentucky; Penang and Selanagor, Malaysia; Chihuahua, Reynosa and Nogales, Mexico; Amsterdam and Eindhoven, The Netherlands; Bydgoszcz, Poland; Ayr, Scotland; Memphis, Tennessee; Plano and McAllen, Texas; and Ankara, Turkey.

Technology

We believe that our manufacturing and testing technologies are among the most advanced in the industry. Through our R&D efforts, we intend to continue to offer our customers among the most advanced highly automated, continuous flow manufacturing process technologies for precise and aesthetic mechanical components and system assembly. These technologies include automation, electronic interconnection, advanced polymer and metal material science, automated tooling, single/multi-shot injection molding, stamping, multi-axed Computer Numerical Control (“CNC”), spray painting, vacuum metallization, physical vapor deposition, digital printing, anodization, thermal-plastic composite formation, plastic with embedded electronics, in-mold labeling, leather/wood overmolding, metal cover with insert-molded or die-casting features for assembly, seamless display cover with integrated touch sensor, plastic cover with insert-molded glass lens and advanced testing solutions. In addition to our R&D activities, we are continuously making refinements to our existing manufacturing processes in connection with providing manufacturing services to our customers. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise.”

Research and Development

To meet our customers’ increasingly sophisticated needs, we continuously engage in product research and design activities. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development related activities necessary to manufacture our customers’ products in the most cost-effective and consistent manner. We are engaged in advanced research and platform designs for products including: mobile internet devices and associated accessories, multi-media tablets, two-way radios, health care and life science products, server and storage products, set-top and digital home products and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2012, 2011 and 2010, we expended $25.8 million, $25.0 million, and $28.1 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production and product management services. Management evaluates performance and allocates resources on a segment basis. At August 31, 2012, our reportable operating segments consisted of three segments — DMS, E&I and HVS. See Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

	Fiscal Year Ended August 31,
	2012	2011	2010
Apple, Inc.	13%	*	*
Cisco Systems, Inc.	10%	13%	15%
Research in Motion Limited	10%	15%	15%

*	Amount was less than 10% of total

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2012	2011	2010
DMS
Specialized Services	24%	17%	12%
Industrial & CleanTech	12%	12%	13%
Instrumentation & Healthcare	8%	7%	7%

Total DMS	44%	36%	32%

Total E&I	29%	32%	32%

Total HVS	27%	32%	36%

Total	100%	100%	100%

In fiscal year 2012, our five largest customers accounted for approximately 48% of our net revenue and 54 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors — Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors — Consolidation in industries that utilize our services may adversely affect our business” and Note 11 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired operations in Argentina, Austria, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates and Vietnam.

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

We may be operating at a cost disadvantage compared to competitors who have greater direct buying power from component suppliers, distributors and raw material suppliers who have lower cost structures as a result of their geographic location or the services they provide or who are willing to make sales or provide services at lower margins than we do (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business). As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve their current portfolio of product or service offerings, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance or improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share. See “Risk Factors — We compete with numerous other electronic manufacturing services and design providers and others, including our current and potential customers who may decide to manufacture some or all of their products internally.”

Backlog

Our order backlog at August 31, 2012 was valued at approximately $5.1 billion, compared to approximately $4.3 billion at August 31, 2011. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors — Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

Seasonality

Production levels for a portion of the DMS and HVS segments are subject to seasonal influences. We may realize greater net revenue during our first fiscal quarter due to higher demand for consumer related products manufactured in the DMS and HVS segments during the holiday selling season.

Components Procurement

We procure components from a broad group of suppliers, determined on an assembly-by-assembly basis. Almost all of the products we manufacture require one or more components that are only available from a single supplier. Some of these components are allocated from time to time by the supplier in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. In addition, at various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions and natural disasters (such as the March 2011 earthquake and tsunami in Japan and the flooding in Thailand in the second half of 2011). In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but they could have a material adverse effect on our results of operations in the future. Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components which could have a material adverse effect on our operations. See “Risk Factors — We depend on a limited number of suppliers for components that are critical to our manufacturing processes. A shortage of these components or an increase in their price could interrupt our operations and reduce our profits, increase our inventory carrying costs, increase our risk of exposure to inventory obsolescence and cause us to purchase components of a lesser quality.”

Proprietary Rights

We regard certain of our manufacturing processes and electronic designs as proprietary intellectual property. To protect our proprietary rights, we rely largely upon a combination of intellectual property laws, non-disclosure agreements with our customers, employees, and suppliers and our internal security systems, policies and procedures. Although we take steps to protect our intellectual property, misappropriation may still occur. Historically, for strategic reasons, we have not sought patent protection for many of our proprietary processes, designs or other patentable intellectual property. We currently have a relatively modest number of solely owned and jointly held patents for various innovations, and we believe that our product research and design activities and related manufacturing process developments may result in growth of our patent portfolio and its importance to us, particularly as we expand our business activities. Other important factors include the knowledge and experience of our management and personnel and our ability to develop, enhance and market manufacturing services.

We license some technology and intellectual property rights from third parties that we use in providing manufacturing and design services to our customers. Generally, the license agreements which govern such third party technology and intellectual property rights grant us to the right to use the subject technology anywhere in the world and will terminate upon a material breach by us.

We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties successfully assert infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors — We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors — Our regular manufacturing processes and services may result in exposure to intellectual property infringement and other claims,” “Risk Factors — The success of our turnkey solution activities depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs” and “Risk Factors — Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of August 31, 2012, we employed approximately 141,000 people worldwide. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

Geographic Information

The information regarding net revenue and long-lived assets set forth in Note 11 — “Concentration of Risk and Segment Data” to the Consolidated Financial Statements, is hereby incorporated by reference into this Part I, Item 1.

Environmental

We are subject to a variety of federal, state, local and foreign environmental, health and safety, product stewardship and producer responsibility laws and regulations, including those relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process, those governing worker health and safety, those requiring design changes, supply chain investigation or conformity assessments or those relating to the recycling or reuse of products we manufacture. If we fail to comply with any present and future regulations, we could become subject to liabilities, and we could face fines or penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities. See “Risk Factors – Compliance or the failure to comply with current and future environmental, health and safety, product stewardship and producer responsibility laws or regulations could cause us significant expense.”

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

Forbes I.J. Alexander (age 52) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, Scotland.

Sergio Cadavid (age 56) joined Jabil as Treasurer in June 2006. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial and administrative positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Hwai Hai “HH” Chiang (age 50) was named Executive Vice President, Chief Executive Officer, Materials Technology Services in November 2011. Mr. Chiang joined Taiwan Green Point (subsequently acquired by Jabil in 2007) in 1998 and served in Research and Development, Sales, Engineering, Production and business ownership roles until 2003. Mr. Chiang served as General Manager of Taiwan Green Point from 2003 to 2007 and as Senior Vice President of Mobility and Materials Technology Services until 2011. Prior to joining Taiwan Green Point, Mr. Chiang was employed by Gintic Institute of Manufacturing Technology, Singapore, where he studied thin-wall molding and other manufacturing processes essential to the mobile phone industry. He holds a Masters and PhD in Mechanical Engineering from Cornell University in Ithaca, New York.

Michael Dastoor (age 47) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller — Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Hartmut Liebel (age 49) was named Executive Vice President, Chief Executive Officer, Aftermarket Services in April 2010. Mr. Liebel joined Jabil in 2002 as Vice President, Global Services. He was appointed as President of the Aftermarket Services Division in 2004. Prior to joining Jabil, he served as Director of Business Development in the power conversion and communication subsystems group at Emerson Electric (formerly Artesyn Technologies). He has also held positions as Assistant Treasurer of W.R. Grace, and as Vice President-Capital Markets at Bank of America and Merrill Lynch. Liebel received an MBA from the University of Notre Dame and holds the Charter Financial Analyst (CFA) designation.

Timothy L. Main(1) (age 55) has served as Chief Executive Officer of Jabil since September 2000, as President since January 1999 and as a director since October 1999. He joined Jabil in April 1987 as a Production Control Manager, was promoted to Operations Manager in September 1987, to Project Manager in July 1989, to Vice President Business Development in May 1991, and to Senior Vice President, Business Development in August 1996. Prior to joining Jabil, Mr. Main was a commercial lending officer, international division for the National Bank of Detroit. He holds a B.S. from Michigan State University and Master of International Management from the American Graduate School of International Management (Thunderbird).

Mark Mondello(1) (age 48) was promoted to Chief Operating Officer in November 2002. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor and was promoted to Project Manager in 1993. Mr. Mondello was named Vice President, Business Development in 1997 and served as Senior Vice President, Business Development from January 1999 through November 2002. Prior to joining Jabil, Mr. Mondello served as project manager on commercial and defense-related aerospace programs for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 44) was named Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group in April 2010. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002 and Senior Vice President, Regional President — Asia in September 2004. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 56) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to joining Jabil, Mr. Paver was a trial lawyer and partner with the law firm of Holland & Knight. Mr. Paver has served as an adjunct professor of law at Stetson University College of Law and guest lecturer at the University of Florida Levin College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

(1)

Effective March 1, 2013, Mr. Main will retire from the Company and will no longer be considered an “executive officer” (he will continue to serve as a director) and Mr. Mondello will become the Company’s Chief Executive Officer on that date.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services;

•	changes in demand in our customers’ end markets;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•

adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

For the fiscal year ended August 31, 2012, our five largest customers accounted for approximately 48% of our net revenue and our 54 largest customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of our customers and the business we currently do with them and may do in the future for these customers, this dependence may increase in the future. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers. Anticipated orders from many of our customers have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of manufacturing an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations.

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

Credit market turmoil effects could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the amended and restated senior unsecured five-year revolving credit facility (the “Amended and Restated Credit Facility”) entered into on March 19, 2012; and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $40.0 million uncommitted trade accounts receivable sale program expiring on June 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days) or our $250.0 million uncommitted trade accounts receivable sale program (either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 85.6% of net revenue from international operations during fiscal year 2012 compared to 86.0% during fiscal year 2011. At August 31, 2012, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry and Solihull England; Brest and Gallargues, France; Boblingen and Jena, Germany; Pecs, Szombathely and Tiszaujvaros, Hungary; Gurgoan, Jaipur, Mumbai and Ranjangaon, India; Dublin, Ireland; Tel Aviv, Israel; Bergamo and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang and Selangor, Malaysia; Chihuahua, Guadalajara, Mexico City, Nogales and Reynosa, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

•

adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors — We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors — We are subject to risks of currency fluctuations and related hedging operations”); and

•

economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors — The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks, which could have a material adverse effect on us including:

•

Financial risks, such as (1) the payment of a purchase price that exceeds the future value that we may realize from the acquired operations and businesses; (2) an increase in our expenses and working capital requirements, which could reduce our return on invested capital; (3) potential known and unknown liabilities of the acquired businesses, as well as contractually-based time and monetary limitations on a seller’s obligation to indemnify us for such liabilities; (4) costs associated with integrating acquired operations and businesses; (5) the dilutive effect of the issuance of any additional equity securities we issue as consideration for, or to finance, the acquisition; (6) the incurrence of additional debt; (7) the financial impact of incorrectly valuing goodwill and other intangible assets involved in any acquisitions, potential future impairment write-downs of goodwill and indefinite life intangibles and the amortization of other intangible assets; (8) possible adverse tax and accounting effects; and (9) the risk that we spend substantial amounts purchasing these manufacturing facilities and assume significant contractual and other obligations with no guaranteed levels of revenue or that we may have to close or sell acquired facilities at our cost, which may include substantial employee severance costs and asset write-offs, which have resulted, and may result, in our incurring significant losses.

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

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (cGMP) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspectional observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. If any of these were to occur, our reputation and business could suffer.

In addition, any defects or malfunctions in medical devices we manufacture or in our manufacturing processes and facilities may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or otherwise adversely affect product sales or our reputation. The magnitude of such claims could be particularly severe as defects in medical devices could cause severe harm or injuries, including death, to users of these products and others.

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

Refer to Note 4 — “Income Taxes” to the Consolidated Financial Statements for details of the field examination completed by the Internal Revenue Service (“IRS”) of our tax returns for the fiscal years 2003 through 2008 which resulted in proposed adjustments. While we currently believe that the resolution of these issues will not have a material effect on our financial position or liquidity, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes and Note 4 — “Income Taxes” to the Consolidated Financial Statements.

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

Our credit rating may be downgraded.

Our credit is rated by credit rating agencies. Our $312.0 million of seven-year senior unsecured 7.750% notes (the “7.750% Senior Notes”), our $400.0 million of ten-year senior unsecured 8.250% notes (the “8.250% Senior Notes”), our $400.0 million of ten-year senior unsecured 5.625% notes (the “5.625% Senior Notes”) and our $500.0 million of ten-year senior unsecured 4.700% notes (the “4.700% Senior Notes”) are currently rated BBB- by Fitch Ratings (“Fitch”), Ba1 by Moody’s and BB+ by Standard and Poor’s (“S&P”), and are considered to be below “investment grade” debt by Moody’s and S&P and “investment grade” debt by Fitch. Any potential future negative change in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of August 31, 2012, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of August 31, 2012, there was $64.0 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for further details.

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

Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. Our allowance for doubtful trade accounts receivable was $3.2 million as of August 31, 2012 (which represented less than 1% of our gross trade accounts receivable balance) and $4.8 million as of August 31, 2011 (which represented less than 1% of our gross trade accounts receivable balance).

Certain of our existing stockholders have significant influence.

At August 31, 2012, our executive officers, directors and certain of their family members collectively beneficially owned 9.4% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 5.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2012. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements.

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

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2012 fiscal year and that remain unresolved.

Item 2. Properties

We own or lease facilities located in Argentina, Austria, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan,

Turkey, Ukraine, United Arab Emirates, the U.S. and Vietnam. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2012:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Auburn Hills, Michigan	207,000	Owned	Manufacturing
Belo Horizonte, Brazil	155,000	Leased	Manufacturing
Boise, Idaho	3,000	Leased	Support
Buenos Aires, Argentina	4,000	Leased	Aftermarket, Support, Storage
Calgary, Canada	11,000	Leased	Aftermarket
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, Aftermarket, Storage
Chihuahua, Mexico	180,000	Leased	Storage
Colorado Springs, Colorado	8,000	Leased	Design
Council Bluffs, Iowa	124,000	Leased	Aftermarket, Support, Storage
Guadalajara, Mexico	363,000	Owned	Manufacturing
Guadalajara, Mexico	703,000	Leased	Manufacturing, Support
Irvine, California	6,000	Leased	Support
Lake Orion, Michigan	45,000	Leased	Storage
Louisville, Kentucky	140,000	Leased	Aftermarket
Manaus, Brazil	170,000	Leased	Prototype Manufacturing
McAllen, Texas	71,000	Leased	Aftermarket
Memphis, Tennessee	1,201,000	Leased	Manufacturing, Aftermarket
Mexico City, Mexico	1,000	Leased	Support, Storage
Nogales, Mexico	100,000	Leased	Aftermarket
Plano, Texas	144,000	Leased	Aftermarket, Support, Storage
Poughkeepsie, New York	40,000	Leased	Storage
Reynosa, Mexico	421,000	Owned	Aftermarket
Reynosa, Mexico	285,000	Leased	Aftermarket
Round Rock, Texas(1)	65,000	Leased
San Jose, California	181,000	Leased	Prototype Manufacturing
Sorocaba, Brazil	39,000	Leased	Manufacturing
St. Petersburg, Florida	297,000	Owned	Manufacturing, Aftermarket, Support
St. Petersburg, Florida	150,000	Leased	Manufacturing, Aftermarket, Design
Tampa, Florida	110,000	Owned	Aftermarket, Storage, Support
Tampa, Florida	55,000	Leased	Storage
Tempe, Arizona	191,000	Owned	Manufacturing, Support, Training, Storage
Tempe, Arizona	27,000	Leased	Support, Storage, Training
Toronto, Canada	55,000	Leased	Aftermarket
Valhinos, Brazil	51,000	Leased	Aftermarket

Total Americas	6,628,000

Alexandra, Singapore	13,000	Leased	Manufacturing
Beijing, China	4,000	Leased	Design
Chennai, India(1)	284,000	Owned
Dubai, United Arab Emirates	1,000	Leased	Support
Gotemba, Japan	138,000	Leased	Manufacturing
Gurgoan, India	31,000	Leased	Aftermarket, Storage, Support
Hachiouji, Japan	20,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam(2)	273,000	Owned
Ho Chi Minh City, Vietnam	105,000	Leased	Manufacturing
Hsinchu, Taiwan	21,000	Leased	Design
Huangpu, China	2,613,000	Owned	Manufacturing
Huangpu, China	1,031,000	Leased	Manufacturing, Training
Jaipur, India	6,000	Leased	Storage
Mumbai, India	3,000	Leased	Support

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Nanjing, China	135,000	Leased	Manufacturing
Penang, Malaysia	969,000	Owned	Manufacturing, Aftermarket
Penang, Malaysia	286,000	Leased	Manufacturing, Support
Ranjangaon, India	262,000	Owned	Manufacturing
Selangor, Malaysia	50,000	Leased	Aftermarket, Storage, Support
Shanghai, China	494,000	Owned	Manufacturing, Design, Aftermarket
Shanghai, China	6,000	Leased	Support
Shenzhen, China	795,000	Leased	Manufacturing
Sungnam-si, South Korea	1,000	Leased	Support
Suzhou, China	159,000	Owned	Manufacturing
Suzhou, China	437,000	Leased	Manufacturing, Aftermarket
Taichung, Taiwan	419,000	Owned	Manufacturing, Design, Support, Storage
Taichung, Taiwan	247,000	Leased	Manufacturing, Support, Storage
Taipei, Taiwan	12,000	Leased	Design, Support, Storage
Tampines, Singapore	8,000	Leased	Manufacturing
Tel Aviv, Israel	3,000	Leased	Support
Tianjin, China	158,000	Owned	Manufacturing
Tianjin, China	1,622,000	Leased	Manufacturing
Toa Payoh, Singapore	88,000	Leased	Manufacturing, Design
Tokyo, Japan	2,000	Leased	Support
Wuxi, China	462,000	Owned	Manufacturing, Design, Support, Storage
Wuxi, China	2,188,000	Leased	Manufacturing, Design, Support, Storage
Yantai, China	212,000	Leased	Manufacturing

Total Asia	13,558,000

Amsterdam, The Netherlands	79,000	Leased	Aftermarket
Ankara, Turkey	1,000	Leased	Aftermarket
Ayr, Scotland	13,000	Leased	Aftermarket
Boblingen, Germany	16,000	Leased	Manufacturing, Prototype Manufacturing
Brest, France	463,000	Owned	Manufacturing
Bydgoszcz, Poland	228,000	Leased	Aftermarket
Cassina de Pecchi, Italy(1)	161,000	Leased
Coventry, England	51,000	Leased	Aftermarket
Dublin, Ireland	4,000	Leased	Support
Eindhoven, The Netherlands	124,000	Leased	Aftermarket, Storage, Support
Gallargues, France	25,000	Leased	Manufacturing
Hasselt, Belgium	85,000	Leased	Prototype Manufacturing, Design
Jena, Germany	24,000	Leased	Design
Kwidzyn, Poland	563,000	Owned	Manufacturing, Storage
Livingston, Scotland	130,000	Owned	Manufacturing
Madrid, Spain	1,000	Leased	Support
Marcianise, Italy	230,000	Leased	Manufacturing
Pecs, Hungary	36,000	Leased	Aftermarket
Solihull, England	22,000	Leased	Support, Storage
Szombathely, Hungary	198,000	Owned	Aftermarket
Szombathely, Hungary	68,000	Leased	Aftermarket
Tiszaujvaros, Hungary	423,000	Owned	Manufacturing
Tiszaujvaros, Hungary	160,000	Leased	Manufacturing
Tver, Russia	44,000	Leased	Manufacturing
Uzhgorod, Ukraine	278,000	Owned	Manufacturing
Vienna, Austria	88,000	Leased	Manufacturing, Design
Venray, The Netherlands	399,000	Leased	Manufacturing

Total Europe	3,914,000

Total Facilities at August 31, 2012	24,100,000

(1)	This facility is no longer used in our business operations.

(2)	This facility is under construction and is not currently used in our business operations.

Certifications

Our manufacturing facilities and our aftermarket facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Aerospace Standard AS/EN 9100 — Tempe, Arizona; St. Petersburg, Florida; Penang, Malaysia; Livingston, Scotland; and Singapore City, Singapore.

•	Automotive Standard TS16949 — Vienna, Austria; Huangpu, Shanghai, Shenzhen, Suzhou, Tianjin and Wuxi China; Tiszaujvaros, Hungary; and Chihuahua, Mexico.

•	FDA Medical Registered — Shanghai, China; Louisville, Kentucky; Auburn Hills, Michigan; and Singapore City, Singapore.

•

Medical Standard ISO-13485 — Tempe, Arizona; Vienna, Austria; Hasselt, Belgium; San Jose, California; Huangpu, Shanghai, Shenzhen and Wuxi, China; St. Petersburg, Florida; Tiszaujvaros, Hungary; Pune, India; Louisville, Kentucky; Penang, Malaysia; Auburn Hills, Michigan; Kwidzyn, Poland; Livingston, Scotland; and Singapore City, Singapore.

•

Occupational Health & Safety Management System Standard OHSAS 18001 — Huangpu, Shanghai, and Wuxi China; Manaus, Brazil; St. Petersburg, Florida; Tiszaujvaros, Hungary; Penang, Malaysia; Chihuahua and Guadalajara, Mexico; Bydgoszcz, Poland; Singapore City, Singapore; Taichung, Taiwan; and Memphis, Tennessee.

•	Telecommunications Standard TL 9000 — San Jose, California; Huangpu, Shanghai and Wuxi, China; Tiszaujvaros, Hungary; and Penang, Malaysia.

•

ESD/ANSI 20:20 Standard — Tempe, Arizona; San Jose, California; Huangpu; Shanghai; Tianjin and Wuxi, China; St. Petersburg, Florida; Szombathely, Hungary; Ranjangaon, India; Louisville, Kentucky; Penang, Malaysia; Guadalajara and Reynosa, Mexico; and Auburn Hills, Michigan.

Item 3.    Legal Proceedings

We are party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “JBL.” The following table sets forth the high and low sales prices per share for our common stock as reported on the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal Year Ended August 31, 2012
First Quarter (September 1, 2011 — November 30, 2011)	$21.49	$14.93
Second Quarter (December 1, 2011 — February 29, 2012)	$26.50	$18.79
Third Quarter (March 1, 2012 — May 31, 2012)	$27.40	$18.73
Fourth Quarter (June 1, 2012 — August 31, 2012)	$23.95	$17.67
Fiscal Year Ended August 31, 2011
First Quarter (September 1, 2010 — November 30, 2010)	$15.78	$10.39
Second Quarter (December 1, 2010 — February 28, 2011)	$23.09	$15.30
Third Quarter (March 1, 2011 — May 31, 2011)	$22.11	$18.46
Fourth Quarter (June 1, 2011 — August 31, 2011)	$21.51	$13.94

On October 4, 2012, the closing sales price for our common stock as reported on the New York Stock Exchange was $18.05. As of October 4, 2012, there were 3,152 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2012 and 2011.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012
	April 19, 2012	$0.08	$17,281	May 15, 2012	June 1, 2012
	July 19, 2012	$0.08	$17,230	August 15, 2012	September 4, 2012
Fiscal year 2011:	October 21, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 19, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647	May 16, 2011	June 1, 2011
	July 21, 2011	$0.07	$15,233	August 15, 2011	September 1, 2011

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands) (2)
June 1, 2012 — June 30, 2012	—	$—	—	$29,050,590
July 1, 2012 — July 31, 2012	1,179	$19.24	—	$29,050,590
August 1, 2012 — August 31, 2012	46	$22.78	—	$29,050,590

Total	1,225	$19.38	—	$29,050,590

(1)

The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

(2)

On October 20, 2011, our Board of Directors authorized the repurchase of up to $100.0 million of shares of our common stock during the twelve month period following the meeting. During the three months ended August 31, 2012, no shares were repurchased in the open market. The remaining authorized shares were repurchased after the fiscal year ended August 31, 2012.

Item 6.    Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2012	2011	2010	2009	2008
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$17,151,941	$16,518,827	$13,409,411	$11,684,538	$12,779,703
Cost of revenue	15,842,896	15,264,257	12,405,267	10,965,723	11,911,902

Gross profit	1,309,045	1,254,570	1,004,144	718,815	867,801
Operating expenses:
Selling, general and administrative	644,452	590,572	589,738	495,941	491,324
Research and development	25,837	25,034	28,085	27,321	32,984
Amortization of intangibles	16,825	22,051	25,934	31,039	37,288
Restructuring and impairment charges	—	628	8,217	51,894	54,808
Goodwill impairment charges	—	—	—	1,022,821	—
Settlement of receivables and related charges	—	13,607	—	—	—
Loss on disposal of subsidiaries	—	23,944	24,604	—	—

Operating income (loss)	621,931	578,734	327,566	(910,201)	251,397
Other expense	8,943	2,986	4,087	20,111	11,902
Interest income	(2,041)	(3,132)	(2,956)	(7,426)	(12,014)
Interest expense	106,129	97,693	79,168	82,247	94,316

Income (loss) before income tax	508,900	481,187	247,267	(1,005,133)	157,193
Income tax expense	112,811	98,229	76,501	160,898	25,119

Net income (loss)	396,089	382,958	170,766	(1,166,031)	132,074
Net income (loss) attributable to noncontrolling interests, net of income tax expense	1,402	1,895	1,926	(819)	(1,818)

Net income (loss) attributable to Jabil Circuit, Inc.	$394,687	$381,063	$168,840	$(1,165,212)	$133,892

Earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.91	$1.78	$0.79	$(5.63)	$0.64

Diluted	$1.87	$1.73	$0.78	$(5.63)	$0.64

Weighted average shares outstanding:
Basic	206,160	214,502	214,332	207,002	209,805

Diluted	211,181	220,719	217,597	207,002	210,425

	August 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$1,780,332	$1,225,899	$1,048,844	$990,900	$1,091,497

Total assets	$7,803,141	$7,057,940	$6,367,747	$5,317,858	$7,032,137

Current installments of notes payable and long-term debt	$18,031	$74,160	$167,566	$197,575	$269,937

Notes payable and long-term debt, less current installments	$1,658,326	$1,112,594	$1,018,930	$1,036,873	$1,099,473

Total Jabil Circuit, Inc. stockholders’ equity	$2,105,057	$1,867,120	$1,578,046	$1,435,162	$2,715,725

Cash dividends declared, per share	$0.32	$0.28	$0.28	$0.28	$0.28

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations

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

Uncertainty remains regarding the extent and timing of the current economic recovery, particularly in those countries (such as those in much of Europe) where economic conditions have recently regressed. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

We manage our business and operations in the following three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). Our DMS segment is composed of dedicated resources to manage higher complexity global products in regulated industries and bring materials and process technologies including design and aftermarket services to our global customers. Our E&I and HVS segments offer integrated global supply chain solutions designed to provide cost effective solutions for our customers. Our E&I segment is focused on our customers primarily in the computing, storage, networking and telecommunication sectors. Our HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.

We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We assume no significant obligations after product shipment.

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

An important element of our strategy is the expansion of our global production facilities. The majority of our revenue and materials costs worldwide are denominated in U.S. dollars, while our labor and utility costs in operations outside the U.S. are denominated in local currencies. We economically hedge these local currency costs, based on our evaluation of the potential exposure as compared to the cost of the hedge, through the purchase of foreign currency exchange contracts. Changes in the fair market value of such hedging instruments are reflected within the Consolidated Statement of Operations and the Consolidated Statement of Comprehensive Income. See “Risk Factors — We are subject to risks of currency fluctuations and related hedging operations.”

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

Summary of Results

Net revenues for fiscal year 2012 increased approximately 3.8% to $17.2 billion compared to $16.5 billion for fiscal year 2011 largely due to increased revenue from certain of our existing customers, including new program wins with these customers.

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2012	2011	2010
Net revenue	$17,151,941	$16,518,827	$13,409,411
Gross profit	$1,309,045	$1,254,570	$1,004,144
Operating income	$621,931	$578,734	$327,566
Net income attributable to Jabil Circuit, Inc	$394,687	$381,063	$168,840
Income per share — basic	$1.91	$1.78	$0.79
Income per share — diluted	$1.87	$1.73	$0.78

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2012	May 31, 2012	February 29, 2012	November 30, 2011
Sales cycle	7 days	12 days	15 days	7 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	23 days	24 days	24 days	23 days
Days in inventory	51 days	55 days	54 days	54 days
Days in accounts payable	67 days	67 days	63 days	70 days

Three Months Ended
	August 31, 2011	May 31, 2011	February 28, 2011	November 30, 2010
Sales cycle	8 days	11 days	11 days	16 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	23 days	22 days	24 days	26 days
Days in inventory	51 days	52 days	53 days	52 days
Days in accounts payable	66 days	63 days	66 days	62 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2012, days in accounts receivable decreased one day to 23 days as compared to the prior sequential quarter as a result of the timing of sales and cash collection efforts during the quarter. During the three months ended May 31, 2012, days in accounts receivable remained constant at 24 days as compared to the prior sequential quarter. During the three months ended February 29, 2012, days in accounts receivable increased one day to 24 days as compared to the prior sequential quarter largely as a result of the timing of sales and cash collection efforts during the quarter. During the three months ended November 30, 2011, days in accounts receivable remained constant at 23 days as compared to the prior sequential quarter.

During the three months ended August 31, 2012, days in inventory decreased four days to 51 days, as compared to the prior sequential quarter due to continued focus on inventory management and increased sales activity during the quarter. Additionally, inventory decreased as some of the previously increased levels of inventory to support the transition of certain program wins have declined as the programs have been transitioned. During the three months ended May 31, 2012, days in inventory increased one day to 55 days, as compared to the prior sequential quarter, largely due to increased levels of inventory to support the transition of certain program wins. During the three months ended February 29, 2012, days in inventory remained constant at 54 days as compared to the prior sequential quarter. During the three months ended November 30, 2011, days in inventory increased three days to 54 days as compared to the prior sequential quarter largely due to increased levels of inventory to support the transition of certain program wins and higher revenue levels. Inventory turns, on an annualized basis, remained constant at seven turns during each quarter of fiscal year 2012.

During the three months ended August 31, 2012, May 31, 2012, February 29, 2012 and November 30, 2011, days in accounts payable remained constant at 67 days, increased four days to 67 days, decreased seven days to 63 days and increased four days to 70 days, respectively, from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters.

The sales cycle was 7 days during the three months ended August 31, 2012, 12 days during the three months ended May 31, 2012, 15 days during the three months ended February 29, 2012 and 7 days during the three months ended November 30, 2011. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Revenue Recognition

We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We assume no significant obligations after product shipment.

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

We perform an indefinite-lived intangible asset impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount to the fair value. We determine the fair value of our indefinite-lived intangible assets principally based on a variation of the income approach, known as the relief from royalty methodology. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is considered impaired.

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2012 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

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

The Internal Revenue Service (“IRS”) completed its field examination of our tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, our income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005.

The IRS also completed its field examination for fiscal years 2006 through 2008 and issued a RAR on April 25, 2012. The proposed adjustments primarily related to the carryforward impact of the adjustments proposed by the IRS for fiscal years 2003 through 2005 related to valuable intangible property transferred to certain foreign affiliates without charge in prior years. Due to the utilization of tax attributes, including net operating loss (“NOL”) carryforwards and NOL carrybacks, there is no proposed additional tax payment, interest, or penalties contained in the RAR with respect to fiscal years 2006 through 2008. In addition, the IRS will likely make similar claims in future audits with respect to these types of transactions (at this time, determination of the additional income tax due for these later years is not practicable). We also anticipate that the IRS may seek to impose interest and penalties in subsequent years with respect to the same types of issues.

We disagree with the proposed adjustments and are vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, we continue to provide for the uncertain tax position based on the more likely than not standards. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on our financial position, results of operations or cash flows. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on our results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid). For further discussion related to our income taxes, refer to Note 4 — “Income Taxes” to the Consolidated Financial Statements and “Risk Factors — We are subject to the risk of increased taxes.”

Recent Accounting Pronouncements

See Note 15 — “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2012	2011	2010
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	92.4	92.4	92.5

Gross profit	7.6	7.6	7.5
Operating expenses:
Selling, general and administrative	3.7	3.6	4.4
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.1	0.1	0.2
Restructuring and impairment charges	—	0.0	0.1
Settlement of receivables and related charges	—	0.1	—
Loss on disposal of subsidiaries	—	0.1	0.2

Operating income	3.6	3.5	2.4
Other expense	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.6	0.6	0.6

Income before income tax	3.0	2.9	1.8
Income tax expense	0.7	0.6	0.5

Net income	2.3	2.3	1.3
Net income attributable to noncontrolling interests, net of income tax expense	0.0	0.0	0.0

Net income attributable to Jabil Circuit, Inc	2.3%	2.3%	1.3%

Fiscal Year Ended August 31, 2012 Compared to Fiscal Year Ended August 31, 2011

Net Revenue.    Our net revenue increased 3.8% to $17.2 billion for fiscal year 2012, up from $16.5 billion in fiscal year 2011. Specific increases include a 48% increase in the sale of specialized services products; a 7% increase in the sale of instrumentation and healthcare products and a 2% increase in the sale of industrial and Clean Tech products. These increases were partially offset by a 14% decrease in the sale of HVS products and a 2% decrease in the sale of E&I products. The increases are primarily due to increased revenue from certain of our existing customers, most notably in DMS, including new program wins with these customers. The decreases in E&I and HVS revenues are primarily due to a decline in the end-market demand for certain customer products in these segments, partially offset by an increase in the sale of printer and storage products due to new program wins.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive and display sectors; seasonality in our business; and business growth from new and existing customers. On September 1, 2010, we reorganized our business into the following three segments: DMS, E&I and HVS. In conjunction with this reorganization, there have been certain reclassifications made within the reported sectors for the fiscal year ended August 31, 2010.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2012	2011	2010
DMS
Specialized Services	24%	17%	12%
Industrial & CleanTech	12%	12%	13%
Instrumentation & Healthcare	8%	7%	7%

Total DMS	44%	36%	32%

Total E&I	29%	32%	32%

Total HVS	27%	32%	36%

Total	100%	100%	100%

Foreign source revenue represented 85.6% of our net revenue for fiscal year 2012 and 86.0% of net revenue for fiscal year 2011. We currently expect our foreign source revenue to slightly decrease as compared to current levels over the course of the next 12 months.

Gross Profit.    Gross profit remained constant at $1.3 billion (7.6% of net revenue) for fiscal year 2012 as compared to fiscal year 2011.

Selling, General and Administrative.    Selling, general and administrative expenses increased to $644.5 million (3.7% of net revenue) for fiscal year 2012 compared to $590.6 million (3.6% of net revenue) for fiscal year 2011. The increase in selling, general and administrative expenses as a percentage of net revenue between fiscal years 2012 and 2011 is due to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business and additional selling, general and administrative expenses associated with acquisitions, including F-I Holding Company (which directly or indirectly wholly owns certain French and Italian operations) during the second quarter of fiscal year 2011 and Telmar Network Technology, Inc. (“Telmar”) during the second quarter of fiscal year 2012.

Research and Development.    Research and development (“R&D”) expenses for fiscal year 2012 remained relatively constant at $25.8 million (0.2% of net revenue) from $25.0 million (0.2% of net revenue) for fiscal year 2011.

Amortization of Intangibles.    We recorded $16.8 million of amortization of intangibles in fiscal year 2012 as compared to $22.1 million in fiscal year 2011. The decrease is primarily attributable to certain intangible assets that became fully amortized since August 31, 2011, partially offset by an increase to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Telmar. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets”, Note 6 — “Goodwill and Other Intangible Assets” and Note 14 — “Business Acquisitions” to the Consolidated Financial Statements.

Settlement of Receivables and Related Charges.    We recorded a loss on settlement of receivables and related charges of $13.6 million during fiscal year 2011. During the second quarter of fiscal year 2011, we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein). The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Consolidated Financial Statements for further details.

During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, we recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. In addition, we recognized acquisition costs and other related charges of $0.9 million during the second quarter of fiscal year 2011. Refer to Note 14 — “Business Acquisitions” to the Consolidated Financial Statements for further details.

Loss on Disposal of Subsidiaries.    We recorded a loss on disposal of subsidiaries of $23.9 million during fiscal year 2011.

Other Expense.    Other expense increased to $8.9 million for fiscal year 2012 compared to $3.0 million for fiscal year 2011, respectively. The increase was primarily due to an incremental loss of $2.3 million recognized during fiscal year 2012 under the foreign asset-backed securitization program, largely due to such expense being recorded to interest expense during a portion of the comparable period (as the program was accounted for as a secured borrowing until May 11, 2011) and $3.4 million of expense recognized during the fiscal year 2012 related to fair value adjustments associated with customer warrants. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further discussion of the foreign asset-backed securitization program.

Interest Income.    Interest income decreased to $2.0 million for fiscal year 2012 compared to $3.1 million for fiscal year 2011. The decrease during these periods was primarily due to reduced cash investments.

Interest Expense.    We recorded $106.1 million of interest expense in fiscal year 2012 as compared to $97.7 million in fiscal year 2011. The increase was primarily due to increased borrowings associated with our five year unsecured credit facility amended as of December 7, 2010 (the “Old Amended and Restated Credit Facility”) which was further amended and restated on March 19, 2012 by the Amended and Restated Credit Facility. These increases were partially offset by the losses recognized in connection with the asset-backed securitization programs that were recorded to interest expense during the fiscal year ended August 31, 2011 because the asset-backed securitization programs were accounted for as secured borrowings for a portion of the period. Refer to Note 2 — “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

Income Tax Expense.    Income tax expense reflects an effective tax rate of 22.2% for fiscal year 2012, as compared to an effective tax rate of 20.4% for fiscal year 2011. The effective tax rate increased from the previous period primarily due to the mix of tax rates and the expiration of tax incentives in various jurisdictions in which we do business, partially offset by the release of tax reserves related to the settlement of a non-U.S. governmental tax audit in fiscal year 2012 and no tax benefit related to the acquisition losses of F-I Holding Company in fiscal year 2011. Most of our international operations have historically been taxed at a lower rate than in the U.S., due to lower statutory tax rates and tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The Hungarian incentive and the majority of the Chinese incentives expired during fiscal year 2012. The remaining material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes”, “Risk Factors — We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements further discussion.

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

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2012 Compared to Fiscal Year Ended August 31, 2011 — Net Revenue.”

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

Research and Development.     R&D expenses for fiscal year 2011 decreased to $25.0 million (0.2% of net revenue) from $28.1 million (0.2% of net revenue) for fiscal year 2010. The decrease is primarily due to a greater portion of engineering resources working on customer funded design projects and R&D activity being moved to our design centers in lower-cost geographies.

Amortization of Intangibles.    We recorded $22.1 million of amortization of intangibles in fiscal year 2011 as compared to $25.9 million in fiscal year 2010. The decrease is primarily attributable to certain intangible assets that became fully amortized since August 31, 2010. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) — “Description of Business and Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets” and Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring and Impairment Charges.

a.  2009 Restructuring Plan

During fiscal year 2011, we reversed $0.1 million of previously recognized restructuring and impairment costs, compared to charges of $7.7 million of restructuring and impairment costs recorded during fiscal year 2010 to our Consolidated Statement of Operations.

b.  2006 Restructuring Plan

During fiscal year 2011, we recorded approximately $0.7 million of restructuring and impairment costs, compared to charges of $0.5 million of restructuring and impairment charges recorded during fiscal year 2010. The restructuring and impairment costs for fiscal year 2011 are primarily related to lease commitment costs.

Settlement of Receivables and Related Charges.    We recorded a loss on settlement of receivables and related charges of $13.6 million during fiscal year 2011. During the second quarter of fiscal year 2011, we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein). The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Consolidated Financial Statements for further details.

During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, we recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. In addition, we recognized acquisition costs and other related charges of $0.9 million during the second quarter of fiscal year 2011. Refer to Note 14 — “Business Acquisitions” to the Consolidated Financial Statements for further details.

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

During the fourth quarter of fiscal year 2010, we sold F-I Holding Company, which directly or indirectly wholly owns the Competence Sites, to an unrelated third party. In connection with this transaction, we provided an aggregate $25.0 million working capital loan to the disposed operations. During the fourth quarter of fiscal year 2010, we recorded a charge of $8.9 million to loss on disposal of subsidiaries within the Consolidated Statement of Operations, including $1.7 million of transaction-related costs and $6.5 million in order to record the working capital loan at its respective fair market value at August 31, 2010 based upon a discounted cash flow analysis. During the second quarter of fiscal year 2011, we recorded a charge of $23.9 million to loss on disposal of subsidiaries within the Consolidated Statement of Operations, including $18.5 million to fully write-off the remaining balance of the working capital loan and $5.4 million to write off a purchase price related receivable that we were due from the third party purchaser as they were deemed no longer collectible. Refer to Note 13 — “Loss on Disposal of Subsidiaries” to the Consolidated Financial Statements for further discussion.

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

Income Tax Expense.    Income tax expense reflects an effective tax rate of 20.4% for fiscal year 2011, as compared to an effective tax rate of 30.9% for fiscal year 2010. The effective tax rate differs from the previous period due to the amount of earnings, mix of tax rates, and increase in tax incentives in the various jurisdictions in which we do business and the sale of F-I Holding Company (which owns the Competence Sites) in fiscal year 2010, partially offset by the acquisition of F-I Holding Company in fiscal year 2011. Most of our international operations have historically been taxed at a lower rate than in the U.S., primarily due to tax incentives granted to our sites in Brazil, China, Hungary, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes”, “Risk Factors – We are subject to the risk of increased taxes” and Note 4 — “Income Taxes” to the Consolidated Financial Statements further discussion.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Operating income (U.S. GAAP)	$621,931	$578,734	$327,566
Amortization of intangibles	16,825	22,051	25,934
Distressed customer charges	16,014	—	—
Stock-based compensation and related charges	81,409	76,230	104,609
Restructuring and impairment charges	—	628	8,217
Settlement of receivables and related charges	—	13,607	—
Loss on disposal of subsidiaries	—	23,944	24,604

Core operating income (Non-U.S. GAAP)	$736,179	$715,194	$490,930

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$394,687	$381,063	$168,840
Amortization of intangibles, net of tax	16,425	21,998	25,887
Distressed customer charges	16,014	—	—
Stock-based compensation and related charges, net of tax	79,985	75,068	102,719
Restructuring and impairment charges, net of tax	—	628	8,314
Settlement of receivables and related charges	—	13,607	—
Loss on disposal of subsidiaries, net of tax	—	23,944	24,604

Core earnings (Non-U.S. GAAP)	$507,111	516,308	330,364

Earnings per share: (U.S. GAAP)
Basic	$1.91	$1.78	$0.79
Diluted	$1.87	$1.73	$0.78
Core earnings per share: (Non-U.S. GAAP)
Basic	$2.46	$2.41	$1.54
Diluted	$2.40	$2.34	$1.52
Common shares used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	206,160	214,502	214,332

Diluted	211,181	220,719	217,597

Core operating income in fiscal year 2012 increased 2.9% to $736.2 million compared to $715.2 million in fiscal year 2011. Core earnings in fiscal year 2012 decreased 1.8% to $507.1 million compared to $516.3 million in fiscal year 2011. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Fiscal Year Ended August 31, 2012 Compared to Fiscal Year Ended August 31, 2011 — Gross Profit.”

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2012 and 2011 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2012				Fiscal Year 2011
	Aug. 31, 2012	May 31, 2012	Feb. 29, 2012	Nov. 30, 2011	Aug. 31, 2011	May 31, 2011	Feb. 28, 2011	Nov. 30, 2010
	(in thousands, except per share data)
Net revenue	$4,338,080	$4,250,918	$4,236,174	$4,326,769	$4,280,295	$4,227,688	$3,928,663	$4,082,181
Cost of revenue	4,020,532	3,921,595	3,914,010	3,986,759	3,951,092	3,909,312	3,632,263	3,771,590

Gross profit	317,548	329,323	322,164	340,010	329,203	318,376	296,400	310,591
Operating expenses:
Selling, general and administrative	163,070	162,748	160,811	157,823	152,204	154,112	141,807	142,449
Research and development	6,784	6,518	6,264	6,271	6,209	6,544	6,540	5,741
Amortization of intangibles	3,426	3,454	4,871	5,074	5,230	5,187	5,665	5,969
Restructuring and impairment charges	—	—	—	—	—	—	196	432
Settlement of receivables and relates charges	—	—	—	—	—	—	13,607	—
Loss on disposal of subsidiaries	—	—	—	—	—	—	23,944	—

Operating income	144,268	156,603	150,218	170,842	165,560	152,533	104,641	156,000
Other expense (income)	2,440	1,899	1,919	2,685	568	1,771	847	(200)
Interest income	(462)	(733)	(288)	(558)	(646)	(897)	(739)	(850)
Interest expense	27,826	26,462	26,322	25,519	24,605	25,149	25,777	22,162

Income before income tax	114,464	128,975	122,265	143,196	141,033	126,510	78,756	134,888
Income tax expense	31,999	27,377	24,020	29,415	25,492	22,222	23,038	27,477

Net income	82,465	101,598	98,245	113,781	115,541	104,288	55,718	107,411
Net income (loss) attributable to noncontrolling interests, net of income tax expense	(332)	278	547	909	1,253	(407)	315	734

Net income attributable to Jabil Circuit, Inc	82,797	101,320	$97,698	$112,872	114,288	104,695	$55,403	$106,677

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.40	$0.49	$0.47	$0.55	$0.54	$0.49	$0.26	$0.50

Diluted	$0.39	$0.48	$0.46	$0.54	$0.52	$0.47	$0.25	$0.49

Weighted average shares outstanding:
Basic	205,666	206,298	207,287	205,388	212,753	215,705	215,170	214,395

Diluted	210,847	211,541	212,148	209,937	219,494	222,337	221,022	217,405

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2012				Fiscal Year 2011
	Aug. 31, 2012	May 31, 2012	Feb. 29, 2012	Nov. 30, 2011	Aug. 31, 2011	May 31, 2011	Feb. 28, 2011	Nov. 30, 2010
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	92.2	92.4	92.1	92.3	92.5	92.5	92.4

Gross profit	7.3	7.8	7.6	7.9	7.7	7.5	7.5	7.6
Selling, general and administrative	3.7	3.8	3.8	3.6	3.6	3.6	3.6	3.6
Research and development	0.2	0.2	0.2	0.2	0.1	0.2	0.2	0.1
Amortization of intangibles	0.1	0.1	0.1	0.2	0.1	0.1	0.1	0.1
Restructuring and impairment charges	—	—	—	—	—	—	0.0	0.0
Settlement of receivables and related charges	—	—	—	—	—	—	0.3	—
Loss on disposal of subsidiaries	—	—	—	—	—	—	0.6	—

Operating income	3.3	3.7	3.5	3.9	3.9	3.6	2.7	3.8

Other expense	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	0.7	0.7	0.6	0.6	0.6	0.6	0.7	0.5

Income before income taxes	2.6	3.0	2.9	3.3	3.3	3.0	2.0	3.3
Income tax expense	0.7	0.6	0.6	0.7	0.6	0.5	0.6	0.7

Net income	1.9	2.4	2.3	2.6	2.7	2.5	1.4	2.6
Net income attributable to noncontrolling interests, net of income tax expense	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Net income attributable to Jabil Circuit, Inc	1.9%	2.4%	2.3%	2.6%	2.7%	2.5%	1.4%	2.6%

Acquisitions and Expansion

As discussed in Note 14 — “Business Acquisitions” to the Consolidated Financial Statements, we completed our acquisition of Telmar during the second quarter of fiscal year 2012. Acquisitions are accounted for using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Liquidity and Capital Resources

At August 31, 2012, we had cash and cash equivalent balances totaling $1.2 billion, total notes payable and long-term debt of $1.7 billion, $1.3 billion in available liquidity under our revolving credit facilities and up to $184.3 million in available liquidity under our trade accounts receivable securitization and uncommitted sale programs. As the sale programs are uncommitted, we can offer no assurance that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

Cash Flows

The following table sets forth, for the fiscal years ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Net cash provided by operating activities	$634,226	$828,009	$427,410
Net cash used in investing activities	(605,870)	(426,278)	(440,257)
Net cash provided by (used in) financing activities	317,358	(267,722)	(100,280)
Effect of exchange rate changes on cash	(17,069)	10,273	(18,816)

Net increase (decrease) in cash and cash equivalents	$328,645	$144,282	$(131,943)

Net cash provided by operating activities for fiscal year 2012 was approximately $634.2 million. This resulted primarily from net income of $396.1 million, $353.5 million in non-cash depreciation and amortization expense and $81.4 million in stock-based compensation expense; which were partially offset by a $141.6 million increase in prepaid expenses and other current assets and a $53.3 million increase in inventories. The increase in prepaid expenses and other current assets was primarily driven by increases in the deferred purchase price notes receivable under our asset-backed securitization programs due to higher levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions discussed further below and advanced deposits made for machinery and equipment purchases and facility expansion primarily within our DMS segment. The increase in inventories was primarily to support the transition of certain program wins.

Net cash used in investing activities for fiscal year 2012 was $605.9 million. This consisted primarily of capital expenditures of $497.7 million principally for machinery and equipment for new business, particularly within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades and $125.1 million of net cash paid to acquire Telmar. These increases were partially offset by $16.4 million of proceeds from the sale of property and equipment.

Net cash provided by financing activities for fiscal year 2012 was $317.4 million. This resulted from our receipt of approximately $0.5 billion of proceeds from borrowings under the 4.700% Senior Notes and $8.7 billion of proceeds from borrowings under existing debt agreements, which primarily included $8.3 billion of borrowings under the Old Amended and Restated Credit Facility and the Amended and Restated Credit Facility. This was offset by repayments in an aggregate amount of approximately $8.7 billion during fiscal year 2012, which primarily included an aggregate of $8.3 billion of repayments under the Old Amended and Restated Credit Facility and the Amended and Restated Credit Facility. In addition, we paid $71.0 million to repurchase 3,212,418 of our common shares, $65.2 million in dividends to stockholders, $20.5 million related to the purchase of a portion of our noncontrolling interest of a subsidiary within our DMS segment and $31.2 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $31.2 million of employee-owned common stock related to this vesting) during the fiscal year ended August 31, 2012.

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

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 2 — “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

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

In connection with our asset-backed securitization programs, at August 31, 2012, we had sold $861.9 million of eligible trade accounts receivable, which represents the face amount of total outstanding receivables at that date. In exchange, we received cash proceeds of $379.4 million, and a net deferred purchase price receivable. At August 31, 2012, the net deferred purchase price receivable totaled approximately $477.4 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets.

b.  Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2012, the factoring agreement was extended through September 30, 2012, at which time it was automatically renewed for an additional six-month period.

During the fiscal year ended August 31, 2012, we sold $76.0 million of trade accounts receivable and received cash proceeds of $76.0 million.

c.  Trade Accounts Receivable Sale Programs

In connection with two separate uncommitted trade accounts receivable sale agreements with banks, the second of which was entered into during the first quarter of fiscal year 2012, we may elect to sell and the banks may elect to purchase at a discount, on an ongoing basis, up to a maximum of $250.0 million and $40.0 million of specific trade accounts receivable at any one time. The $250.0 million uncommitted trade accounts receivable sale agreement has no defined termination date and either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. The $40.0 million uncommitted trade accounts receivable sale agreement was amended during the fourth quarter of fiscal year 2012. Prior to the amendment, the capacity was $50.0 million. The $40.0 million agreement will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. A $200.0 million uncommitted trade accounts receivable sale agreement, which we were previously party to, was terminated on May 31, 2012.

During the fiscal year ended August 31, 2012, we sold $2.1 billion of trade accounts receivable under these programs and we received cash proceeds of $2.1 billion.

Notes payable and long-term debt outstanding at August 31, 2012 and August 31, 2011 are summarized below (in thousands):

	August 31, 2012	August 31, 2011
7.750% Senior Notes due 2016 (a)	$305,221	$303,501
8.250% Senior Notes due 2018 (b)	397,903	397,521
5.625% Senior Notes due 2020 (c)	400,000	400,000
4.700% Senior Notes due 2022 (d)	500,000	—
Borrowings under credit facilities (e)	8,000	72,100
Borrowings under loans (f)	56,036	2,062
Fair value adjustment related to terminated interest rate swap on the 7.750% Senior Notes (g)	9,197	11,570

Total notes payable and long-term debt	1,676,357	1,186,754
Less current installments of notes payable and long-term debt	18,031	74,160

Notes payable and long-term debt, less current installments	$1,658,326	$1,112,594

(a)

During the fourth quarter of fiscal year 2009, we issued the 7.750% Senior Notes at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(b)

During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for the 8.250% Senior Notes that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(d)

During the fourth quarter of fiscal year 2012, we issued the 4.700% Senior Notes at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under our revolving Amended and Restated Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 4.700% Senior Notes upon a “change of control repurchase event.”

(e)

As of August 31, 2012, six of our foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Five of the credit facilities are denominated in U.S. dollars and one is denominated in Brazilian reais. The credit facilities incur interest at fixed and variable rates ranging from 2.1% to 12.4%.

On March 19, 2012, we entered into the Amended and Restated Credit Facility, which amended and restated the Old Amended and Restated Credit Facility. The Amended and Restated Credit Facility provides for a revolving credit facility in the initial amount of $1.3 billion, which may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Amended and Restated Credit Facility agreement) and loss on sale of accounts receivables. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2012, we borrowed and repaid $8.3 billion against the Old Amended and Restated Credit Facility and the Amended and Restated Credit Facility under multiple draws. In addition, during the fourth quarter of fiscal year 2012, we borrowed and repaid $1.6 billion against the Amended and Restated Credit Facility under multiple draws.

(f)

On May 2, 2012, we entered into a master lease agreement with a variable interest entity (the “VIE”) whereby we sell to and subsequently lease back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, we hold a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by us. We are the primary beneficiary of the VIE as we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, we consolidate the financial statements of the VIE and eliminate all intercompany transactions. At August 31, 2012, the VIE had approximately $55.1 million of total assets, of which approximately $53.6 million was comprised of a note receivable due from us, and approximately $54.8 million of total liabilities, of which approximately $54.7 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $54.7 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to our general credit only in the event that we default on our obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2012, we have borrowings outstanding to fund working capital needs. These additional loans total approximately $1.2 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on the Consolidated Balance Sheets.

(g)

This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 12 — “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements.

At August 31, 2012 and 2011, we were in compliance with all covenants under the Amended and Restated Credit Facility and the Old Amended and Restated Credit Facility, respectively and our securitization programs.

Uses

On October 20, 2011, January 25, 2012 April 19, 2012, and July 19, 2012, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2011, February 16, 2012, May 15, 2012, and August 15, 2012 respectively. The total cash dividend declared on October 20, 2011 of $17.4 million was paid on December 1, 2011, the total cash dividend declared on January 25, 2012 of $17.3 million was paid on March 1, 2012, the total cash dividend declared on April 19, 2012 of $17.3 million was paid on June 1, 2012 and the total cash dividend declared on July 19, 2012 of $17.2 million was paid on September 4, 2012. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. We repurchased 3,212,418 shares during the course of fiscal year 2012 for approximately $71.0 million. In addition, following the end of fiscal year 2012, we repurchased 1,583,815, which is the remaining amount authorized by our Board of Directors.

On September 25, 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. As of October 22, 2012 we repurchased 3,580,104 shares for approximately $62.3 million. The remaining shares will be repurchased from time-to-time in the open market or through privately negotiated transactions at the Company’s discretion, subject to market conditions and other factors.

On December 1, 2011, we completed our acquisition of Telmar by acquiring 100% of the issued and outstanding common shares of Telmar for approximately $128.9 million in cash which was primarily funded through the Old Amended and Restated Credit Facility. Refer to Note 14 — “Business Acquisitions” to the Consolidated Financial Statements for further details surrounding the Telmar acquisition.

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

At August 31, 2012, we had approximately $1.2 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $476.0 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $400.0 million to $500.0 million, principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment, information technology infrastructure upgrades and construction of new greenfield facilities. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends, the repurchase of common shares and our working capital requirements for the next 12 months.

Our $300.0 million North American asset-backed securitization program expires in October 2014 and our $200.0 million foreign asset-backed securitization program expires in May 2015, and we may be unable to renew either of these. Our $250.0 million uncommitted trade accounts receivable sale program does not have a defined termination date and either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. Our $40.0 million uncommitted trade accounts receivable sale program will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. As the sales programs are uncommitted, we can offer no assurance that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

Should we desire to consummate significant additional acquisition opportunities or undertake significant additional expansion activities, our capital needs would increase and could possibly result in our need to increase available borrowings under our revolving credit facilities or access public or private debt and equity markets. There can be no assurance, however, that we would be successful in raising additional debt or equity on terms that we would consider acceptable. See “Risk Factors — Our amount of debt could significantly increase in the future.”

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements, future interest on notes payable and long-term debt, future minimum lease payments under non-cancelable operating lease arrangements, pensions and employee benefit obligations and capital commitments as of August 31, 2012 are summarized below. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,667,160	$18,031	$18,235	$332,991	$1,297,903
Future interest on notes payable and long-term debt (b)	707,891	104,939	209,081	180,822	213,049
Operating lease obligations	237,002	60,432	74,467	45,534	56,569
Non-cancelable purchase order obligations (c)	112,841	111,120	1,721	—	—
Pension and postretirement contributions and payments (d)	22,293	5,531	2,319	2,664	11,779
Capital commitments (e)	3,200	3,200	—	—	—

Total contractual cash obligations (f)	$2,750,387	$303,253	$305,823	$562,011	$1,579,300

(a)	The above table excludes a $9.2 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.

(b)

Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.

(c)	Consists of purchase commitments entered into as of August 31, 2012 for property, plant and equipment pursuant to legally enforceable and binding agreements.

(d)

Includes the estimated company contributions to funded pension plans during fiscal 2013 and the expected benefit payments for unfunded pension and postretirement plans from fiscal 2013 through 2022. These future payments are not recorded on the consolidated balance sheet but will be recorded as incurred.

(e)

During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $6.8 million as of August 31, 2012. The remaining commitment of $3.2 million is callable over the next 12 months by the general partner.

(f)

At August 31, 2012, we have $7.3 million and $68.5 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values. At August 31, 2012, except for certain foreign currency contracts with a notional amount outstanding of $199.7 million and a fair value of $1.3 million recorded in prepaid expenses and other current assets and $1.2 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2012 that do not qualify as accounting hedges was $837.3 million. The fair value of these contracts amounted to a $4.4 million asset recorded in prepaid expenses and other current assets and a $3.0 million liability recorded to accrued expenses on our Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with five months being the maximum term of the contracts outstanding at August 31, 2012. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Canadian dollars, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swedish krona, Tawain dollars and U.S. dollars.

Based on our overall currency rate exposures as of August 31, 2012, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2012, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At August 31, 2012, the hedge accounting adjustment recorded is $9.2 million in the Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $8.0 million in borrowings outstanding under these facilities at August 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable and Long-Term Debt” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. Management’s report on internal control over financial reporting as of August 31, 2012 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered certified public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2012, which is incorporated herein at Item 15.

(c)  Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2012, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(d)  Limitations on the Effectiveness of Controls and Other Matters

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On December 1, 2011, we acquired Telmar. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2012 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Telmar and the entities that it directly or indirectly owns represent less than 3% of our total consolidated assets at August 31, 2012 and net revenue generated by Telmar and the entities that it directly or indirectly owns subsequent to the date of acquisition represent less than 1% of our consolidated net revenue for the fiscal year ended August 31, 2012.

As part of our acquisition of Telmar we continue to evaluate Telmar’s internal controls over financial reporting. From the acquisition date to August 31, 2012, the processes and systems of Telmar’s acquired operations did not significantly impact our internal control over financial reporting.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1 — Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2012.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a)	Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Beneficial Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2012.

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

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines, which are available on our website at http://www.jabil.com. Stockholders may request a copy of the Corporate Governance Guidelines from the address and phone number set forth above under “ — Codes of Ethics.”

Committee Charters

The charters for our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available on our website at http://www.jabil.com. Stockholders may request a copy of each of these charters from the address and phone number set forth under “ — Codes of Ethics.”

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Beneficial Ownership — Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2012.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2012.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Plans approved by security holders:
1992 Stock Option Plan	—		$—	NA
2002 Stock Incentive Plan	8,586,607	(1)	$25.91	NA
2002 CSOP Plan	34,704		$21.97	NA
2002 FSOP Plan	56,630		$24.26	NA
2011 Stock Award and Incentive Plan	—		NA	4,883,919
2002 Employee Stock Purchase Plan	NA		NA	NA
2011 Employee Stock Purchase Plan	NA		NA	5,245,402
Restricted Stock Awards	12,945,864	(2)	NA	NA

Subtotal	21,623,805			10,129,321
Plans not approved by security holders:	—		—	—

Subtotal	—			—

Total	21,623,805			10,129,321

(1)	Amount reflects the number of shares of securities to be issued upon exercise of outstanding options, warrants and rights.

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

See Note 10 — “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Related Party Transactions — Certain Related Party Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2012.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Certified Public Accounting Firm – Principal Accounting Fees and Services” and “ — Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2012.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

The Securities and Exchange Commission’s (“SEC”) general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. During the third quarter of fiscal year 2012, the Company completed its acquisition of Telmar Network Technology, Inc. (“Telmar”). In accordance with the SEC guidance, the scope of management’s evaluation of internal controls over financial reporting as of August 31, 2012 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Telmar and the entities that it directly or indirectly owns represent less than 3% of the Company’s total consolidated assets at August 31, 2012 and net revenue generated by Telmar and the entities that it directly or indirectly owns subsequent to the date of acquisition represent less than 1% of the Company’s consolidated net revenue for the fiscal year ended August 31, 2012. As part of the Company’s acquisition of Telmar, it continues to evaluate Telmar’s internal controls over financial reporting. From the acquisition date to August 31, 2012, the processes and systems of Telmar’s acquired operations did not significantly impact the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2012, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered certified public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 25, 2012

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Jabil Circuit, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Telmar Network Technology, Inc. (“Telmar”), which is included in the fiscal 2012 consolidated financial statements of Jabil Circuit, Inc. and subsidiaries and constituted 2% of total assets as of August 31, 2012 and 1% of net revenues for the year then ended. Our audit of internal control over financial reporting of Jabil Circuit, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Telmar.

In our opinion, Jabil Circuit, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended, of Jabil Circuit, Inc. and subsidiaries and our report dated October 25, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Tampa, Florida

October 25, 2012

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Circuit, Inc. and subsidiaries at August 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 25, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Tampa, Florida

October 25, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jabil Circuit, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of Jabil Circuit, Inc. and subsidiaries for the year ended August 31, 2010. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended August 31, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jabil Circuit, Inc. and subsidiaries for the year ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended August 31, 2010, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

October 21, 2010, except with respect to Note 6 and Note 11b, as to which the date is as of October 27, 2011

Tampa, Florida

Certified Public Accountants

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,217,256	$888,611
Accounts receivable, net of allowance for doubtful accounts of $3,237 at August 31, 2012 and $4,788 at August 31, 2011	1,125,015	1,100,926
Inventories	2,268,949	2,227,339
Prepaid expenses and other current assets	989,326	868,892
Income taxes receivable	10,949	14,282
Deferred income taxes	27,833	15,737

Total current assets	5,639,328	5,115,787
Property, plant and equipment, net of accumulated depreciation of $1,578,266 at August 31, 2012 and $1,363,481 at August 31, 2011	1,779,155	1,641,335
Goodwill	95,018	36,199
Intangible assets, net of accumulated amortization of $141,572 at August 31, 2012 and $128,467 at August 31, 2011	119,053	89,106
Deferred income taxes	73,411	74,989
Other assets	97,176	100,524

Total assets	$7,803,141	$7,057,940

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$18,031	$74,160
Accounts payable	2,992,865	2,885,168
Accrued compensation and employee benefits	296,889	258,947
Other accrued expenses	511,591	633,444
Income taxes payable	35,665	32,987
Deferred income taxes	3,955	5,182

Total current liabilities	3,858,996	3,889,888
Notes payable and long-term debt, less current installments	1,658,326	1,112,594
Other liabilities	85,714	67,423
Income tax liability	68,525	88,451
Deferred income taxes	24,245	15,761

Total liabilities	5,695,806	5,174,117

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 232,069,203 and 224,653,990 shares issued and 206,028,577 and 203,416,503 shares outstanding at August 31, 2012 and 2011, respectively	232	225
Additional paid-in capital	1,752,847	1,649,431
Retained earnings	766,934	441,793
Accumulated other comprehensive income	106,275	194,706
Treasury stock at cost, 26,040,626 and 21,237,487 shares at August 31, 2012 and August 31, 2011, respectively	(521,231)	(419,035)

Total Jabil Circuit, Inc. stockholders’ equity	2,105,057	1,867,120
Noncontrolling interests	2,278	16,703

Total equity	2,107,335	1,883,823

Total liabilities and equity	$7,803,141	$7,057,940

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2012	2011	2010
Net revenue	$17,151,941	$16,518,827	$13,409,411
Cost of revenue	15,842,896	15,264,257	12,405,267

Gross profit	1,309,045	1,254,570	1,004,144
Operating expenses:
Selling, general and administrative	644,452	590,572	589,738
Research and development	25,837	25,034	28,085
Amortization of intangibles	16,825	22,051	25,934
Restructuring and impairment charges	—	628	8,217
Settlement of receivables and related charges	—	13,607	—
Loss on disposal of subsidiaries	—	23,944	24,604

Operating income	621,931	578,734	327,566
Other expense	8,943	2,986	4,087
Interest income	(2,041)	(3,132)	(2,956)
Interest expense	106,129	97,693	79,168

Income before income tax	508,900	481,187	247,267
Income tax expense	112,811	98,229	76,501

Net income	396,089	382,958	170,766
Net income attributable to noncontrolling interests, net of income tax expense	1,402	1,895	1,926

Net income attributable to Jabil Circuit, Inc.	$394,687	$381,063	$168,840

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.91	$1.78	$0.79

Diluted	$1.87	$1.73	$0.78

Weighted average shares outstanding:
Basic	206,160	214,502	214,332

Diluted	211,181	220,719	217,597

Cash dividends declared per common share	$0.32	$0.28	$0.28

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2012	2011	2010
Net income	$396,089	$382,958	$170,766
Other comprehensive income:
Foreign currency translation adjustment	(79,323)	60,026	(70,293)
Changes in fair value of derivative instruments, net of tax	2,637	4,260	(1,742)
Actuarial gains (loss), net of tax	(13,094)	7,709	(7,751)
Prior service cost, net of tax	(33)	(5)	342
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	1,382	654	4,534

Comprehensive income	$307,658	$455,602	$95,856
Comprehensive income attributable to noncontrolling interests	1,402	1,895	1,926

Comprehensive income attributable to Jabil Circuit, Inc	$306,256	$453,707	$93,930

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2009	208,022,841	$217	$1,455,214	$(13,700)	$196,972	$(203,541)	$7,247	$1,442,409
Shares issued upon exercise of stock options	114,135	1	1,545	—	—	—	—	1,546
Shares issued under employee stock purchase plan	1,127,017	1	9,197	—	—	—	—	9,198
Vesting of restricted stock awards	1,584,964	1	—	—	—	—	—	1
Purchases of treasury stock under employee stock plans	(351,968)	—	—	—	—	(5,505)	—	(5,505)
Recognition of stock-based compensation	—	—	104,783	—	—	—	—	104,783
Excess tax benefit of stock awards	—	—	28	—	—	—	—	28
Declared dividends	—	—	(29,260)	(31,837)	—	—	—	(61,097)
Comprehensive income	—	—	—	168,840	(74,910)	—	1,926	95,856
Capital contribution from noncontrolling interests	—	—	—	—	—	—	5,386	5,386
Foreign currency adjustments attributable to noncontrolling interests .	—	—	—	—	—	—	167	167

Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772

Shares issued upon exercise of stock options	1,425,210	1	20,522	—	—	—	—	20,523
Shares issued under employee stock purchase plan	824,913	2	11,119	—	—	—	—	11,121
Vesting of restricted stock awards	2,870,974	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(681,446)	—	—	—	—	(9,763)	—	(9,763)
Treasury shares purchased	(11,520,137)	—	—	—	—	(200,226)	—	(200,226)
Recognition of stock-based compensation	—	—	76,205	—	—	—	—	76,205
Excess tax benefit of stock awards	—	—	80	—	—	—	—	80
Declared dividends	—	—	—	(62,573)	—	—	—	(62,573)
Comprehensive income	—	—	—	381,063	72,644	—	1,895	455,602
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	82	82

Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823

Shares issued upon exercise of stock options	959,796	1	13,246	—	—	—	—	13,247
Shares issued under employee stock purchase plan	754,598	1	12,753	—	—	—	—	12,754
Vesting of restricted stock awards	5,700,819	5	(5)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,590,721)	—	—	—	—	(31,205)	—	(31,205)
Treasury shares purchased	(3,212,418)	—	—	—	—	(70,991)	—	(70,991)
Recognition of stock-based compensation	—	—	81,255	—	—	—	—	81,255
Excess tax benefit of stock awards	—	—	825	—	—	—	—	825
Declared dividends	—	—	—	(69,213)	—	—	—	(69,213)
Comprehensive income	—	—	—	394,687	(88,154)	—	1,402	307,935
Declared dividends to noncontrolling interests	—	—	—	(333)	—	—	—	(333)
Purchase of noncontrolling interests	—	—	(4,658)	—	(277)	—	(15,566)	(20,501)
Capital contribution of noncontrolling interests	—	—	—	—	—	—	300	300
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(561)	(561)

Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$396,089	$382,958	$170,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353,492	319,179	283,284
Recognition of stock-based compensation expense	81,405	76,230	104,609
Loss on disposal of subsidiaries	—	23,944	18,671
Settlement of receivables and related charges	—	12,673	—
Other, net	15,477	12,804	20,036
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(22,626)	48,232	(247,133)
Inventories	(53,268)	(158,545)	(969,348)
Prepaid expenses and other current assets	(141,526)	(212,265)	(143,639)
Other assets	(2,745)	3,205	448
Accounts payable and accrued expenses	21,955	305,814	1,172,770
Income taxes payable	(14,027)	13,780	16,946

Net cash provided by operating activities	634,226	828,009	427,410

Cash flows from investing activities:
Acquisition of property, plant and equipment	(497,697)	(458,989)	(398,425)
Cash paid for business and intangible asset acquisitions, net of cash acquired	(125,098)	3,985	—
Proceeds from sale of property, plant and equipment	16,408	23,483	10,280
Proceeds from disposal of available for sale investments	—	5,800	—
Cost of receivables acquired, net of cash collections	517	(557)	—
Notes receivable from sale	—	—	(24,972)
Proceeds from disposal of subsidiaries, net of cash	—	—	(27,140)

Net cash used in investing activities	(605,870)	(426,278)	(440,257)

Cash flows from financing activities:
Borrowings under debt agreements	9,233,414	7,572,157	5,374,479
Payments toward debt agreements	(8,748,420)	(7,586,754)	(5,423,914)
Payments to acquire treasury stock	(70,991)	(200,226)	—
Dividends paid to stockholders	(65,240)	(60,411)	(59,869)
Dividends paid to noncontrolling interest	(333)	—	—
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	26,003	31,644	10,744
Debt issuance costs	(6,254)	(14,549)	—
Treasury stock minimum tax withholding related to vesting of restricted stock	(31,205)	(9,763)	(5,505)
Excess tax benefit related to stock awards	885	180	132
Cash paid to purchase noncontrolling interest	(20,501)	—	—
Net proceeds from issuance of ordinary shares of certain subsidiaries	—	—	586
Bank overdraft of subsidiary	—	—	3,067

Net cash provided by (used in) financing activities	317,358	(267,722)	(100,280)

Effect of exchange rate changes on cash and cash equivalents	(17,069)	10,273	(18,816)

Net increase (decrease) in cash and cash equivalents	328,645	144,282	(131,943)
Cash and cash equivalents at beginning of fiscal year	888,611	744,329	876,272

Cash and cash equivalents at end of fiscal year	$1,217,256	$888,611	$744,329

Supplemental disclosure information:
Interest paid, net of capitalized interest	$95,488	$84,956	$73,423

Income taxes paid, net of refunds received	$139,094	$81,228	$57,656

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

In the fiscal year ended August 31, 2010, the Company recorded certain same day debt borrowings and repayments on a net basis within the Consolidated Statement of Cash Flows. Correcting this error such that debt payments and borrowings are recorded on a gross basis within the Consolidated Statement of Cash Flows increased the “payments toward debt agreements” line and the “borrowings under debt agreements” line within the Consolidated Statement of Cash Flows by $1.0 billion for the fiscal year ended August 31, 2010, with no impact on net cash used in financing activities or other components within the Consolidated Statement of Cash Flows. The Company assessed the materiality of this error and concluded that the previously issued Consolidated Statement of Cash Flows for fiscal year ended August 31, 2010 is not materially misstated because, as discussed above, there was no impact on net cash used in financing activities or other components within the Consolidated Statement of Cash Flows. The revision had no impact on the Company’s previously presented Consolidated Statement of Operations, Consolidated Balance Sheet or earnings per share.

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

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds, municipal bonds and commercial paper with original maturities of 90 days or less. At August 31, 2012 and 2011 there were $374.3 million and $117.4 million of cash equivalents outstanding, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of fair value given the short-term nature of these financial instruments.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as long-term lease obligations on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statements of Operations. Maintenance and repairs are expensed as they are incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating income.

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

The Company’s net revenue is principally from the manufacturing services of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectibility is reasonably assured. Aftermarket service related revenue is recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis.

i.	Accounts Receivable

Accounts receivable consist of trade receivables, note receivables and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $3.2 million and $4.8 million were recorded at August 31, 2012 and 2011, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

k.	Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2012	2011	2010
Numerator:
Net income attributable to Jabil Circuit, Inc	$394,687	$381,063	$168,840

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	206,160	212,386	209,418
Share-based payment awards classified as participating securities	—	2,116	4,914

Denominator for basic earnings per share	206,160	214,502	214,332

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	315	872	215
Dilutive unvested restricted stock awards	4,706	5,345	3,050

Denominator for diluted earnings per share	211,181	220,719	217,597

Earnings per share: Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.91	$1.78	$0.79

Diluted	$1.87	$1.73	$0.78

For fiscal year 2012, options to purchase 3,748,037 shares of common stock and 4,930,935 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $81.4 million, $76.2 million and $104.6 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Consolidated Statements of Operations for fiscal years 2012, 2011, and 2010, respectively. The Company recorded tax effects related to the stock-based compensation expense of $1.4 million, $1.2 million and

JABIL CIRCUIT, INC. AND SUBSIDIARIES

$1.9 million, which is included in income tax expense within the Consolidated Statements of Operations for fiscal years 2012, 2011 and 2010, respectively. Included in the compensation expense recognized by the Company is $4.4 million, $3.8 million and $4.1 million related to the Company’s employee stock purchase plan (“ESPP”) during fiscal years 2012, 2011 and 2010, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2012 and 2011, $0.3 million of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for fiscal years 2012, 2011 and 2010 was $26.0 million, $31.6 million and $10.7 million, respectively. The proceeds for fiscal years 2012, 2011 and 2010 were offset by $31.2 million, $9.8 million and $5.5 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 1,590,721 shares, 681,446 shares and 351,968 shares of the Company’s common stock during the 12 months ended August 31, 2012, 2011 and 2010, respectively. The shares have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 10 — “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o.	Comprehensive Income

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income consists of the following (in thousands):

	August 31,
	2012	2011
Foreign currency translation adjustment	$149,116	$228,439
Unrecognized gains (losses) on derivative instruments, net of tax	(7,153)	(11,172)
Actuarial loss, net of tax	(35,783)	(22,689)
Prior service cost, net of tax	95	128

	$106,275	$194,706

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2012 are net of a tax benefit (loss) of $6.2 million and ($32.0) thousand, respectively. The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2011 are net of a tax benefit (loss) of $2.8 million and ($44.0) thousand, respectively. The unrecognized gains (losses) on derivative instruments recorded to accumulated other comprehensive income during fiscal years 2012 and 2011 are net of tax benefits of $14.8 million and $14.2 million, respectively.

p.	Derivative Instruments

All derivative instruments are recorded gross on the balance sheets at their respective fair values. The Company does not intend to use derivative financial instruments for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the statement of operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in operations. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 12 — “Derivative Financial Instruments and Hedging Activities” for further discussion surrounding the Company’s derivative instruments.

2.	Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2012, 2011 and 2010, were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

a.	Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program and its foreign asset-backed securitization program (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

The foreign asset-backed securitization program was amended on May 15, 2012 to expire on May 15, 2015.

In connection with the North American asset-backed securitization program, the Company sold $5.9 billion, $5.8 billion and $5.3 billion of eligible trade accounts receivable during the fiscal years ended August 31, 2012, 2011 and 2010, respectively. In exchange, the Company received cash proceeds of $5.6 billion, $5.5 billion and $5.1 billion during the fiscal years ended August 31, 2012, 2011 and 2010, respectively, and a net deferred purchase price receivable (August 31, 2012 and 2011) or a retained interest (August 31, 2010). At August 31, 2012 and 2011, the net deferred purchase price receivable recorded in connection with the North American asset-backed securitization program totaled approximately $364.1 million and $295.6 million, respectively. At August 31, 2010, the Company retained an interest in the receivables of $225.1 million. Prior to the amendment that was effective during the first quarter of fiscal year 2011, the North American asset-backed securitization program was accounted for as a secured borrowing. As such, the Company recorded interest expense of $0.5 million in the Consolidated Statement of Operations for the fiscal year ended August 31, 2011. The North American asset-backed securitization program requires compliance with several financial covenants including an interest coverage ratio and debt to EBITDA ratio, as defined in the securitization agreements.

In connection with the foreign asset-backed securitization program, the Company sold $2.5 billion and $928.0 million of eligible trade accounts receivable during the fiscal years ended August 31, 2012 and 2011, respectively. In exchange, the Company received cash proceeds of $2.4 billion and $783.9 million during the fiscal years ended August 31, 2012 and 2011, respectively, and a net deferred purchase price receivable. At August 31, 2012 and 2011, the net deferred purchase price receivable recorded in connection with the foreign asset-backed securitization program totaled approximately $113.4 million and $143.5 million, respectively. Prior to the amendment that was effective during the third quarter of fiscal year 2011, the foreign asset-backed securitization program was accounted for as a secured borrowing. As such, at August 31, 2010, the Company had $71.4 million of secured borrowings outstanding under the program. In addition, the Company incurred interest expense of $0.9 million and $2.1 million recorded in the Consolidated Statements of Operations during fiscal years 2011 and 2010, respectively. The foreign asset-backed securitization program requires compliance with several covenants including limitations on certain corporate actions such as mergers and consolidations.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $5.6 million, $3.4 million and $3.6 million during the fiscal years ended August 31, 2012, 2011 and 2010, respectively, which are recorded to other expense within the Consolidated Statements of Operations.

The deferred purchase price receivables recorded under the asset-backed securitization programs are recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets and are valued using unobservable inputs (Level 3 inputs), primarily discounted cash flows, and due to their credit quality and short-term maturity the fair values approximated book values. The unobservable inputs consist of estimated credit losses and estimated discount rates, which both have an immaterial impact on the fair value calculations of the deferred purchase price receivables.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the

JABIL CIRCUIT, INC. AND SUBSIDIARIES

account less a discount. The discount is recorded as a loss to other expense within the Consolidated Statements of Operations in the period of the sale. In April 2012, the factoring agreement was extended through September 30, 2012, at which time it is expected to automatically renew for an additional six-month period.

The Company sold $76.0 million, $68.5 million and $90.9 million of trade accounts receivable during fiscal years 2012, 2011 and 2010, respectively, and in exchange, received cash proceeds of $76.0 million, $68.4 million and $90.8 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for fiscal years 2012, 2011 and 2010 were not material, and were recorded to other expense within the Consolidated Statements of Operations.

c.	Trade Accounts Receivable Sale Programs

In connection with two separate uncommitted trade accounts receivable sale agreements with banks, the second of which was entered into during the first quarter of fiscal year 2012, the Company may elect to sell and the banks may elect to purchase at a discount, on an ongoing basis, up to a maximum of $250.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $250.0 million uncommitted trade accounts receivable sale agreement has no defined termination date and either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. The $40.0 million uncommitted trade accounts receivable sale agreement was amended during the fourth quarter of 2012 decreasing the capacity from $50.0 million to $40.0 million. The $40.0 million agreement will expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. A $200.0 million uncommitted trade accounts receivable sale agreement, which the Company was previously party to, was terminated on May 31, 2012.

During fiscal years 2012, 2011 and 2010, the Company sold $2.1 billion, $2.4 billion and $0.3 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $2.1 billion, $2.4 billion and $0.3 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2012, 2011 and 2010 were not material and were recorded to other expense within the Consolidated Statements of Operations.

3.	Inventories

Inventories consist of the following (in thousands):

	August 31,
	2012	2011
Raw materials	$1,534,182	$1,493,904
Work in process	444,721	451,162
Finished goods	290,046	282,273

	$2,268,949	$2,227,339

4.	Income Taxes

a.	Provision for Income Taxes

Income (loss) before income taxes and noncontrolling interests is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
U.S.	$(147,567)	$(112,705)	$(115,657)
Non-U.S.	656,467	593,892	362,924

	$508,900	$481,187	$247,267

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,	Current	Deferred	Total
2012: U.S. — Federal	$2,240	$2,172	$4,412
U.S. — State	279	462	741
Non-U.S.	125,646	(17,988)	107,658

	$128,165	$(15,354)	$112,811

2011: U.S. — Federal	$(8,937)	$4,123	$(4,814)
U.S. — State	1,103	97	1,200
Non-U.S.	102,826	(983)	101,843

	$94,992	$3,237	$98,229

2010: U.S. — Federal	$5,845	$(2,273)	$3,572
U.S. — State	2,040	97	2,137
Non-U.S.	66,285	4,507	70,792

	$74,170	$2,331	$76,501

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Tax at U.S. federal statutory income tax rate (35%)	$178,115	$168,416	$86,543
State income taxes, net of federal tax benefit	(4,013)	(2,688)	(1,342)
Impact of foreign tax rates	(116,198)	(94,392)	(63,450)
Permanent impact of non-deductible cost	2,147	4,639	9,116
Income tax credits	(13,125)	(38,707)	(7,863)
Changes in tax rates on deferred tax assets and liabilities	(9,048)	10,147	5,020
Valuation allowance	57,743	17,277	19,474
Non-deductible equity compensation	6,655	7,581	9,317
Impact of intercompany charges	1,742	12,658	25,748
Other, net	8,793	13,298	(6,062)

Total income tax expense	$112,811	$98,229	$76,501

The Company has been granted tax incentives for its Brazilian, Chinese, Hungarian, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The Hungarian incentive and the majority of the Chinese incentives expired during fiscal year 2012. The remaining material tax incentives expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2012, 2011 and 2010, resulting in a tax benefit of approximately $42.1 million ($0.20 per basic share), $59.0 million ($0.28 per basic share) and $48.3 million ($0.23 per basic share), respectively.

b.	Deferred Tax Assets and Liabilities

The current and noncurrent net deferred tax assets are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2012	2011
Current deferred tax assets	$27,833	$15,737
Current deferred tax liabilities	(3,955)	(5,182)
Noncurrent deferred tax assets	73,411	74,989
Noncurrent deferred tax liabilities	(24,245)	(15,761)

Total net deferred tax assets	$73,044	$69,783

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$280,196	$269,686
Receivables	3,275	5,584
Inventories	10,909	5,798
Compensated absences	7,957	6,566
Accrued expenses	49,318	24,858
Property, plant and equipment, principally due to differences in depreciation and amortization	12,644	12,932
U.S. foreign tax credits	18,708	10,394
Foreign jurisdiction tax credits	13,587	20,044
Equity compensation — U.S.	65,800	60,634
Equity compensation — Non-U.S.	8,807	8,187
Cash flow hedges	8,616	10,165
Intangible assets	69,885	101,783
Other	21,207	17,884

Total deferred tax assets before valuation allowances	570,909	554,515
Less valuation allowances	(487,745)	(469,067)

Net deferred tax assets	$83,164	$85,448

Deferred tax liabilities:
Other	10,120	15,665

Total deferred tax liabilities	$10,120	$15,665

Net deferred tax assets	$73,044	$69,783

As of August 31, 2012, the Company had federal, state and foreign income tax net operating loss carry forwards of approximately $495.8 million, $31.6 million, and $411.0 million, respectively, which are available to reduce future taxes, if any. These net operating loss carry forwards expire through the year 2032. The Company has U.S. state tax credits and U.S. foreign tax credits of $0.7 million and $18.7 million, respectively, for state and federal carry forwards, which are available to reduce future taxes, if any. The U.S. state tax credits expire through the year 2017. Of the U.S. foreign tax credits, $11.3 million expire through 2022, and the years of expiration for the remaining $7.4 million cannot yet be determined. As of August 31, 2012, the foreign jurisdiction tax credits include foreign investment tax credits of $11.2 million that expire in 2017 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net increase in the total valuation allowance for the fiscal years ended August 31, 2012 and 2011 was $18.7 million and $93.8 million, respectively.

The Company intends to indefinitely reinvest income from all of its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $1.8 billion as of August 31, 2012. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

c.	Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Beginning balance	$84,942	$78,140	$79,576
Additions for tax positions of prior years	48,986	2,979	4,931
Reductions for tax positions of prior years	(10,446)	(12,631)	(11,669)
Additions for tax positions related to current year	12,316	18,431	18,249
Additions for tax positions related to acquired entities	3,275	3,648	—
Cash settlements	(7,880)	(1,667)	(3,103)
Reductions from lapses in statutes of limitations	(2,521)	(2,840)	(4,184)
Reductions from settlements with taxing authorities	(9,680)	(5,349)	(4,450)
Foreign exchange rate adjustment	(2,331)	4,231	(1,210)

Ending balance	$116,661	$84,942	$78,140

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$68,924	$68,859	$71,456

JABIL CIRCUIT, INC. AND SUBSIDIARIES

It is reasonably possible that the August 31, 2012 unrecognized tax benefits could decrease during the next 12 months by $6.9 million from cash payments and by $2.8 million related to the settlement of audits or expiration of applicable statutes of limitations. These amounts primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $9.2 million and $23.7 million at August 31, 2012 and August 31, 2011, respectively. The Company recognized interest and penalties of approximately $(14.5) million primarily related to the settlement of a non-U.S. governmental tax audit during the fiscal year ended August 31, 2012. The Company recognized interest and penalties of approximately $5.2 million and $0.9 million during the fiscal years ended August 31, 2011 and 2010, respectively. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for fiscal years before August 31, 2003.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and issued a Revenue Agent’s Report (“RAR”) on April 30, 2010 proposing adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates, and (2) valuable intangible property was transferred to certain foreign affiliates without charge. If the IRS ultimately prevails in its positions, the Company’s income tax payment due for the fiscal years 2003 through 2005 would be approximately an additional $69.3 million before utilization of any tax attributes arising in periods subsequent to fiscal year 2005. Also, the IRS has proposed interest and penalties with respect to fiscal years 2003 through 2005.

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

The Company disagrees with the proposed adjustments and is vigorously contesting this matter through applicable IRS and judicial procedures, as appropriate. As the final resolution of the proposed adjustments remains uncertain, the Company continues to provide for the uncertain tax position based on the more likely than not standards. While the resolution of the issues may result in tax liabilities, interest and penalties, which are significantly higher than the amounts provided for this matter, management currently believes that the resolution will not have a material effect on the Company’s financial position, results of operations or cash flows. Despite this belief, an unfavorable resolution, particularly if the IRS successfully asserts similar claims for later years, could have a material effect on the Company’s results of operations and financial condition (particularly during the quarter in which any adjustment is recorded or any tax is due or paid).

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2012	2011
Land and improvements	$104,235	$104,471
Buildings	613,843	612,625
Leasehold improvements	235,902	188,231
Machinery and equipment	1,787,071	1,567,423
Furniture, fixtures and office equipment	109,767	99,287
Computer hardware and software	442,220	409,366
Transportation equipment	20,648	21,088
Construction in progress	43,735	2,325

	3,357,421	3,004,816
Less accumulated depreciation and amortization	1,578,266	1,363,481

	$1,779,155	$1,641,335

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Depreciation expense of approximately $336.7 million, $297.1 million, and $257.4 million was recorded for fiscal years 2012, 2011 and 2010, respectively.

During fiscal year 2012, the Company capitalized approximately $154.0 thousand in interest related to constructed facilities. During fiscal year 2011, the Company capitalized approximately $14.4 thousand in interest related to constructed facilities. During fiscal year 2010, the Company did not capitalize any interest related to constructed facilities.

Maintenance and repair expense was approximately $123.1 million, $113.9 million, and $81.8 million for fiscal years 2012, 2011 and 2010, respectively.

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

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2012 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples.

On September 1, 2010, the Company reorganized its business into the following three segments: Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”). In doing so, the Company reassigned its goodwill to the new reporting units.

The following tables present the changes in goodwill allocated to the Company’s reportable segments during the fiscal years ended August 31, 2012 and 2011 (in thousands):

	August 31, 2011				August 31, 2012
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$584,018	$(558,768)	$60,942	$(1,212)	$643,748	$(558,768)	$84,980
E&I	342,733	(331,784)	—	(911)	341,822	(331,784)	10,038
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,059,020	$(1,022,821)	$60,942	$(2,123)	$1,117,839	$(1,022,821)	$95,018

	August 31, 2010				August 31, 2011
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$583,423	$(558,768)	$—	$595	$584,018	$(558,768)	$25,250
E&I	335,584	(331,784)	6,311	838	342,733	(331,784)	10,949
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,051,276	$(1,022,821)	$6,311	$1,433	$1,059,020	$(1,022,821)	$36,199

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Finite lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years, intellectual property which is being amortized over periods of up to nine years and a trade name which is being amortized over two years. Indefinite lived intangible assets consist of a trade name. The Company completed its annual impairment test for its indefinite-lived intangible asset during the fourth quarter of fiscal year 2012 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual value is estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2012 and August 31, 2011 (in thousands):

August 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$122,679	$(63,772)	$58,907
Intellectual property	84,688	(76,799)	7,889
Finite lived trade name	2,668	(1,001)	1,667
Indefinite-lived trade name	50,590	—	50,590

Total	$260,625	$(141,572)	$119,053

August 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$85,131	$(53,365)	$31,766
Intellectual property	79,550	(75,102)	4,448
Indefinite-lived trade name	52,892	—	52,892

Total	$217,573	$(128,467)	$89,106

The weighted-average amortization period for aggregate net intangible assets at August 31, 2012 is 10.8 years, which includes a weighted-average amortization period of 11.2 years for net contractual agreements and customer relationships, a weighted-average amortization period of 8.7 years for net intellectual property and a weighted-average amortization period of 2.0 years for a net finite lived trade name.

In connection with the acquisition of Telmar Network Technology, Inc. (“Telmar”) in the second quarter of fiscal year 2012, the Company acquired $49.9 million of intangible assets, including $38.6 million assigned to customer relationships with an assigned useful life of 15 years, $2.7 million assigned to a finite lived trade name with an assigned useful life of two years and $8.6 million assigned to other intellectual property with an assigned useful life of nine years, and $60.9 million of goodwill. See Note 14 – “Business Acquisitions” for further details.

Intangible asset amortization for fiscal years 2012, 2011 and 2010 was approximately $16.8 million, $22.1 million, and $25.9 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2013	$13,645
2014	11,414
2015	8,231
2016	4,983
2017	3,486
Thereafter	26,704

Total	$68,463

JABIL CIRCUIT, INC. AND SUBSIDIARIES

7.	Notes Payable and Long-Term Debt

Notes payable, long-term debt and long-term lease obligations outstanding at August 31, 2012 and 2011 are summarized below (in thousands).

	August 31, 2012	August 31, 2011
7.750% Senior Notes due 2016 (a)	$305,221	$303,501
8.250% Senior Notes due 2018 (b)	397,903	397,521
5.625% Senior Notes due 2020 (c)	400,000	400,000
4.700% Senior Notes due 2022 (d)	500,000	—
Borrowings under credit facilities (e)	8,000	72,100
Borrowings under loans (f)	56,036	2,062
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes (g)	9,197	11,570

Total notes payable and long-term debt	1,676,357	1,186,754
Less current installments of notes payable and long-term debt	18,031	74,160

Notes payable and long-term debt, less current installments	$1,658,326	$1,112,594

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $360.7 million, $480.4 million, $432.0 million and $504.7 million, respectively, at August 31, 2012. The fair value estimates are based upon observable market data (Level 2 criteria).

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

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

(d)

During the fourth quarter of fiscal year 2012, the Company issued $500.0 million of ten-year publicly registered 4.700% notes (the “4.700% Senior Notes”) at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under the revolving amended and restated senior unsecured five-year revolving credit facility entered into on March 19, 2012 (“the Amended and Restated Credit Facility”) and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. The Company is subject to covenants such as limitations on its and/or its subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to the Company’s “restricted subsidiaries”); and guarantee any of the Company’s indebtedness (which only applies to the Company’s subsidiaries). The Company is also subject to a covenant requiring its repurchase of the 4.700% Senior Notes upon a “change of control repurchase event.”

(e)

As of August 31, 2012, six of the Company’s foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Five of the credit facilities are denominated in U.S. dollars and one is denominated in Brazilian reais. The credit facilities incur interest at fixed and variable rates ranging from 2.1% to 12.4%.

On March 19, 2012, the Company entered into the Amended and Restated Credit Facility, which amended and restated the five year unsecured credit facility amended as of December 7, 2010 (the “Old Amended and Restated Credit Facility”). The Amended and Restated Credit Facility provides for a revolving credit facility in the initial amount of $1.3 billion, which may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt and loss on sale of accounts receivables. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2012, the Company borrowed and repaid $8.3 billion against the Old Amended and Restated Credit Facility and the Amended and Restated Credit Facility under multiple draws. In addition, during the fourth quarter of fiscal year 2012, the Company borrowed and repaid $1.6 billion against the Amended and Restated Credit Facility under multiple draws.

(f)

On May 2, 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At August 31, 2012, the VIE had

JABIL CIRCUIT, INC. AND SUBSIDIARIES

approximately $55.1 million of total assets, of which approximately $53.6 million was comprised of a note receivable due from the Company, and approximately $54.8 million of total liabilities, of which approximately $54.7 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $54.7 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2012, the Company has borrowings outstanding to fund working capital needs. These additional loans total approximately $1.2 million and are denominated in Euros. The loans are due and payable within 12 months and are classified as short-term on the Consolidated Balance Sheets.

(g)

This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 12—“Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements.

Debt maturities as of August 31, 2012 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2013	$18,031
2014	9,070
2015	9,165
2016	314,481
2017	18,510
Thereafter	1,297,903

Total(1)	$1,667,160

(1)	The above table excludes a $9.2 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.

8.	Postretirement and Other Employee Benefits

Postretirement Benefits

During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi Communications plc (“Marconi”). The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan. The plan, which is closed to new participants, provides benefits based on average employee earnings over a three-year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in U.K. employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist of equity and debt securities as detailed below.

During the second quarter of fiscal year 2012, and in connection with the acquisition of Telmar, the Company acquired assets and assumed liabilities relating to a defined benefit pension plan for all unionized employees of Precision Communications Services Corporation, a Toronto, Canada based wholly-owned subsidiary of the Company. The plan, which is closed to new participants, provides benefits based on a preset tiered schedule which determines benefit rates based on employee grade and length of service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Canadian employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in insurance funds and consist primarily of equity and debt securities as detailed below.

In addition, as a result of acquiring various other operations in Austria, France, Germany, Japan, The Netherlands, Poland, and Taiwan, the Company assumed both funded and unfunded retirement benefits to be paid based upon years of service and compensation at retirement. All permanent employees meeting the minimum service requirement are eligible to participate in the plans.

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

The following table provides a reconciliation of the change in the benefit obligations for the plans described above for fiscal years 2012 and 2011 (in thousands):

	Pension Benefits
	2012	2011
Beginning projected benefit obligation	$137,874	$133,683
Service cost	1,224	1,494
Interest cost	7,494	5,715
Actuarial (gain) loss	26,748	(5,502)
Curtailment gain	—	(597)
Total benefits paid	(6,264)	(4,236)
Plan participants’ contributions	213	69
Acquisitions	28,122	2,073
Effect of conversion to U.S. dollars	(5,091)	5,175

Ending projected benefit obligation	$190,320	$137,874

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans for fiscal years 2012 and 2011 were as follows:

	Pension Benefits
	2012	2011
Expected long-term return on plan assets	4.2%	4.2%
Rate of compensation increase	3.3%	4.2%
Discount rate	3.2%	4.9%

The Company evaluates these assumptions on a regular basis taking into consideration current market conditions and historical market data. The discount rate is used to state expected cash flows relating to future benefits at a present value on the measurement date. This rate represents the market rate for high-quality fixed income investments whose timing would match the cash out flow of retirement benefits. A lower discount rate would increase the present value of benefit obligations and vice versa. Other assumptions include demographic factors such as retirement, mortality and turnover.

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plans do not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2013.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The fair values of the plan assets held by the Company by asset category for fiscal years 2012 and 2011 are as follows (in thousands):

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2012	Asset Allocation	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$4,370	3%	$4,370	$—	—

Equity Securities:
Global equity securities(a)	22,649	17%	—	22,649	—
U.K. equity securities(b)	18,544	14%	—	18,544	—
Canadian equity securities(c)	8,247	6%	—	8,247	—

Debt Securities:
U.K. corporate bonds(d)	42,983	32%	—	42,983	—
U.K. government bonds(e)	13,562	10%	—	13,562	—
Canadian government bonds(f)	8,757	7%	—	8,757	—

Other Investments:
Insurance contracts(g)	11,046	8%	—	—	11,046
Commercial real estate(h)	1,987	2%	—	—	1,987
Commercial mortgages(i)	1,285	1%	—	—	1,285

Fair value of plan assets	$133,430	100%	$4,370	$114,742	$14,318

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2011	Asset Allocation	Level 1	Level 2	Level 3
Asset Category
Cash and cash equivalents	$4,267	4%	$4,267	$—	—

Equity Securities:
Global equity securities(a)	11,933	12%	—	11,933	—
U.K. equity securities(b)	12,130	12%	—	12,130	—

Debt Securities:
U.K. corporate bonds(d)	27,146	28%	—	27,146	—
U.K. government bonds(e)	32,125	32%	—	32,125	—

Insurance Contracts:
Insurance contracts(g)	11,636	12%	—	—	11,636

Fair value of plan assets	$99,237	100%	$4,267	$83,334	$11,636

(a)

Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns by tracking the Financial Times (London) Stock Exchange (“FTSE”) AW-World (ex-UK) Index and other similar indexes in Canada.

(b)

U.K. equity securities are categorized as Level 2 and include investments in a diversified portfolio that aims to capture the returns of the U.K. equity market. The portfolio tracks the FTSE All-Share Index and invests only in U.K. securities.

(c)

Canadian equity securities are categorized as Level 2 and include investments in diversified portfolios that aim to capture the returns of Canadian small capitalization and dividend paying equities. The portfolios track the BMO Small Cap Index and the

JABIL CIRCUIT, INC. AND SUBSIDIARIES

S&P/TSX Capped Equity Index and invest only in Canadian securities.

(d)	U.K. corporate bonds are categorized as Level 2 and include U.K. corporate issued fixed income investments which are managed and tracked to the respective benchmark (AAA-AA-A Bonds-Over 15Y Index).

(e)

U.K. government bonds are categorized as Level 2 and include U.K. government-issued fixed income investments which are managed and tracked to the respective benchmark (FTSE U.K. Over 15 Years Gilts Index and FTSE U.K. Over 5 Years Index-Linked).

(f)

Canadian government bonds are categorized as Level 2 and include Canadian government-issued fixed income investments which are managed and tracked to the respective benchmark (DEX Universe Bond Index).

(g)

The assets related to The Netherlands plan consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.

(h)

Commercial real estate investments are categorized as Level 3 and primarily consist of commercial properties located throughout the various provinces of Canada. The portfolio tracks the IPD Canadian Property Index and invests only in Canadian properties. These investments are recorded at their estimated fair value and are valued using unobservable inputs (Level 3 inputs), primarily by obtaining quarterly independent market appraisals. The unobservable inputs consist of estimated unrealized gains and losses due to changes in real estate market conditions, which have an immaterial impact on the fair value calculations of the real estate investments held.

(i)

Commercial mortgage investments are categorized as Level 3 and primarily consist of mortgages on commercial properties located throughout the various provinces of Canada. The portfolio tracks the DEX Conventional Residential Mortgage Index and invests only in Canadian mortgages. These investments are recorded at their estimated fair value and are valued using unobservable inputs (Level 3 inputs), primarily by calculating expected future cash flows at interest rates applicable to new mortgages of similar types and terms. The unobservable inputs consist of estimated unrealized gains and losses due to defaults and other real estate market events and estimated interest rates, which both have an immaterial impact on the fair value calculations of the mortgage investments held.

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates for fiscal years 2012 and 2011 (in thousands):

	Pension Benefits
	2012	2011
Beginning fair value of plan assets	$99,237	$85,571
Actual return on plan assets	13,980	8,209
Acquisitions	22,772	—
Employer contributions	4,546	3,754
Benefits paid from plan assets	(4,718)	(3,536)
Plan participants’ contributions	213	69
Effect of conversion to U.S. dollars	(2,600)	5,170

Ending fair value of plan assets	$133,430	$99,237

JABIL CIRCUIT, INC. AND SUBSIDIARIES

c.	Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets for fiscal years 2012 and 2011 (in thousands):

	Pension Benefits
	2012	2011
Funded Status
Ending fair value of plan assets	$133,430	$99,237
Ending projected benefit obligation	(190,320)	(137,874)

Under or unfunded status	$(56,890)	$(38,637)

Consolidated Balance Sheet Information
Accrued benefit liability, current	$(126)	$(95)
Accrued benefit liability, noncurrent	(56,764)	(38,542)

Net liability recorded at August 31	$(56,890)	$(38,637)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$41,977	$25,534
Prior service cost	(127)	(173)

Accumulated other comprehensive loss, before taxes	$41,850	$25,361

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2013 (in thousands):

Pension Benefits
Recognized net actuarial loss	$2,441
Amortization of prior service cost	(25)

Total	$2,416

The accumulated benefit obligation for all defined benefit pension plans was $177.1 million and $126.3 million at August 31, 2012 and 2011, respectively.

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets for fiscal years 2012 and 2011 (in thousands):

	August 31,
	2012	2011
Projected benefit obligation	$190,320	$137,874
Accumulated benefit obligation	177,056	126,310
Fair value of plan assets	133,430	99,237

d.	Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the pension and other benefit plans for fiscal years 2012, 2011 and 2010 (in thousands):

	Pension Benefits
	2012	2011	2010
Service cost	$1,224	$1,494	$1,389
Interest cost	7,494	5,715	5,681
Expected long-term return on plan assets	(6,104)	(4,474)	(4,270)
Recognized actuarial loss	1,207	2,073	1,303
Net curtailment gain	—	(1,903)	—
Amortization of prior service cost	(26)	(27)	(115)

Net periodic benefit cost	$3,795	$2,878	$3,988

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years 2012, 2011 and 2010 were as follows:

	Pension Benefits
	2012	2011	2010
Expected long-term return on plan assets	4.2%	4.2%	4.0%
Rate of compensation increase	3.3%	4.2%	3.9%
Discount rate	3.2%	4.9%	4.1%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e.	Cash Flows

The Company expects to make cash contributions of between $4.6 million and $5.0 million to its funded pension plans during fiscal year 2013. The Company does not anticipate the return of any plan assets during fiscal year 2013.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits
2013	$5,627
2014	$6,093
2015	$6,326
2016	$6,638
2017	$6,932
Years 2018 through 2022	$45,298

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $29.2 million, $23.1 million, and $22.9 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

9.	Commitments and Contingencies

a.	Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2012 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2013	$60,432
2014	42,301
2015	32,166
2016	24,854
2017	20,680
Thereafter	56,569

Total minimum lease payments	$237,002

Total operating lease expense was approximately $65.3 million, $61.7 million and $50.7 million for fiscal years 2012, 2011 and 2010, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

b.	Warranty Provision

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

Amount
Balance at August 31, 2009	$14,280
Accruals for warranties during the year	3,112
Settlements made during the year	(6,564)

Balance at August 31, 2010	$10,828
Accruals for warranties during the year	6,909
Warranty liabilities acquired	3,986
Settlements made during the year	(8,209)

Balance at August 31, 2011	$13,514
Accruals for warranties during the year	3,285
Warranty liabilities acquired	—
Settlements made during the year	(5,411)

Balance at August 31, 2012	$11,388

c.	Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company was involved in a commercial dispute with a former industrial and CleanTech customer regarding product warranty claims as well as the collection of a $10.1 million outstanding account receivable of the Company, for which the Company had established a full valuation allowance.

During the fourth quarter of fiscal year 2012, the Company reached a settlement with this former customer under which the Company received $0.5 million and a release from the product warranty claims brought against it in exchange for full settlement of the $10.1 million outstanding accounts receivable and the assignment to the former customer of certain contract rights of the Company which are associated with the former customer’s warranty claims. The $0.5 million was recorded as a reduction to cost of sales.

10.	Stockholders’ Equity

The 2011 Stock Award and Incentive Plan (the “2011 Plan”) was adopted by the Board of Directors during the first quarter of fiscal year 2011 and approved by the stockholders during the second quarter of fiscal year 2011. The 2011 Plan provides for the granting of restricted stock awards, restricted stock unit awards and other stock-based awards. The maximum aggregate number of shares that may be subject to awards under the 2011 Plan is 8,850,000. If any portion of an outstanding award that was granted under the 2002 Stock Incentive Plan (the “2002 Plan”), which was terminated immediately upon the effectiveness of the 2011 Plan, for any reason expires or is canceled or forfeited on or after the date of termination of the 2002 Plan, the shares allocable to the expired, canceled or forfeited portion of such 2002 Plan award shall be available for issuance under the 2011 Plan.

The 2011 Employee Stock Purchase Plan (the “2011 ESPP”) was adopted by the Company’s Board of Directors during the first quarter of fiscal year 2011 and approved by the shareholders during the second quarter of fiscal year 2011 with 6,000,000 shares authorized for issuance. The offering period beginning July 1, 2011 was the first offering period shares were issued under the 2011 ESPP. The Company also adopted a tax advantaged sub-plan under the 2011 ESPP for its Indian employees. Shares are issued under the Indian sub-plan from the authorized shares under the 2011 ESPP. The offering period ending June 30, 2011 was the final offering period shares were issued under the previous ESPP (the “2002 ESPP”).

a.	Stock Options and Stock Appreciation Rights

There were no stock options and stock appreciation rights granted (collectively known as “Options”), excluding those granted under the ESPP, during fiscal years 2012 and 2011. The Company applied a lattice valuation model for the Options granted during fiscal year 2010. The weighted-average grant-date fair value per share of Options granted during fiscal year 2010 was $6.36. The total intrinsic value of Options exercised during fiscal year 2012, 2011 and 2010 was $8.0 million, $7.5 million and $0.3 million, respectively. As of August 31, 2012, there was $0.1 million of unrecognized compensation costs related to non-vested Options that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of Options vested during fiscal years 2012, 2011 and 2010 was $1.3 million, $7.5 million and $17.6 million, respectively.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Following are the grant date weighted-average and range assumptions, where applicable, used for each respective period:

	Fiscal Year Ended August 31,
	2012	2011	2010
Expected dividend yield	*	*	1.9%
Risk-free interest rate	*	*	0.1% to 3.4%
Expected volatility	*	*	60.2%
Expected life	*	*	5.6 years

*	The Company did not grant Options during fiscal years 2012 and 2011.

The following table summarizes option activity from September 1, 2011 through August 31, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2011	9,164,425	10,473,033	$4,029	$24.76	3.70
Options canceled	542,135	(542,135)		$26.59
Options expired	(53,754)	—		$15.27
Restricted stock awards granted(1)	(4,768,887)	—
Options exercised	—	(1,252,957)		$16.68

Balance at August 31, 2012	4,883,919	8,677,941	$4,719	$25.88	2.90

Exercisable at August 31, 2012		8,664,592	$4,602	$25.90	2.90

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

b.	Restricted Stock Awards

Certain key employees have been granted time-based, performance-based, and market-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities of up to a maximum of 150% or 200%, depending on the specified performance condition and the level of achievement obtained. The market-based restricted awards have a vesting condition that is tied to the Company’s stock performance in relation to the Standard and Poor’s (“S&P”) 500 index.

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

At August 31, 2012, there was $61.3 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Plan and 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.4 years.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table summarizes restricted stock activity from August 31, 2011 through August 31, 2012:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2011	14,097,278	$12.91
Changes during the period
Shares granted(1)	5,233,078	$19.43
Shares vested	(5,920,301)	$10.39
Shares forfeited	(464,191)	$15.77

Non-vested balance at August 31, 2012	12,945,864	$16.33

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

c.	Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 754,598, 824,913 and 1,127,017 shares purchased under the ESPP during fiscal years 2012, 2011 and 2010, respectively. At August 31, 2012, a total of 7,371,230 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2012	2011	2010
Expected dividend yield	0.7%	0.9%	1.5%
Risk-free interest rate	0.1%	0.2%	0.3%
Expected volatility	48.4%	47.3%	79.7%
Expected life	0.5 years	0.5 years	0.5 years

d.	Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during fiscal years 2012 and 2011:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)
Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012
	April 19, 2012	$0.08	$17,281	May 15, 2012	June 1, 2012
	July 19, 2012	$0.08	$17,230	August 15, 2012	September 4, 2012

Fiscal year 2011:	October 21, 2010	$0.07	$15,563	November 15, 2010	December 1, 2010
	January 19, 2011	$0.07	$15,634	February 15, 2011	March 1, 2011
	April 13, 2011	$0.07	$15,647	May 16, 2011	June 1, 2011
	July 21, 2011	$0.07	$15,233	August 15, 2011	September 1, 2011

JABIL CIRCUIT, INC. AND SUBSIDIARIES

11.	Concentration of Risk and Segment Data

a.	Concentration of Risk

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

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2012, the Company’s five largest customers accounted for approximately 48% of its net revenue and 54 customers accounted for approximately 90% of its net revenue. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable August 31,
	2012	2011	2010	2012	2011
Apple, Inc.	13%	*	*	17%	*
Cisco Systems, Inc	10%	13%	15%	*	*
Research in Motion Limited	10%	15%	15%	*	10%

*	Amount was less than 10% of total

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. Prior to the first quarter of fiscal year 2011, the Company managed its business based on three segments, Electronic Manufacturing Services, Consumer and Aftermarket Services. On September 1, 2010, the Company reorganized its reporting structure to align with the chief operating decision maker’s management of resource allocation and performance assessment. Accordingly, the Company’s operating segments now consist of three segments – DMS, E&I and HVS. All disclosures for fiscal year 2010 below have been restated to reflect this change.

The DMS segment is composed of dedicated resources to manage higher complexity global products in regulated and other industries and introduce materials and process technologies including design and aftermarket services to global customers. The E&I and HVS segments offer integrated global manufacturing and supply chain solutions designed to provide cost effective solutions for certain customer groups. The E&I segment is focused on customers primarily in the computing, storage, networking and telecommunication sectors. The HVS segment is focused on the particular needs of the consumer products industry, including mobility, display, set-top boxes and peripheral products such as printers and point of sale terminals.

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
Net revenue
DMS	$7,476,730	$6,018,332	$4,223,955
E&I	5,080,417	5,180,011	4,407,013
HVS	4,594,794	5,320,484	4,778,443

	$17,151,941	$16,518,827	$13,409,411

	2012	2011	2010
Segment income and reconciliation of income before income tax
DMS	$455,596	$389,188	$248,967
E&I	105,583	199,731	186,335
HVS	175,000	126,275	55,628

Total segment income	$736,179	$715,194	$490,930
Reconciling items:
Distressed customer charges	(16,014)	—	—
Stock-based compensation expense and related charges	(81,409)	(76,230)	(104,609)
Amortization of intangibles	(16,825)	(22,051)	(25,934)
Restructuring and impairment charges	—	(628)	(8,217)
Settlement of receivables and related charges	—	(13,607)	—
Loss on disposal of subsidiaries	—	(23,944)	(24,604)
Other expense	(8,943)	(2,986)	(4,087)
Interest income	2,041	3,132	2,956
Interest expense	(106,129)	(97,693)	(79,168)

Income before income tax	$508,900	$481,187	$247,267

	August 31,
	2012	2011
Total assets
DMS	$3,002,982	$2,417,256
E&I	1,157,464	1,194,774
HVS	970,819	1,232,378
Other non-allocated assets	2,671,876	2,213,532

	$7,803,141	$7,057,940

The Company operates in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2012	2011	2010
External net revenue:
Mexico	$3,658,873	$3,876,239	$3,438,436
China	3,425,641	3,343,669	2,410,590
U.S.	2,466,079	2,314,098	2,049,700
Singapore	2,030,492	938,381	122,280
Hungary	1,430,180	1,794,869	1,230,788
Malaysia	1,148,899	1,167,594	1,164,255
Brazil	661,676	710,863	609,198
Other	2,330,101	2,373,114	2,384,164

	$17,151,941	$16,518,827	$13,409,411

JABIL CIRCUIT, INC. AND SUBSIDIARIES

	August 31,
	2012	2011	2010
Long-lived assets:
China	$718,970	$574,583	$483,181
U.S.	339,409	266,171	255,108
Mexico	191,388	198,868	212,409
Malaysia	132,027	114,819	102,700
Singapore	121,291	98,569	74,538
Taiwan	110,610	116,121	110,237
Poland	83,978	117,090	98,395
Hungary	78,841	89,995	90,091
Other	216,712	190,424	157,301

	$1,993,226	$1,766,640	$1,583,960

Total foreign source net revenue was approximately $14.7 billion, $14.2 billion and $11.4 billion for fiscal years 2012, 2011 and 2010, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $1.7 billion, $1.5 billion and $1.3 billion for fiscal years 2012, 2011 and 2010, respectively.

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

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $199.7 million and $329.8 million at August 31, 2012 and 2011, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2012 and January 31, 2013.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2012 and 2011 was $837.3 million and $591.6 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2012, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$5,780	$—	$5,780
Liabilities:
Forward foreign exchange contracts	—	(4,166)	—	(4,166)

Total	$—	$1,614	$—	$1,614

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2012 and 2011 (in thousands):

	Fair Values of Derivative Instruments At August 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,335	Other accrued expense	$1,190
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,445	Other accrued expense	$2,976

	Fair Values of Derivative Instruments At August 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,825	Other accrued expense	$2,798
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$3,517	Other accrued expense	$3,979

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during fiscal years 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$2,858	Revenue	$2,642	Revenue	$—
Forward foreign exchange contracts	$1,644	Cost of revenue	$2,717	Cost of revenue	$(1,345)
Forward foreign exchange contracts	$(1,864)	Selling, general and administrative	$(2,790)	Selling, general and administrative	$194

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$1,021	Revenue	$1,494	Revenue	$398
Forward foreign exchange contracts	$3,937	Cost of revenue	$1,910	Cost of revenue	$(349)
Forward foreign exchange contracts	$(698)	Selling, general and administrative	$49	Selling, general and administrative	$322

As of August 31, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $10.0 thousand from the amounts recorded in AOCI as the anticipated cash flows occur.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during fiscal years 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Fiscal Year ended August 31, 2012
Forward foreign exchange contracts	Cost of revenue	$5,912

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Fiscal Year ended August 31, 2011
Forward foreign exchange contracts	Cost of revenue	$(812)

JABIL CIRCUIT, INC. AND SUBSIDIARIES

b.	Interest Rate Risk Management

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $2.4 million in amortization as a reduction to interest expense for the fiscal year ended August 31, 2012. At August 31, 2012, the unamortized hedge accounting adjustment recorded is $9.2 million in the Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during fiscal years 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(3,950)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(3,950)	Interest expense	$—

As of August 31, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the anticipated cash flows occur.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Accumulated comprehensive loss August 31, 2010	$(16,086)
Changes in fair value of derivative instruments	4,260
Adjustment for net losses (gains) realized and included in net income related to derivative instruments	654

Accumulated comprehensive loss, August 31, 2011	$(11,172)
Changes in fair value of derivative instruments	2,637
Adjustment for net losses (gains) realized and included in net income related to derivative instruments	1,382

Accumulated comprehensive loss, August 31, 2012	$(7,153)

13.	Loss on Disposal of Subsidiaries

a.	French and Italian Subsidiaries

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

b.	Jabil Circuit Automotive, SAS

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

14. Business Acquisitions

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

JABIL CIRCUIT, INC. AND SUBSIDIARIES

The acquisition of Telmar has been accounted for as a business combination using the acquisition method of accounting. The determination of the fair values of the net assets acquired were finalized during the third quarter of fiscal year 2012. Assets acquired of $184.2 million, including $60.9 million in goodwill and $49.9 million in definite lived intangible assets, and liabilities assumed of $55.3 million were recorded at their estimated fair values as of the acquisition date.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $60.9 million was recorded to goodwill and was assigned fully to the DMS reportable segment.

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

The acquisition of the Competence entities has been accounted for as a business combination using the acquisition method. Assets acquired of $131.4 million and liabilities assumed of $108.6 million were recorded at their estimated fair values as of the acquisition date. The $7.1 million excess of purchase price over the tangible assets and assumed liabilities, based on the exchange rate on the date of acquisition, was recorded as goodwill within the E&I reportable segment.

15.	New Accounting Guidance

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

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2013. Early adoption is permitted. As this guidance only amends the presentation of the components of other comprehensive income, the adoption will not have an impact on the Company’s Consolidated Financial Statements.

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

During the fourth quarter of fiscal year 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. An entity no longer will be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for

JABIL CIRCUIT, INC. AND SUBSIDIARIES

the Company for the annual and interim goodwill impairment tests performed beginning in the second quarter of fiscal year 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

16.	Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2012 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

By:	/S/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: October 25, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/S/ WILLIAM D. MOREAN William D. Morean	Chairman of the Board of Directors	October 22, 2012

By:	/S/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 18, 2012

By:	/S/ TIMOTHY L. MAIN Timothy L. Main	President, Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2012

By:	/S/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 23, 2012

By:	/S/ MEL S. LAVITT Mel S. Lavitt	Director	October 19, 2012

By:	/S/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	October 19, 2012

By:	/S/ FRANK A. NEWMAN Frank A. Newman	Director	October 24, 2012

By:	/S/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 18, 2012

By:	/S/ DAVID M. STOUT David M. Stout	Director	October 19, 2012

By:	/S/ MARTHA F. BROOKS Martha F. Brooks	Director	October 18, 2012

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions and adjustments charged to costs and expenses	Additions/ (Reductions) charged to other accounts	Write-offs	Balance at end of period
Allowance for uncollectible trade accounts receivable:
Fiscal year ended August 31, 2012	$4,788	$564	$—	$(2,115)	$3,237

Fiscal year ended August 31, 2011	$13,939	$5,179	$(6,428)	$(7,902)	$4,788

Fiscal year ended August 31, 2010	$15,510	$(881)	$—	$(690)	$13,939

	Balance at beginning of period	Additions charged to costs and expenses	Additions/ (Reductions) charged to other accounts	Reductions charged to costs and expenses	Balance at end of period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2012	$469,067	$69,685	$(39,065)	$(11,942)	$487,745

Fiscal year ended August 31, 2011	$375,301	$46,825	$76,489	$(29,548)	$469,067

Fiscal year ended August 31, 2010	$433,781	$31,012	$(77,954)	$(11,538)	$375,301

See accompanying report of independent registered certified public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description
3.1(25)	—	Registrant’s Certificate of Incorporation, as amended.
3.2(10)	—	Registrant’s Bylaws, as amended.
4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.
4.2(11)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.
4.3(12)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.
4.4(13)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.
4.5(19) 4.6(27)	— —	Form of 5.625% Registered Senior Notes issued on November 2, 2010. Form of 4.700% Registered Senior Notes issued on August 3, 2012.
4.7(13)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.
4.8(19) 4.9(27)	— —	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010. Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.
10.1(3)(4)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.
10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k)
10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.
10.4(3)(5)	—	Jabil 2002 Employment Stock Purchase Plan.
10.5(3)(16)	—	Jabil 2002 Stock Incentive Plan.
10.5a(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).
10.5b(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).
10.5c(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).
10.5d(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).
10.5e(14)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).
10.5f (16)	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).
10.5g(16)	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).
10.5h(9)	—	Form of Stock Appreciation Right Agreement (prior form).
10.5i(3)(8)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.
10.5j(3)(6)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.
10.6(3)(23)	—	Jabil 2011 Employee Stock Purchase Plan.
10.7(3)(22)	—	Jabil 2011 Stock Award and Incentive Plan.
10.7a(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

Exhibit No.		Description
10.7b(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).
10.7c(24)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).
10.7d(24)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).
10.7e(24)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).
10.7f(24)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).
10.7g(24)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).
10.8(3)(21)	—	Executive Deferred Compensation Plan.
10.9(20)	—	Amended and Restated Senior Five Year Credit Agreement, dated as of March 19, 2012, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners.
10.10(18)	—	Underwriting Agreement, dated October 28, 2010, between Jabil Circuit, Inc., J.P. Morgan Securities LLC and the several underwriters listed therein.
10.11(28)	—	Underwriting Agreement, dated July 31, 2012, between Jabil Circuit, Inc., RBS Securities Inc. and the several underwriters listed therein.
16.1(15)	—	Letter from KPMG LLP, dated August 3, 2010, regarding change in independent registered certified public accounting firm.
16.2(17)	—	Letter from KPMG LLP, dated October 21, 2010, regarding change in independent registered public accounting firm.
21.1	—	List of Subsidiaries.
23.1	—	Consent of Independent Registered Public Accounting Firm.
23.2	—	Consent of Independent Registered Certified Public Accounting Firm.
24.1	—	Power of Attorney (See Signature page).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.
32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.
32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.
101.INS(26)	—	XBRL Instance Document.
101.SCH(26)	—	XBRL Taxonomy Extension Schema Document.
101.CAL(26)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB(26)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(26)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF(26)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.

(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.

(3)	Indicates management compensatory plan, contract or arrangement.

(4)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.

(5)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.

(6)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.

(7)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 3, 2010.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 21, 2010.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2010.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 29, 2012.

(21)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172443) filed by the Registrant on February 25, 2011.

(22)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172457) filed by the Registrant on February 25, 2011.

(23)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172458) filed by the Registrant on February 25, 2011.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2011.

(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.

(26)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 1, 2012.