Form 10-Q
period 2012-11-30
JABIL CIRCUIT INC
filed 2013-01-08
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

As of January 2, 2013, there were 202,140,682 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	November 30, 2012 (Unaudited)	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,030,034	$1,217,256
Accounts receivable, net of allowance for doubtful accounts of $666 at November 30, 2012 and $3,237 at August 31, 2012	1,430,468	1,125,015
Inventories	2,465,801	2,268,949
Prepaid expenses and other current assets	980,494	989,326
Income taxes receivable	10,727	10,949
Deferred income taxes	28,552	27,833

Total current assets	5,946,076	5,639,328
Property, plant and equipment, net of accumulated depreciation of $1,649,967 at November 30, 2012 and $1,578,266 at August 31, 2012	1,859,166	1,779,155
Goodwill	95,666	95,018
Intangible assets, net of accumulated amortization of $145,057 at November 30, 2012 and $141,572 at August 31, 2012	115,903	119,053
Deferred income taxes	71,364	73,411
Other assets	97,325	97,176

Total assets	$8,185,500	$7,803,141

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$9,650	$18,031
Accounts payable	3,374,927	2,992,865
Accrued expenses	852,199	808,480
Income taxes payable	28,416	35,665
Deferred income taxes	4,298	3,955

Total current liabilities	4,269,490	3,858,996
Notes payable and long-term debt, less current installments	1,656,058	1,658,326
Other liabilities	85,087	85,714
Income tax liabilities	76,152	68,525
Deferred income taxes	22,668	24,245

Total liabilities	6,109,455	5,695,806

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 236,688,913 and 232,069,203 shares issued and 202,140,682 and 206,028,577 shares outstanding at November 30, 2012 and August 31, 2012, respectively	237	232
Additional paid-in capital	1,775,168	1,752,847
Retained earnings	855,819	766,934
Accumulated other comprehensive income	112,890	106,275
Treasury stock at cost, 34,548,231 and 26,040,626 shares at November 30, 2012 and August 31, 2012	(670,401)	(521,231)

Total Jabil Circuit, Inc. stockholders’ equity	2,073,713	2,105,057
Noncontrolling interests	2,332	2,278

Total equity	2,076,045	2,107,335

Total liabilities and equity	8,185,500	$7,803,141

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended
	November 30, 2012	November 30, 2011
Net revenue	$4,637,018	$4,326,769
Cost of revenue	4,286,423	3,986,759

Gross profit	350,595	340,010
Operating expenses:
Selling, general and administrative	169,600	157,823
Research and development	7,263	6,271
Amortization of intangibles	3,451	5,074

Operating income	170,281	170,842
Other expense	1,569	2,685
Interest income	(510)	(558)
Interest expense	29,604	25,519

Income before income tax	139,618	143,196
Income tax expense	34,034	29,415

Net income	105,584	113,781
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(263)	909

Net income attributable to Jabil Circuit, Inc.	$105,847	$112,872

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.52	$0.55

Diluted	$0.51	$0.54

Weighted average shares outstanding:
Basic	204,318	205,388

Diluted	207,816	209,937

Cash dividends declared per common share	$0.08	$0.08

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2012	November 30, 2011
Net income	$105,584	$113,781
Other comprehensive income (loss):
Foreign currency translation adjustment	4,909	(55,835)
Change in fair value of derivative instruments, net of tax	2,747	(3,144)
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	(1,041)	3,145

Total other comprehensive income (loss)	6,615	(55,834)

Comprehensive income	112,199	57,947
Comprehensive (loss) income attributable to noncontrolling interests	(263)	909

Comprehensive income attributable to Jabil Circuit, Inc.	$112,462	$57,038

Accumulated foreign currency translation adjustments were $154.0 million at November 30, 2012 and $149.1 million at August 31, 2012. Foreign currency translation adjustments primarily consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335
Shares issued upon exercise of stock options	243,904	5	3,196	—	—	—	—	3,201
Vesting of restricted stock awards	4,375,806	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,164,701)		—	—	—	(19,908)	—	(19,908)
Treasury shares purchased	(7,342,904)	—	—	—	—	(129,262)	—	(129,262)
Recognition of stock-based compensation	—	—	18,915	—	—	—	—	18,915
Excess tax benefit of stock awards	—	—	210	—	—	—	—	210
Capital contribution of noncontrolling interest	—	—	—	—	—	—	317	317
Declared dividends	—	—	—	(16,962)	—	—	—	(16,962)
Comprehensive income	—	—	—	105,847	6,615	—	(263)	112,199

Balance at November 30, 2012	202,140,682	$237	$1,775,168	$855,819	$112,890	$(670,401)	$2,332	$2,076,045

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$105,584	$113,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,203	85,861
Recognition of stock-based compensation expense	18,803	18,665
Other, net	1,498	(561)
Changes in operating assets and liabilities:
Accounts receivable	(308,487)	(29,659)
Inventories	(195,316)	(173,336)
Prepaid expenses and other current assets	10,256	(49,009)
Other assets	233	6,319
Accounts payable and accrued expenses	424,119	147,107
Income taxes payable	21	(4,595)

Net cash provided by operating activities	151,914	114,573

Cash flows from investing activities:
Acquisition of property, plant and equipment	(166,485)	(103,234)
Proceeds from sale of property, plant and equipment	1,981	8,148
Cost of receivables acquired, net of cash collections	—	510

Net cash used in investing activities	(164,504)	(94,576)

Cash flows from financing activities:
Borrowings under debt agreements	776,517	2,380,710
Payments toward debt agreements	(787,196)	(2,370,864)
Dividends paid to stockholders	(18,551)	(15,528)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	3,201	3,183
Payments to acquire treasury stock	(129,262)	—
Treasury stock minimum tax withholding related to vesting of restricted stock	(19,908)	(30,868)
Capital contribution to noncontrolling interest	317	—
Excess tax benefit related to stock awards	330	888

Net cash used in financing activities	(174,552)	(32,479)

Effect of exchange rate changes on cash and cash equivalents	(80)	(14,225)

Net decrease in cash and cash equivalents	(187,222)	(26,707)
Cash and cash equivalents at beginning of period	1,217,256	888,611

Cash and cash equivalents at end of period	$1,030,034	$861,904

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2012. Results for the three month period ended November 30, 2012 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2013.

2. Earnings Per Share and Dividends

a. Earnings Per Share

The Company calculates its basic earnings per share by dividing net income attributable to Jabil Circuit, Inc. by the weighted average number of common shares outstanding during the period. The Company’s diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The following table sets forth the calculations of basic and diluted earnings per share attributable to the stockholders of Jabil Circuit, Inc. (in thousands, except earnings per share data):

	Three months ended
	November 30, 2012	November 30, 2011
Numerator:
Net income attributable to Jabil Circuit, Inc.	$105,847	$112,872

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	204,318	205,388

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	88	395
Dilutive unvested restricted stock awards	3,410	4,154

Denominator for diluted earnings per share	207,816	209,937

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.52	$0.55

Diluted	$0.51	$0.54

For the three months ended November 30, 2012 and 2011, options to purchase 3,739,187 and 3,978,791 shares of common stock and 4,612,729 and 5,182,114 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended November 30, 2012 and 2011:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)
Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011

3. Inventories

Inventories consist of the following (in thousands):

	November 30, 2012	August 31, 2012
Raw materials	$1,595,422	$1,534,182
Work in process	536,593	444,721
Finished goods	333,786	290,046

	$2,465,801	$2,268,949

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $18.8 million and $18.7 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months ended November 30, 2012 and 2011, respectively. The Company recorded tax effects related to the stock-based compensation expense of $0.2 million and $0.4 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011, respectively.

The following table summarizes stock option and stock appreciation right activity from August 31, 2012 through November 30, 2012:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2012	4,883,919	8,677,941	$4,719	$25.88	2.90
Options canceled	67,629	(67,629)		$23.13
Restricted stock awards granted(1)	(3,362,268)
Options exercised		(244,311)		$13.14

Balance at November 30, 2012	1,589,280	8,366,001	$419	$26.27	2.73

Exercisable at November 30, 2012		8,357,459	$387	$26.28	2.72

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2012 through November 30, 2012:

	Shares	Weighted - Average Grant- Date Fair Value
Non-vested balance at August 31, 2012	12,945,864	$16.33
Changes during the period
Shares granted (1)	3,503,754	$17.60
Shares vested	(4,375,806)	$15.05
Shares forfeited	(141,486)	$17.75

Non-vested balance at November 30, 2012	11,932,326	$17.15

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the three months ended November 30, 2012, the Company awarded approximately 1.8 million time-based restricted stock units and 1.7 million performance-based restricted stock units.

At November 30, 2012, there was $97.9 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the three months ended November 30, 2012, the Company’s five largest customers accounted for approximately 51% of its net revenue and 56 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

The Company derives its revenue from providing comprehensive electronics design, production and product management services. The chief operating decision maker evaluates performance and allocates resources on a segment basis. The Company’s operating segments consist of three segments – DMS, E&I and HVS.

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

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense and related charges, amortization of intangibles, other expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Three months ended
	November 30, 2012	November 30, 2011
Net revenue
DMS	$2,175,034	$1,810,867
E&I	1,418,516	1,207,673
HVS	1,043,468	1,308,229

	$4,637,018	$4,326,769

	Three months ended
	November 30, 2012	November 30, 2011
Segment income and reconciliation of income before income tax
DMS	$125,092	$122,230
E&I	33,758	22,944
HVS	33,685	49,407

Total segment income	$192,535	$194,581
Reconciling items:
Stock-based compensation expense and related charges	18,803	18,665
Amortization of intangibles	3,451	5,074
Other expense	1,569	2,685
Interest income	(510)	(558)
Interest expense	29,604	25,519

Income before income tax	$139,618	$143,196

	November 30, 2012	August 31, 2012
Total assets
DMS	$3,307,553	$3,002,982
E&I	1,318,262	1,157,464
HVS	1,049,602	970,819
Other non-allocated assets	2,510,083	2,671,876

	$8,185,500	$7,803,141

The Company operates in 29 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 86.4% and 86.7% of net revenue during the three months ended November 30, 2012 and 2011, respectively.

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding at November 30, 2012 and August 31, 2012, are summarized below (in thousands):

	November 30, 2012	August 31, 2012
7.750% Senior Notes due 2016	$305,650	$305,221
8.250% Senior Notes due 2018	397,998	397,903
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	—	8,000
Borrowings under loans (a)	53,456	56,036
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	8,604	9,197

Total notes payable and long-term debt	1,665,708	1,676,357
Less current installments of notes payable and long-term debt	9,650	18,031

Notes payable and long-term debt, less current installments	$1,656,058	$1,658,326

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $362.7 million, $470.4 million, $427.2 million and $515.1 million respectively, at November 30, 2012. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	On May 2, 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At November 30, 2012, the VIE had approximately $53.0 million of total assets, of which approximately $51.6 million was comprised of a note receivable due from the Company, and approximately $52.6 million of total liabilities, of which approximately $52.5 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $52.5 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program, a committed trade accounts receivable sale program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months ended November 30, 2012 and 2011, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $2.1 billion of eligible trade accounts receivable during the three months ended November 30, 2012 and 2011, respectively. In exchange, the Company received cash proceeds of $1.7 billion and $1.6 billion during the three months ended November 30, 2012 and 2011, respectively, and a deferred purchase price receivable. At November 30, 2012 and 2011, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $436.9 million and $497.9 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.1 million and $1.8 million during the three months ended November 30, 2012 and 2011, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In October 2012, the factoring agreement was extended through March 31, 2013, at which time it is expected to automatically renew for an additional six-month period.

The Company sold $14.2 million and $21.4 million of trade accounts receivable during the three months ended November 30, 2012 and 2011, respectively, and in exchange, received cash proceeds of $14.2 million and $21.4 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months ended November 30, 2012 and 2011 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility scheduled to expire on May 28, 2013 that amended and restated an existing uncommitted facility during the first quarter of fiscal year 2013 to change the facility to a committed facility and to reduce the capacity from $250.0 million to $200.0 million. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility and is scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months ended November 30, 2012 and 2011, the Company sold $0.7 billion and $0.5 billion of trade accounts receivable under these programs, respectively, and in exchange, received cash proceeds of $0.7 billion and $0.5 billion, respectively. The resulting losses on the sales of trade accounts receivable during the three months ended November 30, 2012 and 2011 were not material.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months ended November 30, 2012 and 2011 (in thousands):

	Three months ended
	November 30, 2012	November 30, 2011
Service cost	$516	$317
Interest cost	1,925	1,655
Expected long-term return on plan assets	(1,742)	(1,239)
Amortization of prior service cost	(6)	(7)
Recognized actuarial loss	681	304

Net periodic benefit cost	$1,374	$1,030

During the three months ended November 30, 2012, the Company made contributions of approximately $1.1 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $4.6 million and $5.0 million to its funded pension plans during fiscal year 2013.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $430.3 million and $255.7 million at November 30, 2012 and 2011, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between December 1, 2012 and September 30, 2013.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at November 30, 2012 and 2011 was $991.7 million and $779.5 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of November 30, 2012, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$9,192	$—	$9,192
Liabilities:
Forward foreign exchange contracts	—	(8,384)	—	(8,384)

Total	$—	$808	$—	$808

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at November 30, 2012 and August 31, 2012 (in thousands):

	Fair Values of Derivative Instruments At November 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,086	Other accrued expense	$408

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,106	Other accrued expense	$7,976

	Fair Values of Derivative Instruments At August 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,335	Other accrued expense	$1,190

Derivatives not designated as hedging instruments:

Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,445	Other accrued expense	$2,976

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the three months ended November 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(929)	Revenue	$(1,620)	Revenue	$65
Forward foreign exchange contracts	$3,489	Cost of revenue	$3,371	Cost of revenue	$1,516
Forward foreign exchange contracts	$187	Selling, general and administrative	$278	Selling, general and administrative	$67

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$1,769	Revenue	$1,165	Revenue	$(53)
Forward foreign exchange contracts	$(2,598)	Cost of revenue	$(1,175)	Cost of revenue	$(1,395)
Forward foreign exchange contracts	$(2,315)	Selling, general and administrative	$(2,147)	Selling, general and administrative	$83

As of November 30, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $0.9 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the three months ended November 30, 2012 and 2011 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Three Months Ended November 30, 2012
Forward foreign exchange contracts	Cost of revenue	$2,907

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Three Months Ended November 30, 2011
Forward foreign exchange contracts	Cost of revenue	$2,972

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $0.6 million in amortization as a reduction to interest expense during the three months ended November 30, 2012. At November 30, 2012, the unamortized hedge accounting adjustment recorded is $8.6 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the three months ended November 30, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Three Months Ended November 30, 2011	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(988)	Interest expense	$—

As of November 30, 2012, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Three months ended November 30, 2012
Accumulated comprehensive loss, August 31, 2012	$(7,153)
Change in fair value of derivative instruments	2,747
Reclassification of net losses realized and included in net income related to derivative instruments	(1,041)

Accumulated comprehensive loss, November 30, 2012	$(5,447)

Three months ended November 30, 2011
Accumulated comprehensive loss, August 31, 2011	$(11,172)
Change in fair value of derivative instruments	(3,144)
Reclassification of net losses realized and included in net income related to derivative instruments	3,145

Accumulated comprehensive loss, November 30, 2011	$(11,171)

11. New Accounting Guidance

a. Recently Adopted Accounting Guidance

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

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance was effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and interim goodwill impairment tests performed for fiscal year 2013. The adoption of this guidance has not had a significant impact on the Company’s Condensed Consolidated Financial Statements.

b. Recently Issued Accounting Guidance

During the fourth quarter of fiscal year 2012, the FASB issued new accounting guidance intended to simplify how an entity tests indefinite-lived intangible assets for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. An entity is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance is effective for the Company for the annual and interim indefinite-lived intangible asset impairment tests performed for fiscal year 2014. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

12. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s first quarter of fiscal year 2013 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this document, as well as our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, any subsequent reports on Form 10-Q and Form 8-K and other filings with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the three months ended November 30, 2012, our largest customers currently include Apple Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Pace plc and Research in Motion Limited. During the three months ended November 30, 2012, we had net revenues of approximately $4.6 billion and net income attributable to Jabil Circuit, Inc. of approximately $105.8 million.

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

Uncertainty remains regarding the extent and timing of the current global economic recovery, particularly in those countries (such as in much of Europe) where economic conditions have recently regressed. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

Summary of Results

The following table sets forth, for the three month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended
	November 30, 2012	November 30, 2011
Net revenue	$4,637,018	$4,326,769
Gross profit	$350,595	$340,010
Operating income	$170,281	$170,842
Net income attributable to Jabil Circuit, Inc.	$105,847	$112,872
Income per share – basic	$0.52	$0.55
Income per share – diluted	$0.51	$0.54
Cash dividend per share – declared	$0.08	$0.08

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	November 30, 2012	August 31, 2012	May 31, 2012	February 29, 2012
Sales cycle	9 days	7 days	12 days	15 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	28 days	23 days	24 days	24 days
Days in inventory	52 days	51 days	55 days	54 days
Days in accounts payable	71 days	67 days	67 days	63 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended November 30, 2012, days in accounts receivable increased five days to 28 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended November 30, 2012, days in inventory increased one day to 52 days as compared to the prior sequential quarter largely to support revenue levels in the first month of the second quarter of fiscal year 2013. During the three months ended November 30, 2012, days in accounts payable increased four days to 71 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was nine days during the three months ended November 30, 2012. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

Critical Accounting Policies and Estimates

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. For further discussion of our significant accounting policies, refer to Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Recent Accounting Pronouncements

See Note 11 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended
	November 30, 2012	November 30, 2011
Net revenue	100.0%	100.0%
Cost of revenue	92.4	92.1

Gross profit	7.6	7.9
Operating expenses:
Selling, general and administrative	3.7	3.6
Research and development	0.2	0.2
Amortization of intangibles	0.1	0.2

Operating income	3.6	3.9
Other expense	0.0	0.0
Interest income	(0.0)	(0.0)
Interest expense	0.6	0.6

Income before income tax	3.0	3.3
Income tax expense	0.7	0.7

Net income	2.3	2.6
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(0.0)	0.0

Net income attributable to Jabil Circuit, Inc	2.3%	2.6%

The Three Months Ended November 30, 2012, Compared to the Three Months Ended November 30, 2011

Net Revenue. Net revenue increased 7.2% to $4.6 billion during the three months ended November 30, 2012, compared to $4.3 billion during the three months ended November 30, 2011. Specific increases include a 20% increase in the sale of Diversified Manufacturing Services (“DMS”) products and a 17% increase in the sale of Enterprise & Infrastructure (“E&I”) products. These increases are primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, partially offset by weakness related to smart grid rollout encompassing meters and solar and wind related products within DMS. The increases in DMS and E&I were partially offset by a 20% decrease in the sale of High Velocity Systems (“HVS”) products which is primarily due to a decrease in the sale of mobility handset and printer products.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors; seasonality in our business; and business growth from new and existing customers.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended
	November 30, 2012	November 30, 2011
DMS
Specialized Services	31%	22%
Industrial & CleanTech	11%	13%
Healthcare & Instrumentation	5%	7%

Total DMS	47%	42%

Total E&I	30%	28%

Total HVS	23%	30%

Total	100%	100%

Foreign source revenue represented 86.4% and 86.7% of our net revenue during the three months ended November 30, 2012 and 2011, respectively. We currently expect our foreign source revenue to slightly decrease as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $350.6 million (7.6% of net revenue) during the three months ended November 30, 2012, compared to $340.0 million (7.9% of net revenue) during the three months ended November 30, 2011. Gross profit as a percentage of net revenue remained relatively consistent. The increase in gross profit on an absolute basis is due to increased sales levels.

Selling, General and Administrative. Selling, general and administrative expenses increased to $169.6 million (3.7% of net revenue) during the three months ended November 30, 2012, compared to $157.8 million (3.6% of net revenue) during the three months ended November 30, 2011. Selling, general and administrative expenses as a percentage of net revenue remained relatively consistent with the same period of the prior fiscal year. Selling, general and administrative expenses on a gross basis increased from the same period of the prior fiscal year due to incremental selling, general and administrative expense resulting from additional salary and salary related expenses associated with increased headcount to support the continued growth of our business and the acquisition of Telmar Network Technology, Inc. (“Telmar”) during the second quarter of fiscal year 2012.

Research and Development. Research and development expenses increased to $7.3 million (0.2% of net revenue) during the three months ended November 30, 2012, compared to $6.3 million (0.2% of net revenue) during the three months ended November 30, 2011. The increase is primarily due to new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangible assets decreased to $3.5 million during the three months ended November 30, 2012, compared to $5.1 million during the three months ended November 30, 2011. The decrease was primarily attributable to certain intangible assets that became fully amortized since November 30, 2011, partially offset by an increase to amortization expense associated with the definite lived intangible assets acquired in connection with the acquisition of Telmar.

Other Expense. We recorded other expense of $1.6 million during the three months ended November 30, 2012, compared to $2.7 million during the three months ended November 30, 2011. The decrease during the three months ended November 30, 2012 was primarily due to incremental expense recognized during the three months ended November 30, 2011 of: (a) $0.4 million related to a program renewal fee associated with the North American asset-backed securitization program and (b) $0.4 million associated with fair value adjustments recorded in connection with customer warrants.

Interest Income. Interest income remained relatively constant at $0.5 million during the three months ended November 30, 2012, compared to $0.6 million during the three months ended November 30, 2011.

Interest Expense. We recorded interest expense of $29.6 million during the three months ended November 30, 2012, compared to $25.5 million during the three months ended November 30, 2011. The increase was primarily due to incremental interest associated with the issuance of the 4.700% Senior Notes during the fourth quarter of fiscal year 2012.

Income Tax Expense. Income tax expense reflects an effective tax rate of 24.4% during the three months ended November 30, 2012, as compared to an effective tax rate of 20.5% during the three months ended November 30, 2011. The effective tax rate increased from the previous period primarily due to the mix of tax rates and the expiration of the Hungarian tax incentive and a majority of the Chinese tax incentives during fiscal year 2012. Most of our international operations have historically been taxed at a lower rate than in the U.S., due to lower statutory tax rates and tax incentives granted to our sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles and stock-based compensation expense and related charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended
	November 30, 2012	November 30, 2011
Operating income (U.S. GAAP)	$170,281	$170,842
Amortization of intangibles	3,451	5,074
Stock-based compensation and related charges	18,803	18,665

Core operating income (Non-U.S. GAAP)	$192,535	$194,581

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$105,847	$112,872
Amortization of intangibles, net of tax	3,318	5,061
Stock-based compensation and related charges, net of tax	18,593	18,269

Core earnings (Non-U.S. GAAP)	$127,758	$136,202

Earnings per share: (U.S. GAAP)
Basic	$0.52	$0.55

Diluted	$0.51	$0.54

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.63	$0.66

Diluted	$0.61	$0.65

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	204,318	205,388

Diluted	207,816	209,937

Core operating income decreased 1.1% to $192.5 million during the three months ended November 30, 2012, compared to $194.6 million during the three months ended November 30, 2011. Core earnings decreased 6.2% to $127.8 million during the three months ended November 30, 2012, compared to $136.2 million during the three months ended November 30, 2011. These decreases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months Ended November 30, 2012, Compared to the Three Months Ended November 30, 2011 – Gross Profit.”

Acquisitions and Expansion

We have made a number of acquisitions in prior years that were accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At November 30, 2012, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our committed and uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the three months ended November 30, 2012 and 2011 (in thousands):

	Three months ended
	November 30, 2012	November 30, 2011
Net cash provided by operating activities	$151,914	$114,573
Net cash used in investing activities	(164,504)	(94,576)
Net cash used in financing activities	(174,552)	(32,479)
Effect of exchange rate changes on cash	(80)	(14,225)

Net decrease in cash and cash equivalents	$(187,222)	$(26,707)

Net cash provided by operating activities during the three months ended November 30, 2012 was approximately $151.9 million. This resulted primarily from net income of $105.6 million, a $424.1 million increase in accounts payable and accrued expenses, $95.2 million in non-cash depreciation and amortization expense and $18.8 million in non-cash stock-based compensation expense; which were partially offset by a $308.5 million increase in accounts receivable and a $195.3 million increase in inventories. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels. The increase in inventories was primarily to support revenue levels in the first month of the second quarter of fiscal year 2013.

Net cash used in investing activities during the three months ended November 30, 2012 was $164.5 million. This consisted primarily of capital expenditures of $166.5 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the three months ended November 30, 2012 was $174.6 million. This resulted from our receipt of approximately $776.5 million of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $720.0 million of borrowings under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”) and $56.5 million of borrowings under various credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $787.2 million, which primarily included an aggregate of $720.0 million of repayments under the Amended and Restated Credit Facility and approximately $64.5 million of repayments under various credit facilities with foreign subsidiaries. In addition, we paid $129.3 million, including commissions, to repurchase 7,342,904 of our common shares, $19.9 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $19.9 million of employee-owned common stock related to this vesting) and we paid $18.6 million in dividends to stockholders during the three months ended November 30, 2012.

Sources

We may need to finance day-to-day working capital needs, as well as future growth and any corresponding working capital needs, with additional borrowings under our Amended and Restated Credit Facility and our other revolving credit facilities described below, as well as additional public and private offerings of our debt and equity. Currently, we have a shelf registration statement with the SEC registering the potential sale of an indeterminate amount of debt and equity securities in the future, from time-to-time over the three years following the registration, to augment our liquidity and capital resources. The current shelf registration statement will expire in the first quarter of fiscal year 2015 at which time we currently anticipate filing a new shelf registration statement. Any future sale or issuance of equity or convertible debt securities could result in dilution to current or future shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations, increase debt service obligations, limit our flexibility as a result of debt service requirements and restrictive covenants, potentially negatively affect our credit ratings, and limit our ability to access additional capital or execute our business strategy. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase common shares.

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program, a committed trade accounts receivable sale program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 7 – “Trade Accounts Receivable Securitization and Sale Programs” to the Condensed Consolidated Financial Statements for further details on the programs.

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

In connection with our asset-backed securitization programs, at November 30, 2012, we had sold $716.8 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $280.2 million, and a deferred purchase price receivable. At November 30, 2012, the net deferred purchase price receivable totaled approximately $436.9 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2012, the factoring agreement was extended through March 31, 2013, at which time it is expected to automatically renew for an additional six-month period.

During the three months ended November 30, 2012, we sold $14.2 million of trade accounts receivable and received cash proceeds of $14.2 million under the factoring agreement.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility scheduled to expire on May 28, 2013 that amended and restated an existing uncommitted facility during the first quarter of fiscal year 2013 to change the facility to a committed facility and to reduce the capacity from $250.0 million to $200.0 million. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility and is scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months ended November 30, 2012, we sold $0.7 billion of trade accounts receivable and received cash proceeds of $0.7 billion under these programs.

Notes payable and long-term debt outstanding at November 30, 2012 and August 31, 2012, are summarized below (in thousands):

	November 30, 2012	August 31, 2012
7.750% Senior Notes due 2016	$305,650	$305,221
8.250% Senior Notes due 2018	397,998	397,903
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	—	8,000
Borrowings under loans	53,456	56,036
Fair value adjustment related to terminated interest rate swap on the 7.750% Senior Notes	8,604	9,197

Total notes payable and long-term debt	1,665,708	1,676,357
Less current installments of notes payable and long-term debt	9,650	18,031

Notes payable and long-term debt, less current installments	$1,656,058	$1,658,326

At November 30, 2012 and 2011, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.

Uses

On October 16, 2012, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2012. Of the total cash dividend declared of $17.0 million, $16.2 million was paid on December 3, 2012. The remaining $0.8 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. We repurchased 1,583,815 shares during the first quarter of fiscal year 2013 for approximately $29.0 million, which was the remaining amount outstanding of the $100.0 million authorized by our Board of Directors in fiscal year 2012.

On September 25, 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. We repurchased 5,759,089 shares during the first quarter of fiscal year 2013 utilizing the entire $100.0 million authorized by our Board of Directors.

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

At November 30, 2012, we had approximately $1.0 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $568.4 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $400.0 million to $500.0 million, principally for investments to support ongoing growth in our DMS footprint and capabilities, maintenance levels of machinery and equipment and information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and available under our committed and potentially uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends and our working capital requirements for the next 12 months.

Our $300.0 million North American asset-backed securitization program is scheduled to expire in October 2014 and our $200.0 million foreign asset-backed securitization program is scheduled to expire in May 2015, and we may be unable to renew either of these. Our $200.0 million committed trade accounts receivable sale program is scheduled to expire on May 28, 2013, our $150.0 million uncommitted trade accounts receivable sale program is scheduled to expire on November 28, 2013 and our $40.0 million uncommitted trade accounts receivable sale program is scheduled to expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. We can offer no assurance under the uncommitted sales programs that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements; future interest on notes payable and long-term debt; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of November 30, 2012 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,657,104	$9,650	$18,325	$331,131	$1,297,998
Future interest on notes payable and long-term debt (b)	681,362	104,897	208,937	174,449	193,079
Operating lease obligations	243,783	65,178	75,307	44,949	58,349
Non-cancelable purchase order obligations (c)	102,202	101,084	1,118	—	—
Pension and postretirement contributions and payments (d)	18,014	5,649	1,427	2,014	8,924
Capital commitments (e)	2,800	2,800	—	—	—

Total contractual cash obligations (f)	$2,705,265	$289,258	$305,114	$552,543	$1,558,350

(a)	The above table excludes a $8.6 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At November 30, 2012, our notes payable and long-term debt pay interest at predominantly fixed rates.
(c)	Consists of purchase commitments entered into as of November 30, 2012 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized nine month period following the first quarter of fiscal year 2013 and the expected benefit payments for unfunded pension and postretirement plans through 2022. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $7.2 million as of November 30, 2012. The remaining commitment of $2.8 million is callable over the next nine months by the general partner.
(f)	At November 30, 2012, we have $7.8 million and $76.1 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At November 30, 2012, except for certain foreign currency contracts with a notional amount outstanding of $430.3 million and a fair value of $2.1 million recorded in prepaid expenses and other current assets and $0.4 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at November 30, 2012 that do not qualify as accounting hedges was $991.7 million. The fair value of these contracts amounted to a $7.1 million asset recorded in prepaid expenses and other current assets and a $8.0 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at November 30, 2012. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Canadian dollars, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swedish krona, Tawain dollars and U.S. dollars.

Based on our overall currency rate exposures as of November 30, 2012, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At November 30, 2012, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At November 30, 2012, the hedge accounting adjustment recorded is $8.6 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these facilities at November 30, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of November 30, 2012. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended November 30, 2012, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On December 1, 2011, we acquired Telmar. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of November 30, 2012 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Telmar and the entities that it directly or indirectly owns represent less than 3% of our total consolidated assets at November 30, 2012 and net revenue generated by Telmar and the entities that it directly or indirectly owns subsequent to the date of acquisition represent less than 1% of our consolidated net revenue for the three months ended November 30, 2012. As part of our acquisition of Telmar we continue to evaluate Telmar’s internal controls over financial reporting. From the acquisition date to November 30, 2012, the processes and systems of Telmar’s acquired operations did not significantly impact our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

During the three months ended November 30, 2012, our five largest customers accounted for approximately 51% of our net revenue and our 56 largest customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of our customers and the business we currently do with them and may do in the future for these customers, this dependence may increase in the future. If any of our customers experience a decline in the demand for their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future.

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

Also, our HVS segment, particularly the mobility business, is highly dependent on the consumer products industry. This business is very competitive (both for us and our customers) and often subject to shorter product lifecycles, shifting end-user preferences, higher revenue volatility and programs that may be shifted among competitors in our industry. As a result, our exposure to this end market could adversely affect our results of operations.

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

Almost all of the products we manufacture require one or more components that are only available from a single source. Some of these components are allocated from time to time in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. A supply shortage can also increase our cost of goods sold, as a result of our having to pay higher prices for components in limited supply, and cause us to have to redesign or reconfigure products to accommodate a substitute component. At various times industry-wide shortages of electronic components have occurred, particularly of semiconductor, relay and capacitor products. We believe these past shortages were due to increased economic activity following recessionary conditions. In addition, natural disasters and global events, such as the flooding in Thailand in the second half of 2011, could cause material shortages. In the past, such circumstances have produced insignificant levels of short-term interruption of our operations, but could have a material adverse effect on our results of operations in the future. Portions of the Dodd-Frank Act will require certain companies to conduct due diligence and make certain disclosures regarding the source of certain minerals contained in their products and these requirements may decrease the supply of such minerals, increase their cost and/or disrupt our supply chain if we decide, or are instructed by our customers, to obtain components from different suppliers.

Our production of a customer’s product could be negatively impacted by any quality or reliability issues with any of our component suppliers. The financial condition of our suppliers could affect their ability to supply us with components and their ability to satisfy any warranty obligations they may have, which could have a material adverse effect on our operations.

If a component shortage is threatened or we anticipate one, we may purchase such component early to avoid a delay or interruption in our operations. A possible result of such an early purchase is that we may incur additional inventory carrying costs, for which we may not be compensated, and have a heightened risk of exposure to inventory obsolescence, the cost of which may not be recoverable from our customers. Such costs would adversely affect our gross profit and net income. A component shortage may also require us to look to second tier vendors or to procure components through brokers with whom we are not familiar. These components may be of lesser quality than those we have historically purchased and could cause us to incur costs to bring such components up to our typical quality levels or to replace defective ones. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business – Components Procurement” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Introducing programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, could affect our operations and financial results.

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. Due to these start-up investments, the early stages of these types of programs can be less efficient than those of mature programs. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

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

There was an erosion of global consumer confidence amidst concerns over declining asset values, inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns slowed global economic growth and resulted in recessions in many countries, including in the U.S., Europe and certain countries in Asia. Even though we have seen signs of an overall economic recovery in the U.S. and Asia, such recovery may be weak and/or short-lived and recessionary conditions may return. Recent developments in the European Union, including concerns over the solvency of certain European Union countries and of financial institutions that have significant direct or indirect exposure to debt issued by those countries, could significantly affect the U.S. and international debt and capital markets, as well as the demand for the products of certain of our customers with significant exposure to European end markets.

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

Credit market turmoil effects could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $200.0 million committed trade accounts receivable sale program expiring on May 28, 2013, our $150.0 million uncommitted trade accounts receivable sale program expiring on November 28, 2013 or our $40.0 million uncommitted trade accounts receivable sale program expiring on June 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 86.4% of net revenue from international operations during the three months ended November 30, 2012 compared to 86.7% during the three months ended November 30, 2011. At November 30, 2012, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Coventry and Solihull England; Brest and Gallargues, France; Boblingen and Jena, Germany; Pecs, Szombathely and Tiszaujvaros, Hungary; Gurgoan, Jaipur, Mumbai and Ranjangaon, India; Dublin, Ireland; Tel Aviv, Israel; Bergamo and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang and Selangor, Malaysia; Chihuahua, Guadalajara, Mexico City, Nogales and Reynosa, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate;

•	rising labor costs, in particular within the lower-cost regions in which we operate, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes,

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including quotas), environmental policies and privacy issues;

•	less favorable, or relatively undefined, intellectual property laws;

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

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

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

In addition, any defects or malfunctions, in medical devices we manufacture or in our manufacturing processes and facilities may result in liability claims against us, expose us to liability to pay for the recall or remanufacture of a product, or otherwise adversely affect product sales or our reputation. The magnitude of such claims could be particularly severe as defects in medical devices could cause severe harm or injuries, including death, to users of these products and others.

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

As an example, under the Dodd-Frank Act, certain companies will become subject to new due diligence, disclosure and reporting requirements for manufacturing products that include components containing certain minerals. These regulations may result in a decrease in the supply of such minerals, an increase in their cost and/or a disruption to our supply chain.

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

Our credit rating may be downgraded.

Our credit is rated by credit rating agencies. Our 7.750% Senior Notes, our 8.250% Senior Notes, 5.625% Senior Notes and our 4.700% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) and Ba1 by Moody’s, and are considered to be below “investment grade” debt by Moody’s and “investment grade” debt by Fitch and S&P. Any potential future negative change in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of November 30, 2012, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of November 30, 2012, there was $53.5 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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

At November 30, 2012, our executive officers, directors and certain of their family members collectively beneficially owned 9.6% of our outstanding common stock, of which William D. Morean, our Chairman of the Board, beneficially owned 5.7%. As a result, our executive officers, directors and certain of their family members have significant influence over (1) the election of our Board of Directors, (2) the approval or disapproval of any other matters requiring stockholder approval and (3) the affairs and policies of Jabil.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2013 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
September 1, 2012 – September 30, 2012	3	$21.93	—	$129,050,590
October 1, 2012 – October 31, 2012	7,728,617	$17.50	6,563,919	$13,781,225
November 1, 2012 – November 30, 2012	778,985	$17.69	778,985	$—

Total	8,507,605	$17.52	7,342,904	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.
(2)	In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. During the three months ended November 30, 2012, 1,583,815 shares were repurchased in the open market for approximately $29.0 million, which was the remaining amount outstanding of the $100.0 million authorized by our Board of Directors in fiscal year 2012.

On September 25, 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. During the three months ended November 30, 2012, 5,759,089 shares were repurchased in the open market utilizing the entire $100.0 million authorized by our Board of Directors.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1	—	Form of Cash Bonus Award Agreement (under the Jabil 2011 Stock Award and Incentive Plan).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS(9)	—	XBRL Instance Document.

101.SCH(9)	—	XBRL Taxonomy Extension Schema Document.

101.CAL(9)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(9)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(9)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(9)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(9)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

Date: January 8, 2013	By:	/S/ TIMOTHY L. MAIN
Timothy L. Main President and Chief Executive Officer

Date: January 8, 2013	By:	/s/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander Chief Financial Officer

Exhibit Index

Exhibit No.		Description

10.1	—	Form of Cash Bonus Award Agreement (under the Jabil 2011 Stock Award and Incentive Plan).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the President and Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the President and Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.