Form 10-Q
period 2013-02-28
JABIL CIRCUIT INC
filed 2013-04-05
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

As of March 27, 2013, there were 202,642,943 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	February 28, 2013 (Unaudited)	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,061,655	$1,217,256
Accounts receivable, net of allowance for doubtful accounts of $648 at February 28, 2013 and $3,237 at August 31, 2012	1,300,046	1,125,015
Inventories	2,496,618	2,268,949
Prepaid expenses and other current assets	997,647	989,326
Income taxes receivable	11,312	10,949
Deferred income taxes	29,995	27,833

Total current assets	5,897,273	5,639,328
Property, plant and equipment, net of accumulated depreciation of $1,707,021 at February 28, 2013 and $1,578,266 at August 31, 2012	1,961,492	1,779,155
Goodwill	98,086	95,018
Intangible assets, net of accumulated amortization of $148,502 at February 28, 2013 and $141,572 at August 31, 2012	114,277	119,053
Deferred income taxes	72,621	73,411
Other assets	103,892	97,176

Total assets	$8,247,641	$7,803,141

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$109,598	$18,031
Accounts payable	3,142,825	2,992,865
Accrued expenses	951,169	808,480
Income taxes payable	20,130	35,665
Deferred income taxes	4,866	3,955

Total current liabilities	4,228,588	3,858,996
Notes payable and long-term debt, less current installments	1,653,708	1,658,326
Other liabilities	86,042	85,714
Income tax liabilities	75,968	68,525
Deferred income taxes	25,345	24,245

Total liabilities	6,069,651	5,695,806

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 237,207,090 and 232,069,203 shares issued and 202,643,007 and 206,028,577 shares outstanding at February 28, 2013 and August 31, 2012, respectively	237	232
Additional paid-in capital	1,800,595	1,752,847
Retained earnings	927,361	766,934
Accumulated other comprehensive income	118,624	106,275
Treasury stock at cost, 34,564,083 and 26,040,626 shares at February 28, 2013 and August 31, 2012	(670,714)	(521,231)

Total Jabil Circuit, Inc. stockholders’ equity	2,176,103	2,105,057
Noncontrolling interests	1,887	2,278

Total equity	2,177,990	2,107,335

Total liabilities and equity	8,247,641	$7,803,141

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net revenue	$4,417,251	$4,236,174	$9,054,269	$8,562,943
Cost of revenue	4,092,724	3,914,010	8,379,147	7,900,769

Gross profit	324,527	322,164	675,122	662,174
Operating expenses:
Selling, general and administrative	164,360	160,811	333,960	318,634
Research and development	7,655	6,264	14,918	12,535
Amortization of intangibles	3,471	4,871	6,922	9,945

Operating income	149,041	150,218	319,322	321,060
Other expense	1,554	1,919	3,123	4,604
Interest income	(422)	(288)	(932)	(846)
Interest expense	29,182	26,322	58,786	51,841

Income before income tax	118,727	122,265	258,345	265,461
Income tax expense	30,638	24,020	64,672	53,435

Net income	88,089	98,245	193,673	212,026
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(444)	547	(707)	1,456

Net income attributable to Jabil Circuit, Inc.	$88,533	$97,698	$194,380	$210,570

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.44	$0.47	$0.96	$1.02

Diluted	$0.43	$0.46	$0.94	$1.00

Weighted average shares outstanding:
Basic	202,458	207,287	203,393	206,337

Diluted	206,804	212,148	207,474	211,410

Cash dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$88,089	$98,245	$193,673	$212,026
Other comprehensive income:
Foreign currency translation adjustment	5,569	25,736	10,478	(30,099)
Change in fair value of derivative instruments, net of tax	(2,238)	6,257	509	3,113
Reclassification of net losses (gains) realized and included in net income related to derivative instruments, net of tax	1,422	(1,856)	381	1,289
Actuarial gains, net of tax	981	—	981	—

Total other comprehensive income (loss)	5,734	30,137	12,349	(25,697)

Comprehensive income	93,823	128,382	206,022	186,329
Comprehensive (loss) income attributable to noncontrolling interests	(444)	547	(707)	1,456

Comprehensive income attributable to Jabil Circuit, Inc.	$94,267	$127,835	$206,729	$184,873

Accumulated foreign currency translation adjustments were $159.6 million at February 28, 2013 and $149.1 million at August 31, 2012. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335
Shares issued upon exercise of stock options	250,828	5	3,316	—	—	—	—	3,321
Shares issued under employee stock purchase plan	460,173	—	7,546	—	—	—	—	7,546
Vesting of restricted stock awards	4,426,886	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,180,553)		—	—	—	(20,221)	—	(20,221)
Treasury shares purchased	(7,342,904)	—	—	—	—	(129,262)	—	(129,262)
Recognition of stock-based compensation	—	—	36,676	—	—	—	—	36,676
Excess tax benefit of stock awards	—	—	210	—	—	—	—	210
Capital contribution of noncontrolling interest	—	—	—	—	—	—	316	316
Declared dividends	—	—	—	(33,953)	—	—	—	(33,953)
Comprehensive income	—	—	—	194,380	12,349	—	(707)	206,022

Balance at February 28, 2013	202,643,007	$237	$1,800,595	$927,361	$118,624	$(670,714)	$1,887	$2,177,990

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$193,673	$212,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,022	173,734
Recognition of stock-based compensation expense	36,513	39,734
Other, net	5,519	(7,661)
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	(172,161)	(1,024)
Inventories	(222,645)	(119,816)
Prepaid expenses and other current assets	(6,349)	(31,761)
Other assets	(2,799)	(1,719)
Accounts payable and accrued expenses	288,004	(259,021)
Income taxes payable	(9,093)	736

Net cash provided by operating activities	305,684	5,228

Cash flows from investing activities:
Cash paid for business and intangible asset acquisitions, net of cash acquired	(5,862)	(128,462)
Acquisition of property, plant and equipment	(371,472)	(180,506)
Proceeds from sale of property, plant and equipment	9,504	9,666
Investments in non-marketable equity securities	(2,942)	—
Cost of receivables acquired, net of cash collections	—	497

Net cash used in investing activities	(370,772)	(298,805)

Cash flows from financing activities:
Borrowings under debt agreements	2,178,021	4,633,328
Payments toward debt agreements	(2,091,043)	(4,425,749)
Dividends paid to stockholders	(34,748)	(32,148)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	10,867	14,403
Payments to acquire treasury stock	(129,262)	(39,964)
Treasury stock minimum tax withholding related to vesting of restricted stock	(20,221)	(31,056)
Excess tax benefit related to stock awards	330	750
Capital contribution to noncontrolling interest	316	—

Net cash (used in) provided by financing activities	(85,740)	119,564

Effect of exchange rate changes on cash and cash equivalents	(4,773)	(7,248)

Net decrease in cash and cash equivalents	(155,601)	(181,261)
Cash and cash equivalents at beginning of period	1,217,256	888,611

Cash and cash equivalents at end of period	$1,061,655	$707,350

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2012. Results for the six month period ended February 28, 2013 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2013.

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

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Numerator:
Net income attributable to Jabil Circuit, Inc.	$88,533	$97,698	$194,380	$210,570

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	202,458	207,287	203,393	206,337

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	53	422	77	381
Dilutive unvested restricted stock awards	4,293	4,439	4,004	4,692

Denominator for diluted earnings per share	206,804	212,148	207,474	211,410

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.44	$0.47	$0.96	$1.02

Diluted	$0.43	$0.46	$0.94	$1.00

For the three months and six months ended February 28, 2013 options to purchase 3,695,450 and 3,718,067 shares of common stock, respectively, and 4,551,902 and 4,578,718 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and six months ended February 29, 2012 options to purchase 3,946,901 and 4,016,503 shares of common stock, respectively, and 3,519,840 and 5,035,989 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended February 28, 2013 and February 29, 2012:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012

3. Inventories

Inventories consist of the following (in thousands):

	February 28, 2013	August 31, 2012
Raw materials	$1,558,710	$1,534,182
Work in process	562,551	444,721
Finished goods	375,357	290,046

	$2,496,618	$2,268,949

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $17.7 million and $36.5 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 28, 2013, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.2 million and $0.4 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2013, respectively. The Company recorded $21.1 million and $39.7 million of stock-based compensation expense gross of tax benefits, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and six months ended February 29, 2012, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.5 million and $0.9 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and six months ended February 29, 2012, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2012 through February 28, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2012	4,883,919	8,677,941	$4,719	$25.88	2.90
Shares authorized	9,500,000
Options canceled	231,878	(231,878)		$25.13
Restricted stock awards granted, net of forfeitures(1)	(3,308,885)	—
Options exercised	—	(256,382)		$13.20

Balance at February 28, 2013	11,306,912	8,189,681	$350	$26.29	2.49

Exercisable at February 28, 2013		8,183,359	$332	$26.30	2.49

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2012 through February 28, 2013:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2012	12,945,864	$16.33

Changes during the period
Shares granted (1)	3,557,984	$17.64
Shares vested	(4,426,886)	$15.11
Shares forfeited	(249,099)	$17.72

Non-vested balance at February 28, 2013	11,827,863	$17.15

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the six months ended February 28, 2013, the Company awarded approximately 1.9 million time-based restricted stock units and 1.7 million performance-based restricted stock units.

At February 28, 2013, there was $82.6 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.5 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the six months ended February 28, 2013, the Company’s five largest customers accounted for approximately 53% of its net revenue and 55 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

The following tables set forth operating segment information (in thousands):

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net revenue
DMS	$2,071,398	$1,863,971	$4,246,431	$3,674,838
E&I	1,357,595	1,215,994	2,776,112	2,423,667
HVS	988,258	1,156,209	2,031,726	2,464,438

	$4,417,251	$4,236,174	$9,054,269	$8,562,943

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Segment income and reconciliation of income before income tax
DMS	$111,123	$109,048	$236,215	$231,278
E&I	36,151	20,923	69,909	43,867
HVS	22,948	46,187	56,633	95,594

Total segment income	170,222	176,158	362,757	370,739
Reconciling items:
Stock-based compensation expense and related charges	17,710	21,069	36,513	39,734
Amortization of intangibles	3,471	4,871	6,922	9,945
Other expense	1,554	1,919	3,123	4,604
Interest income	(422)	(288)	(932)	(846)
Interest expense	29,182	26,322	58,786	51,841

Income before income tax	$118,727	$122,265	$258,345	$265,461

	February 28, 2013	August 31, 2012
Total assets
DMS	$3,305,818	$3,002,982
E&I	1,278,372	1,157,464
HVS	1,016,753	970,819
Other non-allocated assets	2,646,698	2,671,876

	$8,247,641	$7,803,141

The Company operates in 30 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 85.7% and 86.1% of net revenue during the three months and six months ended February 28, 2013, respectively, compared to 86.1% and 86.4% of net revenue during the three months and six months ended February 29, 2012, respectively.

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding at February 28, 2013 and August 31, 2012, are summarized below (in thousands):

	February 28, 2013	August 31, 2012
7.750% Senior Notes due 2016	$306,071	$305,221
8.250% Senior Notes due 2018	398,091	397,903
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	100,000	8,000
Borrowings under loans (a)	51,134	56,036
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	8,010	9,197

Total notes payable and long-term debt	1,763,306	1,676,357
Less current installments of notes payable and long-term debt	109,598	18,031

Notes payable and long-term debt, less current installments	$1,653,708	$1,658,326

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $358.1 million, $482.0 million, $431.0 million and $516.3 million, respectively, at February 28, 2013. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	On May 2, 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At February 28, 2013, the VIE had approximately $50.9 million of total assets, of which approximately $49.6 million was comprised of a note receivable due from the Company, and approximately $50.4 million of total liabilities, of which approximately $50.3 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $50.3 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program, a committed trade accounts receivable sale program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and six months ended February 28, 2013 and February 29, 2012, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

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

In connection with the asset-backed securitization programs, the Company sold $2.1 billion and $4.3 billion of eligible trade accounts receivable during the three months and six months ended February 28, 2013, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $3.8 billion during the three months and six months ended February 28, 2013, respectively, and a deferred purchase price receivable. The Company sold $2.0 billion and $4.1 billion of eligible trade accounts receivable during the three months and six months ended February 29, 2012, respectively. In exchange, the Company received cash proceeds of $1.5 billion and $3.6 billion during the three months and six months ended February 29, 2012, respectively, and a deferred purchase price receivable. At February 28, 2013 and February 29, 2012, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $492.7 million and $463.2 million, respectively.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.0 million and $2.1 million during the three months and six months ended February 28, 2013, respectively, and approximately $1.2 million and $3.0 million during the three months and six months ended February 29, 2012, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In October 2012, the factoring agreement was extended through March 31, 2013, at which time it was automatically renewed for an additional six-month period.

The Company sold $8.5 million and $22.7 million of trade accounts receivable during the three months and six months ended February 28, 2013, respectively, compared to $22.0 million and $43.4 million during the three months and six months ended February 29, 2012, respectively. In exchange, the Company received cash proceeds of $8.5 million and $22.7 million during the three months and six months ended February 28, 2013, respectively, compared to $22.0 million and $43.4 million during the three months and six months ended February 29, 2012, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and six months ended February 28, 2013 and February 29, 2012 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility scheduled to expire on May 28, 2013 that amended and restated an existing uncommitted facility during the first quarter of fiscal year 2013 to change the facility to a committed facility and to reduce the capacity from $250.0 million to $200.0 million. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months and six months ended February 28, 2013, the Company sold $0.7 billion and $1.3 billion of trade accounts receivable under these programs, respectively, compared to $0.6 billion and $1.1 billion during the three months and six months ended February 29, 2012, respectively. In exchange, the Company received cash proceeds of $0.7 billion and $1.3 billion during the three months and six months ended February 29, 2013, respectively, compared to $0.6 billion and $1.1 billion during the three months and six months ended February 29, 2012, respectively. The resulting losses on the sales of trade accounts receivable during the three months and six months ended February 28, 2013 and February 29, 2012 were not material.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and six months ended February 28, 2013 and February 29, 2012 (in thousands):

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Service cost	$510	$373	$1,026	$690
Interest cost	1,913	1,968	3,838	3,623
Expected long-term return on plan assets	(1,727)	(1,635)	(3,469)	(2,874)
Amortization of prior service cost	(7)	(7)	(13)	(14)
Recognized actuarial loss	686	301	1,367	605

Net periodic benefit cost	$1,375	$1,000	$2,749	$2,030

During the six months ended February 28, 2013, the Company made contributions of approximately $2.2 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $4.6 million and $5.4 million to its funded pension plans during fiscal year 2013.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $447.2 million and $199.7 million at February 28, 2013 and August 31, 2012, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between March 1, 2013 and October 31, 2013.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at February 28, 2013 and August 31, 2012 was $1.0 billion and $837.3 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of February 28, 2013, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$7,333	$—	$7,333

Liabilities:
Forward foreign exchange contracts	—	(5,722)	—	(5,722)

Total	$—	$1,611	$—	$1,611

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at February 28, 2013 and August 31, 2012 (in thousands):

	Fair Values of Derivative Instruments At February 28, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$2,521	Other accrued expense	$1,922
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,812	Other accrued expense	$3,800

	Fair Values of Derivative Instruments At August 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,335	Other accrued expense	$1,190
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,445	Other accrued expense	$2,976

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the six months ended February 28, 2013 and February 29, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(1,795)	Revenue	$(2,394)	Revenue	$132
Forward foreign exchange contracts	$2,287	Cost of revenue	$3,663	Cost of revenue	$4,140
Forward foreign exchange contracts	$17	Selling, general and administrative	$303	Selling, general and administrative	$139

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 29, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$2,179	Revenue	$1,701	Revenue	$(34)
Forward foreign exchange contracts	$2,618	Cost of revenue	$1,530	Cost of revenue	$(1,704)
Forward foreign exchange contracts	$(1,684)	Selling, general and administrative	$(2,556)	Selling, general and administrative	$83

As of February 28, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $0.9 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the six months ended February 28, 2013 and February 29, 2012 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Six Months Ended February 28, 2013
Forward foreign exchange contracts	Cost of revenue	$(11,020)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Six Months Ended February 29, 2012
Forward foreign exchange contracts	Cost of revenue	$2,815

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.2 million in amortization as a reduction to interest expense during the six months ended February 28, 2013. At February 28, 2013, the unamortized hedge accounting adjustment recorded is $8.0 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the six months ended February 28, 2013 and February 29, 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 28, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(1,953)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Six Months Ended February 29, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(1,964)	Interest expense	$—

As of February 28, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Six months ended February 28, 2013
Accumulated comprehensive loss, August 31, 2012	$(7,153)
Change in fair value of derivative instruments	509
Reclassification of net losses realized and included in net income related to derivative instruments	381

Accumulated comprehensive loss, February 28, 2013	$(6,263)

Six months ended February 29, 2012
Accumulated comprehensive loss, August 31, 2011	$(11,172)
Change in fair value of derivative instruments	3,113
Reclassification of net losses realized and included in net income related to derivative instruments	1,289

Accumulated comprehensive loss, February 29, 2012	$(6,770)

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

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. This accounting guidance became effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this guidance did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

During the second quarter of fiscal year 2013, the FASB issued new accounting guidance requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional information about those amounts. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2014. The Company does not expect the adoption of this guidance to have a significant impact on its Condensed Consolidated Financial Statements.

12. Pending Acquisition

On February 4, 2013, the Company announced an agreement to acquire Nypro Inc. (“Nypro”), a provider of manufactured precision plastic products for customers in the healthcare, packaging and consumer electronics industries, with over $1.0 billion in total annual revenues for the twelve month period ended June 30, 2012. Nypro has approximately 12,000 employees and manufacturing operations in 10 countries. Nypro has advanced capabilities in product design, tooling, injection molding, surface decoration and complete product manufacturing. Completion of the transaction, which is subject to certain regulatory antitrust clearances in the U.S., China and other jurisdictions and certain other customary closing conditions, is currently expected to take place during Jabil’s fiscal fourth quarter. Predicting a date of completion is difficult, however, as we understand that the time generally required to obtain antitrust clearances in certain countries for transactions such as this one appears to be becoming less predictable and to be taking longer. Accordingly, completion of the transaction may take longer than currently expected. The total purchase price is expected to be $665.0 million, subject to certain adjustments, and is expected to be funded from Jabil’s existing cash and credit facilities.

13. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during the three months and six months ended February 28, 2013 and February 29, 2012 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S., (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore and Vietnam and (c) income and losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

14. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s second quarter of fiscal year 2013 Form 10-Q. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Quarterly Report on Form 10-Q contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	availability of components;

•	our dependence on certain industries;

•	the susceptibility of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products;

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

•

our ability to successfully negotiate definitive agreements and consummate dispositions and acquisitions (including the recently-announced agreement we entered to acquire Nypro), and to integrate operations following the consummation of acquisitions;

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the six months ended February 28, 2013, our largest customers currently include Apple Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Pace plc and Research in Motion Limited. During the six months ended February 28, 2013, we had net revenues of approximately $9.1 billion and net income attributable to Jabil Circuit, Inc. of approximately $194.4 million.

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

We currently conduct our operations in facilities that are located in Argentina, Austria, Belgium, Brazil, Canada, China, Colombia, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

Summary of Results

The following table sets forth, for the three month and six month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Net revenue	$4,417,251	$4,236,174	$9,054,269	$8,562,943
Gross profit	$324,527	$322,164	$675,122	$662,174
Operating income	$149,041	$150,218	$319,322	$321,060
Net income attributable to Jabil Circuit, Inc	$88,533	$97,698	$194,380	$210,570
Income per share — basic	$0.44	$0.47	$0.96	$1.02
Income per share — diluted	$0.43	$0.46	$0.94	$1.00
Cash dividend per share — declared	$0.08	$0.08	$0.16	$0.16

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
Sales cycle	12 days	9 days	7 days	12 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	26 days	28 days	23 days	24 days
Days in inventory	55 days	52 days	51 days	55 days
Days in accounts payable	69 days	71 days	67 days	67 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended February 28, 2013, days in accounts receivable decreased two days to 26 days as compared to the prior sequential quarter primarily due to the timing of sales and collections activity. During the three months ended February 28, 2013, days in inventory increased three days to 55 days as compared to the prior sequential quarter largely to support expected revenue levels in the third quarter of fiscal year 2013. During the three months ended February 28, 2013, days in accounts payable decreased two days to 69 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was 12 days during the three months ended February 28, 2013. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 11 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Six months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7%	92.4%	92.5%	92.3%

Gross profit	7.3%	7.6%	7.5%	7.7%
Operating expenses:
Selling, general and administrative	3.6%	3.8%	3.7%	3.7%
Research and development	0.2%	0.2%	0.2%	0.1%
Amortization of intangibles	0.1%	0.1%	0.1%	0.1%

Operating income	3.4%	3.5%	3.5%	3.8%

Other expense	0.0%	0.0%	0.0%	0.1%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.7%	0.6%	0.6%	0.6%

Income before income tax	2.7%	2.9%	2.9%	3.1%
Income tax expense	0.7%	0.6%	0.8%	0.6%

Net income	2.0%	2.3%	2.1%	2.5%
Net income attributable to noncontrolling interests, net of income tax expense	0.0%	0.0%	0.0%	0.0%

Net income attributable to Jabil Circuit, Inc	2.0%	2.3%	2.1%	2.5%

The Three Months and Six Months Ended February 28, 2013, Compared to the Three Months and Six Months Ended February 29, 2012

Net Revenue. Net revenue increased 4.3% to $4.4 billion during the three months ended February 28, 2013, compared to $4.2 billion during the three months ended February 29, 2012. Specific increases include a 12% increase in the sale of Enterprise & Infrastructure (“E&I”) products and an 11% increase in the sale of Diversified Manufacturing Services (“DMS”) products. These increases were partially offset by a 15% decrease in the sale of High Velocity Systems (“HVS”) products.

Net revenue increased 5.7% to $9.1 billion during the six months ended February 28, 2013, compared to $8.6 billion during the six months ended February 29, 2012. Specific increases include a 16% increase in the sale of DMS products and a 15% increase in the sale of E&I products. These increases were partially offset by an 18% decrease in the sale of HVS products.

The increase in revenues for the three months and six months ended February 28, 2013 as compared to the three months and six months ended February 29, 2012 is primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, which is partially offset by weakness related to smart grid rollout encompassing meters and solar and wind related products within DMS. The increases in DMS and E&I were partially offset by a decrease in the sale of HVS products which is primarily due to a decrease in the sale of mobility handset, displays and printer products.

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

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months		Six months
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
DMS
Specialized Services	31%	25%	31%	24%
Industrial & CleanTech	10%	12%	10%	12%
Healthcare & Instrumentation	6%	7%	6%	7%

Total DMS	47%	44%	47%	43%

Total E&I	31%	29%	31%	28%

Total HVS	22%	27%	22%	29%

Total	100%	100%	100%	100%

Foreign source revenue represented 85.7% and 86.1% of our net revenue during the three months and six months ended February 28, 2013, respectively, compared to 86.1% and 86.4% of our net revenue during the three months and six months ended February 29, 2012, respectively. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $324.5 million (7.3% of net revenue) and $675.1 million (7.5% of net revenue) during the three months and six months ended February 28, 2013, respectively, compared to $322.2 million (7.6% of net revenue) and $662.2 million (7.7% of net revenue) during the three months and six months ended February 29, 2012, respectively. Gross profit as a percentage of net revenue remained relatively consistent. The increase in gross profit on an absolute basis is primarily due to increased sales levels.

Selling, General and Administrative. Selling, general and administrative expenses increased to $164.4 million (3.6% of net revenue) and $334.0 million (3.7% of net revenue) during the three months and six months ended February 28, 2013, respectively, compared to $160.8 million (3.8% of net revenue) and $318.6 million (3.7% of net revenue) during the three months and six months ended February 29, 2012, respectively. Selling, general and administrative expenses as a percentage of net revenue remained relatively consistent with the same periods of the prior fiscal year. Selling, general and administrative expenses on a gross basis increased during the three months ended February 28, 2013 compared to the three months ended February 29, 2012 primarily due to incremental professional fees of $4.9 million associated with the due diligence and other acquisition related activities associated with the Nypro Inc. (“Nypro”) acquisition. Selling, general and administrative expenses on a gross basis increased during the six months ended February 28, 2013 compared to the six months ended February 29, 2012 primarily from incremental expense recognized of $5.2 million resulting from the previous acquisition of Telmar Network Technology, Inc. (“Telmar”) and $6.1 million in professional fees associated with the due diligence and other acquisition related activities associated with the Nypro acquisition. The remaining increase is primarily attributable to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses increased to $7.7 million (0.2% of net revenue) and $14.9 million (0.2% of net revenue) during the three months and six months ended February 28, 2013, respectively, compared to $6.3 million (0.2% of net revenue) and $12.5 million (0.1% of net revenue) during the three months and six months ended February 29, 2012, respectively. The increase is primarily due to new projects in targeted growth sectors.

Amortization of Intangibles. Amortization of intangible assets decreased to $3.5 million and $6.9 million during the three months and six months ended February 28, 2013, respectively, compared to $4.9 million and $9.9 million during the three months and six months ended February 29, 2012, respectively. The decrease was primarily attributable to certain intangible assets that became fully amortized since February 29, 2012.

Other Expense. We recorded other expense of $1.6 million and $3.1 million during the three months and six months ended February 28, 2013, respectively, compared to $1.9 million and $4.6 million during the three months and six months ended February 29, 2012, respectively. Other expense remained relatively consistent during the three months ended February 28, 2013 compared to the three months ended February 29, 2012. The decrease during the six months ended February 28, 2013 compared to the six months ended February 29, 2012 was primarily due to incremental expense recognized during the six months ended February 29, 2012 of: (a) $0.4 million related to a program renewal fee associated with the North American asset-backed securitization program and (b) $0.7 million associated with fair value adjustments recorded in connection with customer warrants.

Interest Income. Interest income remained relatively constant at $0.4 million and $0.9 million during the three months and six months ended February 28, 2013, respectively, compared to $0.3 million and $0.8 million during the three months and six months ended February 29, 2012, respectively.

Interest Expense. We recorded interest expense of $29.2 million and $58.8 million during the three months and six months ended February 28, 2013, respectively, compared to $26.3 million and $51.8 million during the three months and six months ended February 29, 2012, respectively. The increase was primarily due to incremental interest associated with the issuance of the 4.700% Senior Notes during the fourth quarter of fiscal year 2012.

Income Tax Expense. Income tax expense reflects an effective tax rate of 25.8% and 25.0% during the three months and six months ended February 28, 2013, respectively, as compared to an effective tax rate of 19.6% and 20.1% during the three months and six months ended February 29, 2012, respectively. The effective tax rate increased from the previous period primarily due to the mix of income or losses within the tax jurisdictions in which we operate, the expiration of the Hungarian tax incentive and a majority of the Chinese tax incentives during fiscal year 2012, and the decrease in tax reserves during fiscal year 2012.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S., (b) tax incentives granted to sites in Brazil, China, Malaysia, Poland, Singapore, and Vietnam and (c) income and losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Operating income (U.S. GAAP)	$149,041	$150,218	$319,322	$321,060
Amortization of intangibles	3,471	4,871	6,922	9,945
Stock-based compensation and related charges	17,710	21,069	36,513	39,734

Core operating income (Non-U.S. GAAP)	$170,222	$176,158	$362,757	$370,739

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$88,533	$97,698	$194,380	$210,570
Amortization of intangibles, net of tax	3,333	4,858	6,651	9,919
Stock-based compensation and related charges, net of tax	17,479	20,595	36,071	38,864

Core earnings (Non-U.S. GAAP)	$109,345	$123,151	$237,102	$259,353

Earnings per share: (U.S. GAAP)
Basic	$0.44	$0.47	$0.96	$1.02

Diluted	$0.43	$0.46	$0.94	$1.00

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.54	$0.59	$1.17	$1.26

Diluted	$0.53	$0.58	$1.14	$1.23

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	202,458	207,287	203,393	206,337

Diluted	206,804	212,148	207,474	211,410

Core operating income decreased 3.4% to $170.2 million and 2.2% to $362.8 million during the three months and six months ended February 28, 2013, respectively, compared to $176.2 million and $370.7 million during the three months and six months ended February 29, 2012, respectively. Core earnings decreased 11.2% to $109.3 million and 8.6% to $237.1 million during the three months and six months ended February 28, 2013, respectively, compared to $123.2 million and $259.4 million for the three months and six months ended February 29, 2012, respectively. These decreases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months and Six Months Ended February 28, 2013, Compared to the Three Months and Six Months Ended February 29, 2012.”

Acquisitions and Expansion

As discussed in Note 12 – “Pending Acquisition” to the Condensed Consolidated Financial Statements, on February 4, 2013, we announced an agreement to acquire Nypro. Completion of the transaction, which is subject to certain regulatory antitrust clearances in the US, China and other jurisdictions and certain other customary closing conditions, is currently expected to take place during Jabil’s fiscal fourth quarter. Predicting a date of completion is difficult, however, as we understand that the time generally required to obtain antitrust clearances in certain countries for transactions such as this one appears to be becoming less predictable and to be taking longer. Accordingly, completion of the transaction may take longer than currently expected. Acquisitions are accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors — We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At February 28, 2013, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our committed and uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the six months ended February 28, 2013 and February 29, 2012 (in thousands):

	Six months ended
	February 28, 2013	February 29, 2012
Net cash provided by operating activities	$305,684	$5,228
Net cash used in investing activities	(370,772)	(298,805)
Net cash (used in) provided by financing activities	(85,740)	119,564
Effect of exchange rate changes on cash	(4,773)	(7,248)

Net decrease in cash and cash equivalents	$(155,601)	$(181,261)

Net cash provided by operating activities during the six months ended February 28, 2013 was approximately $305.7 million. This resulted primarily from net income of $193.7 million, a $288.0 million increase in accounts payable and accrued expenses, $195.0 million in non-cash depreciation and amortization expense and $36.5 million in non-cash stock-based compensation expense; which were partially offset by a $222.6 million increase in inventories and a $172.2 million increase in accounts receivable. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The increase in accounts receivable was primarily driven by the timing of sales and collections activity coupled with higher sales levels. The increase in inventories was primarily to support revenue levels in the third quarter of fiscal year 2013.

Net cash used in investing activities during the six months ended February 28, 2013 was $370.8 million. This consisted primarily of capital expenditures of $371.5 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the six months ended February 28, 2013 was $85.7 million. This resulted from our receipt of approximately $2.2 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.0 billion of borrowings under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”) and $188.0 million of borrowings under various credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $2.1 billion, which primarily included an aggregate of $2.0 billion of repayments under the Amended and Restated Credit Facility and approximately $96.0 million of repayments under various credit facilities with foreign subsidiaries. In addition, we paid $129.3 million, including commissions, to repurchase 7,342,904 of our common shares, $34.7 million in dividends to stockholders and $20.2 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $20.2 million of employee-owned common stock related to this vesting) during the six months ended February 28, 2013.

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

In connection with our asset-backed securitization programs, at February 28, 2013, we had sold $774.2 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $281.6 million, and a deferred purchase price receivable. At February 28, 2013, the net deferred purchase price receivable totaled approximately $492.7 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In October 2012, the factoring agreement was extended through March 31, 2013, at which time it was automatically renewed for an additional six-month period.

During the three months and six months ended February 28, 2013, we sold $8.5 million and $22.7 million of trade accounts receivable under the factoring agreement, respectively, and received cash proceeds of $8.5 million and $22.7 million during the three months and six months ended February 28, 2013, respectively.

c.	Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility scheduled to expire on May 28, 2013. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility and is scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months and six months ended February 28, 2013, we sold $0.7 billion and $1.3 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.7 billion and $1.3 billion during the three months and six months ended February 28, 2013, respectively.

Notes payable and long-term debt outstanding at February 28, 2013 and August 31, 2012, are summarized below (in thousands):

	February 28, 2013	August 31, 2012
7.750% Senior Notes due 2016	$306,071	$305,221
8.250% Senior Notes due 2018	398,091	397,903
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	100,000	8,000
Borrowings under loans	51,134	56,036
Fair value adjustment related to terminated interest rate swap on the 7.750% Senior Notes	8,010	9,197

Total notes payable and long-term debt	1,763,306	1,676,357
Less current installments of notes payable and long-term debt	109,598	18,031

Notes payable and long-term debt, less current installments	$1,653,708	$1,658,326

At February 28, 2013 and February 29, 2012, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.

Uses

On October 16, 2012 and January 23, 2013, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2012 and February 15, 2013, respectively. Of the total cash dividend declared on October 16, 2012 of $17.0 million, $16.2 million was paid on December 3, 2012. The remaining $0.8 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. Of the total cash dividend declared on January 23, 2013 of $17.0 million, $16.2 million was paid on March 1, 2013. The remaining $0.8 million is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. We repurchased $29.0 million worth of shares during the first quarter of fiscal year 2013, which was the remaining amount outstanding of the $100.0 million authorized by our Board of Directors in fiscal year 2012.

On September 25, 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. The shares were repurchased during the first quarter of fiscal year 2013 utilizing the entire $100.0 million authorized by our Board of Directors.

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

At February 28, 2013, we had approximately $1.1 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $718.4 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $500.0 million to $700.0 million, principally for investments to support ongoing growth in our DMS footprint and capabilities, capacity expansion in China to support the overall business growth, investments in Taiwan for expansion of our research and development center, maintenance levels of machinery and equipment and information technology infrastructure upgrades. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and available under our committed and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends and our working capital requirements for the next 12 months.

On February 4, 2013, we announced an agreement to acquire Nypro. The total purchase price is expected to be $665.0 million, subject to certain adjustments, and is expected to be funded from our existing cash and credit facilities. The completion of the transaction is currently expected to take place during our fourth fiscal quarter. Predicting a date of completion is difficult, however, as we understand that the time generally required to obtain antitrust clearances in certain countries for transactions such as this one appears to be becoming less predictable and to be taking longer. Accordingly, completion of the transaction may take longer than currently expected. Refer to Note 12 – “Pending Acquisition” to the Condensed Consolidated Financial Statements for further details surrounding the Nypro acquisition.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements; future interest on notes payable and long-term debt; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of February 28, 2013 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,755,296	$109,598	$18,360	$329,247	$1,298,091
Future interest on notes payable and long-term debt (b)	655,045	104,833	208,792	168,091	173,329
Operating lease obligations	219,676	69,529	65,994	39,350	44,803
Non-cancelable purchase order obligations (c)	149,979	148,841	1,138	—	—
Pension and postretirement contributions and payments (d)	17,414	5,491	1,416	2,303	8,204
Capital commitments (e)	1,900	1,900	—	—	—

Total contractual cash obligations (f)	$2,799,310	$440,192	$295,700	$538,991	$1,524,427

(a)	The above table excludes an $8.0 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable and long-term debt pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates based on February 28, 2013 interest rates to determine the value of these expected future interest payments.
(c)	Consists of purchase commitments entered into as of February 28, 2013 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans for the annualized six month period following the second quarter of fiscal year 2013 and the expected benefit payments for unfunded pension and postretirement plans through 2022. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $8.1 million as of February 28, 2013. The remaining commitment of $1.9 million is callable over the next six months by the general partner.
(f)	At February 28, 2013, we have $9.3 million and $76.0 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At February 28, 2013, except for certain foreign currency contracts with a notional amount outstanding of $447.2 million and a fair value of $2.5 million recorded in prepaid expenses and other current assets and $1.9 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at February 28, 2013 that do not qualify as accounting hedges was $1.0 billion. The fair value of these contracts amounted to a $4.8 million asset recorded in prepaid expenses and other current assets and a $3.8 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with eight months being the maximum term of the contracts outstanding at February 28, 2013. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Canadian dollars, Chinese yuan renminbis, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Swedish krona, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of February 28, 2013, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At February 28, 2013, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At February 28, 2013, the hedge accounting adjustment recorded is $8.0 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $100.0 million in borrowings outstanding under these facilities at February 28, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 — “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of February 28, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended February 28, 2013, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially troubled customers;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and fixed assets;

•	significant costs incurred in acquisitions and other transactions that are immediately expensed in the quarter in which they occur;

•	fluctuations in materials costs and availability of materials;

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

The volume and timing of orders placed by our customers vary due to variation in demand for our customers’ products; our customers’ attempts to manage their inventory; electronic design changes; changes in our customers’ manufacturing strategies; and acquisitions of or consolidations among our customers. In addition, our sales associated with consumer related products are subject to seasonal influences. We may realize greater revenue during our first fiscal quarter due to higher demand for consumer related products during the holiday selling season. In the past, changes in customer orders that reduce net revenue have had a significant effect on our results of operations as a result of our overhead remaining relatively fixed while our net revenue decreased. Any one or a combination of these factors could adversely affect our annual and quarterly results of operations in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue.

During the six months ended February 28, 2013, our five largest customers accounted for approximately 53% of our net revenue and our 55 largest customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence may increase in the future. If any of those customers experience a decline in the demand for one or more of their products, due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand, the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

Also, our High Velocity Systems (“HVS”) segment, particularly the mobility business and portions of our Diversified Manufacturing Services (“DMS”) segment, are highly dependent on the consumer products industry. This business is very competitive (both for us and our customers) and often subject to shorter product lifecycles, shifting end-user preferences, higher revenue volatility and programs that may be shifted among competitors in our industry. As a result, our exposure to this end market could adversely affect our results of operations.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders for a customer’s products with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. These difficulties are exacerbated when providing services for a specific customer product from which we generate a significant amount of our revenue. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers or a customer’s specific product. Anticipated orders from many of our customers have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of providing manufacturing services for an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations.

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers for any of their products and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons with respect to one or more of their products, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value. These risks may be exacerbated when the inventory is for a specific product that represents a significant amount of our revenue.

The success of one or more of our customers’ products in the market affects our business. Cancellations, reductions, delays or changes in sourcing strategy with respect to one or more significant products by a significant customer or by a group of customers have negatively impacted, and could further negatively impact in the future, our operating results by reducing the number of products that we sell, delaying the payment to us for inventory that we purchased and reducing the use of our manufacturing facilities which have associated fixed costs not dependent on our level of revenue.

In addition, we make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of customer requirements for one or more of their products. The following factors, among others, reduce our ability to accurately estimate future customer requirements, forecast operating results and make production planning decisions: the short-term nature of our customers’ commitments for us to build their products; their uncertainty about, among other things, future economic conditions and other events, such as the flooding in Thailand in the second half of 2011; and the possibility of rapid changes in demand for one or more of their products.

On occasion, customers may require rapid increases in production for one or more of their products, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for a particular customer product that represents a significant amount of our revenue, can harm our gross profits and operating results.

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

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. Due to these start-up investments, the early stages of these types of programs can be less efficient, and less profitable, than those of mature programs. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

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

Our business is highly competitive. We compete against numerous domestic and foreign electronic manufacturing services and design providers, including Benchmark Electronics, Inc., Celestica, Inc., Flextronics International Ltd., Hon-Hai Precision Industry Co., Ltd., Plexus Corp. and Sanmina-SCI Corporation. In addition, past consolidation in our industry has resulted in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Also, we may in the future encounter competition from other large electronic manufacturers, and manufacturers that are focused solely on design and manufacturing services, that are selling, or may begin to sell electronics manufacturing services. Most of our competitors have international operations and significant financial resources and some have substantially greater manufacturing, research and development (R&D) and marketing resources than we have. These competitors may:

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

We derived 85.7% and 86.1% of net revenue from international operations during the three months and six months ended February 28, 2013, respectively, compared to 86.1% and 86.4% during the three months and six months ended February 29, 2012, respectively. At February 28, 2013, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Bogota, Colombia; Coventry and Solihull England; Brest and Gallargues, France; Boblingen and Jena, Germany; Pecs, Szombathely and Tiszaujvaros, Hungary; Gurgoan, Jaipur, Mumbai and Ranjangaon, India; Dublin, Ireland; Tel Aviv, Israel; Bergamo and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang and Selangor, Malaysia; Chihuahua, Guadalajara, Mexico City, Nogales and Reynosa, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks (some of which are present in the recently-announced agreement we entered to acquire Nypro Inc.), which could have a material adverse effect on us including:

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

•

Operating risks, such as (1) the diversion of management’s attention to the assimilation of the acquired businesses; (2) the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided; (3) the need to implement financial and other systems and add management resources; (4) the need to maintain customer, supplier or other favorable business relationships of acquired operations and restructure or terminate unfavorable relationships; (5) the potential for deficiencies in internal controls of the acquired operations; (6) the inability to attract and retain the employees necessary to support the acquired businesses; (7) potential inexperience in a line of business that is either new to us or that has become materially more significant to us as a result of the transaction; (8) unforeseen difficulties (including any unanticipated liabilities) in the acquired operations; and (9) the impact on us of any unionized work force we may acquire or any labor disruptions that might occur.

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

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers. Recently, we had a planned succession of our Chairman of the Board, of our Chief Executive Officer and within our executive management. In order to manage our growth, we will need to internally develop and recruit and retain additional skilled management personnel, as well as have a successful succession, and if we are not able to do so, our business and our ability to continue to grow could be harmed.

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

Disruptions to our information systems, including security breaches, losses of data or outages, have affected, and could adversely affect in the future, our operations.

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. Although we attempt to monitor and mitigate our exposure and modify our systems when warranted, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches and computer viruses. The increased use of mobile technologies can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. In addition, any production inefficiencies or delays could negatively affect our ability to fill customer orders, resulting in a delay or reduction in our revenues. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers and poor publicity and any of these could adversely affect our financial results.

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

Our credit rating may be downgraded.

Our credit is rated by credit rating agencies. Our 7.750% Senior Notes, our 8.250% Senior Notes, our 5.625% Senior Notes and our 4.700% Senior Notes are currently rated BBB- by Fitch Ratings (“Fitch”) and Standard and Poor’s (“S&P”) and Ba1 by Moody’s, and are considered to be below “investment grade” debt by Moody’s and “investment grade” debt by Fitch and S&P. Any potential future negative change in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our common stock; increase our interest payments under existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on the 8.250% Senior Notes and under the Amended and Restated Credit Facility is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on the 8.250% Senior Notes, the Amended and Restated Credit Facility and certain of our other borrowings.

Our amount of debt could significantly increase in the future.

As of February 28, 2013, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of February 28, 2013, there was $151.1 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
December 1, 2012 – December 31, 2012	—	$—	—	—
January 1, 2013 – January 31, 2013	15,447	$19.81	—	—
February 1, 2013 – February 28, 2013	405	$17.91	—	—

Total	15,852	$19.77	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1	—	Form of Cash Bonus Award Agreement (Officer – EU).

10.2	—	Form of Cash Bonus Award Agreement (Officer – Non EU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS(9)	—	XBRL Instance Document.

101.SCH(9)	—	XBRL Taxonomy Extension Schema Document.

101.CAL(9)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(9)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(9)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(9)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(9)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: April 5, 2013	By:	/S/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: April 5, 2013	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

10.1	—	Form of Cash Bonus Award Agreement (Officer – EU).

10.2	—	Form of Cash Bonus Award Agreement (Officer – Non EU).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.