Form 10-Q
period 2013-05-31
JABIL CIRCUIT INC
filed 2013-07-02
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of June 21, 2013, there were 202,657,388 shares of the registrant’s Common Stock outstanding.

JABIL CIRCUIT, INC. AND SUBSIDIARIES INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	May 31, 2013 (Unaudited)	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,351,726	$1,217,256
Accounts receivable, net of allowance for doubtful accounts of $349 at May 31, 2013 and $3,237 at August 31, 2012	1,008,106	1,125,015
Inventories	2,356,304	2,268,949
Prepaid expenses and other current assets	1,044,557	989,326
Income taxes receivable	11,988	10,949
Deferred income taxes	35,508	27,833

Total current assets	5,808,189	5,639,328
Property, plant and equipment, net of accumulated depreciation of $1,768,415 at May 31, 2013 and $1,578,266 at August 31, 2012	1,939,848	1,779,155
Goodwill	103,592	95,018
Intangible assets, net of accumulated amortization of $151,980 at May 31, 2013 and $141,572 at August 31, 2012	110,790	119,053
Deferred income taxes	95,734	73,411
Other assets	75,331	97,176

Total assets	$8,133,484	$7,803,141

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable and long-term debt	$9,459	$18,031
Accounts payable	3,085,848	2,992,865
Accrued expenses	954,488	808,480
Income taxes payable	33,178	35,665
Deferred income taxes	6,600	3,955

Total current liabilities	4,089,573	3,858,996
Notes payable and long-term debt, less current installments	1,651,359	1,658,326
Other liabilities	78,265	85,714
Income tax liabilities	81,558	68,525
Deferred income taxes	25,710	24,245

Total liabilities	5,926,465	5,695,806

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 237,218,087 and 232,069,203 shares issued and 202,651,388 and 206,028,577 shares outstanding at May 31, 2013 and August 31, 2012, respectively	237	232
Additional paid-in capital	1,816,335	1,752,847
Retained earnings	961,160	766,934
Accumulated other comprehensive income	98,616	106,275
Treasury stock at cost, 34,566,699 and 26,040,626 shares at May 31, 2013 and August 31, 2012	(670,761)	(521,231)

Total Jabil Circuit, Inc. stockholders’ equity	2,205,587	2,105,057
Noncontrolling interests	1,432	2,278

Total equity	2,207,019	2,107,335

Total liabilities and equity	$8,133,484	$7,803,141

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net revenue	$4,467,767	$4,250,918	$13,522,036	$12,813,861
Cost of revenue	4,135,272	3,921,595	12,514,419	11,822,364

Gross profit	332,495	329,323	1,007,617	991,497
Operating expenses:
Selling, general and administrative	164,813	162,748	498,773	481,382
Research and development	6,475	6,518	21,393	19,053
Amortization of intangibles	3,472	3,454	10,394	13,399
Restructuring and related charges	28,392	—	28,392	—
Impairment of notes receivable and related charges	25,597	—	25,597	—

Operating income	103,746	156,603	423,068	477,663
Other expense	1,540	1,899	4,663	6,503
Interest income	(402)	(733)	(1,334)	(1,579)
Interest expense	30,712	26,462	89,498	78,303

Income before income tax	71,896	128,975	330,241	394,436
Income tax expense	22,268	27,377	86,940	80,812

Net income	49,628	101,598	243,301	313,624
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(455)	278	(1,162)	1,734

Net income attributable to Jabil Circuit, Inc.	$50,083	$101,320	$244,463	$311,890

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.25	$0.49	$1.20	$1.51

Diluted	$0.24	$0.48	$1.18	$1.47

Weighted average shares outstanding:
Basic	202,648	206,298	203,142	206,326

Diluted	207,569	211,541	207,540	211,749

Cash dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net income	$49,628	$101,598	$243,301	$313,624
Other comprehensive income:
Foreign currency translation adjustment	(22,758)	(57,688)	(12,280)	(87,787)
Change in fair value of derivative instruments, net of tax	3,355	(2,861)	3,864	252
Reclassification of net (gains) losses realized and included in net income related to derivative instruments, net of tax	(605)	805	(224)	2,094
Actuarial gains, net of tax	—	—	981	—

Total other comprehensive loss	(20,008)	(59,744)	(7,659)	(85,441)

Comprehensive income	29,620	41,854	235,642	228,183
Comprehensive (loss) income attributable to noncontrolling interests	(455)	278	(1,162)	1,734

Comprehensive income attributable to Jabil Circuit, Inc.	$30,075	$41,576	$236,804	$226,449

Accumulated foreign currency translation adjustments were $136.8 million at May 31, 2013 and $149.1 million at August 31, 2012. Foreign currency translation adjustments consist of adjustments to consolidate subsidiaries that use a foreign currency as their functional currency.

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

(Unaudited)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional		Accumulated Other
	Shares Outstanding	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335
Shares issued upon exercise of stock options	253,340	5	3,361	—	—	—	—	3,366
Shares issued under employee stock purchase plan	459,351	—	7,533	—	—	—	—	7,533
Vesting of restricted stock awards	4,436,193	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,183,169)		—	—	—	(20,268)	—	(20,268)
Treasury shares purchased	(7,342,904)	—	—	—	—	(129,262)	—	(129,262)
Recognition of stock-based compensation	—	—	52,385	—	—	—	—	52,385
Excess tax benefit of stock awards	—	—	209	—	—	—	—	209
Capital contribution of noncontrolling interest	—	—	—	—	—	—	316	316
Declared dividends	—	—	—	(50,237)	—	—	—	(50,237)
Comprehensive income	—	—	—	244,463	(7,659)	—	(1,162)	235,642

Balance at May 31, 2013	202,651,388	$237	$1,816,335	$961,160	$98,616	$(670,761)	$1,432	$2,207,019

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income	$243,301	$313,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,710	262,186
Recognition of stock-based compensation expense	52,201	59,857
Deferred income taxes	(28,635)	(10,573)
Impairment of notes receivable and related charges	25,597	—
Other, net	6,708	17,532
Changes in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	113,134	(22,634)
Inventories	(85,855)	(162,076)
Prepaid expenses and other current assets	(59,259)	(201,715)
Other assets	(1,497)	(3,302)
Accounts payable and accrued expenses	239,209	(52,439)
Income taxes payable	9,067	(8,933)

Net cash provided by operating activities	809,681	191,527

Cash flows from investing activities:
Acquisition of property, plant and equipment	(452,993)	(291,792)
Proceeds from sale of property, plant and equipment	11,274	12,555
Cash paid for business and intangible asset acquisitions, net of cash acquired	(9,662)	(125,098)
Cost of receivables acquired, net of cash collections	—	517
Investments in non-marketable equity securities	(2,942)	—

Net cash used in investing activities	(454,323)	(403,818)

Cash flows from financing activities:
Borrowings under debt agreements	3,169,401	7,033,854
Payments toward debt agreements	(3,184,810)	(6,783,726)
Payments to acquire treasury stock	(129,262)	(70,991)
Dividends paid to stockholders	(51,743)	(48,716)
Dividends paid to noncontrolling interest	—	(333)
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	10,899	18,576
Treasury stock minimum tax withholding related to vesting of restricted stock	(20,268)	(31,181)
Debt issuance costs	—	(5,014)
Excess tax benefit related to stock awards	330	750
Capital contribution to noncontrolling interest	316	—
Cash paid to purchase noncontrolling interest	—	(20,501)

Net cash (used in) provided by financing activities	(205,137)	92,718

Effect of exchange rate changes on cash and cash equivalents	(15,751)	(26,909)

Net increase (decrease) in cash and cash equivalents	134,470	(146,482)
Cash and cash equivalents at beginning of period	1,217,256	888,611

Cash and cash equivalents at end of period	$1,351,726	$742,129

See accompanying notes to Condensed Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes included in the Annual Report on Form 10-K of Jabil Circuit, Inc. (the “Company”) for the fiscal year ended August 31, 2012. Results for the nine month period ended May 31, 2013 are not necessarily an indication of the results that may be expected for the full fiscal year ending August 31, 2013.

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

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Numerator:
Net income attributable to Jabil Circuit, Inc.	$50,083	$101,320	$244,463	$311,890

Denominator for basic and diluted earnings per share:
Denominator for basic earnings per share	202,648	206,298	203,142	206,326

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	6	363	28	347
Dilutive unvested restricted stock awards	4,915	4,880	4,370	5,076

Denominator for diluted earnings per share	207,569	211,541	207,540	211,749

Earnings per share:
Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.25	$0.49	$1.20	$1.51

Diluted	$0.24	$0.48	$1.18	$1.47

For the three months and nine months ended May 31, 2013 options to purchase 3,635,940 and 3,690,457 shares of common stock, respectively, and 4,462,101 and 4,537,415 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. For the three months and nine months ended May 31, 2012 options to purchase 3,787,050 and 3,948,097 shares of common stock, respectively, and 3,322,518 and 4,962,489 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

b. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended May 31, 2013 and 2012:

	Dividend Declaration Date	Dividend per Share	Total Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
	(in thousands, except for per share data)
Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013
	April 15, 2013	$0.08	$16,994	May 15, 2013	June 3, 2013

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012
	April 19, 2012	$0.08	$17,281	May 15, 2012	June 1, 2012

3. Inventories

Inventories consist of the following (in thousands):

	May 31, 2013	August 31, 2012
Raw materials	$1,481,174	$1,534,182
Work in process	516,368	444,721
Finished goods	358,762	290,046

	$2,356,304	$2,268,949

4. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $15.7 million and $52.2 million of stock-based compensation expense gross of tax, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2013, respectively. The Company recorded an additional tax (expense) benefit related to the stock-based compensation expense of $(0.4) million and $0.1 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2013, respectively. The Company recorded $20.1 million and $59.9 million of stock-based compensation expense gross of tax, which is included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations during the three months and nine months ended May 31, 2012, respectively. The Company recorded tax benefits related to the stock-based compensation expense of $0.3 million and $1.2 million, which is included in income tax expense within the Condensed Consolidated Statements of Operations for the three months and nine months ended May 31, 2012, respectively.

The following table summarizes shares available for grant and stock option and stock appreciation right activity from August 31, 2012 through May 31, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at August 31, 2012	4,883,919	8,677,941	$4,719	$25.88	2.90
Shares authorized	9,500,000
Options canceled	374,298	(374,298)		$25.52
Restricted stock awards granted, net of forfeitures(1)	(3,315,157)	—
Options exercised	—	(259,112)		$13.25

Balance at May 31, 2013	11,443,060	8,044,531	$403	$26.30	2.22

Exercisable at May 31, 2013		8,039,830	$387	$26.30	2.22

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

The following table summarizes restricted stock activity from August 31, 2012 through May 31, 2013:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2012	12,945,864	$16.33

Changes during the period
Shares granted (1)	3,673,494	$17.65
Shares vested	(4,436,193)	$15.12
Shares forfeited	(358,337)	$17.71

Non-vested balance at May 31, 2013	11,824,828	$17.15

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the nine months ended May 31, 2013, the Company awarded approximately 2.0 million time-based restricted stock units and 1.7 million performance-based restricted stock units.

At May 31, 2013, there was $69.9 million of total unrecognized stock-based compensation expense related to restricted stock awards. This expense is expected to be recognized over a weighted-average period of 1.6 years.

5. Concentration of Risk and Segment Data

a. Concentration of Risk

Sales of the Company’s products are concentrated among specific customers. During the nine months ended May 31, 2013, the Company’s five largest customers accounted for approximately 53% of its net revenue and 55 customers accounted for approximately 90% of its net revenue. Sales to these customers were reported in the Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”) operating segments.

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

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include stock-based compensation expense and related charges, restructuring and related charges, impairment of notes receivable and related charges, distressed customer charge, amortization of intangibles, other expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following tables set forth operating segment information (in thousands):

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net revenue
DMS	$1,795,177	$1,871,508	$6,041,608	$5,546,347
E&I	1,374,026	1,323,816	4,150,138	3,747,482
HVS	1,298,564	1,055,594	3,330,290	3,520,032

	$4,467,767	$4,250,918	$13,522,036	$12,813,861

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Segment income and reconciliation of income before income tax
DMS	$100,476	$122,334	$336,691	$353,612
E&I	32,031	29,306	101,940	73,173
HVS	44,388	38,689	101,021	134,283

Total segment income	176,895	190,329	539,652	561,068
Reconciling items:
Stock-based compensation expense and related charges	15,688	20,123	52,201	59,857
Restructuring and related charges	28,392	—	28,392	—
Impairment of notes receivable and related charges	25,597	—	25,597	—
Distressed customer charge	—	10,149	—	10,149
Amortization of intangibles	3,472	3,454	10,394	13,399
Other expense	1,540	1,899	4,663	6,503
Interest income	(402)	(733)	(1,334)	(1,579)
Interest expense	30,712	26,462	89,498	78,303

Income before income tax	$71,896	$128,975	$330,241	$394,436

	May 31, 2013	August 31, 2012
Total assets
DMS	$2,949,272	$3,002,982
E&I	1,075,153	1,157,464
HVS	984,566	970,819
Other non-allocated assets	3,124,493	2,671,876

	$8,133,484	$7,803,141

The Company operates in 30 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. Total foreign net revenue represented 85.4% and 85.9% of net revenue during the three months and nine months ended May 31, 2013, respectively, compared to 84.4% and 85.7% of net revenue during the three months and nine months ended May 31, 2012, respectively.

6. Notes Payable and Long-Term Debt

Notes payable and long-term debt outstanding at May 31, 2013 and August 31, 2012, are summarized below (in thousands):

	May 31, 2013	August 31, 2012
7.750% Senior Notes due 2016	$306,510	$305,221
8.250% Senior Notes due 2018	398,189	397,903
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	—	8,000
Borrowings under loans (a)	48,702	56,036
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	7,417	9,197

Total notes payable and long-term debt	1,660,818	1,676,357
Less current installments of notes payable and long-term debt	9,459	18,031

Notes payable and long-term debt, less current installments	$1,651,359	$1,658,326

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair values of these senior notes were approximately $361.8 million, $486.0 million, $434.0 million and $507.5 million, respectively, at May 31, 2013. The fair value estimates are based upon observable market data (Level 2 criteria).

(a)	On May 2, 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At May 31, 2013, the VIE had approximately $48.8 million of total assets, of which approximately $47.5 million was comprised of a note receivable due from the Company, and approximately $48.2 million of total liabilities, of which approximately $48.1 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $48.1 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

7. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program, a committed trade accounts receivable sale program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the three months and nine months ended May 31, 2013 and 2012, were not material. The Company does not record a servicing asset or liability on the Condensed Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Condensed Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire in October 2014, and its foreign asset-backed securitization program, currently scheduled to expire in May 2015 (collectively referred to herein as the “asset-backed securitization programs”), to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Condensed Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $2.2 billion and $6.4 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2013, respectively. In exchange, the Company received cash proceeds of $1.7 billion and $5.9 billion during the three months and nine months ended May 31, 2013, respectively, and a deferred purchase price receivable. The Company sold $2.1 billion and $6.2 billion of eligible trade accounts receivable during the three months and nine months ended May 31, 2012, respectively. In exchange, the Company received cash proceeds of $1.6 billion and $5.6 billion during the three months and nine months ended May 31, 2012, respectively, and a deferred purchase price receivable. At May 31, 2013, the deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $524.5 million. At May 31, 2012, the net deferred purchase price receivables recorded in connection with the asset-backed securitization programs totaled approximately $542.2 million, net of a $10.1 million valuation allowance established for accounts receivable sold into the asset-backed securitization programs that, subsequent to its sale, was involved in a legal dispute between us and the customer.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $1.1 million and $3.2 million during the three months and nine months ended May 31, 2013, respectively, and approximately $1.4 million and $4.5 million during the three months and nine months ended May 31, 2012, respectively, which are recorded to other expense within the Condensed Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Condensed Consolidated Statements of Operations in the period of the sale. In April 2013, the factoring agreement was extended through September 30, 2013, at which time it is expected to automatically renew for an additional six-month period.

The Company sold $8.5 million and $31.2 million of trade accounts receivable during the three months and nine months ended May 31, 2013, respectively, compared to $19.2 million and $62.6 million during the three months and nine months ended May 31, 2012, respectively. In exchange, the Company received cash proceeds of $8.5 million and $31.2 million during the three months and nine months ended May 31, 2013, respectively, compared to $19.2 million and $62.6 million during the three months and nine months ended May 31, 2012, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement during the three months and nine months ended May 31, 2013 and 2012 were not material.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that amended and restated an existing uncommitted facility during the first quarter of fiscal year 2013 to change the facility to a committed facility and to reduce the capacity from $250.0 million to $200.0 million. The $200.0 million trade accounts receivable sale agreement was renewed during the third quarter of fiscal year 2013 and is scheduled to expire on November 30, 2013. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months and nine months ended May 31, 2013, the Company sold $0.5 billion and $1.9 billion of trade accounts receivable under these programs, respectively, compared to $0.5 billion and $1.6 billion during the three months and nine months ended May 31, 2012, respectively. In exchange, the Company received cash proceeds of $0.5 billion and $1.9 billion during the three months and nine months ended May 31, 2013, respectively, compared to $0.5 billion and $1.6 billion during the three months and nine months ended May 31, 2012, respectively. The resulting losses on the sales of trade accounts receivable during the three months and nine months ended May 31, 2013 and 2012 were not material.

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

The following table provides information about net periodic benefit cost for the pension plans during the three months and nine months ended May 31, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Service cost	$492	$370	$1,518	$1,060
Interest cost	1,848	1,986	5,686	5,609
Expected long-term return on plan assets	(1,667)	(1,650)	(5,136)	(4,524)
Amortization of prior service cost	(6)	(7)	(19)	(21)
Recognized actuarial loss	670	308	2,037	913

Net periodic benefit cost	$1,337	$1,007	$4,086	$3,037

During the nine months ended May 31, 2013, the Company made contributions of approximately $3.3 million to its defined benefit pension plans. The Company expects to make total cash contributions of between $4.6 million and $5.4 million to its funded pension plans during fiscal year 2013.

9. Commitments and Contingencies

a. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

b. Income Tax Examination

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and fiscal years 2006 through 2008 and issued Revenue Agent’s Reports (“RAR”) on April 30, 2010 and April 25, 2012, respectively. The proposed adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates and (2) valuable intangible property was transferred to certain foreign affiliates without charge. On May 31, 2013, the IRS Office of Appeals issued a draft Statement – Income Tax Change that represents a tentative agreement on the fiscal year 2003 through 2008 proposed adjustments, which are substantially lower than the initial RAR proposed adjustments. However, as the final resolution of the audit has not been completed, the Company continues to provide for the uncertain tax position based on the more likely than not standards. The Company did not record any additional tax liabilities related to this Statement – Income Tax Change and believes that the final resolution will not have a material effect on the Company’s financial position or liquidity.

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

All derivative instruments are recorded gross on the Condensed Consolidated Balance Sheets at their respective fair values. The accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is initially reported as a component of accumulated other comprehensive income (“AOCI”), net of tax, and is subsequently reclassified into the line item within the Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period in which the hedged item affects earnings. The ineffective portion of the gain or loss is recognized immediately in current earnings. For derivative instruments that are not designated as hedging instruments, gains and losses from changes in fair values are recognized in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Condensed Consolidated Statements of Cash Flows.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $513.0 million and $199.7 million at May 31, 2013 and August 31, 2012, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between June 1, 2013 and March 31, 2014.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at May 31, 2013 and August 31, 2012 was $932.1 million and $837.3 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of May 31, 2013, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$12,379	$—	$12,379

Liabilities:
Forward foreign exchange contracts	—	(8,206)	—	(8,206)

Total	$—	$4,173	$—	$4,173

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair values of the Company’s derivative instruments located on the Condensed Consolidated Balance Sheets utilized for foreign currency risk management purposes at May 31, 2013 and August 31, 2012 (in thousands):

	Fair Values of Derivative Instruments At May 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$5,064	Other accrued expense	$2,703
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,315	Other accrued expense	$5,503

	Fair Values of Derivative Instruments At August 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,335	Other accrued expense	$1,190
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,445	Other accrued expense	$2,976

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during the nine months ended May 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(865)	Revenue	$(1,510)	Revenue	$178
Forward foreign exchange contracts	$4,881	Cost of revenue	$4,495	Cost of revenue	$5,753
Forward foreign exchange contracts	$(152)	Selling, general and administrative	$202	Selling, general and administrative	$206

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$3,053	Revenue	$2,117	Revenue	$(28)
Forward foreign exchange contracts	$(563)	Cost of revenue	$1,677	Cost of revenue	$(1,421)
Forward foreign exchange contracts	$(2,238)	Selling, general and administrative	$(2,925)	Selling, general and administrative	$152

As of May 31, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing gains related to foreign currency risk management hedging arrangements of approximately $1.8 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during the nine months ended May 31, 2013 and 2012 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Nine Months Ended May 31, 2013
Forward foreign exchange contracts	Cost of revenue	$(5,971)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative during the Nine Months Ended May 31, 2012
Forward foreign exchange contracts	Cost of revenue	$2,954

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $1.8 million in amortization as a reduction to interest expense during the nine months ended May 31, 2013. At May 31, 2013, the unamortized hedge accounting adjustment recorded is $7.4 million in the Condensed Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during the nine months ended May 31, 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship during the Nine Months Ended May 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(2,963)	Interest expense	$—

As of May 31, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Nine months ended May 31, 2013
Accumulated comprehensive loss, August 31, 2012	$(7,153)
Change in fair value of derivative instruments	3,864
Reclassification of net losses realized and included in net income related to derivative instruments	(224)

Accumulated comprehensive loss, May 31, 2013	$(3,513)

Nine months ended May 31, 2012
Accumulated comprehensive loss, August 31, 2011	$(11,172)
Change in fair value of derivative instruments	252
Reclassification of net losses realized and included in net income related to derivative instruments	2,094

Accumulated comprehensive loss, May 31, 2012	$(8,826)

11. Restructuring and Related Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $28.4 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2013. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses so as to address current market conditions and customer requirements. The restructuring and related charges for the three months and nine months ended May 31, 2013 include $22.7 million related to employee severance and benefit costs and $5.7 million related to other charges.

These restructuring and related charges associated with the 2013 Restructuring Plan incurred through May 31, 2013 of $28.4 million are primarily cash costs totaling $22.8 million, of which $12.2 million was paid in the third quarter of fiscal year 2013. The cash costs consist of employee severance and benefit costs of approximately $22.7 million and other related costs of approximately $0.1 million. Non-cash costs of approximately $5.6 million primarily represent asset write off charges related to the Company’s restructuring activities.

The Company currently expects to recognize approximately $188.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset charges, are currently expected to result in cash expenditures of approximately $140.0 million that will be payable over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The table below sets forth the significant components and activity in the 2013 Restructuring Plan during the three months and nine months ended May 31, 2013 (in thousands):

2013 Restructuring Plan – Three Months and Nine Months Ended May 31, 2013

	Liability Balance at September 1, 2012 and February 28, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2013
Employee severance and benefit costs	$—	$22,719	$(246)	$(12,143)	$10,330
Other related costs	—	5,673	(5,611)	(18)	44

Total	$—	$28,392	$(5,857)	$(12,161)	$10,374

The table below sets forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the three months and nine months ended May 31, 2013 (in thousands):

2013 Restructuring Plan – Three Months and Nine Months Ended May 31, 2013

	Liability Balance at September 1, 2012 and February 28, 2013	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at May 31, 2013

DMS	$—	$7,947	$(166)	$(3,463)	$4,318

E&I	$—	14,988	(5,605)	(5,231)	4,152

HVS	$—	3,065	(86)	(1,259)	1,720

Other	—	2,392	—	(2,208)	184

Total	$—	$28,392	$(5,857)	$(12,161)	$10,374

12. Impairment of Notes Receivable and Related Charges

During the three months and nine months ended May 31, 2013, the Company recorded a loss of approximately $25.6 million related to a notes receivable and related charges. Such a charge was recorded following the determination that it was probable that the Company would be unable to collect the amounts due from a former customer.

13. New Accounting Guidance

a. Recently Adopted Accounting Guidance

During the second quarter of fiscal year 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period. This accounting guidance is effective for the Company for business combinations that occur beginning in fiscal year 2013. The adoption of this guidance has not had a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

14. Income Taxes

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during the three months and nine months ended May 31, 2013 and 2012 primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S., (b) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore and Vietnam, (c) income and losses in tax jurisdictions with existing valuation allowances and (d) the reversal of an existing valuation allowance during the third quarter of fiscal year 2013. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which the Company expects to continue to comply.

15. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s third quarter of fiscal year 2013 Form 10-Q. No significant events, other than those disclosed below, occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Condensed Consolidated Financial Statements.

Nypro, Inc. Acquisition

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

On July 1, 2013, the Company completed its acquisition of Nypro by acquiring 100% of the issued and outstanding common shares of Nypro for approximately $665.0 million in cash. The final purchase price is subject to adjustment based on the amounts, as of the closing date, of Nypro’s net working capital and its debt and cash. The acquisition will be accounted for using the acquisition method of accounting in accordance with the business acquisition guidance.

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

•

our ability to successfully negotiate definitive agreements and consummate dispositions and acquisitions, and to integrate operations following the consummation of acquisitions (including the recently completed acquisition of Nypro Inc. (“Nypro”));

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

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, industrial, instrumentation, medical, networking, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, during the nine months ended May 31, 2013, our largest customers currently include Apple Inc., Cisco Systems, Inc., Ericsson, General Electric Company, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation, NetApp, Inc., Pace plc and Research in Motion Limited. During the nine months ended May 31, 2013, we had net revenues of approximately $13.5 billion and net income attributable to Jabil Circuit, Inc. of approximately $244.5 million.

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

The industry in which we operate is composed of companies that provide a range of manufacturing, design and aftermarket services to companies that utilize electronics components. The industry experienced rapid change and growth through the 1990s as an increasing number of companies chose to outsource an increasing portion, and, in some cases, all of their manufacturing requirements. In mid-2001, the industry’s revenue declined as a result of significant cut-backs in customer production requirements, which was consistent with the overall downturn in the technology sector at the time. In response to this downturn in the technology sector, we implemented restructuring programs to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers. Industry revenues generally began to stabilize in 2003 and companies began to turn more to outsourcing versus internal manufacturing. In addition, the number of industries serviced, as well as the market penetration in certain industries, by electronic manufacturing service providers has increased over the past several years. In mid-2008, the industry’s revenue declined when a deteriorating macro-economic environment resulted in illiquidity in global credit markets and a significant economic downturn in the North American, European and Asian markets. In response to this downturn, we implemented additional restructuring programs, including the restructuring plan that was approved by our Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), to reduce our cost structure and further align our manufacturing capacity with the geographic production demands of our customers.

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

Summary of Results

The following table sets forth, for the three month and nine month periods indicated, certain key operating results and other financial information (in thousands, except per share data):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Net revenue	$4,467,767	$4,250,918	$13,522,036	$12,813,861
Gross profit	$332,495	$329,323	$1,007,617	$991,497
Operating income	$103,746	$156,603	$423,068	$477,663
Net income attributable to Jabil Circuit, Inc	$50,083	$101,320	$244,463	$311,890
Income per share — basic	$0.25	$0.49	$1.20	$1.51
Income per share — diluted	$0.24	$0.48	$1.18	$1.47
Cash dividend per share — declared	$0.08	$0.08	$0.24	$0.24

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators:

Three Months Ended
	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012
Sales cycle	4 days	12 days	9 days	7 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	20 days	26 days	28 days	23 days
Days in inventory	51 days	55 days	52 days	51 days
Days in accounts payable	67 days	69 days	71 days	67 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended May 31, 2013, days in accounts receivable decreased six days to 20 days as compared to the prior sequential quarter primarily due to cash collection efforts and the timing of sales. During the three months ended May 31, 2013, days in inventory decreased four days to 51 days as compared to the prior sequential quarter largely due to continued focus on inventory management and increased sales activity during the quarter. During the three months ended May 31, 2013, days in accounts payable decreased two days to 67 days from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters. The sales cycle was 4 days during the three months ended May 31, 2013. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Recent Accounting Pronouncements

See Note 13 – “New Accounting Guidance” to the Condensed Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.6%	92.2%	92.5%	92.3%

Gross profit	7.4%	7.8%	7.5%	7.7%
Operating expenses:
Selling, general and administrative	3.7%	3.8%	3.7%	3.8%
Research and development	0.1%	0.2%	0.2%	0.1%
Amortization of intangibles	0.1%	0.1%	0.1%	0.1%
Restructuring and related charges	0.6%	—	0.2%	—
Impairment of notes receivable and related charges	0.6%	—	0.2%	—

Operating income	2.3%	3.7%	3.1%	3.7%

Other expense	0.0%	0.0%	0.0%	0.1%
Interest income	0.0%	0.0%	0.0%	0.0%
Interest expense	0.7%	0.7%	0.7%	0.6%

Income before income tax	1.6%	3.0%	2.4%	3.0%
Income tax expense	0.5%	0.6%	0.6%	0.6%

Net income	1.1%	2.4%	1.8%	2.4%
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(0.0)%	0.0%	(0.0)%	0.0%

Net income attributable to Jabil Circuit, Inc	1.1%	2.4%	1.8%	2.4%

The Three Months and Nine Months Ended May 31, 2013, Compared to the Three Months and Nine Months Ended May 31, 2012

Net Revenue. Net revenue increased 5.1% to $4.5 billion during the three months ended May 31, 2013, compared to $4.3 billion during the three months ended May 31, 2012. Specific increases include a 23% increase in the sale of High Velocity Systems (“HVS”) products and a 4% increase in the sale of Enterprise & Infrastructure (“E&I”) products. These increases were partially offset by a 4% decrease in the sale of Diversified Manufacturing Services (“DMS”) products.

Net revenue increased 5.5% to $13.5 billion during the nine months ended May 31, 2013, compared to $12.8 billion during the nine months ended May 31, 2012. Specific increases include an 11% increase in the sale of E&I products and a 9% increase in the sale of DMS products. These increases were partially offset by a 5% decrease in the sale of HVS products.

The increase in revenues for the three months and nine months ended May 31, 2013 as compared to the three months and nine months ended May 31, 2012 is primarily due to increased revenue from certain of our existing customers, including new program wins with these customers, which is partially offset by weakness related to smart grid rollout encompassing meters and solar and wind related products within DMS. The increases in DMS and E&I were partially offset by a decrease in the sale of HVS products which is primarily due to a decrease in the sale of displays and printer products.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors; seasonality in our business; new, and potential future, acquisitions and dispositions; and business growth from new and existing customers.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Three months ended		Nine months ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
DMS
Specialized Services	25%	24%	29%	23%
Industrial & CleanTech	10%	12%	10%	12%
Healthcare & Instrumentation	5%	8%	5%	8%

Total DMS	40%	44%	44%	43%

Total E&I	31%	31%	31%	29%

Total HVS	29%	25%	25%	28%

Total	100%	100%	100%	100%

Foreign source revenue represented 85.4% and 85.9% of our net revenue during the three months and nine months ended May 31, 2013, respectively, compared to 84.4% and 85.7% of our net revenue during the three months and nine months ended May 31, 2012, respectively. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit increased to $332.5 million (7.4% of net revenue) and $1.0 billion (7.5% of net revenue) during the three months and nine months ended May 31, 2013, respectively, compared to $329.3 million (7.8% of net revenue) and $991.5 million (7.7% of net revenue) during the three months and nine months ended May 31, 2012, respectively. Gross profit as a percentage of net revenue remained relatively consistent. The increase in gross profit on an absolute basis is primarily due to increased sales levels.

Selling, General and Administrative. Selling, general and administrative expenses increased to $164.8 million (3.7% of net revenue) and $498.8 million (3.7% of net revenue) during the three months and nine months ended May 31, 2013, respectively, compared to $162.7 million (3.8% of net revenue) and $481.4 million (3.8% of net revenue) during the three months and nine months ended May 31, 2012, respectively. Selling, general and administrative expenses as a percentage of net revenue remained relatively consistent with the same periods of the prior fiscal year. Selling, general and administrative expenses on a gross basis remained relatively consistent during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. Selling, general and administrative expenses on a gross basis increased during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 primarily from $8.1 million in professional fees associated with the due diligence and other acquisition related activities associated with the Nypro acquisition. The remaining increase is primarily attributable to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business.

Research and Development. Research and development expenses remained relatively consistent at $6.5 million (0.1% of net revenue) during the three months ended May 31, 2013 compared to $6.5 million (0.2% of net revenue) during the three months ended May 31, 2012. Research and development expenses increased to $21.4 million (0.2% of net revenue) during the nine months ended May 31, 2013 compared to $19.1 million (0.1% of net revenue) during the nine months ended May 31, 2012. The increase is primarily due to new projects in targeted growth sectors, such as the emerging growth sector within DMS.

Amortization of Intangibles. Amortization of intangible assets remained consistent at $3.5 million during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. Amortization of intangible assets decreased to $10.4 million during the nine months ended May 31, 2013 compared to $13.4 million during the nine months ended May 31, 2012. The decrease was primarily attributable to certain intangible assets that became fully amortized since May 31, 2012.

Restructuring and Related Charges. In conjunction with the 2013 Restructuring Plan, we charged $28.4 million of restructuring and related charges to the Condensed Consolidated Statement of Operations during the three months and nine months ended May 31, 2013. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses so as to address current market conditions and customer requirements. The restructuring and related charges for the three months and nine months ended May 31, 2013 include $22.7 million related to employee severance and benefit costs and $5.7 million related to other charges.

At May 31, 2013, accrued liabilities of approximately $10.4 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

These restructuring and related charges associated with the 2013 Restructuring Plan incurred through May 31, 2013 of $28.4 million are primarily cash costs totaling $22.8 million, of which $12.2 million was paid in the third quarter of fiscal year 2013. The cash costs consist of employee severance and benefit costs of approximately $22.7 million and other related costs of approximately $0.1 million. Non-cash costs of approximately $5.6 million primarily represent asset write off charges related to our restructuring activities.

We currently expect to recognize approximately $188.0 million in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset charges, are currently expected to result in cash expenditures of approximately $140.0 million that will be payable over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $65.0 million. The majority of these annual cost savings is expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. We currently expect to begin to realize a portion of these costs savings in the fourth quarter of fiscal year 2013, and we are still evaluating any cost savings offsets.

Impairment of Notes Receivable and Related Charges. During the three months and nine months ended May 31, 2013, we recorded a loss of approximately $25.6 million related to a notes receivable and related charges. Such a charge was recorded following the determination that it was probable that we would be unable to collect the amounts due from a former customer.

Other Expense. We recorded other expense of $1.5 million and $4.7 million during the three months and nine months ended May 31, 2013, respectively, compared to $1.9 million and $6.5 million during the three months and nine months ended May 31, 2012, respectively. Other expense remained relatively consistent during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. The decrease during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 was primarily due to incremental expense recognized during the nine months ended May 31, 2012 of: (a) $0.4 million related to a program renewal fee associated with the North American asset-backed securitization program and (b) $0.6 million associated with fair value adjustments recorded in connection with customer warrants.

Interest Income. Interest income decreased to $0.4 million and $1.3 million during the three months and nine months ended May 31, 2013, respectively, compared to $0.7 million and $1.6 million during the three months and nine months ended May 31, 2012, respectively. The decrease during these periods was primarily due to decreased cash investments.

Interest Expense. We recorded interest expense of $30.7 million and $89.5 million during the three months and nine months ended May 31, 2013, respectively, compared to $26.5 million and $78.3 million during the three months and nine months ended May 31, 2012, respectively. The increase was primarily due to incremental interest associated with the issuance of the 4.700% Senior Notes during the fourth quarter of fiscal year 2012.

Income Tax Expense. Income tax expense reflects an effective tax rate of 31.0% and 26.3% during the three months and nine months ended May 31, 2013, respectively, as compared to an effective tax rate of 21.2% and 20.5% during the three months and nine months ended May 31, 2012, respectively. The effective tax rate increased from the previous period primarily due to the mix of income or losses within the tax jurisdictions in which we operate, a release of tax reserves related to a non-U.S. governmental tax audit in fiscal year 2012, and restructuring costs with minimal related tax benefit in fiscal year 2013. The fiscal year 2013 effective tax rate increases were partially offset by the reversal of a non-U.S. deferred tax asset valuation allowance.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to: (a) income in tax jurisdictions with lower statutory tax rates than the U.S., (b) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore, and Vietnam, (c) income and losses in tax jurisdictions with existing valuation allowances and (d) the reversal of an existing valuation allowance during the third quarter of fiscal year 2013. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, distressed customer charges, stock-based compensation expense and related charges, restructuring and related charges and impairment of notes receivable and related charges. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Condensed Consolidated Financial Statements (in thousands):

	Three months ended		Nine months ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
Operating income (U.S. GAAP)	$103,746	$156,603	$423,068	$477,663
Amortization of intangibles	3,472	3,454	10,394	13,399
Distressed customer charge	—	10,149	—	10,149
Stock-based compensation and related charges	15,688	20,123	52,201	59,857
Restructuring and related charges	28,392	—	28,392	—
Impairment of notes receivable and related charges	25,597	—	25,597	—

Core operating income (Non-U.S. GAAP)	$176,895	$190,329	$539,652	$561,068

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$50,083	$101,320	$244,463	$311,890
Amortization of intangibles, net of tax	3,186	3,180	9,837	13,099
Distressed customer charge	—	10,149	—	10,149
Stock-based compensation and related charges, net of tax	16,042	19,792	52,115	58,656
Restructuring and related charges, net of tax	26,574	—	26,574	—
Impairment of notes receivable and related charges, net of tax	19,747	—	19,747	—

Core earnings (Non-U.S. GAAP)	$115,632	$134,441	$352,736	$393,794

Earnings per share: (U.S. GAAP)
Basic	$0.25	$0.49	$1.20	$1.51

Diluted	$0.24	$0.48	$1.18	$1.47

Core earnings per share: (Non-U.S. GAAP)
Basic	$0.57	$0.65	$1.74	$1.91

Diluted	$0.56	$0.64	$1.70	$1.86

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	202,648	206,298	203,142	206,326

Diluted	207,569	211,541	207,540	211,749

Core operating income decreased 7.1% to $176.9 million and 3.8% to $539.7 million during the three months and nine months ended May 31, 2013, respectively, compared to $190.3 million and $561.1 million during the three months and nine months ended May 31, 2012, respectively. Core earnings decreased 14.0% to $115.6 million and 10.4% to $352.7 million during the three months and nine months ended May 31, 2013, respectively, compared to $134.4 million and $393.8 million for the three months and nine months ended May 31, 2012, respectively. These decreases were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Three Months and Nine Months Ended May 31, 2013, Compared to the Three Months and Nine Months Ended May 31, 2012.”

Acquisitions and Expansion

As discussed in Note 15 – “Subsequent Events” to the Condensed Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013. Acquisitions are accounted for using the acquisition method of accounting. Our Condensed Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

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

Liquidity and Capital Resources

At May 31, 2013, our principle sources of liquidity consisted of cash, available borrowings under our credit facilities, our asset-backed securitization programs, our trade accounts receivable factoring agreement and our committed and uncommitted trade accounts receivable sale programs.

Cash Flows

The following table sets forth selected consolidated cash flow information during the nine months ended May 31, 2013 and 2012 (in thousands):

	Nine months ended
	May 31, 2013	May 31, 2012
Net cash provided by operating activities	$809,681	$191,527
Net cash used in investing activities	(454,323)	(403,818)
Net cash (used in) provided by financing activities	(205,137)	92,718
Effect of exchange rate changes on cash and cash equivalents	(15,751)	(26,909)

Net increase (decrease) in cash and cash equivalents	$134,470	$(146,482)

Net cash provided by operating activities during the nine months ended May 31, 2013 was approximately $809.7 million. This resulted primarily from net income of $243.3 million, $295.7 million in non-cash depreciation and amortization expense, a $239.2 million increase in accounts payable and accrued expenses, a $113.1 million decrease in accounts receivable, $52.2 million in non-cash stock-based compensation expense and a $25.6 million non-cash impairment of notes receivable and related charges; which were partially offset by a $85.9 million increase in inventories, a $59.3 million increase in prepaid expenses and other current assets and $28.6 million in deferred income taxes. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The decrease in accounts receivable was primarily driven by improved cash collections partially offset by higher sales levels. The increase in inventories was primarily to support revenue levels in the fourth quarter of fiscal year 2013. The increase in prepaid expenses and other current assets was primarily due to increases in the deferred purchase price notes receivable under our asset-backed securitization programs due to higher levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions.

Net cash used in investing activities during the nine months ended May 31, 2013 was $454.3 million. This consisted primarily of capital expenditures of $453.0 million principally for machinery and equipment for new business within our DMS segment, maintenance levels of machinery and equipment and information technology infrastructure upgrades.

Net cash used in financing activities during the nine months ended May 31, 2013 was $205.1 million. This resulted from our receipt of approximately $3.2 billion of proceeds from borrowings under existing debt agreements, which primarily included an aggregate of $2.9 billion of borrowings under the Company’s five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”) and $249.4 million of borrowings under various credit facilities with foreign subsidiaries. This was offset by repayments in an aggregate amount of approximately $3.2 billion, which primarily included an aggregate of

$2.9 billion of repayments under the Amended and Restated Credit Facility and approximately $257.4 million of repayments under various credit facilities with foreign subsidiaries. In addition, we paid $129.3 million, including commissions, to repurchase 7,342,904 of our common shares, $51.7 million in dividends to stockholders and $20.3 million to the Internal Revenue Service (“IRS”) on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $20.3 million of employee-owned common stock related to this vesting) during the nine months ended May 31, 2013.

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

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $300.0 million for the North American asset-backed securitization program, currently scheduled to expire in October 2014, and $200.0 million for the foreign asset-backed securitization program, currently scheduled to expire in May 2015, are available at any one time.

In connection with our asset-backed securitization programs, at May 31, 2013, we had sold approximately $857.0 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of approximately $332.5 million, and a deferred purchase price receivable. At May 31, 2013, the deferred purchase price receivable totaled approximately $524.5 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2013, the factoring agreement was extended through September 30, 2013, at which time it is expected to automatically renew for an additional six-month period.

During the three months and nine months ended May 31, 2013, we sold $8.5 million and $31.2 million of trade accounts receivable under the factoring agreement, respectively, and received cash proceeds of $8.5 million and $31.2 million during the three months and nine months ended May 31, 2013, respectively.

c.	Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, we may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that was renewed during the third quarter of fiscal year 2013 and is scheduled to expire on November 30,

2013. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility and is scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During the three months and nine months ended May 31, 2013, we sold $0.5 billion and $1.9 billion of trade accounts receivable under these programs, respectively, and we received cash proceeds of $0.5 billion and $1.9 billion during the three months and nine months ended May 31, 2013, respectively.

Notes payable and long-term debt outstanding at May 31, 2013 and August 31, 2012, are summarized below (in thousands):

	May 31, 2013	August 31, 2012
7.750% Senior Notes due 2016	$306,510	$305,221
8.250% Senior Notes due 2018	398,189	397,903
5.625% Senior Notes due 2020	400,000	400,000
4.700% Senior Notes due 2022	500,000	500,000
Borrowings under credit facilities	—	8,000
Borrowings under loans	48,702	56,036
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes	7,417	9,197

Total notes payable and long-term debt	1,660,818	1,676,357
Less current installments of notes payable and long-term debt	9,459	18,031

Notes payable and long-term debt, less current installments	$1,651,359	$1,658,326

As of the date of this filing, we were in compliance with all covenants under the Amended and Restated Credit Facility and our securitization programs.

Uses

On October 16, 2012, January 23, 2013 and April 15, 2013, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2012, February 15, 2013 and May 15, 2013, respectively. Of the total cash dividend declared on October 16, 2012 of $17.0 million, $16.2 million was paid on December 3, 2012. Of the total cash dividend declared on January 23, 2013 of $17.0 million, $16.2 million was paid on March 1, 2013. Of the total cash dividend declared on April 15, 2013 of $17.0 million, $16.2 million was paid on June 3, 2013. The remaining $0.8 million that was not paid during each quarter is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

In the first quarter of fiscal year 2012, our Board of Directors authorized the repurchase of $100.0 million of our common shares. We repurchased $29.0 million worth of shares during the first quarter of fiscal year 2013, which was the remaining amount outstanding of the $100.0 million authorized by our Board of Directors in fiscal year 2012.

In the first quarter of fiscal year 2013, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our common shares during the twelve month period following their authorization. The shares were repurchased during the first quarter of fiscal year 2013 utilizing the entire $100.0 million authorized by our Board of Directors.

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

At May 31, 2013, we had approximately $1.4 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $902.5 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

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

As discussed in Note 15 – “Subsequent Events” to the Condensed Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013 by acquiring 100% of the issued and outstanding common shares of Nypro for approximately $665.0 million in cash.

Our $300.0 million North American asset-backed securitization program is scheduled to expire in October 2014 and our $200.0 million foreign asset-backed securitization program is scheduled to expire in May 2015, and we may be unable to renew either of these. Our $200.0 million committed trade accounts receivable sale program was renewed during the third quarter of fiscal year 2013 and is scheduled to expire on November 30, 2013, our $150.0 million uncommitted trade accounts receivable sale program is scheduled to expire on November 28, 2013 and our $40.0 million uncommitted trade accounts receivable sale program is scheduled to expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. We can offer no assurance under the uncommitted sales programs that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements; future interest on notes payable and long-term debt; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of May 31, 2013 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable and long-term debt (a)	$1,653,401	$9,459	$18,393	$725,549	$900,000
Future interest on notes payable and long-term debt (b)	628,712	104,761	208,665	154,996	160,290
Operating lease obligations	208,562	68,370	62,197	39,102	38,893
Non-cancelable purchase order obligations (c)	197,614	193,232	4,382	—	—
Pension and postretirement contributions and payments (d)	16,986	5,549	1,395	2,536	7,506
Capital commitments (e)	1,900	1,900	—	—	—

Total contractual cash obligations (f)	$2,707,175	$383,271	$295,032	$922,183	$1,106,689

(a)	The above table excludes a $7.4 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	At May 31, 2013, our notes payable and long-term debt pay interest at predominantly fixed rates.
(c)	Consists of purchase commitments entered into as of May 31, 2013 for property, plant and equipment pursuant to legally enforceable and binding agreements.

(d)	Includes the estimated company contributions to funded pension plans for the annualized three month period following the third quarter of fiscal year 2013 and the expected benefit payments for unfunded pension and postretirement plans through 2022. These future payments are not recorded on the Condensed Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $8.1 million as of May 31, 2013. The remaining commitment of $1.9 million is callable over the next three months by the general partner.
(f)	At May 31, 2013, we have $9.2 million and $81.6 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Condensed Consolidated Balance Sheets at their respective fair values. At May 31, 2013, except for certain foreign currency contracts with a notional amount outstanding of $513.0 million and a fair value of $5.1 million recorded in prepaid expenses and other current assets and $2.7 million recorded in accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Condensed Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at May 31, 2013 that do not qualify as accounting hedges was $932.1 million. The fair value of these contracts amounted to a $7.3 million asset recorded in prepaid expenses and other current assets and a $5.5 million liability recorded to accrued expenses on our Condensed Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with ten months being the maximum term of the contracts outstanding at May 31, 2013. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the revenue or expense line in which the underlying transaction occurs within our Condensed Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Condensed Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgit, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of May 31, 2013, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Condensed Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At May 31, 2013, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At May 31, 2013, the hedge accounting adjustment recorded is $7.4 million in the Condensed Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were no borrowings outstanding under these facilities at May 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of May 31, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

For our fiscal quarter ended May 31, 2013, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

During the nine months ended May 31, 2013, our five largest customers accounted for approximately 53% of our net revenue and our 55 largest customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence may increase in the future. If any of those customers experience a decline in the demand for one or more of their products, due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand, the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

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

On occasion, customers may require rapid increases in production for one or more of their products, which can stress our resources and reduce operating margins. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand, particularly a reduction in demand for any particular customer product that represents a significant amount of our revenue, can harm our gross profits and operating results.

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

We may be operating at a cost disadvantage compared to competitors who (a) have greater direct buying power from component suppliers, distributors and raw material suppliers, (b) have lower cost structures as a result of their geographic location or the services they provide, (c) are willing to make sales or provide services at lower margins than we do (including relationships where our competitors are willing to accept a lower margin from certain of their customers for whom they perform other higher margin business) or (d) have increased their vertical capabilities, thereby potentially providing them greater cost savings. As a result, competitors may procure a competitive advantage and obtain business from our customers. Our manufacturing processes are generally not subject to significant proprietary protection. In addition, companies with greater resources or a greater market presence may enter our market or increase their competition with us. We also expect our competitors to continue to improve the performance of their current products or services, to reduce the sales prices of their current products or services and to introduce new products or services that may offer greater performance and improved pricing. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share.

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

Credit market turmoil effects could negatively impact the counterparties to our forward exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $200.0 million committed trade accounts receivable sale program expiring on November 30, 2013, our $150.0 million uncommitted trade accounts receivable sale program expiring on November 28, 2013 or our $40.0 million uncommitted trade accounts receivable sale program expiring on June 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 85.4% and 85.9% of net revenue from international operations during the three months and nine months ended May 31, 2013, respectively, compared to 84.4% and 85.7% during the three months and nine months ended May 31, 2012, respectively. At May 31, 2013, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Beijing, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Bogota, Colombia; Coventry and Solihull England; Brest and Gallargues, France; Boblingen and Jena, Germany; Pecs, Szombathely and Tiszaujvaros, Hungary; Gurgoan, Jaipur, Mumbai and Ranjangaon, India; Dublin, Ireland; Tel Aviv, Israel; Bergamo and Marcianise, Italy; Gotemba, Hachiouji and Tokyo, Japan; Penang and Selangor, Malaysia; Chihuahua, Guadalajara, Mexico City, Nogales and Reynosa, Mexico; Amsterdam, Eindhoven and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Tver, Russia; Ayr and Livingston, Scotland; Alexandra, Tampines and Toa Payoh, Singapore; Sungnam-si, South Korea; Hsinchu, Taichung and Taipei, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate;

•

rising labor costs, in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

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

We cannot assure you that we will be able to successfully integrate the operations and management of our recent acquisitions. Similarly, we cannot assure you that we will be able to (1) identify future strategic acquisitions and adequately conduct due diligence, (2) consummate these potential acquisitions on favorable terms, if at all, or (3) if consummated, successfully integrate the operations and management of future acquisitions. Acquisitions involve significant risks (some of which are present in our recently completed acquisition of Nypro Inc. (“Nypro”)), which could have a material adverse effect on us including:

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated the 2013 Restructuring Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – The Three Months and Nine Months Ended May 31, 2013, Compared to the Three Months and Nine Months Ended May 31, 2012 – Restructuring and Related Charges” and Note 11 – “Restructuring and Related Charges” to the Condensed Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers. Recently, we had a planned succession of our Chairman of the Board, of our Chief Executive Officer and within our executive management. In order to manage our growth, we will need this succession to succeed as well as to internally develop and recruit and retain additional skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates, or countries adopting more aggressive interpretations of tax laws.

Refer to Note 9 – “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for details of the Internal Revenue Service (“IRS”) field examination and the IRS Office of Appeals draft Statement – Income Tax Change related to our tax returns for the fiscal years 2003 through 2008 which resulted in proposed adjustments. We currently believe that the final resolution of these issues will not have a material effect on our financial position or liquidity.

Several countries in which we are located allow for tax incentives to attract and retain business. We have obtained incentives where available and practicable. Our taxes could increase if certain tax incentives are retracted (which in some cases could occur if we fail to satisfy the conditions on which such incentives are based), or if they are not renewed upon expiration, or tax rates applicable to us in such jurisdictions otherwise increase. It is not anticipated that any tax incentives will expire within the next year. However, due to the possibility of changes in existing tax law and our operations, we are unable to predict how any expirations will impact us in the future. In addition, acquisitions may cause our effective tax rate to increase, depending on the jurisdictions in which the acquired operations are located.

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

As of May 31, 2013, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of May 31, 2013, there was $48.7 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 6 – “Notes Payable and Long-Term Debt” to the Condensed Consolidated Financial Statements for further details.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
March 1, 2013 – March 31, 2013	390	$17.89	—	—
April 1, 2013 – April 30, 2013	2,226	$17.72	—	—
May 1, 2013 – May 31, 2013	—	$—	—	—

Total	2,616	$17.75	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1(1)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(2)	—	Registrant’s Bylaws, as amended.

4.1(3)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(4)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(5)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(6)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(7)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(8)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(6)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(7)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(8)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS(9)	—	XBRL Instance Document.

101.SCH(9)	—	XBRL Taxonomy Extension Schema Document.

101.CAL(9)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(9)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(9)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF(9)	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(3)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(9)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JABIL CIRCUIT, INC.
Registrant

Date: July 2, 2013	By:	/S/ MARK T. MONDELLO
Mark T. Mondello
Chief Executive Officer

Date: July 2, 2013	By:	/S/ FORBES I.J. ALEXANDER
Forbes I.J. Alexander
Chief Financial Officer

Exhibit Index

Exhibit No.		Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.