Form 10-K
period 2013-08-31
JABIL CIRCUIT INC
filed 2013-10-28
CIK 898293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing sale price of the Common Stock as reported on the New York Stock Exchange on February 28, 2013 was approximately $3.7 billion. For purposes of this determination, shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of the close of business on October 8, 2013, was 203,165,430. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders scheduled to be held on January 23, 2014 is incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

JABIL CIRCUIT, INC.

2013 FORM 10-K ANNUAL REPORT

References in this report to “the Company,” “Jabil,” “we,” “our,” or “us” mean Jabil Circuit, Inc. together with its subsidiaries, except where the context otherwise requires. This Annual Report on Form 10-K contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are made in reliance upon the protections provided by such acts for forward-looking statements. These forward-looking statements (such as when we describe what “will,” “may,” or “should” occur, what we “plan,” “intend,” “estimate,” “believe,” “expect” or “anticipate” will occur, and other similar statements) include, but are not limited to, statements regarding future sales and operating results, potential risks pertaining to these future sales and operating results, future prospects, anticipated benefits of proposed (or future) acquisitions, dispositions and new facilities, growth, the capabilities and capacities of business operations, any financial or other guidance and all statements that are not based on historical fact, but rather reflect our current expectations concerning future results and events. We make certain assumptions when making forward-looking statements, any of which could prove inaccurate, including, but not limited to, statements about our future operating results and business plans. Therefore, we can give no assurance that the results implied by these forward-looking statements will be realized. Furthermore, the inclusion of forward-looking information should not be regarded as a representation by the Company or any other person that future events, plans or expectations contemplated by the Company will be achieved. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those expressed or implied in our forward-looking statements:

•	business conditions and growth or declines in our customers’ industries, the electronic manufacturing services industry and the general economy;

•	variability of our operating results;

•	our dependence on a limited number of major customers;

•	the termination or substantial winding down of our business relationship with BlackBerry Limited (this could include restructuring related expenses, which are still being determined and could have a material adverse effect) and any other potential future termination, or substantial winding down, of other significant customer relationships;

•	availability of components;

•	our dependence on certain industries;

•	the susceptibility of our production levels to the variability of customer requirements, including seasonal influences on the demand for certain end products;

•	our substantial international operations, and the resulting risks related to our operating internationally, including weak global economic conditions, instability in global credit markets, governmental restrictions on the transfer of funds to us from our operations outside the U.S. and unfavorable fluctuations in currency exchange rates;

•	the potential consolidation of our customer base, and the potential movement by some of our customers of a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity;

•	our ability to successfully negotiate definitive agreements and consummate dispositions and acquisitions, and to integrate operations following the consummation of acquisitions (including the recently completed acquisition of Nypro Inc. (“Nypro”));

•	our ability to take advantage of our past, current and possible future restructuring efforts to improve utilization and realize savings and whether any such activity will adversely affect our cost structure, our ability to service customers and our labor relations;

•	our ability to maintain our engineering, technological and manufacturing process expertise;

•	other economic, business and competitive factors affecting our customers, our industry and our business generally; and

•	other factors that we may not have currently identified or quantified.

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

The Company

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries. We serve our customers primarily with dedicated business units that combine highly automated, continuous flow manufacturing with advanced electronic design and design for manufacturability. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our revenue, net of estimated return costs (“net revenue”). Based on net revenue, for the fiscal year ended August 31, 2013 our largest customers currently include Apple, Inc., BlackBerry Limited, Cisco Systems, Inc., EchoStar Corporation, Ericsson, General Electric Company, Hewlett-Packard Company, Ingenico S.A., International Business Machines Corporation and NetApp, Inc. For the fiscal year ended August 31, 2013, we had net revenues of approximately $18.3 billion and net income attributable to Jabil Circuit, Inc. of approximately $371.5 million.

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

We currently conduct our operations in facilities that are located in Argentina, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates, the U.S. and Vietnam. Our global manufacturing production sites allow customers to manufacture products simultaneously in the optimal locations for their products. Our services allow customers to reduce manufacturing costs, improve supply-chain management, reduce inventory obsolescence, lower transportation costs and reduce product fulfillment time. We have identified our global presence as a key to assessing our business opportunities.

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

Uncertainty remains regarding the extent and timing of the current global economic recovery, particularly in those countries (such as in much of Europe) where economic conditions remain at risk. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change. Over the longer term, however, we believe the factors driving our customers and potential customers to utilize our industry’s services include:

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

Our Strategy

We are focused on expanding our position as one of the leading providers of worldwide electronic manufacturing services and solutions. To achieve this objective, we continue to pursue the following strategies:

•	Establish and Maintain Long-Term Customer Relationships. Our core strategy is to establish and maintain long-term relationships with leading companies in expanding industries with size and growth characteristics that can benefit from highly automated, continuous flow manufacturing on a global scale. Over the past several years, we have made concentrated efforts to diversify our industry sectors and customer base. As a result of these efforts, we have experienced business growth from existing customers and from new customers. Additionally, our acquisitions have contributed to our business growth. We focus on maintaining long-term relationships with our customers and seek to expand these relationships to include additional product lines and services. In addition, we have a focused effort to identify and develop relationships with new customers who meet our profile.

•	Utilize Business Units. Most of our business units are dedicated to one customer and operate with a high level of autonomy, primarily utilizing dedicated production equipment, production workers, supervisors, buyers, planners and engineers. We believe our customer centric business units promote increased responsiveness to our customers’ needs, particularly as a customer relationship grows to multiple production locations.

•	Expand Parallel Global Production. Our ability to produce the same product on a global scale is a significant requirement of our customers. We believe that parallel global production is a key strategy to reduce obsolescence risk and secure the lowest landed costs while simultaneously supplying products of equivalent or comparable quality throughout the world. Consistent with this strategy, we have established or acquired operations in Argentina, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates and Vietnam to increase our European, Asian and Latin American presence.

•	Offer Systems Assembly, Direct-Order Fulfillment and Configure-to-Order Services. Our systems assembly, direct-order fulfillment and configure-to-order services allow our customers to reduce product cost and risk of product obsolescence by reducing total work-in-process and finished goods inventory. These services are available at all of our manufacturing locations.

•	Offer Design and Aftermarket Services. We offer a wide spectrum of value-add design services for products that we manufacture for our customers. We provide these services to enhance our relationships with current customers by allowing them the flexibility to utilize complementary design services to achieve improvements in performance, cost, time-to-market and manufacturability, as well as to help develop relationships with new customers. We also offer aftermarket services from strategic hub locations. Our aftermarket service centers allow us to provide service to our customers’ products following completion of the traditional manufacturing and fulfillment process.

•	Pursue Selective Acquisition Opportunities. Traditionally, Electronic Manufacturing Services (“EMS”) companies have acquired manufacturing capacity from customers to drive growth, expand footprint and gain new customers. More recently, our acquisition strategy has expanded beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations to include opportunities to acquire smaller EMS competitors who are focused on our key growth areas which include specialized manufacturing in key markets (such as healthcare, defense and aerospace and industrial), aftermarket services, materials technology, design operations and/or other acquisition opportunities complementary to our services offerings. The primary goal of our acquisition strategy is to complement our current capabilities and diversify our business into new industry sectors and with new customers, and to expand the scope of the services we can offer to our customers. As the scope of our acquisition opportunities expands, the risks associated with our acquisitions expand as well, both in terms of the amount of risk we face and the scope of such risks. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Our Approach to Manufacturing

In order to achieve high levels of manufacturing performance, we have adopted the following approaches:

•	Business Units. Most of our business units are dedicated to one customer and are empowered to formulate strategies tailored to individual customer needs. Most of our business units have dedicated production lines consisting of equipment, production workers, supervisors, buyers, planners and engineers. Under certain circumstances, a production line may include more than one business unit in order to maximize resource utilization. Business units have direct responsibility for manufacturing results and time-to-volume production, promoting a sense of individual commitment and ownership. The business unit approach is modular and enables us to grow incrementally without disrupting the operations of other business units.

•	Business Unit Management. Our Business Unit Managers coordinate all financial, manufacturing and engineering commitments for each of our customers at a particular manufacturing facility. Our Business Unit Directors oversee local Business Unit Managers and coordinate worldwide financial, manufacturing and engineering commitments for each of our customers that have global production requirements. Jabil’s Business Unit Management has the authority (within high-level parameters set by executive management) to develop customer relationships, make design strategy decisions and production commitments, establish pricing, and implement production and electronic design changes. Business Unit Managers and Directors are also responsible for assisting customers with strategic planning for future products, including developing cost and technology goals. These Managers and Directors operate autonomously with responsibility for the development of customer relationships and direct profit and loss accountability for business unit performance.

•	Automated Continuous Flow. We use a highly automated, continuous flow approach where different pieces of equipment are joined directly or by conveyor to create an in-line assembly process. This process is in contrast to a batch approach, where individual pieces of assembly equipment are operated as freestanding work-centers. The elimination of waiting time prior to sequential operations results in faster manufacturing, which improves production efficiencies and quality control, and reduces inventory work-in-process. Continuous flow manufacturing provides cost reductions and quality improvement when applied to volume manufacturing.

•	Computer Integration. We support all aspects of our manufacturing activities with advanced computerized control and monitoring systems. Component inspection and vendor quality are monitored electronically in real-time. Materials planning, purchasing, stockroom and shop floor control systems are supported through a computerized Manufacturing Resource Planning system, providing customers with a continuous ability to monitor material availability and track work-in-process on a real-time basis. Manufacturing processes are supported by a real-time, computerized statistical process control system, whereby customers can remotely access our computer systems to monitor real-time yields, inventory positions, work-in-process status and vendor quality data. See “Technology” and “Risk Factors – Any delay in the implementation of our information systems could disrupt our operations and cause unanticipated increases in our costs.”

•	Supply Chain Management. We make available an electronic commerce system/electronic data interchange and web-based tools for our customers and suppliers to implement a variety of supply chain management programs. Most of our customers utilize these tools to share demand and product forecasts and deliver purchase orders. We use these tools with most of our suppliers for just-in-time delivery, supplier-managed inventory and consigned supplier-managed inventory.

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

Our design centers are located in: Vienna, Austria; Hasselt, Belgium; Beijing, Hong Kong, Shanghai and Wuxi, China; Colorado Springs, Colorado; St. Petersburg, Florida; Jena, Germany; Chicago, Illinois; Bray, Ireland; Clinton, Massachusetts; Tampines, Singapore; and Hsinchu, Taichung and Taipei, Taiwan. Our teams are strategically staffed to support Jabil customers for all development projects, including turnkey system design and design for manufacturing activities. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise.”

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

Our aftermarket service centers are located in: Buenos Aires, Argentina; Valinhos, Brazil; Toronto, Canada; Shanghai and Suzhou, China; Bogota, Colombia; Ostrava, Czech Republic; Coventry and Solihull, England; St. Petersburg and Tampa, Florida; Pecs and Szombathely, Hungary; Council Bluffs, Iowa; Manesar, India; Louisville, Kentucky; Penang, Malaysia; Chihuahua and Reynosa, Mexico; Amsterdam and Venray, The Netherlands; Bydgoszcz, Poland; Tver, Russia; Tampines, Singapore; Sungnam-si, South Korea; Memphis, Tennessee; McAllen and Plano, Texas; Ankara, Turkey; Uzhgorod, Ukraine; and Dubai, United Arab Emirates.

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

Research and Development

To meet our customers’ increasingly sophisticated needs, we continuously engage in product research and design activities. These activities include electronic design, mechanical design, software design, system level design, material processing research (including plastics, metal, glass and ceramic), component and product validation, as well as other design and process development related activities necessary to manufacture our customers’ products in the most cost-effective and consistent manner. We are engaged in advanced research and platform designs for products including: mobile internet devices and associated accessories, multi-media tablets, two-way radios, health care and life science products, server and storage products, set-top and digital home products and printing products. These activities focus on assisting our customers in product creation and manufacturing solutions. For fiscal years 2013, 2012 and 2011, we expended $28.5 million, $25.8 million, and $25.0 million, respectively, on R&D activities.

Financial Information about Business Segments

We derive revenue from providing comprehensive electronics design, production and product management services. Management evaluates performance and allocates resources on a segment basis. At August 31, 2013, our reportable operating segments consisted of three segments – DMS, E&I and HVS. See Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

	Fiscal Year Ended August 31,
	2013	2012	2011
Apple, Inc.	19%	13%	*
BlackBerry Limited(1)	12%	10%	15%
Cisco Systems, Inc.	*	10%	13%

*	Amount was less than 10% of total
(1)	During the fourth quarter of fiscal year 2013, Research in Motion Limited changed its name to BlackBerry Limited. We are currently in ongoing discussions with BlackBerry Limited regarding the termination or substantial winding down of our business relationship. No reserve has currently been established regarding the termination or winding down of the customer relationship as a loss is not considered probable. The reduction in business could include restructuring and related expenses, which are still being determined and could have a material adverse effect on results of operations.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2013	2012	2011
DMS
Specialized Services	29%	24%	17%
Industrial & CleanTech	10%	12%	12%
Instrumentation & Healthcare	6%	8%	7%

Total DMS	45%	44%	36%

Total E&I	30%	29%	32%

Total HVS	25%	27%	32%

Total	100%	100%	100%

In fiscal year 2013, our five largest customers accounted for approximately 53% of our net revenue and 58 customers accounted for approximately 90% of our net revenue. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Consolidation in industries that utilize our services may adversely affect our business” and Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

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

International Operations

A key element of our strategy is to provide localized production of global products for leading companies in the major consuming regions of the Americas, Europe and Asia. Consistent with this strategy, we have established or acquired operations in Argentina, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates and Vietnam.

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

Our Latin American operations located in Mexico enable us to provide a low cost manufacturing source for new and existing customers principally in the U.S. marketplace. Our Latin American operations located in South America provide customers with manufacturing and aftermarket services to satisfy their local market consumption requirements.

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

Backlog

Our order backlog at August 31, 2013 was valued at approximately $3.9 billion, compared to approximately $5.1 billion at August 31, 2012. Although our backlog consists of firm purchase orders, the level of backlog at any particular time may not be necessarily indicative of future sales. Given the nature of our relationships with our customers, we frequently allow our customers to cancel or reschedule deliveries, and therefore, backlog is often not a meaningful indicator of future financial results. Although we may seek to negotiate fees to cover the costs of such cancellations or rescheduling, we may not always be successful in such negotiations. See “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity.”

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

We believe that our electronic designs and manufacturing processes do not infringe on the proprietary rights of third parties. However, if third parties successfully assert infringement claims against us with respect to past, current or future designs or processes, we could be required to enter into an expensive royalty arrangement, develop non-infringing designs or processes, discontinue use of the infringing design or processes, or engage in costly litigation. See “Risk Factors – We may not be able to maintain our engineering, technological and manufacturing process expertise,” “Risk Factors - Our regular manufacturing processes and services may result in exposure to intellectual property infringement and other claims,” “Risk Factors - The success of our turnkey solution activities depends in part on our ability to obtain, protect and leverage intellectual property rights to our designs” and “Risk Factors - Intellectual property infringement claims against our customers, our suppliers or us could harm our business.”

Employees

As of August 31, 2013, we employed approximately 177,000 people worldwide. None of our domestic employees are represented by a labor union. In certain international locations, our employees are represented by labor unions and by works councils. We have never experienced a significant work stoppage or strike and we believe that our employee relations are good.

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

Forbes I.J. Alexander (age 53) was named Chief Financial Officer in September 2004. Mr. Alexander joined Jabil in 1993 as Controller of Jabil’s Scottish operation and was promoted to Assistant Treasurer in April 1996. Mr. Alexander was Treasurer from November 1996 to August 2004. Prior to joining Jabil, Mr. Alexander was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial positions with Hewlett Packard and Apollo Computer. Mr. Alexander is a Fellow of the Institute of Chartered Management Accountants. He holds a B.A. in Accounting from the University of Abertay Dundee, Scotland.

Sergio A. Cadavid (age 57) was named Senior Vice President, Treasurer in September 2013. Mr. Cadavid joined Jabil in 2006 as Treasurer. Prior to joining Jabil, Mr. Cadavid was Corporate Assistant Treasurer for Owens-Illinois, Inc. in Toledo, Ohio. Mr. Cadavid joined Owens – Illinois, Inc. in 1988 and held various financial and administrative positions in the U.S., Italy and Colombia. He has also held various positions with The Quaker Oats Company, Arthur Andersen & Co. and J.M. Family Enterprises, Inc. He holds an M.B.A. from the University of Florida and a B.B.A. from Florida International University.

Michael Dastoor (age 48) was named Senior Vice President, Controller in July 2010. Mr. Dastoor joined Jabil in 2000 as Regional Controller – Asia Pacific and was named Controller in June 2004. Prior to joining Jabil, Mr. Dastoor was a Regional Financial Controller for Inchcape PLC. Mr. Dastoor joined Inchcape in 1993. He holds a degree in Finance and Accounting from the University of Bombay. Mr. Dastoor is a Chartered Accountant from the Institute of Chartered Accountants in England and Wales.

Joseph A. McGee (age 51) was named Executive Vice President, Strategic Planning and Development in January 2010 and was designated as an executive officer in July 2013. Mr. McGee joined Jabil in 1993 as a Business Unit Manager. From 1993 through 2004, Mr. McGee held several positions, including Director of Business Development, Malaysia, General Manager, California and Vice President, Global Business Units. Mr. McGee was promoted to Senior Vice President, Global Business Units in September 2004 and Senior Vice President, Strategic Planning and Development in June 2008. Prior to joining Jabil, Mr. McGee held positions within Sun Microsystems, Philips, the University of Glasgow and the University of Strathclyde. He holds a Bachelor’s degree in Mechanical Engineering from the University of Strathclyde, an MBA from the University of Glasgow and a Doctorate in Thermodynamics and Fluid Mechanics from the University of Strathclyde.

Mark Mondello (age 49) was named Chief Executive Officer in March 2013. Mr. Mondello joined Jabil in 1992 as a manufacturing supervisor. Mr. Mondello was promoted to Project Manager in 1993, named Vice President, Business Development in 1997, Senior Vice President, Business Development in 1999 and served as Chief Operating Officer from November 2002 through March 2013. Prior to joining Jabil, Mr. Mondello was a commercial and defense-related aerospace project manager for Moog, Inc. He holds a B.S. in Mechanical Engineering from the University of South Florida.

William D. Muir, Jr. (age 45) was named Chief Operating Officer in March 2013. Mr. Muir joined Jabil in 1992 as a Quality Engineer and has served in management positions including Senior Director of Operations for Florida, Michigan, Guadalajara, and Chihuahua; was promoted to Vice President, Operations-Americas in February 2001, was named Vice President, Global Business Units in November 2002, Senior Vice President, Regional President – Asia in September 2004 and Executive Vice President, Chief Executive Officer, EMS Division from September 2007 to April 2010. Mr. Muir recently served as Executive Vice President, Chief Executive Officer, Global Manufacturing Services Group from April 2010 to March 2013. He holds a Bachelor’s degree in Industrial Engineering and an MBA, both from the University of Florida.

Robert L. Paver (age 57) joined Jabil as General Counsel and Corporate Secretary in 1997. Prior to joining Jabil, Mr. Paver was a trial lawyer and partner with the law firm of Holland & Knight. Mr. Paver has served as an adjunct professor of law at Stetson University College of Law and has been a guest lecturer at the University of Florida Levin College of Law. He holds a B.A. from the University of Florida and a J.D. from Stetson University College of Law.

William E. Peters (age 50) was named President in March 2013. Mr. Peters served as Executive Vice President, Human Development, Human Resources from April 2010 to March 2013. He joined Jabil in 1990 as a buyer and shortly thereafter was named Purchasing Manager. In 1993 Mr. Peters was named Operations Manager for Jabil’s Michigan facility and was promoted to Vice President, Operations in January 1999. Mr. Peters was named Senior Vice President, Operations in October 2000. He was promoted to Senior Vice President, Regional President — Americas in September 2004. In September 2007, Mr. Peters was named Senior Vice President, Human Development. Prior to joining Jabil, Mr. Peters was a financial analyst for Electronic Data Systems. He holds a B.A. in Economics from Michigan State University.

Scott D. Slipy (age 45) joined Jabil in 2013 as Executive Vice President, Human Resources and Human Development. Previously, Mr. Slipy served as Vice President of Compensation, Benefits and M&A, and HR with Cisco Systems since 2008. Prior to joining Cisco, Mr. Slipy spent five years with Microsoft and eight years with Honeywell International where he held positions of HR leadership. He holds a Bachelor’s degree in Psychology and a Master’s degree in HR from the University of Minnesota.

Item 1A.	Risk Factors

As referenced, this Annual Report on Form 10-K includes certain forward-looking statements regarding various matters. The ultimate correctness of those forward-looking statements is dependent upon a number of known and unknown risks and events, and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied by those statements. Undue reliance should not be placed on those forward-looking statements. The following important factors, among others, as well as those factors set forth in our other Securities and Exchange Commission (“SEC”) filings from time to time, could affect future results and events, causing results and events to differ materially from those expressed or implied in our forward-looking statements.

Our operating results may fluctuate due to a number of factors, many of which are beyond our control.

Our annual and quarterly operating results are affected by a number of factors, including:

•	adverse changes in current macro-economic conditions, both in the U.S. and internationally;

•	how well we execute on our strategy and operating plans, and the impact of changes in our business model;

•	the level and timing of customer orders;

•	the level of capacity utilization of our manufacturing facilities and associated fixed costs;

•	the composition of the costs of revenue between materials, labor and manufacturing overhead;

•	price competition;

•	changes in demand for our products or services, as well as the volatility of these changes;

•	changes in demand in our customers’ end markets, as well as the volatility of these changes;

•	our exposure to financially troubled customers;

•	the termination or substantial winding down of our business relationship with BlackBerry Limited (this could include restructuring related expenses, which are still being determined and could have a material adverse effect) and any other potential future termination, or substantial winding down, of other significant customer relationships;

•	our level of experience in manufacturing particular products;

•	the degree of automation used in our assembly process;

•	the efficiencies achieved in managing inventories and property, plant and equipment;

•	significant costs incurred in acquisitions and other transactions that are immediately expensed in the quarter in which they occur;

•	fluctuations in materials costs and availability of materials;

•	adverse changes in political conditions, both in the U.S. and internationally, including among other things, adverse changes in tax laws and rates (and government interpretations thereof), adverse changes in trade policies and adverse changes in fiscal and monetary policies;

•	seasonality in customers’ product demand; and

•	the timing of expenditures in anticipation of increased sales, customer product delivery requirements and shortages of components or labor.

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

For the fiscal year ended August 31, 2013, our five largest customers accounted for approximately 53% of our net revenue and 58 customers accounted for approximately 90% of our net revenue. In some instances, particular manufacturing services we provide for such customers represent a significant portion of the overall revenue we receive from that customer. We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. In addition, given the relatively large size of certain of our customers and the business we currently do with those customers and may do in the future for those customers, this dependence may increase in the future. If any of those customers experience a decline in the demand for one or more of their products due to economic or other forces, they may reduce their purchases from us or terminate their relationship with us. Our customers’ industries have experienced rapid technological change, shortening of product life cycles, consolidation, and pricing and margin pressures. Consolidation among our customers may further reduce the number of customers that generate a significant percentage of our net revenue and exposes us to increased risks relating to dependence on a small number of customers. A significant reduction in sales to any of our customers or a customer exerting significant pricing and margin pressures on us, risks which are exacerbated for larger customers, could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity, which could again happen in the future. In other cases, we have terminated customer manufacturing arrangements. A terminated customer manufacturing arrangement (whether terminated by the customer or by us) can result in one or more of the following adverse effects: a decline in revenue; less revenue to absorb fixed costs and overhead; charges for bad debts, inventory write-offs, equipment write-offs and lease write-offs; a decrease in inventory turns; an increase in days in inventory and an increase in days in accounts receivable. We often, however, have an indemnification remedy which can mitigate some of these adverse effects if the customer has sufficient funds to satisfy any such indemnification liability. Some of the risks described above may not only exist with respect to a particular customer, but also with respect to manufacturing services with respect to a particular customer product for larger customers where a significant portion of the overall revenue we receive from such customer relates to such services for such product. Accordingly, if any of our customers’ products experience a decline in demand, the applicable customer may reduce their purchases from us or terminate their relationship with us. This could have a material adverse effect on our results of operations.

During past economic cycles, our revenue declined as consumers and businesses postponed spending in response to tighter credit, negative financial news, declines in income or asset values or general uncertainty about global economic conditions. These economic conditions had a negative impact on our results of operations and similar conditions may exist in the future. We cannot assure you that present or future customers will not terminate their design, production and product management services arrangements with us or significantly change, reduce or delay the amount of services ordered from us. If they do, it could have a material adverse effect on our results of operations. In addition, if one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Also, our operating results and financial condition could be adversely affected by the potential recovery by the bankruptcy estate of amounts previously paid to us by a customer that later became insolvent that are deemed a preference under bankruptcy law. Such adverse effects could include one or more of the following: a decline in revenue, less revenue to absorb fixed costs and overhead, a charge for bad debts, a charge for inventory write-offs, a charge for equipment write-offs, a charge for lease write-offs, a decrease in inventory turns, an increase in days in inventory and an increase in days in accounts receivable.

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

Due in part to these factors, most of our customers do not commit to firm production schedules for more than one quarter. Our inability to forecast the level of customer orders for a customer’s products with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. In the past, we have been required to increase staffing and other expenses in order to meet the anticipated demand of our customers or a customer’s specific product. Anticipated orders from many of our customers have, in the past, failed to materialize, delivery schedules have been deferred or production has unexpectedly decreased, slowed down or stopped as a result of changes in our customers’ business needs, thereby adversely affecting our results of operations. On other occasions, our customers have required rapid increases in production, which have placed an excessive burden on our resources. Such customer order fluctuations and deferrals have had a material adverse effect on us in the past and we may experience such effects in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to our difficulty in forecasting customer orders, we sometimes experience difficulty forecasting the timing of our receipt of revenue and earnings following commencement of providing manufacturing services for an additional product for new or existing customers. The necessary process to begin this commencement of manufacturing can take from several months to more than a year before production begins. Delays in the completion of this process can delay the timing of our sales and related earnings. In addition, because we make capital expenditures during this ramping process and do not typically recognize revenue until after we produce and ship the customer’s products, any delays or unanticipated costs in the ramping process may have a significant adverse effect on our cash flows and our results of operations, particularly when our contractual or legal remedies are insufficient to avoid or mitigate such unanticipated costs which can be exacerbated with large customers. These difficulties can be exacerbated when providing services for a specific customer product from which we generate a significant amount of our revenue.

Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy.

Our industry must provide increasingly rapid product turnaround for its customers. We generally do not obtain firm, long-term purchase commitments from our customers for any of their products and we continue to experience reduced lead-times in customer orders. Customers have previously canceled their orders, changed production quantities, delayed production and changed their sourcing strategy for a number of reasons with respect to one or more of their products, and may do one or more of these in the future. Such changes, delays and cancellations have led to, and may lead in the future to a decline in our production and our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties. This has resulted in, and could result in future additional, write downs of inventories that have become obsolete or exceed anticipated demand or net realizable value. These risks, although we attempt to negotiate contractual language with our customers to avoid or mitigate them, may be exacerbated when the inventory is for a specific product that represents a significant amount of our revenue.

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

The introduction of programs requiring implementation of new competencies, including new process technology within our mechanical operations or other operations, presents challenges in addition to opportunities. Deployment of such programs may require us to invest significant resources and capital in facilities, equipment and/or personnel. Due to these start-up investments, the early stages of these types of programs can be less efficient, and less profitable, than those of mature programs. We may not meet our customers’ expectations or otherwise execute properly or in a cost-efficient manner, which could damage our customer relationships and result in remedial costs or the loss of our invested capital and anticipated revenues and profits. While we attempt to negotiate contractual remedies to avoid or mitigate these costs or losses, we are not always successful. Also, in certain instances, a customer contract does not exist or its language does not cover a particular situation, so we have to rely on non-contractual legal remedies. In these situations, we must negotiate a manner to address the situation as costs or losses occur with the potential to lose customers and/or revenue. In addition, there are risks of market acceptance and product performance that could result in less demand than anticipated and our having excess capacity. The failure to ensure that our agreed terms appropriately reflect the anticipated costs, risks, and rewards of such an opportunity could adversely affect our profitability. If we do not meet one or more of these challenges, our operations and financial results could be adversely affected.

Customer relationships with emerging companies may present more risks than with established companies.

Customer relationships with emerging companies present special risks because such companies do not have an extensive product history. As a result, there is less demonstration of market acceptance of their products making it harder for us to anticipate needs and requirements than with established customers. In addition, due to the current economic environment, additional funding for such companies may be more difficult to obtain and these customer relationships may not continue or materialize to the extent we planned or we previously experienced. As a result of many start-up customers’ lack of prior operations and unproven product markets, our credit risk, especially in trade accounts receivable and inventories, and the risk that these customers will be unable to fulfill their potentially significant obligation to indemnify us from various liabilities are potentially increased. These risks are also heightened by the tightening of financing for start-up customers. Although we perform ongoing credit evaluations of our customers and adjust our allowance for doubtful accounts receivable for all customers, including start-up customers, based on the information available, these allowances may not be adequate. This risk may exist for any new emerging company customers in the future. Also, as a result of, among other things, these emerging companies tending to be smaller and less financially secure, we have faced and may face in the future increased litigation risk from these companies. Finally, we have recently been investing directly in certain of these emerging company customers which may exacerbate the risks described in this Risk Factor.

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

If any of these potential negative economic conditions occur, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, increased pricing pressures, the insolvency of key suppliers, which could result in production delays, the inability of customers to obtain credit, and the insolvency of one or more customers. Thus, these economic conditions (1) could negatively impact our ability to (a) forecast customer demand, (b) effectively manage inventory levels, including our ability to limit our possession of excess or obsolete inventory and (c) collect receivables in a timely manner, if at all; (2) could increase our need for cash; and (3) have negatively impacted, and could negatively impact in the future, our net revenue and profitability and the value of certain of our properties and other assets. Depending on the length of time that these conditions exist, they may cause future additional negative effects, including some of those listed above.

The financial markets have experienced significant turmoil, which may adversely affect financial arrangements we may need to enter into, refinance or repay.

Credit market turmoil effects could negatively impact the counterparties to our forward foreign exchange contracts and trade accounts receivable securitization and sale programs; our lenders under Jabil Circuit, Inc.’s (the “Company’s”) five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”); and our lenders under various foreign subsidiary credit facilities. These potential negative impacts could potentially limit our ability to borrow under these financing agreements, contracts, facilities and programs. In addition, if we attempt to obtain future additional financing, such as renewing or refinancing our $300.0 million North American asset-backed securitization program expiring on October 21, 2014, our $200.0 million foreign asset-backed securitization program expiring on May 15, 2015, our $200.0 million committed trade accounts receivable sale program expiring on November 30, 2013, our $150.0 million uncommitted trade accounts receivable sale program expiring on November 28, 2013 or our $40.0 million uncommitted trade accounts receivable sale program expiring on June 1, 2015 (though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days), the effects of the credit market turmoil could negatively impact our ability to obtain such financing. Finally, the credit market turmoil has negatively impacted certain of our customers and certain of their customers. These impacts could have several consequences which could have a negative effect on our results of operations, including one or more of the following: a negative impact on our liquidity, including potentially insufficient cash flows to support our operations; a decrease in demand for our services; a decrease in demand for our customers’ products; and bad debt charges or inventory write-offs.

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

We derived 86.0% of net revenue from international operations during fiscal year 2013 compared to 85.6% during fiscal year 2012. At August 31, 2013, we operate outside the U.S. in Buenos Aires, Argentina; Vienna, Austria; Hasselt, Belgium; Belo Horizonte, Manaus, Sorocaba and Valinhos, Brazil; Calgary and Toronto, Canada; Bogota, Colombia; Beijing, Hong Kong, Huangpu, Nanjing, Shanghai, Shenzhen, Suzhou, Tianjin, Wuxi and Yantai, China; Ostrava, Czech Republic; Coventry and Solihull, England; Brest and Chartres, France; Jena and Knittlingen, Germany; Nagyigmand, Pecs, Szombathely and Tiszaujvaros, Hungary; Bangalore, Gurgaon, Kolkata, Manesar, Mumbai, New Delhi and Ranjangaon, India; Bray, Dublin and Waterford, Ireland; Tel Aviv, Israel; Marcianise, Italy; Gotemba and Hachiouji, Japan; Penang, Malaysia; Chihuahua, Guadalajara, Reynosa and Tijuana, Mexico; Amsterdam and Venray, The Netherlands; Bydgoszcz and Kwidzyn, Poland; Moscow and Tver, Russia; Livingston, Scotland; Jurong and Tampines, Singapore; Sungnam-si, South Korea; Changhua, Hsinchu, Taichung, Taipei and Taoyuan City, Taiwan; Ankara, Turkey; Uzhgorod, Ukraine; Dubai, United Arab Emirates; and Ho Chi Minh City, Vietnam. We continually consider additional opportunities to make foreign acquisitions and construct and open new foreign facilities. Our international operations are, have been and may be subject to a number of risks, including:

•	difficulties in staffing and managing foreign operations;

•	less flexible employee relationships that can be difficult and expensive to terminate;

•	rising labor costs, in particular within the lower-cost regions in which we operate, due to, among other things, demographic changes and economic development in those regions, which we may be unable to recover in our pricing to our customers;

•	labor unrest and dissatisfaction, including potential labor strikes;

•	increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions, compliance with employment and labor laws and compensation) which may result in allegations of violations, more stringent and burdensome labor laws and regulations, increased strictness and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

•	burdens of complying with a wide variety of foreign laws, including those relating to export and import duties, domestic and foreign import and export controls (including the International Traffic in Arms Regulations and the Export Administration Regulations (“EAR”), regulation by the United States Department of Commerce’s Bureau of Industry and Security under the EAR), trade barriers (including quotas), environmental policies and privacy issues;

•	less favorable, or relatively undefined, intellectual property laws;

•	unexpected changes in regulatory requirements and laws or government or judicial interpretations of such regulatory requirements and laws and adverse trade policies, and adverse changes to any of the policies of either the U.S. or any of the foreign jurisdictions in which we operate;

•	adverse changes in tax rates and the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws (see “Risk Factors – We are subject to the risk of increased taxes”);

•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction;

•	political and economic instability and unsafe working conditions (including acts of terrorism, widespread criminal activities and outbreaks of war);

•	risk of governmental expropriation of our property;

•	inadequate infrastructure for our operations (e.g., lack of adequate power, water, transportation and raw materials);

•	legal or political constraints on our ability to maintain or increase prices;

•	governmental restrictions on the transfer of funds to us from our operations outside the U.S.;

•	health concerns and related government actions;

•	coordinating our communications and logistics across geographic distances and multiple time zones;

•	longer customer payment cycles and difficulty collecting trade accounts receivable;

•	fluctuations in currency exchange rates, which could affect local payroll and other expenses (see “Risk Factors – We are subject to risks of currency fluctuations and related hedging operations”); and

•	economies that are emerging or developing or that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks (see “Risk Factors – The economies of the U.S., Europe and certain countries in Asia are, or have been, in a recession”).

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

We have expanded the primary scope of our acquisitions strategy beyond focusing on acquisition opportunities presented by companies divesting internal manufacturing operations. The more recent trend focuses on pursuing opportunities to acquire smaller Electronic Manufacturing Services (“EMS”) competitors who are focused on our key growth areas which include specialized manufacturing, aftermarket services and/or design operations and other acquisition opportunities complementary to our services offerings. The primary goals of our acquisition strategy are to complement our current capabilities, diversify our business into new industry sectors and with new customers and expand the scope of the services we can offer to our customers. The amount and scope of the risks associated with acquisitions of this type extend beyond those that we have traditionally faced in making acquisitions. These extended risks include greater uncertainties in the financial benefits and potential liabilities associated with this expanded base of acquisitions.

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

We continuously evaluate our operations and cost structure relative to general economic conditions, market demands, tax rates, cost competitiveness and our geographic footprint as it relates to our customers’ production requirements. As a result of this ongoing evaluation, we have initiated a restructuring plan that was approved by our Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Fiscal Year Ended August 31, 2013 Compared to Fiscal Year Ended August 31, 2012 – Restructuring and Related Charges” and Note 13 – “Restructuring and Related Charges” to the Consolidated Financial Statements for further details. In addition, we could initiate future restructuring plans. If we incur restructuring charges related to the 2013 Restructuring Plan, or in connection with any potential future restructuring program, in addition to those charges that we currently expect to incur, our financial condition and results of operations may suffer.

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

As a manufacturer and designer of medical devices for our customers, we have compliance requirements in addition to those relating to other areas of our business. We are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) and current Good Manufacturing Practices (cGMP) requirements, which require manufacturers of medical devices to adhere to certain regulations and to implement design and process manufacturing controls, quality control, labeling, handling and documentation procedures. The FDA, through periodic inspections and product field monitoring, continually reviews and rigorously monitors compliance with these QSR requirements and other applicable regulatory requirements. If any FDA inspection reveals noncompliance, and we do not address the FDA’s concerns to its satisfaction, the FDA may take action against us, including issuing a form noting the FDA’s inspectional observations, a notice of violation or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured for our customers, issuing an import detention on products entering the U.S. from an offshore facility or temporarily halting operations at or shutting down a manufacturing facility. Beyond FDA, our medical device business is subject to additional state and foreign regulatory requirements which may also impact our ability to continue operations if these entities were to allege noncompliance and take action against us. If any of these were to occur, our reputation and business could suffer.

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

We continue our efforts to offer certain design services, primarily those relating to products that we manufacture for our customers, and we also continue to offer design services related to collaborative design manufacturing. We also offer turnkey solutions that include the design and manufacture of end-user products, and product components, as well as related services. Providing such turnkey solutions can expose us to different or greater potential liabilities than those we face when providing our regular manufacturing services, including an increase in exposure to potential product liability claims resulting from injuries caused by defects in products we design, as well as potential claims that products we design or supply, or materials or components we use, infringe third party intellectual property rights. Such claims could subject us to significant liability for damages, subject the infringing portion of our business to injunction and, regardless of their merits, could be time-consuming and expensive to resolve. We also may have greater potential exposure from warranty claims and from product recalls due to problems caused by product design. Costs associated with possible product liability claims, intellectual property infringement claims and product recalls could have a material adverse effect on our results of operations. When providing collaborative design manufacturing or turnkey solutions, we may not be guaranteed revenue needed to recoup or profit from the investment in the resources necessary to design and develop products or provide services. No revenue may be generated from these efforts, particularly if our customers do not approve the designs in a timely manner or at all, or if they do not then purchase anticipated levels of products. Furthermore, contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any volume of purchases, or may provide for penalties or cancellation of orders if we are late in delivering designs or products. We may also have the responsibility to ensure that products we design or offer satisfy safety and regulatory standards and to obtain any necessary certifications. Failure to timely obtain the necessary approvals or certifications could prevent us from selling these products, which in turn could harm our sales, profitability and reputation.

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

We depend on attracting and retaining officers, managers and skilled personnel and on their compliance with company strategies and confidentiality policies and procedures.

Our success depends to a large extent upon the continued services of our officers, managers and skilled personnel. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our officers, managers and skilled personnel. We could be seriously harmed by the loss of any of our executive officers. Recently, we had a planned succession of our Chairman of the Board, of our Chief Executive Officer and within our executive management. In order to manage our growth, we will need this succession to succeed as well as to internally develop, recruit and retain additional skilled management personnel. If we are not able to do so, our business and our ability to continue to grow could be harmed.

We establish strategic goals and ethical conduct policies. We are subject to risks if our officers and managers act inconsistently with our strategic goals or violate such ethical conduct policies. We are also subject to the risk that current and former officers, managers and skilled personnel could violate the terms of our confidentiality policies and procedures or proprietary information agreements with us which require them to keep confidential and not to use for their benefit information obtained in the course of their employment with us. Should a key current or former employee use or disclose such information, including information concerning our customers, pricing, capabilities or strategy, our ability to obtain new customers and to compete could be adversely impacted.

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

Disruptions to our information systems, including security breaches, losses of data or outages, and other security issues could adversely affect in the future, our operations.

We rely on information systems, some of which are owned and operated by third parties, to store, process and transmit confidential information, including financial reporting, inventory management, procurement, invoicing and electronic communications, belonging to our customers, our suppliers, our employees and/or us. Although we attempt to monitor and mitigate our exposure and modify our systems when warranted, these systems are vulnerable to, and at times have suffered from, among other things, damage from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, terrorist attacks, security breaches and computer viruses. The increased use of mobile technologies can heighten these and other operational risks. If we, or the third parties who own and operate certain of our information systems, are unable to prevent such breaches, losses of data and outages, our operations could be disrupted. In addition, any production inefficiencies or delays could negatively affect our ability to fill customer orders, resulting in a delay or reduction in our revenues. Also, the time and funds spent on monitoring and mitigating our exposure and responding to breaches, including the training of employees, the purchase of protective technologies and the hiring of additional employees and consultants to assist in these efforts could adversely affect our financial results. Finally, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results.

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

In addition, there is an increasing governmental focus around the world on global warming and environmental impact issues, which may result in new environmental, health and safety regulations that may affect us, our suppliers and our customers. This could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that get passed on to us. These costs may adversely impact our operations and financial condition.

We and our customers are increasingly concerned with environmental issues, such as waste management (including recycling) and climate change (including reducing carbon outputs). We expect these concerns to grow and require increased investments of time and resources.

We are subject to the risk of increased taxes.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. Our tax position, however, is subject to review and possible challenge by taxing authorities and to possible changes in law (including adverse changes to the manner in which the U.S. and other countries tax multinational companies or interpret their tax laws). We cannot determine in advance the extent to which some jurisdictions may assess additional tax or interest and penalties on such additional taxes. In addition, our effective tax rate may be increased by the generation of higher income in countries with higher tax rates, changes in the valuation of deferred tax assets and liabilities, changes in our cash management strategies, changes in local tax rates or countries adopting more aggressive interpretations of tax laws.

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

Certain of our subsidiaries provide financing, products and services to, and may from time-to-time undertake certain significant transactions with, other subsidiaries in different jurisdictions. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules which require that all transactions with non-resident related parties be priced using arm’s length pricing principles, and that contemporaneous documentation must exist to support such pricing. There is a risk that the taxing authorities may not deem our transfer pricing documentation acceptable.

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

As of August 31, 2013, our debt obligations consisted of $400.0 million under our 8.250% Senior Notes, $312.0 million under our 7.750% Senior Notes, $400.0 million under our 5.625% Senior Notes and $500.0 million under our 4.700% Senior Notes. As of August 31, 2013, there was $293.9 million outstanding under various bank loans to certain of our foreign subsidiaries and under various other debt obligations. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for further details.

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

Most of our customer sales are paid for after the goods and services have been delivered. If any of our customers has any liquidity issues (the risk of which could be relatively high, relative to historical conditions, due to current economic conditions), then we could encounter delays or defaults in payments owed to us which could have a significant adverse impact on our financial condition and results of operations. Our allowance for doubtful trade accounts receivable was $2.7 million as of August 31, 2013 (which represented less than 1% of our gross trade accounts receivable balance) and $3.2 million as of August 31, 2012 (which represented less than 1% of our gross trade accounts receivable balance).

Our stock price may be volatile.

Our common stock is traded on the New York Stock Exchange (the “NYSE”). The market price of our common stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results, or general conditions in our industry and the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries. Furthermore, stock prices for many companies and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of August 31, 2014 or any future year-ends, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of your shares.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, larger public companies like us are required to include an annual report on internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. Our independent registered certified public accounting firm, Ernst & Young LLP, issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2013. While we continuously conduct a rigorous review of our internal control over financial reporting in order to try to assure compliance with the Section 404 requirements, if our independent registered certified public accounting firm interprets the Section 404 requirements and the related rules and regulations differently from us or if our independent registered certified public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, operated or reviewed, they may issue an adverse opinion. An adverse opinion could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our Consolidated Financial Statements. In addition, we have spent a significant amount of resources, and will likely continue to for the foreseeable future, in complying with Section 404’s requirements.

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

We are subject to risks associated with natural disasters, climate change and global events.

Our operations and those of our suppliers may be subject to natural disasters (such as the March 2011 earthquake and tsunami in Japan and the flooding in Thailand in the second half of 2011), climate change related events, or other business disruptions, which could seriously harm our results of operation and increase our costs and expenses. We are susceptible to losses and interruptions caused by hurricanes (including in Florida, where our headquarters are located), earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, drought, fire, extreme weather conditions, rising sea level, geopolitical events such as terrorist acts or widespread criminal activities and other natural or manmade disasters. Our insurance coverage with respect to natural disasters is limited and is subject to deductibles and coverage limits. Such coverage may not be adequate, or may not continue to be available at commercially reasonable rates and terms.

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

We have not received any written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received on or before the date that is 180 days before the end of our 2013 fiscal year and that remain unresolved.

Item 2.	Properties

We own or lease facilities located in Argentina, Austria, Belgium, Brazil, Canada, China, Colombia, Czech Republic, England, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Russia, Scotland, Singapore, South Korea, Taiwan, Turkey, Ukraine, United Arab Emirates, the U.S. and Vietnam. As part of our historical restructuring programs, certain of our facilities are no longer used in our business operations, as identified in the table below. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of August 31, 2013:

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Arden, North Carolina	205,000	Leased	Manufacturing, Support, Storage
Auburn Hills, Michigan	207,000	Owned	Manufacturing
Belo Horizonte, Brazil	155,000	Leased	Manufacturing
Boise, Idaho	3,000	Leased	Support
Buenos Aires, Argentina	3,000	Leased	Aftermarket, Support, Storage
Calgary, Canada	11,000	Leased	Support
Cayey, Puerto Rico	122,000	Leased	Manufacturing, Support, Storage
Chicago, Illinois	13,000	Leased	Design, Support
Chihuahua, Mexico	1,025,000	Owned	Manufacturing, Aftermarket, Support, Storage
Chihuahua, Mexico	297,000	Leased	Storage
Chula Vista, California	80,000	Leased	Manufacturing, Storage
Clinton, Massachusetts	635,000	Owned	Manufacturing, Design, Support, Storage
Colorado Springs, Colorado	8,000	Leased	Design
Coppell, Texas	33,000	Leased	Support
Council Bluffs, Iowa	125,000	Leased	Aftermarket
Dothan, Alabama	136,000	Leased	Manufacturing, Support, Storage
Fletcher, North Carolina	15,000	Leased	Storage

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
Guadalajara, Mexico	363,000	Owned	Manufacturing
Guadalajara, Mexico	1,979,000	Leased	Manufacturing, Storage
Gurnee, Illinois	69,000	Owned	Manufacturing, Support, Storage
Gurnee, Illinois	12,000	Leased	Manufacturing, Support, Storage
Hanover Park, Illinois	147,000	Leased	Manufacturing, Support, Storage
Irvine, California	6,000	Leased	Support
Itasca, Illinois	203,000	Leased	Manufacturing, Support, Storage
Lake Orion, Michigan	45,000	Leased	Storage
Louisville, Kentucky	165,000	Leased	Aftermarket
Manaus, Brazil	262,000	Leased	Manufacturing
McAllen, Texas	71,000	Leased	Aftermarket
Mebane, North Carolina	172,000	Leased	Manufacturing, Support, Storage
Memphis, Tennessee	1,201,000	Leased	Manufacturing, Aftermarket
Mount Pleasant, Iowa	58,000	Owned	Manufacturing, Support, Storage
Mount Pleasant, Iowa	102,000	Leased	Storage
Nogales, Mexico (1)	12,000	Leased
Northboro, Massachusetts	6,000	Leased	Support
Plano, Texas	144,000	Leased	Aftermarket
Poughkeepsie, New York	110,000	Leased	Storage
Reynosa, Mexico	421,000	Owned	Aftermarket
Reynosa, Mexico	176,000	Leased	Aftermarket
San Diego, California	20,000	Leased	Support, Storage
San Jose, California	181,000	Leased	Manufacturing, Prototype Manufacturing
Sorocaba, Brazil	4,000	Leased	Manufacturing
St. Petersburg, Florida	297,000	Owned	Manufacturing, Aftermarket, Support
St. Petersburg, Florida	128,000	Leased	Manufacturing, Aftermarket, Design
Tampa, Florida	110,000	Owned	Aftermarket
Tampa, Florida	55,000	Leased	Storage
Tempe, Arizona	191,000	Owned	Manufacturing
Tempe, Arizona	27,000	Leased	Storage
Tijuana, Mexico	159,000	Leased	Manufacturing, Support, Storage
Toronto, Canada	57,000	Leased	Aftermarket
Valinhos, Brazil	31,000	Leased	Aftermarket

Total Americas	10,057,000

Bangalore, India	22,000	Leased	Support, Storage
Beijing, China	6,000	Leased	Design
Changhua, Taiwan	370,000	Leased	Manufacturing, Office, Storage
Chengdu, China (2)	8,594,000	Leased
Chennai, India (1)	284,000	Owned
Dubai, United Arab Emirates	1,000	Leased	Aftermarket
Gotemba, Japan	31,000	Leased	Manufacturing
Hachiouji, Japan	20,000	Leased	Manufacturing
Ho Chi Minh City, Vietnam	291,000	Owned	Manufacturing
Hong Kong, China	30,000	Leased	Manufacturing, Design, Support, Storage
Hsinchu, Taiwan	20,000	Leased	Design
Huangpu, China	2,613,000	Owned	Manufacturing
Huangpu, China	1,031,000	Leased	Manufacturing, Training
Jurong, Singapore	56,000	Leased	Manufacturing, Support, Storage
Kolkata, India	10,000	Leased	Support, Storage
Manesar, India	59,000	Leased	Aftermarket, Support, Storage
Moscow, Russia	315,000	Owned	Manufacturing, Support, Storage
Mumbai, India	10,000	Leased	Support, Storage
Nanjing, China	135,000	Leased	Manufacturing

Location	Approximate Square Footage	Type of Interest (Leased/Owned)	Description of Use
New Delhi, India	3,000	Leased	Support
Penang, Malaysia	879,000	Owned	Manufacturing, Aftermarket
Penang, Malaysia	283,000	Leased	Manufacturing, Support
Ranjangaon, India	262,000	Owned	Manufacturing
Shanghai, China	503,000	Owned	Manufacturing, Aftermarket, Design
Shanghai, China	77,000	Leased	Aftermarket, Design, Support
Shenzhen, China	1,729,000	Leased	Manufacturing, Support, Storage
Suzhou, China	262,000	Owned	Manufacturing, Support, Storage
Suzhou, China	722,000	Leased	Manufacturing, Aftermarket, Support, Storage
Taichung, Taiwan	601,000	Owned	Manufacturing, Design, Support, Storage
Taichung, Taiwan	177,000	Leased	Manufacturing, Support, Storage
Taipei, Taiwan	11,000	Leased	Design, Support
Tampines, Singapore	166,000	Leased	Manufacturing, Aftermarket, Design, Support, Storage
Taoyuan City, Taiwan	20,000	Leased	Support
Tel Aviv, Israel	3,000	Leased	Support
Tianjin, China	168,000	Owned	Manufacturing
Tianjin, China	3,307,000	Leased	Manufacturing, Support, Storage
Wuxi, China	462,000	Owned	Manufacturing, Design, Support, Storage
Wuxi, China	4,471,000	Leased	Manufacturing, Design, Storage
Yantai, China	225,000	Leased	Manufacturing

Total Asia	28,229,000

Amsterdam, The Netherlands	79,000	Leased	Aftermarket
Ankara, Turkey	1,000	Leased	Aftermarket
Bray, Ireland	135,000	Owned	Manufacturing, Design, Support, Storage
Brest, France	393,000	Owned	Manufacturing
Bydgoszcz, Poland	228,000	Leased	Aftermarket
Cassina de Pecchi, Italy (1)	161,000	Leased
Chartres, France	90,000	Leased	Manufacturing, Support, Storage
Coventry, England	41,000	Leased	Aftermarket
Dublin, Ireland	4,000	Leased	Support
Eindhoven, The Netherlands (1)	124,000	Leased
Hasselt, Belgium	85,000	Leased	Design, Prototype Design, Prototype Manufacturing
Jena, Germany	24,000	Leased	Design, Prototype Design, Prototype Manufacturing
Knittlingen, Germany	82,000	Owned	Manufacturing, Support
Knittlingen, Germany	113,000	Leased	Manufacturing, Support
Kwidzyn, Poland	574,000	Owned	Manufacturing, Storage
Livingston, Scotland	130,000	Owned	Manufacturing
Marcianise, Italy	200,000	Leased	Manufacturing
Nagyigmand, Hungary	59,000	Owned	Manufacturing, Support, Storage
Ostrava, Czech Republic	5,000	Leased	Aftermarket
Pecs, Hungary	36,000	Leased	Aftermarket
Solihull, England	23,000	Leased	Aftermarket
Szombathely, Hungary	291,000	Owned	Aftermarket
Tata, Hungary (1)	28,000	Owned
Tiszaujvaros, Hungary	423,000	Owned	Manufacturing
Tiszaujvaros, Hungary	170,000	Leased	Manufacturing, Storage
Tver, Russia	48,000	Leased	Manufacturing, Aftermarket, Storage
Uzhgorod, Ukraine	225,000	Owned	Manufacturing, Aftermarket, Storage
Venray, The Netherlands	452,000	Leased	Manufacturing, Aftermarket, Support, Storage
Vienna, Austria	88,000	Leased	Manufacturing, Design
Waterford, Ireland	153,000	Owned	Manufacturing, Support, Storage

Total Europe	4,465,000

Total Facilities at August 31, 2013	42,751,000

(1)	This facility is no longer used in our business operations.
(2)	This facility is under construction and is not currently used in our business operations.

Certifications

Our manufacturing facilities and our aftermarket facilities are ISO certified to ISO 9001:2008 standards and most are also certified to ISO-14001:2004 environmental standards. Following are additional certifications that are held by certain of our manufacturing facilities as listed:

•	Accreditation Certificate of Foreign Medical Device Manufacturer – Tijuana, Mexico and Mebane, North Carolina.

•	Aerospace Standard AS/EN 9100 – Tempe, Arizona; Shanghai, China; St. Petersburg, Florida; Livingston, Scotland; and Singapore City, Singapore.

•	Automotive Standard TS16949 – Vienna, Austria; Huangpu, Shanghai, Shenzhen, Suzhou, Tianjin and Wuxi, China; Tiszaujvaros, Hungary; and Chihuahua, Mexico.

•	Controlled Substance Registration – Clinton, Massachusetts.

•	Customs-Trade Partnership Against Terrorism (C-TPAT) – Guadalajara and Tijuana, Mexico.

•	FDA Medical Registered – Vienna, Austria; Shanghai and Shenzhen, China; Gurnee, Illinois; Louisville, Kentucky; Guadalajara and Tijuana, Mexico; Auburn Hills, Michigan; Mebane, North Carolina; and Singapore City, Singapore.

•	IECQ Certificate of Conformity - Hazardous Substance Process Management QC 080000 – Shenzhen, Suzhou and Tianjin, China.

•	Medical Standard ISO-13485 – Tempe, Arizona; Vienna, Austria; Hasselt, Belgium; San Diego and San Jose, California; Shanghai, Shenzhen, Suzhou and Tianjin, China; St. Petersburg, Florida; Chartres, France; Knittlingen, Germany; Tiszaujvaros, Hungary; Gurnee, Illinois; Bray, Ireland; Louisville, Kentucky; Penang, Malaysia; Clinton, Massachusetts; Guadalajara and Tijuana, Mexico; Auburn Hills, Michigan; Asheville and Mebane, North Carolina; Kwidzyn, Poland; Cayey, Puerto Rico; Livingston, Scotland; and Singapore City, Singapore.

•	Occupational Health & Safety Management System Standard OHSAS 18001 – Huangpu, Shanghai, Tianjin and Wuxi, China; Manaus, Brazil; St. Petersburg, Florida; Tiszaujvaros, Hungary; Ranjangaon, India; Penang, Malaysia; Guadalajara, Mexico; Bydgoszcz and Kwidzyn, Poland; Singapore City, Singapore; Taichung, Taiwan; Memphis, Tennessee; Plano, Texas; and Uzhgorod, Ukraine.

•	Telecommunications Standard TL 9000 – San Jose, California; Huangpu, Shanghai and Wuxi, China; Tiszaujvaros, Hungary; and Penang, Malaysia.

•	ESD/ANSI 20:20 Standard – Tempe, Arizona; San Jose, California; Huangpu, Shanghai, Tianjin and Wuxi, China; St. Petersburg, Florida; Szombathely, Hungary; Ranjangaon, India; Louisville, Kentucky; Penang, Malaysia; Guadalajara and Reynosa, Mexico; and Auburn Hills, Michigan.

Item 3.	Legal Proceedings

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

	High	Low
Fiscal Year Ended August 31, 2013
First Quarter (September 1, 2012 – November 30, 2012)	$22.91	$16.82
Second Quarter (December 1, 2012 – February 28, 2013)	$20.29	$17.09
Third Quarter (March 1, 2013 – May 31, 2013)	$20.47	$16.39
Fourth Quarter (June 1, 2013 – August 31, 2013)	$24.09	$18.80

Fiscal Year Ended August 31, 2012
First Quarter (September 1, 2011 – November 30, 2011)	$21.49	$14.93
Second Quarter (December 1, 2011 – February 29, 2012)	$26.50	$18.79
Third Quarter (March 1, 2012 – May 31, 2012)	$27.40	$18.73
Fourth Quarter (June 1, 2012 – August 31, 2012)	$23.95	$17.67

On October 8, 2013, the closing sales price for our common stock as reported on the New York Stock Exchange was $21.82. As of October 8, 2013, there were 2,007 holders of record of our common stock.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report.

Dividends

The following table sets forth certain information relating to our cash dividends declared to common stockholders during fiscal years 2013 and 2012.

Dividend Information

	Dividend declaration date	Dividend per share	Total of cash dividends declared	Date of record for dividend payment	Dividend cash payment date
	(in thousands, except for per share data)
Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013
	April 15, 2013	$0.08	$16,994	May 15, 2013	June 3, 2013
	July 18, 2013	$0.08	$17,005	August 15, 2013	September 3, 2013

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012
	April 19, 2012	$0.08	$17,281	May 15, 2012	June 1, 2012
	July 19, 2012	$0.08	$17,230	August 15, 2012	September 4, 2012

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock for the fourth quarter of fiscal year 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
June 1, 2013 – June 30, 2013	—	$—	—	$—
July 1, 2013 – July 31, 2013	713	$22.45	—	$—
August 1, 2013 – August 31, 2013	280	$23.54	—	$—

Total	993	$22.76	—	$—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards and the exercise of stock options and stock appreciation rights, their tax withholding obligations.

Item 6.	Selected Financial Data

The following selected data are derived from our Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated into Item 8, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended August 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Net revenue	$18,336,894	$17,151,941	$16,518,827	$13,409,411	$11,684,538
Cost of revenue	16,977,032	15,842,896	15,264,257	12,405,267	10,965,723

Gross profit	1,359,862	1,309,045	1,254,570	1,004,144	718,815
Operating expenses:
Selling, general and administrative	688,752	644,452	590,572	589,738	495,941
Research and development	28,468	25,837	25,034	28,085	27,321
Amortization of intangibles	16,154	16,825	22,051	25,934	31,039
Restructuring and related charges	89,453	—	628	8,217	51,894
Impairment of notes receivable and related charges	25,597	—	—	—	—
Goodwill impairment charges	—	—	—	—	1,022,821
Settlement of receivables and related charges	—	—	13,607	—	—
Loss on disposal of subsidiaries	—	—	23,944	24,604	—

Operating income (loss)	511,438	621,931	578,734	327,566	(910,201)
Other expense	6,213	8,943	2,986	4,087	20,111
Interest income	(1,901)	(2,041)	(3,132)	(2,956)	(7,426)
Interest expense	121,062	106,129	97,693	79,168	82,247

Income (loss) before income tax	386,064	508,900	481,187	247,267	(1,005,133)
Income tax expense	15,973	112,811	98,229	76,501	160,898

Net income (loss)	370,091	396,089	382,958	170,766	(1,166,031)
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(1,391)	1,402	1,895	1,926	(819)

Net income (loss) attributable to Jabil Circuit, Inc.	$371,482	$394,687	$381,063	$168,840	$(1,165,212)

Earnings (loss) per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.83	$1.91	$1.78	$0.79	$(5.63)

Diluted	$1.79	$1.87	$1.73	$0.78	$(5.63)

Weighted average shares outstanding:
Basic	203,096	206,160	214,502	214,332	207,002

Diluted	207,815	211,181	220,719	217,597	207,002

	August 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheets Data:
Working capital	$955,811	$1,780,332	$1,225,899	$1,048,844	$990,900

Total assets	$9,153,781	$7,803,141	$7,057,940	$6,367,747	$5,317,858

Current installments of notes payable, long-term debt and capital lease obligations	$215,536	$18,031	$74,160	$167,566	$197,575

Notes payable, long-term debt and capital lease obligations, less current installments	$1,690,426	$1,658,326	$1,112,594	$1,018,930	$1,036,873

Total Jabil Circuit, Inc. stockholders’ equity	$2,335,287	$2,105,057	$1,867,120	$1,578,046	$1,435,162

Cash dividends declared, per share	$0.32	$0.32	$0.28	$0.28	$0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are one of the leading providers of worldwide electronic manufacturing services and solutions. We provide comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries.

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

Uncertainty remains regarding the extent and timing of the current global economic recovery, particularly in those countries (such as in much of Europe) where economic conditions remain at risk. We will continue to monitor the current economic environment and its potential impact on both the customers that we serve as well as our end-markets and closely manage our costs and capital resources so that we can respond appropriately as circumstances continue to change.

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

We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Aftermarket service related revenue is generally recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We generally assume no significant obligations after product shipment.

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

We have consistently utilized advanced circuit design, production design and manufacturing technologies to meet the needs of our customers. To support this effort, our engineering staff focuses on developing and refining design and manufacturing technologies to meet specific needs of specific customers. Most of the expenses associated with these customer-specific efforts are reflected in our cost of revenue. In addition, our engineers engage in research and development (“R&D”) of new technologies that apply generally to our operations. The expenses of these R&D activities are reflected in the research and development line item within our Consolidated Statement of Operations.

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

We currently depend, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our net revenue and upon their growth, viability and financial stability. A significant reduction in sales to any of our customers, a customer exerting significant pricing and margin pressures on us or the termination or substantial winding down of our business relationship with one of our customers could have a material adverse effect on our results of operations. In the past, some of our customers have terminated their manufacturing arrangements with us or have significantly reduced or delayed the volume of design, production or product management services ordered from us, including moving a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. There can be no assurance that present or future customers will not terminate their manufacturing arrangements with us or significantly reduce or delay the volume of design, production or product management services ordered from us, or move a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. We are currently terminating or substantially winding down our business relationship with BlackBerry Limited (this could include restructuring related expenses, which are still being determined and could have a material adverse effect), one of our significant customers in recent years, and could in the future terminate, or substantially wind down, other significant customer relationships. Any such termination or substantial winding down of a customer or manufacturing relationship or change, reduction or delay in orders could have a material adverse effect on our results of operations or financial condition. See “Risk Factors – Because we depend on a limited number of customers, a reduction in sales to any one of our customers could cause a significant decline in our revenue,” “Risk Factors – Most of our customers do not commit to long-term production schedules, which makes it difficult for us to schedule production and capital expenditures, and to maximize the efficiency of our manufacturing capacity,” “Risk Factors – Our customers may cancel their orders, change production quantities, delay production or change their sourcing strategy” and Note 11 – “Concentration of Risk and Segment Data” to the Consolidated Financial Statements.

Summary of Results

Net revenues for fiscal year 2013 increased approximately 6.9% to $18.3 billion compared to $17.2 billion for fiscal year 2012 largely due to increased revenue from certain of our existing customers, including new program wins with these customers.

The following table sets forth, for the fiscal year ended August 31, certain key operating results and other financial information (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2013	2012	2011
Net revenue	$18,336,894	$17,151,941	$16,518,827
Gross profit	$1,359,862	$1,309,045	$1,254,570
Operating income	$511,438	$621,931	$578,734
Net income attributable to Jabil Circuit, Inc.	$371,482	$394,687	$381,063
Earnings per share - basic	$1.83	$1.91	$1.78
Earnings per share - diluted	$1.79	$1.87	$1.73

Key Performance Indicators

Management regularly reviews financial and non-financial performance indicators to assess the Company’s operating results. The following table sets forth, for the quarterly periods indicated, certain of management’s key financial performance indicators.

Three Months Ended
	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012
Sales cycle	4 days	4 days	12 days	9 days
Inventory turns (annualized)	8 turns	7 turns	7 turns	7 turns
Days in accounts receivable	24 days	20 days	26 days	28 days
Days in inventory	47 days	51 days	55 days	52 days
Days in accounts payable	67 days	67 days	69 days	71 days

Three Months Ended
	August 31, 2012	May 31, 2012	February 29, 2012	November 30, 2011
Sales cycle	7 days	12 days	15 days	7 days
Inventory turns (annualized)	7 turns	7 turns	7 turns	7 turns
Days in accounts receivable	23 days	24 days	24 days	23 days
Days in inventory	51 days	55 days	54 days	54 days
Days in accounts payable	67 days	67 days	63 days	70 days

The sales cycle is calculated as the sum of days in accounts receivable and days in inventory, less the days in accounts payable; accordingly, the variance in the sales cycle quarter over quarter is a direct result of changes in these indicators. During the three months ended August 31, 2013, days in accounts receivable increased four days to 24 days as compared to the prior sequential quarter as a result of the timing of sales and cash collection efforts during the quarter. During the three months ended May 31, 2013, February 28, 2013 and November 30, 2012, the days in accounts receivable decreased six days to 20 days, decreased two days to 26 days and increased five days to 28 days, respectively, from the prior sequential quarter primarily due to the timing of sales and collections activity.

During the three months ended August 31, 2013, days in inventory decreased four days to 47 days as compared to the prior sequential quarter due to continued focus on inventory management and increased sales activity during the quarter. During the three months ended May 31, 2013, days in inventory decreased four days to 51 days as compared to the prior sequential quarter largely due to continued focus on inventory management and increased sales activity during the quarter. During the three months ended February 28, 2013, days in inventory increased three days to 55 days as compared to the prior sequential quarter largely to support expected revenue levels in the third quarter of fiscal year 2013. During the three months ended November 30, 2012, days in inventory increased one day to 52 days as compared to the prior sequential quarter largely to support revenue levels in the first month of the second quarter of fiscal year 2013. Inventory turns, on an annualized basis, increased one turn to eight turns during the fourth quarter of fiscal year 2013 and remained constant at seven turns during the third, second and first quarters of fiscal year 2013. The increase during the fourth quarter of fiscal year 2013 was primarily due to continued focus on inventory management.

During the three months ended August 31, 2013, May 31, 2013, February 28, 2013 and November 30, 2012, days in accounts payable remained constant at 67 days, decreased two days to 67 days, decreased two days to 69 days and increased four days to 71 days, respectively, from the prior sequential quarter primarily due to the timing of purchases and cash payments for purchases during the respective quarters.

The sales cycle was 4 days during the three months ended August 31, 2013, 4 days during the three months ended May 31, 2013, 12 days during the three months ended February 28, 2013 and 9 days during the three months ended November 30, 2012. The changes in the sales cycle are due to the changes in accounts receivable, accounts payable and inventory that are discussed above.

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

Revenue Recognition

We derive revenue principally from manufacturing services related to electronic equipment built to customer specifications. We also derive revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Aftermarket service related revenue is generally recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. We generally assume no significant obligations after product shipment.

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

Long-Lived Assets

We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property, plant and equipment is measured by comparing its carrying value to the undiscounted projected cash flows that the asset(s) or asset group(s) are expected to generate. If the carrying amount of an asset or an asset group is not recoverable, we recognize an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value, which is generally determined as either the present value of estimated future cash flows or the appraised value. The impairment analysis is based on significant assumptions of future results made by management, including revenue and cash flow projections. Circumstances that may lead to impairment of property, plant and equipment include unforeseen decreases in future performance or industry demand and the restructuring of our operations resulting from a change in our business strategy or adverse economic conditions. For further discussion of our current restructuring program, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Restructuring and Related Charges.”

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

We perform an indefinite-lived intangible asset impairment analysis on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount to the fair value. We determine the fair value of our indefinite-lived intangible assets principally based on a variation of the income approach, known as the relief from royalty method. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is considered impaired.

We completed our annual impairment test for goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal year 2013 and determined that the fair values of our reporting units and the indefinite-lived intangible assets are substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test.

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

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and fiscal years 2006 through 2008 and issued Revenue Agent’s Reports (“RAR”) on April 30, 2010 and April 25, 2012, respectively. The proposed adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates and (2) valuable intangible property was transferred to certain foreign affiliates without charge. On August 30, 2013, the tax return audit for fiscal years 2003 through 2008 was effectively settled when the Company agreed to the IRS Office of Appeals’ Form 870-AD (Offer to Waive Restrictions on Assessment and Collection of Tax Deficiency and to Accept Overassessment) adjustments, which were substantially lower than the initial RAR proposed adjustments. The settlement did not have a material effect on the Company’s financial position or liquidity and no additional tax liabilities were recorded. For further discussion related to our income taxes, refer to Note 4 – “Income Taxes” to the Consolidated Financial Statements and “Risk Factors – We are subject to the risk of increased taxes.”

Recent Accounting Pronouncements

See Note 17 – “New Accounting Guidance” to the Consolidated Financial Statements for a discussion of recent accounting guidance.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2013	2012	2011
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	92.6	92.4	92.4

Gross profit	7.4	7.6	7.6
Operating expenses:
Selling, general and administrative	3.7	3.7	3.6
Research and development	0.2	0.2	0.2
Amortization of intangibles	0.1	0.1	0.1
Restructuring and related charges	0.5	—	0.0
Impairment of notes receivable and related charges	0.1	—	—
Settlement of receivables and related charges	—	—	0.1
Loss on disposal of subsidiaries	—	—	0.1

Operating income	2.8	3.6	3.5
Other expense	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)
Interest expense	0.7	0.6	0.6

Income before income tax	2.1	3.0	2.9
Income tax expense	0.1	0.7	0.6

Net income	2.0	2.3	2.3
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(0.0)	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	2.0%	2.3%	2.3%

Fiscal Year Ended August 31, 2013 Compared to Fiscal Year Ended August 31, 2012

Net Revenue. Our net revenue increased 6.9% to $18.3 billion for fiscal year 2013, up from $17.2 billion in fiscal year 2012. Specific increases include a 9% increase in the sale of DMS products; a 9% increase in the sale of E&I products; and a 1% increase in the sale of HVS products. The increases are primarily due to increased revenue from certain of our existing customers, most notably in DMS and E&I, including new program wins with these customers.

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

The distribution of revenue across our sectors has fluctuated, and will continue to fluctuate, as a result of numerous factors, including but not limited to the following: fluctuations in customer demand as a result of recessionary conditions; efforts to de-emphasize the economic performance of certain sectors, most specifically, our former automotive and display sectors; seasonality in our business; business growth from new and existing customers; and the current termination or substantial winding down of our business relationship with BlackBerry Limited (this could include restructuring related expenses, which are still being determined and could have a material adverse effect) and any other potential future termination, or substantial winding down, of other significant customer relationships.

The following table sets forth, for the periods indicated, revenue by segment expressed as a percentage of net revenue:

	Fiscal Year Ended August 31,
	2013	2012	2011
DMS
Specialized Services	29%	24%	17%
Industrial & CleanTech	10%	12%	12%
Instrumentation & Healthcare	6%	8%	7%

Total DMS	45%	44%	36%

Total E&I	30%	29%	32%

Total HVS	25%	27%	32%

Total	100%	100%	100%

Foreign source revenue represented 86.0% of our net revenue for fiscal year 2013 and 85.6% of net revenue for fiscal year 2012. We currently expect our foreign source revenue to remain relatively consistent as compared to current levels over the course of the next 12 months.

Gross Profit. Gross profit for fiscal year 2013 ($1.4 billion or 7.4% of net revenue) remained relatively consistent as compared to fiscal year 2012 ($1.3 billion or 7.6% of net revenue).

Selling, General and Administrative. Selling, general and administrative expenses increased to $688.8 million (3.7% of net revenue) for fiscal year 2013 compared to $644.5 million (3.7% of net revenue) for fiscal year 2012. Selling, general and administrative expense as a percentage of net revenue remained relatively consistent as compared to the prior fiscal year. Selling, general and administrative expense on a gross basis increased as compared to fiscal year 2012 due to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business; additional selling, general and administrative expenses associated with acquisitions, including Nypro Inc. (“Nypro”) during the fourth quarter of fiscal year 2013 and Telmar Network Technology, Inc. (“Telmar”) during the second quarter of fiscal year 2012; and $13.5 million in professional fees associated with the due diligence and other acquisition related activities associated with the Nypro acquisition.

Research and Development. R&D expenses for fiscal year 2013 increased to $28.5 million (0.2% of net revenue) from $25.8 million (0.2% of net revenue) for fiscal year 2012. The increase is primarily due to new projects in targeted growth sectors, such as the emerging growth sector within DMS.

Amortization of Intangibles. We recorded $16.2 million of amortization of intangibles in fiscal year 2013 as compared to $16.8 million in fiscal year 2012. The decrease is primarily attributable to certain intangible assets that became fully amortized since August 31, 2012, partially offset by an increase to amortization expense associated with the finite-lived intangible assets acquired in connection with the acquisitions of Nypro and Telmar. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 6 – “Goodwill and Other Intangible Assets” and Note 16 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Related Charges. In conjunction with the 2013 Restructuring Plan, we charged $89.5 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2013. The 2013 Restructuring Plan is intended to better align our manufacturing capacity in certain geographies and to reduce our worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges for the fiscal year ended August 31, 2013 include $80.4 million related to employee severance and benefit costs, $8.3 million related to asset write off costs, $0.5 million related to lease costs and $0.3 million related to other related costs.

At August 31, 2013, accrued liabilities of approximately $57.9 million related to the 2013 Restructuring Plan are expected to be paid over the next twelve months.

These restructuring and related charges associated with the 2013 Restructuring Plan incurred during the fiscal year ended August 31, 2013 of $89.5 million are primarily cash costs totaling $81.2 million, of which $22.7 million was paid in fiscal year 2013. The cash costs consist of employee severance and benefit costs of $80.4 million, lease costs of $0.5 million and other related costs of $0.3 million. Non-cash costs of $8.3 million primarily represent asset write off costs related to our restructuring activities.

We currently expect to recognize approximately $188.0 million in pre-tax restructuring and other related costs over the course of fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $140.0 million to $160.0 million that will be payable over the course of our fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects our intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with our employees and their representatives.

Upon its completion, the 2013 Restructuring Plan is expected to yield annualized cost savings of approximately $70.9 million. The expected avoided annual costs consist of a reduction in employee related expenses of $68.6 million, a reduction in depreciation expense associated with asset disposals of $1.5 million, and a reduction in rent expense associated with leased buildings that have been vacated of approximately $0.8 million. The majority of these annual cost savings are expected to be reflected as a reduction in cost of revenue as well as a reduction of selling, general and administrative expense. These annual costs savings are expected to be partially offset by decreased revenues and incremental costs expected to be incurred by those plants to which certain production will be shifted. After considering these partial cost savings offsets, we expect to realize annual cost savings of approximately $65.0 million. We began to realize a portion of these costs savings in the fourth quarter of fiscal year 2013.

Impairment of Notes Receivable and Related Charges. During the fiscal year ended August 31, 2013, we recorded a loss of approximately $25.6 million related to a notes receivable and related charges. Such a charge was recorded following the determination that it was probable that we would be unable to collect the amounts due from a former customer.

Other Expense. Other expense decreased to $6.2 million for fiscal year 2013 compared to $8.9 million for fiscal year 2012. The decrease was primarily due to $3.4 million of expense recognized during fiscal year 2012 related to fair value adjustments associated with customer warrants.

Interest Income. Interest income remained relatively constant at $1.9 million for fiscal year 2013 compared to $2.0 million for fiscal year 2012.

Interest Expense. We recorded $121.1 million of interest expense in fiscal year 2013 as compared to $106.1 million in fiscal year 2012. The increase was primarily due to incremental interest associated with the issuance of the 4.700% Senior Notes during the fourth quarter of fiscal year 2012 and increased borrowings associated with our five year unsecured credit facility amended as of December 7, 2010 (the “Amended and Restated Credit Facility”).

Income Tax Expense. Income tax expense reflects an effective tax rate of 4.1% for fiscal year 2013, as compared to an effective tax rate of 22.2% for fiscal year 2012. The effective tax rate decreased from the previous period primarily due to a $104.0 million partial release of the U.S. valuation allowance related to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets. The U.S. deferred tax liabilities from the Nypro acquisition primarily relate to undistributed earnings of foreign subsidiaries and non-deductible intangible assets. The effective tax rate also decreased due to the release of a non-U.S. valuation allowance. The fiscal year 2013 effective tax rate decreases were partially offset by restructuring costs with minimal related tax benefit in fiscal year 2013, a release of tax reserves related to a non-U.S. governmental tax audit in fiscal year 2012, and the mix of income or losses within the tax jurisdictions in which we operate.

The effective tax rate differed from the U.S. federal statutory rate of 35.0% during these periods primarily due to: (a) a partial release of the U.S. valuation allowance related to the U.S. deferred tax liabilities from the Nypro acquisition; (b) the release of a non-U.S. valuation allowance; (c) income in tax jurisdictions with lower statutory tax rates than the U.S.; (d) tax incentives granted to sites in Brazil, Malaysia, Poland, Singapore, and Vietnam and (e) income and losses in tax jurisdictions with existing valuation allowances. The material tax incentives expire at various dates through 2020. Such tax incentives are subject to conditions with which we expect to continue to comply. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Income Taxes”, “Risk Factors – We are subject to the risk of increased taxes” and Note 4 – “Income Taxes” to the Consolidated Financial Statements for further discussion.

Fiscal Year Ended August 31, 2012 Compared to Fiscal Year Ended August 31, 2011

Net Revenue. Our net revenue increased 3.8% to $17.2 billion for fiscal year 2012, up from $16.5 billion in fiscal year 2011. Specific increases included a 48% increase in the sale of specialized services products; a 7% increase in the sale of instrumentation and healthcare products and a 2% increase in the sale of industrial and Clean Tech products. These increases were partially offset by a 14% decrease in the sale of HVS products and a 2% decrease in the sale of E&I products. The increases were primarily due to increased revenue from certain of our existing customers, most notably in DMS, including new program wins with these customers. The decreases in E&I and HVS revenues were primarily due to a decline in the end-market demand for certain customer products in these segments, partially offset by an increase in the sale of printer and storage products due to new program wins.

Foreign source revenue represented 85.6% of our net revenue for fiscal year 2012 and 86.0% of net revenue for fiscal year 2011.

For further discussion of our net revenues, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal Year Ended August 31, 2013 Compared to Fiscal Year Ended August 31, 2012 — Net Revenue.”

Gross Profit. Gross profit remained constant at $1.3 billion (7.6% of net revenue) for fiscal year 2012 as compared to fiscal year 2011.

Selling, General and Administrative. Selling, general and administrative expenses increased to $644.5 million (3.7% of net revenue) for fiscal year 2012 compared to $590.6 million (3.6% of net revenue) for fiscal year 2011. The increase in selling, general and administrative expenses as a percentage of net revenue between fiscal years 2012 and 2011 was due to additional salary and salary related expenses associated with increased headcount to support the continued growth of our business and additional selling, general and administrative expenses associated with acquisitions, including F-I Holding Company (which directly or indirectly wholly owns certain French and Italian operations) during the second quarter of fiscal year 2011 and Telmar during the second quarter of fiscal year 2012.

Research and Development. R&D expenses for fiscal year 2012 remained relatively constant at $25.8 million (0.2% of net revenue) from $25.0 million (0.2% of net revenue) for fiscal year 2011.

Amortization of Intangibles. We recorded $16.8 million of amortization of intangibles in fiscal year 2012 as compared to $22.1 million in fiscal year 2011. The decrease was primarily attributable to certain intangible assets that became fully amortized since August 31, 2011, partially offset by an increase to amortization expense associated with the definite-lived intangible assets acquired in connection with the acquisition of Telmar. For additional information regarding purchased intangibles, see “Acquisitions and Expansion” below, Note 1(f) – “Description of Business and Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets”, Note 6 – “Goodwill and Other Intangible Assets” and Note 16 – “Business Acquisitions” to the Consolidated Financial Statements.

Restructuring and Related Charges.

a. 2009 Restructuring Plan

During fiscal year 2011, we reversed $0.1 million of previously recognized restructuring and related charges.

b. 2006 Restructuring Plan

During fiscal year 2011, we recorded approximately $0.7 million of restructuring and related charges. The restructuring and related charges for fiscal year 2011 were primarily related to lease commitment costs.

Settlement of Receivables and Related Charges. We recorded a loss on settlement of receivables and related charges of $13.6 million during fiscal year 2011. During the second quarter of fiscal year 2011, we completed our acquisition of F-I Holding Company, which directly or indirectly wholly owns Competence France Holdings SAS, a French entity which wholly owns Competence France SAS, and Competence EMEA S.r.l., an Italian entity which wholly owns Competence Italia S.r.l. (Competence France Holdings SAS, Competence France SAS, Competence EMEA S.r.l. and Competence Italia S.r.l. are collectively referred to as the “Competence Sites” herein). The Competence Sites were our former operations and were previously disposed of on July 16, 2010. Refer to Note 15 – “Loss on Disposal of Subsidiaries” to the Consolidated Financial Statements for further details.

During the second quarter of fiscal year 2011, immediately prior to the acquisition of the Competence Sites, we recognized a charge of $12.7 million in order to record $35.0 million in receivables and other relationships with the Competence Sites at their respective fair values. In addition, we recognized acquisition costs and other related charges of $0.9 million during the second quarter of fiscal year 2011. Refer to Note 16 – “Business Acquisitions” to the Consolidated Financial Statements for further details.

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

Interest Expense. We recorded $106.1 million of interest expense in fiscal year 2012 as compared to $97.7 million in fiscal year 2011. The increase was primarily due to increased borrowings associated with the Amended and Restated Credit Facility. These increases were partially offset by the losses recognized in connection with the asset-backed securitization programs that were recorded to interest expense during the fiscal year ended August 31, 2011 because the asset-backed securitization programs were accounted for as secured borrowings for a portion of the period. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further discussion of the asset-backed securitization programs.

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

Management believes that the non-U.S. GAAP “core” financial measures set forth below are useful to facilitate evaluating the past and future performance of our ongoing manufacturing operations over multiple periods on a comparable basis by excluding the effects of the amortization of intangibles, distressed customer charge, stock-based compensation expense and related charges, restructuring and related charges, impairment of notes receivable and related charges, acquisition costs and purchase accounting adjustments, settlement of receivables and related charges and loss on disposal of subsidiaries. Among other uses, management uses non-U.S. GAAP “core” financial measures as a factor in determining certain employee performance when determining incentive compensation.

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

Included in the table below is a reconciliation of the non-U.S. GAAP financial measures to the most directly comparable U.S. GAAP financial measures as provided in our Consolidated Financial Statements (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Operating income (U.S. GAAP)	$511,438	$621,931	$578,734
Amortization of intangibles	16,154	16,825	22,051
Distressed customer charge	—	16,014	—
Stock-based compensation and related charges	68,383	81,409	76,230

Restructuring and related charges	89,453	—	628
Impairment of notes receivable and related charges	25,597	—	—
Acquisition costs and purchase accounting adjustments	10,037	—	—
Settlement of receivables and related charges	—	—	13,607
Loss on disposal of subsidiaries	—	—	23,944

Core operating income (Non-U.S. GAAP)	$721,062	$736,179	$715,194

Net income attributable to Jabil Circuit, Inc. (U.S. GAAP)	$371,482	$394,687	$381,063
Amortization of intangibles, net of tax	(5,269)	16,425	21,998
Distressed customer charge	—	16,014	—
Stock-based compensation and related charges, net of tax	68,480	79,985	75,068
Restructuring and related charges, net of tax	85,827	—	628
Impairment of notes receivable and related charges, net of tax	19,748	—	—
Acquisition costs and purchase accounting adjustments, net of tax	(70,363)	—	—
Settlement of receivables and related charges	—	—	13,607
Loss on disposal of subsidiaries, net of tax	—	—	23,944

Core earnings (Non-U.S. GAAP)	$469,905	$507,111	516,308

Earnings per share: (U.S. GAAP)
Basic	$1.83	$1.91	$1.78
Diluted	$1.79	$1.87	$1.73

Core earnings per share: (Non-U.S. GAAP)
Basic	$2.31	$2.46	$2.41
Diluted	$2.26	$2.40	$2.34

Weighted average shares outstanding used in the calculations of earnings per share (U.S. GAAP & Non-U.S. GAAP):
Basic	203,096	206,160	214,502

Diluted	207,815	211,181	220,719

Core operating income in fiscal year 2013 decreased 2.1% to $721.1 million compared to $736.2 million in fiscal year 2012. Core earnings in fiscal year 2013 decreased 7.3% to $469.9 million compared to $507.1 million in fiscal year 2012. These variances were the result of the same factors described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year Ended August 31, 2013 Compared to Fiscal Year Ended August 31, 2012.

Quarterly Results (Unaudited)

The following table sets forth certain unaudited quarterly financial information for the 2013 and 2012 fiscal years. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere, and all necessary adjustments (consisting of normal recurring accruals) have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2013				Fiscal Year 2012
	Aug. 31, 2013	May 31, 2013	Feb. 28, 2013	Nov. 30, 2012	Aug. 31, 2012	May 31, 2012	Feb. 29, 2012	Nov. 30, 2011
	(in thousands, except per share data)
Net revenue	$4,814,858	$4,467,767	$4,417,251	$4,637,018	$4,338,080	$4,250,918	$4,236,174	$4,326,769
Cost of revenue	4,462,613	4,135,272	4,092,724	4,286,423	4,020,532	3,921,595	3,914,010	3,986,759

Gross profit	352,245	332,495	324,527	350,595	317,548	329,323	322,164	340,010
Operating expenses:
Selling, general and administrative	189,979	164,813	164,360	169,600	163,070	162,748	160,811	157,823
Research and development	7,075	6,475	7,655	7,263	6,784	6,518	6,264	6,271
Amortization of intangibles	5,760	3,472	3,471	3,451	3,426	3,454	4,871	5,074
Restructuring and related charges	61,061	28,392	—	—	—	—	—	—
Impairment of notes receivable and related charges	—	25,597	—	—	—	—	—	—

Operating income	88,370	103,746	149,041	170,281	144,268	156,603	150,218	170,842
Other expense	1,550	1,540	1,554	1,569	2,440	1,899	1,919	2,685
Interest income	(567)	(402)	(422)	(510)	(462)	(733)	(288)	(558)
Interest expense	31,564	30,712	29,182	29,604	27,826	26,462	26,322	25,519

Income before income tax	55,823	71,896	118,727	139,618	114,464	128,975	122,265	143,196
Income tax (benefit) expense	(70,967)	22,268	30,638	34,034	31,999	27,377	24,020	29,415

Net income	126,790	49,628	88,089	105,584	82,465	101,598	98,245	113,781
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(229)	(455)	(444)	(263)	(332)	278	547	909

Net income attributable to Jabil Circuit, Inc.	127,019	50,083	$88,533	$105,847	82,797	101,320	$97,698	$112,872

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$0.63	$0.25	$0.44	$0.52	$0.40	$0.49	$0.47	$0.55

Diluted	$0.61	$0.24	$0.43	$0.51	$0.39	$0.48	$0.46	$0.54

Weighted average shares outstanding:
Basic	202,959	202,648	202,458	204,318	205,666	206,298	207,287	205,388

Diluted	208,502	207,569	206,804	207,816	210,847	211,541	212,148	209,937

The following table sets forth, for the periods indicated, certain financial information stated as a percentage of net revenue:

	Fiscal Year 2013				Fiscal Year 2012
	Aug. 31, 2013	May 31, 2013	Feb. 28, 2013	Nov. 30, 2012	Aug. 31, 2012	May 31, 2012	Feb. 29, 2012	Nov. 30, 2011
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	92.7	92.6	92.7	92.4	92.7	92.2	92.4	92.1

Gross profit	7.3	7.4	7.3	7.6	7.3	7.8	7.6	7.9
Operating expenses:
Selling, general and administrative	4.0	3.7	3.6	3.7	3.7	3.8	3.8	3.6
Research and development	0.1	0.1	0.2	0.2	0.2	0.2	0.2	0.2
Amortization of intangibles	0.1	0.1	0.1	0.1	0.1	0.1	0.1	0.2
Restructuring and related charges	1.3	0.6	—	—	—	—	—	—
Impairment of notes receivable and related charges	—	0.6	—	—	—	—	—	—

Operating income	1.8	2.3	3.4	3.6	3.3	3.7	3.5	3.9

Other expense	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Interest income	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)	(0.0)
Interest expense	0.6	0.7	0.7	0.6	0.7	0.7	0.6	0.6

Income before income tax	1.2	1.6	2.7	3.0	2.6	3.0	2.9	3.3
Income tax (benefit) expense	(1.4)	0.5	0.7	0.7	0.7	0.6	0.6	0.7

Net income	2.6	1.1	2.0	2.3	1.9	2.4	2.3	2.6
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(0.0)	(0.0)	(0.0)	(0.0)	0.0	0.0	0.0	0.0

Net income attributable to Jabil Circuit, Inc.	2.6%	1.1%	2.0%	2.3%	1.9%	2.4%	2.3%	2.6%

Acquisitions and Expansion

As discussed in Note 16 – “Business Acquisitions” to the Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013. Acquisitions are accounted for using the acquisition method of accounting. Our Consolidated Financial Statements include the operating results of each business from the date of acquisition. See “Risk Factors – We have on occasion not achieved, and may not in the future achieve, expected profitability from our acquisitions.”

Liquidity and Capital Resources

At August 31, 2013, we had cash and cash equivalent balances totaling $1.0 billion, total notes payable, long-term debt and capital lease obligations of $1.9 billion, $1.1 billion in available liquidity under our revolving credit facilities and up to $192.3 million in available liquidity under our trade accounts receivable securitization and committed and uncommitted sale programs. We can offer no assurance under the uncommitted sales programs that if we attempt to draw on such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

Cash Flows

The following table sets forth, for the fiscal years ended August 31 selected consolidated cash flow information (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Net cash provided by operating activities	$1,213,889	$634,226	$828,009
Net cash used in investing activities	(1,374,462)	(605,870)	(426,278)
Net cash (used in) provided by financing activities	(22,993)	317,358	(267,722)
Effect of exchange rate changes on cash	(22,317)	(17,069)	10,273

Net (decrease) increase in cash and cash equivalents	$(205,883)	$328,645	$144,282

Net cash provided by operating activities for fiscal year 2013 was approximately $1.2 billion. This resulted primarily from net income of $370.1 million, a $486.0 million increase in accounts payable and accrued expenses, $418.1 million in non-cash depreciation and amortization expense, $68.4 million in stock-based compensation expense and a $50.2 million decrease in inventories; which were partially offset by $123.2 million in deferred income taxes and an $82.8 million increase in prepaid expenses and other current assets. The increase in accounts payable and accrued expenses was primarily driven by the timing of purchases and cash payments. The decrease in inventories was primarily a result of a continued focus on inventory management. The increase in prepaid expenses and other current assets was primarily due to increases in the deferred purchase price receivable under our asset-backed securitization programs due to higher levels of sales and the timing of cash funding provided by the unaffiliated conduits and financial institutions as well as an increase in advanced deposits.

Net cash used in investing activities for fiscal year 2013 was $1.4 billion. This consisted primarily of capital expenditures of $736.9 million principally for machinery and equipment for new business, particularly within our DMS segment and maintenance levels of machinery and equipment and $650.1 million of net cash paid for business acquisitions.

Net cash used in financing activities for fiscal year 2013 was $23.0 million. This resulted from our receipt of approximately $5.8 billion of proceeds from borrowings under existing debt agreements, which primarily included $5.4 billion of borrowings under the Amended and Restated Credit Facility and $362.4 million of borrowings under various credit facilities with foreign facilities. This was offset by repayments in an aggregate amount of approximately $5.6 billion during fiscal year 2013, which primarily included an aggregate of $5.2 billion of repayments under the Amended and Restated Credit Facility and approximately $370.4 million of repayments under various credit facilities with foreign subsidiaries. In addition, we paid $129.3 million to repurchase 7,342,904 of our common shares, $67.2 million in dividends to stockholders and $20.3 million to the IRS on behalf of certain employees to satisfy minimum tax obligations related to the vesting of certain restricted stock awards (as consideration for these payments to the IRS, we withheld $20.3 million of employee-owned common stock related to this vesting) during the fiscal year ended August 31, 2013.

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

We regularly sell designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program, a committed trade accounts receivable sale program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows. Discussion of each of the programs is included in the following paragraphs. In addition, refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs” to the Consolidated Financial Statements for further details on the programs.

a.	Asset-Backed Securitization Programs

We continuously sell designated pools of trade accounts receivable under our asset-backed securitization programs to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid from available cash as payments on the receivables are collected. Net cash proceeds up to a maximum of $300.0 million for the North American asset-backed securitization program, currently scheduled to expire on October 21, 2014, and $200.0 million for the foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, are available at any one time.

In connection with our asset-backed securitization programs, at August 31, 2013, we had sold $886.3 million of eligible trade accounts receivable, which represents the face amount of total sold outstanding receivables at that date. In exchange, we received cash proceeds of $345.1 million, and a deferred purchase price receivable. At August 31, 2013, the deferred purchase price receivable in connection with the asset-backed securitization programs totaled approximately $541.2 million. The deferred purchase price receivable was recorded initially at fair value as prepaid expenses and other current assets on the Consolidated Balance Sheets.

b.	Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, we transfer ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. In April 2013, the factoring agreement was extended through September 30, 2013, at which time it was automatically renewed for an additional six-month period.

During the fiscal year ended August 31, 2013, we sold $31.2 million of trade accounts receivable and received cash proceeds of $31.2 million.

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

During the fiscal year ended August 31, 2013, we sold $2.4 billion of trade accounts receivable under these programs and we received cash proceeds of $2.4 billion.

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2013 and 2012 are summarized below (in thousands):

	August 31, 2013	August 31, 2012
7.750% Senior Notes due 2016 (a)	$306,940	$305,221
8.250% Senior Notes due 2018 (b)	398,284	397,903
5.625% Senior Notes due 2020 (c)	400,000	400,000
4.700% Senior Notes due 2022 (d)	500,000	500,000
Borrowings under credit facilities (e)	200,000	8,000
Borrowings under loans (f)	58,447	55,870
Capital lease obligations (g)	35,468	166
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes (h)	6,823	9,197

Total notes payable, long-term debt and capital lease obligations	1,905,962	1,676,357
Less current installments of notes payable, long-term debt and capital lease obligations	215,536	18,031

Notes payable, long-term debt and capital lease obligations, less current installments	$1,690,426	$1,658,326

(a)	During the fourth quarter of fiscal year 2009, we issued the 7.750% Senior Notes at 96.1% of par, resulting in net proceeds of approximately $300.0 million. The 7.750% Senior Notes mature on July 15, 2016 and pay interest semiannually on January 15 and July 15. Also, the 7.750% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 7.750% Senior Notes upon a “change of control repurchase event.”

(b)	During the second and third quarters of fiscal year 2008, we issued $250.0 million and $150.0 million, respectively, of ten-year, unregistered 8.250% notes at 99.965% of par and 97.5% of par, respectively, resulting in net proceeds of approximately $245.7 million and $148.5 million, respectively. On July 18, 2008, we completed an exchange whereby all of the outstanding unregistered 8.250% Notes were exchanged for the 8.250% Senior Notes that are substantially identical to the unregistered notes except that the 8.250% Senior Notes are registered under the Securities Act and do not have any transfer restrictions, registration rights or rights to additional special interest.

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

(c)	During the first quarter of fiscal year 2011, we issued the 5.625% Senior Notes at par. The net proceeds from the offering of $400.0 million were used to fully repay the term portion of the Old Credit Facility and partially repay amounts outstanding under our foreign asset-backed securitization program. The 5.625% Senior Notes mature on December 15, 2020. Interest on the 5.625% Senior Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2011. The 5.625% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 5.625% Senior Notes upon a “change of control repurchase event.”
(d)	During the fourth quarter of fiscal year 2012, we issued the 4.700% Senior Notes at 99.992% of par. The net proceeds from the offering of $500.0 million were used to repay outstanding borrowings under our revolving Amended and Restated Credit Facility and for general corporate purposes. The 4.700% Senior Notes mature on September 15, 2022 and pay interest semiannually on March 15 and September 15 of each year, beginning on March 15, 2013. The 4.700% Senior Notes are our senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations. We are subject to covenants such as limitations on our and/or our subsidiaries’ ability to: consolidate or merge with, or convey, transfer or lease all or substantially all of our assets to, another person; create certain liens; enter into sale and leaseback transactions; create, incur, issue, assume or guarantee any funded debt (which only applies to our “restricted subsidiaries”); and guarantee any of our indebtedness (which only applies to our subsidiaries). We are also subject to a covenant requiring our repurchase of the 4.700% Senior Notes upon a “change of control repurchase event.”
(e)	As of August 31, 2013, six of our foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Four of the credit facilities are denominated in U.S. dollars, one is denominated in Brazilian reais and one is denominated in Taiwan new dollar. The credit facilities incur interest at fixed and variable rates ranging from 1.8% to 10.0%.

During the third quarter of fiscal year 2012, we entered into the Amended and Restated Credit Facility which provides for a revolving credit facility in the initial amount of $1.3 billion. The Amended and Restated Credit Facility may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on our non-credit enhanced long-term senior unsecured debt rating as determined by S&P and Moody’s. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. We, along with our subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt (as defined in the Amended and Restated Credit Facility agreement) and loss on sale of accounts receivables. In addition, we are subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.;

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

During fiscal year 2013, we borrowed $5.4 billion against the Amended and Restated Credit Facility under multiple draws and paid $5.2 billion under multiple payments. In addition, during the fourth quarter of fiscal year 2013, we borrowed $2.5 billion against the Amended and Restated Credit Facility under multiple draws and repaid $2.3 billion under multiple payments.

(f)	During the third quarter of fiscal year 2012, we entered into a master lease agreement with a variable interest entity (the “VIE”) whereby we sell to and subsequently lease back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, we hold a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by us. We are the primary beneficiary of the VIE as we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, we consolidate the financial statements of the VIE and eliminate all intercompany transactions. At August 31, 2013, the VIE had approximately $46.6 million of total assets, of which approximately $45.4 million was comprised of a note receivable due from us, and approximately $46.0 million of total liabilities, of which approximately $45.9 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $45.9 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to our general credit only in the event that we default on our obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2013, we have borrowings outstanding to fund working capital needs. These additional loans total approximately $12.1 million, of which $11.9 million are denominated in Euros and $0.2 million are denominated in U.S. dollars.

(g)	During the fourth quarter of fiscal year 2013, we acquired various capital lease obligations in connection with the acquisition of Nypro.
(h)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of our fair value hedges, see Note 12 - “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements

At August 31, 2013 and 2012, we were in compliance with all covenants under the Amended and Restated Credit Facility, respectively and our securitization programs.

Uses

On October 16, 2012, January 23, 2013 April 15, 2013, and July 18, 2013, our Board of Directors approved payment of a quarterly dividend of $0.08 per share to shareholders of record as of November 15, 2012, February 15, 2013, May 15, 2013, and August 15, 2013, respectively. Of the total cash dividend declared on October 16, 2012 of $17.0 million, $16.2 million was paid on December 3, 2012. Of the total cash dividend declared on January 23, 2013 of $17.0 million, $16.2 million was paid on March 1, 2013. Of the total cash dividend declared on April 15, 2013 of $17.0 million, $16.2 million was paid on June 3, 2013. Of the total cash dividend declared on July 18, 2013 of $17.0 million, $16.2 million was paid on September 3, 2013. The remaining $0.8 million that was not paid during each quarter is related to dividend equivalents on unvested restricted stock units that will be payable at the time the awards vest. We currently expect to continue to declare and pay regular quarterly dividends of an amount similar to our past declarations. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

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

At August 31, 2013, we had approximately $1.0 billion in cash and cash equivalents. As our growth remains predominantly outside of the United States, a significant portion of such cash and cash equivalents are held by our foreign subsidiaries. We estimate that approximately $742.7 million of the cash and cash equivalents held by our foreign subsidiaries could not be repatriated to the United States without potential income tax consequences.

At August 31, 2013, however, we intend to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $240.0 million to our U.S. operations. Therefore, we recorded a deferred tax liability of approximately $80.0 million based on the anticipated U.S. income taxes of the repatriation. We intend to indefinitely reinvest the remaining earnings from our foreign subsidiaries.

For discussion of our cash management and risk management policies see “Quantitative and Qualitative Disclosures About Market Risk.”

We currently anticipate that during the next 12 months, our capital expenditures will be in the range of $250.0 million to $350.0 million, principally for maintenance levels of machinery and equipment, information technology infrastructure upgrades and investments to support ongoing growth in our DMS operations. We believe that our level of resources, which include cash on hand, available borrowings under our revolving credit facilities, additional proceeds available under our trade accounts receivable securitization programs and committed trade accounts receivable sale program and potentially available under our uncommitted trade accounts receivable sale programs and funds provided by operations, will be adequate to fund these capital expenditures, the payment of any declared quarterly dividends and our working capital requirements for the next 12 months.

As discussed in Note 16 – “Business Acquisitions” to the Consolidated Financial Statements, we completed our acquisition of Nypro during the fourth quarter of fiscal year 2013 by acquiring 100% of the issued and outstanding common shares of Nypro for net aggregate consideration of $679.5 million, which was funded from available cash.

Our $300.0 million North American asset-backed securitization program is scheduled to expire on October 21, 2014 and our $200.0 million foreign asset-backed securitization program is scheduled to expire on May 15, 2015, and we may be unable to renew either of these. Our $200.0 million trade accounts receivable sale agreement is a committed facility that amended and restated an existing uncommitted facility during the first quarter of fiscal year 2013 to change the facility to a committed facility and to reduce the capacity from $250.0 million to $200.0 million. Our $200.0 million trade accounts receivable sale agreement was renewed during the third quarter of fiscal year 2013 and is scheduled to expire on November 30, 2013. Our $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. Our $40.0 million uncommitted trade accounts receivable sale program is scheduled to expire no later than June 1, 2015, though either party can elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days. We can offer no assurance under the uncommitted sales programs that if we attempt to sell receivables under such programs in the future that we will receive funding from the associated banks which would require us to utilize other available sources of liquidity, including our revolving credit facilities.

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

Contractual Obligations

Our contractual obligations for short and long-term debt arrangements and capital lease obligations; future interest on notes payable, long-term debt and capital lease obligations; future minimum lease payments under non-cancelable operating lease arrangements; non-cancelable purchase order obligations for property, plant and equipment; pension and postretirement contributions and payments and capital commitments as of August 31, 2013 are summarized below. While, as disclosed below, we have certain non-cancelable purchase order obligations for property, plant and equipment, we generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Non-cancelable purchase orders do not typically extend beyond the normal lead time of several weeks at most. Purchase orders beyond this time frame are typically cancelable.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Notes payable, long-term debt and capital lease obligations (a)	$1,899,139	$215,536	$331,016	$422,346	$930,241
Future interest on notes payable, long-term debt and capital lease obligations (b)	629,125	106,957	209,605	147,137	165,426
Operating lease obligations	408,152	89,451	117,522	78,573	122,606
Non-cancelable purchase order obligations (c)	162,699	159,904	2,795	—	—
Pension and postretirement contributions and payments (d)	19,013	5,260	2,043	2,682	9,028
Capital commitments (e)	1,500	1,500	—	—	—

Total contractual cash obligations (f)	$3,119,628	$578,608	$662,981	$650,738	$1,227,301

(a)	The above table excludes a $6.8 million fair value adjustment related to the former interest rate swap on the 7.750% Senior Notes.
(b)	Certain of our notes payable, long-term debt and capital lease obligations pay interest at variable rates. In the contractual obligations table above, we have elected to apply estimated interest rates to determine the value of these future interest payments.
(c)	Consists of purchase commitments entered into as of August 31, 2013 for property, plant and equipment pursuant to legally enforceable and binding agreements.
(d)	Includes the estimated company contributions to funded pension plans during fiscal year 2014 and the expected benefit payments for unfunded pension and postretirement plans from fiscal years 2014 through 2023. These future payments are not recorded on the Consolidated Balance Sheets but will be recorded as incurred.
(e)	During the first quarter of fiscal year 2009, we committed $10.0 million to an independent private equity limited partnership which invests in companies that address resource limits in energy, water and materials (commonly referred to as the “CleanTech” sector). Of that amount, we have invested $8.5 million as of August 31, 2013.
(f)	At August 31, 2013, we have $10.0 million and $80.4 million recorded as a current and a long-term liability, respectively, for uncertain tax positions. We are not able to reasonably estimate the timing of payments, or the amount by which our liability for these uncertain tax positions will increase or decrease over time, and accordingly, this liability has been excluded from the above table.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, intercompany transactions and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. We do not, and do not intend to use derivative financial instruments for speculative purposes. All derivative instruments are recorded on our Consolidated Balance Sheets at their respective fair values. At August 31, 2013, except for certain foreign currency contracts with a notional amount outstanding of $591.7 million and a fair value of $4.4 million recorded in prepaid expenses and other current assets and $4.5 million recorded in other accrued expenses, we have elected not to prepare and maintain the documentation required for the transactions to qualify as accounting hedges and, therefore, changes in fair value are recorded within our Consolidated Statements of Operations.

The aggregate notional amount of outstanding contracts at August 31, 2013 that do not qualify as accounting hedges was $1.3 billion. The fair value of these contracts amounted to a $7.1 million asset recorded in prepaid expenses and other current assets and a $5.0 million liability recorded to other accrued expenses on our Consolidated Balance Sheets.

The forward contracts (both those that are designated as accounting hedging instruments and those that are not) will generally expire in less than three months, with thirteen months being the maximum term of the contracts outstanding at August 31, 2013. The change in fair value related to contracts designated as accounting hedging instruments will be reflected in the net revenue or expense line in which the underlying transaction occurs within our Consolidated Statements of Operations. The change in fair value related to contracts not designated as accounting hedging instruments will be reflected in cost of revenue within our Consolidated Statements of Operations. The forward contracts are denominated in Brazilian reais, British pounds, Canadian dollars, Chinese yuan renminbi, Euros, Hungarian forints, Indian rupees, Japanese yen, Malaysian ringgits, Mexican pesos, Polish zlotys, Russian rubles, Singapore dollar, Swedish kronor, Taiwan dollars and U.S. dollars.

Based on our overall currency rate exposures as of August 31, 2013, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, an immediate 10% hypothetical change of foreign currency exchange rates would not have a material effect on our Consolidated Financial Statements.

Interest Rate Risk

A portion of our exposure to market risk for changes in interest rates relates to our domestic investment portfolio. We do not, and do not intend to, use derivative financial instruments for speculative purposes. We place cash and cash equivalents with various major financial institutions. We protect our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate these risks by generally investing in investment grade securities and by frequently positioning the portfolio to try to respond appropriately to a reduction in credit rating of any investment issuer, guarantor or depository to levels below the credit ratings dictated by our investment policy. The portfolio typically includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. At August 31, 2013, there were no significant outstanding investments.

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

During the fourth quarter of fiscal year 2011, we terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. At August 31, 2013, the hedge accounting adjustment recorded is $6.8 million in the Consolidated Balance Sheets.

We pay interest on several of our outstanding borrowings at interest rates that fluctuate based upon changes in various base interest rates. There were $200.0 million in borrowings outstanding under these facilities at August 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 — “Notes Payable, Long-Term Debt and Capital Lease Obligations” to the Consolidated Financial Statements for additional information regarding our outstanding debt obligations. The effect of an immediate hypothetical 10% change in variable interest rates would not have a material effect on our Consolidated Financial Statements.

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

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”) as of August 31, 2013. Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our senior management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

We assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. Management’s report on internal control over financial reporting as of August 31, 2013 is incorporated herein at Item 15. Ernst & Young LLP, our independent registered certified public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of August 31, 2013, which is incorporated herein at Item 15.

(c) Changes in Internal Control over Financial Reporting

For our fiscal quarter ended August 31, 2013, we did not identify any modifications to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. On July 1, 2013, we acquired Nypro. In accordance with the SEC guidance, the scope of our evaluation of internal controls over financial reporting as of August 31, 2013 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Nypro and the entities that it directly or indirectly owns represent 13.7% of our total consolidated assets at August 31, 2013 and net revenue generated by Nypro and the entities that it directly or indirectly owns subsequent to the date of acquisition represent 1.0% of our consolidated net revenue for the fiscal year ended August 31, 2013. From the acquisition date to August 31, 2013, the processes and systems of Nypro’s acquired operations did not significantly impact our internal control over financial reporting.

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

Directors, Audit Committee and Audit Committee Financial Expert

Information regarding our directors, audit committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1 - Election of Directors” and “Corporate Governance and Board of Directors Matters” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2013.

Executive Officers

Information regarding our executive officers is included in Item 1 of Part I of this Report under the heading “Executive Officers of the Registrant” and is incorporated into this item by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16 (a) of the Exchange Act is hereby incorporated herein by reference from the section entitled “Beneficial Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2013.

Codes of Ethics

We have adopted a senior code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. We have also adopted a general code of business conduct and ethics that applies to all of our directors, officers and employees. These codes are posted on our website in the investor relations section at http://www.jabil.com. Stockholders may request a free copy of either of such items in print form from:

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

Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Compensation Discussion & Analysis” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Beneficial Ownership – Share Ownership by Principal Stockholders and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2013.

The following table sets forth certain information relating to our equity compensation plans as of August 31, 2013.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Plans approved by security holders:
1992 Stock Option Plan	—		$—	NA
2002 Stock Incentive Plan	7,779,468	(1)	$26.33	NA
2002 CSOP Plan	21,379		$26.14	NA
2002 FSOP Plan	56,130		$24.36	NA
2011 Stock Award and Incentive Plan	—		NA	12,011,073
2002 Employee Stock Purchase Plan	NA		NA	NA
2011 Employee Stock Purchase Plan	NA		NA	4,342,711
Restricted Stock Awards	11,335,192	(2)	NA	NA

Subtotal	19,192,169			16,353,784

Plans not approved by security holders:	—		—	—

Subtotal	—			—

Total	19,192,169			16,353,784

(1)	Amount reflects the number of shares of securities to be issued upon exercise of outstanding options, warrants and rights.
(2)	Amount reflects the number of shares issuable upon vesting of restricted stock awards granted under the 2002 Stock Incentive Plan and 2011 Stock Award and Incentive Plan, which represents the maximum number of shares that can vest based on the achievement of certain performance criteria.
(3)	The weighted-average exercise price does not take into account the shares issuable upon vesting of restricted stock awards and restricted stock unit awards, which are not options, warrants or rights and have no exercise price.
(4)	All of the shares available for future issuance under the 2011 Stock Award and Incentive Plan may be issued in connection with options, warrants, rights, restricted stock or other stock-based awards.

See Note 10 – “Stockholders’ Equity” to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Related Party Transactions - Certain Related Party Transactions” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended August 31, 2013.

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Ratification of Appointment of Independent Registered Certified Public Accounting Firm – Principal Accounting Fees and Services” and “– Policy on Audit Committee Pre-Approval of Audit, Audit Related and Permissible Non-Audit Services” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with SEC within 120 days after the end of our fiscal year ended August 31, 2013.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. Our consolidated financial statements, and related notes thereto, with the independent registered certified public accounting firm reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 57 of this report.

2.	Financial Statement Schedule. Our financial statement schedule is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 57 of this report. This financial statement schedule should be read in conjunction with our consolidated financial statements, and related notes thereto.

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. Management based this assessment on the framework as established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the effectiveness of its internal control over financial reporting.

The Securities and Exchange Commission’s (“SEC”) general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not an adequate amount of time between the acquisition date and the date of assessment. During the fourth quarter of fiscal year 2013, the Company completed its acquisition of Nypro Inc. (“Nypro”). In accordance with the SEC guidance, the scope of management’s evaluation of internal controls over financial reporting as of August 31, 2013 did not include the internal control over financial reporting of these acquired operations. Assets acquired from Nypro and the entities that it directly or indirectly owns represent 13.7% of the Company’s total consolidated assets at August 31, 2013 and net revenue generated by Nypro and the entities that it directly or indirectly owns subsequent to the date of acquisition represents 1.0% of the Company’s consolidated net revenue for the fiscal year ended August 31, 2013. As part of the Company’s acquisition of Nypro, it continues to evaluate Nypro’s internal controls over financial reporting. From the acquisition date to August 31, 2013, the processes and systems of Nypro’s acquired operations did not significantly impact the Company’s internal control over financial reporting.

Based on this assessment, management has concluded that, as of August 31, 2013, the Company maintained effective internal control over financial reporting.

Ernst & Young LLP, the Company’s independent registered certified public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting which follows this report.

October 28, 2013

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Jabil Circuit, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nypro, Inc. (Nypro), which is included in the fiscal 2013 consolidated financial statements of Jabil Circuit, Inc. and subsidiaries and constituted 13.7% and 0.5% of total and net assets, respectively, as of August 31, 2013 and 1.0% and (2.4%) of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Jabil Circuit, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Nypro.

In our opinion, Jabil Circuit, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2013, of Jabil Circuit, Inc. and subsidiaries and our report dated October 28, 2013 expressed an unqualified opinion thereon.

Tampa, Florida

October 28, 2013

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Stockholders of

Jabil Circuit, Inc.

We have audited the accompanying consolidated balance sheets of Jabil Circuit, Inc. and subsidiaries as of August 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jabil Circuit, Inc. and subsidiaries at August 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jabil Circuit, Inc. and subsidiaries’ internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 28, 2013, expressed an unqualified opinion thereon.

Tampa, Florida

October 28, 2013

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	August 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,011,373	$1,217,256
Accounts receivable, net of allowance for doubtful accounts	1,281,425	1,125,015
Inventories	2,302,155	2,268,949
Prepaid expenses and other current assets	1,165,984	989,326
Income taxes receivable	13,048	10,949
Deferred income taxes	46,260	27,833

Total current assets	5,820,245	5,639,328
Property, plant and equipment, net of accumulated depreciation	2,395,598	1,779,155
Goodwill	436,205	95,018
Intangible assets, net of accumulated amortization	304,230	119,053
Deferred income taxes	94,069	73,411
Other assets	103,434	97,176

Total assets	$9,153,781	$7,803,141

LIABILITIES AND EQUITY
Current liabilities:
Current installments of notes payable, long-term debt and capital lease obligations	$215,536	$18,031
Accounts payable	3,301,235	2,992,865
Accrued compensation and employee benefits	437,587	296,889
Other accrued expenses	863,491	511,591
Income taxes payable	40,332	35,665
Deferred income taxes	6,253	3,955

Total current liabilities	4,864,434	3,858,996
Notes payable, long-term debt and capital lease obligations, less current installments	1,690,426	1,658,326
Other liabilities	89,813	85,714
Income tax liabilities	80,368	68,525
Deferred income taxes	73,173	24,245

Total liabilities	6,798,214	5,695,806

Commitments and contingencies
Equity:
Jabil Circuit, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value, authorized 500,000,000 shares; 237,732,562 and 232,069,203 shares issued and 203,164,870 and 206,028,577 shares outstanding at August 31, 2013 and August 31, 2012, respectively	238	232
Additional paid-in capital	1,853,409	1,752,847
Retained earnings	1,071,175	766,934
Accumulated other comprehensive income	81,248	106,275
Treasury stock at cost, 34,567,692 and 26,040,626 shares at August 31, 2013 and August 31, 2012, respectively	(670,783)	(521,231)

Total Jabil Circuit, Inc. stockholders’ equity	2,335,287	2,105,057
Noncontrolling interests	20,280	2,278

Total equity	2,355,567	2,107,335

Total liabilities and equity	$9,153,781	$7,803,141

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share data)

	Fiscal Year Ended August 31,
	2013	2012	2011
Net revenue	$18,336,894	$17,151,941	$16,518,827
Cost of revenue	16,977,032	15,842,896	15,264,257

Gross profit	1,359,862	1,309,045	1,254,570
Operating expenses:
Selling, general and administrative	688,752	644,452	590,572
Research and development	28,468	25,837	25,034
Amortization of intangibles	16,154	16,825	22,051
Restructuring and related charges	89,453	—	628
Impairment of notes receivable and related charges	25,597	—	—
Settlement of receivables and related charges	—	—	13,607
Loss on disposal of subsidiaries	—	—	23,944

Operating income	511,438	621,931	578,734
Other expense	6,213	8,943	2,986
Interest income	(1,901)	(2,041)	(3,132)
Interest expense	121,062	106,129	97,693

Income before income tax	386,064	508,900	481,187
Income tax expense	15,973	112,811	98,229

Net income	370,091	396,089	382,958
Net (loss) income attributable to noncontrolling interests, net of income tax expense	(1,391)	1,402	1,895

Net income attributable to Jabil Circuit, Inc.	$371,482	$394,687	$381,063

Earnings per share attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.83	$1.91	$1.78

Diluted	$1.79	$1.87	$1.73

Weighted average shares outstanding:
Basic	203,096	206,160	214,502

Diluted	207,815	211,181	220,719

Cash dividends declared per share	$0.32	$0.32	$0.28

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended August 31,
	2013	2012	2011
Net income	$370,091	$396,089	$382,958

Other comprehensive income:
Foreign currency translation adjustment	(23,522)	(79,323)	60,026
Changes in fair value of derivative instruments, net of tax	(182)	2,637	4,260
Reclassification of net losses realized and included in net income related to derivative instruments, net of tax	2,285	1,382	654
Actuarial (loss) gains, net of tax	(4,475)	(13,094)	7,709
Prior service cost, net of tax	867	(33)	(5)

Total other comprehensive (loss) income	(25,027)	(88,431)	72,644

Comprehensive income	$345,064	$307,658	$455,602
Comprehensive (loss) income attributable to noncontrolling interests	(1,391)	1,402	1,895

Comprehensive income attributable to Jabil Circuit, Inc.	$346,455	$306,256	$453,707

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Jabil Circuit, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par Value
Balance at August 31, 2010	210,496,989	$220	$1,541,507	$123,303	$122,062	$(209,046)	$14,726	$1,592,772

Shares issued upon exercise of stock options	1,425,210	1	20,522	—	—	—	—	20,523
Shares issued under employee stock purchase plan	824,913	2	11,119	—	—	—	—	11,121
Vesting of restricted stock awards	2,870,974	2	(2)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(681,446)	—	—	—	—	(9,763)	—	(9,763)
Treasury shares purchased	(11,520,137)	—	—	—	—	(200,226)	—	(200,226)
Recognition of stock-based compensation	—	—	76,205	—	—	—	—	76,205
Excess tax benefit of stock awards	—	—	80	—	—	—	—	80
Declared dividends	—	—	—	(62,573)	—	—	—	(62,573)
Comprehensive income	—	—	—	381,063	72,644	—	1,895	455,602
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	82	82

Balance at August 31, 2011	203,416,503	$225	$1,649,431	$441,793	$194,706	$(419,035)	$16,703	$1,883,823

Shares issued upon exercise of stock options	959,796	1	13,246	—	—	—	—	13,247
Shares issued under employee stock purchase plan	754,598	1	12,753	—	—	—	—	12,754
Vesting of restricted stock awards	5,700,819	5	(5)	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,590,721)	—	—	—	—	(31,205)	—	(31,205)
Treasury shares purchased	(3,212,418)	—	—	—	—	(70,991)	—	(70,991)
Recognition of stock-based compensation	—	—	81,255	—	—	—	—	81,255
Excess tax benefit of stock awards	—	—	825	—	—	—	—	825
Declared dividends	—	—	—	(69,213)	—	—	—	(69,213)
Comprehensive income	—	—	—	394,687	(88,154)	—	1,402	307,935
Declared dividends to noncontrolling interests	—	—	—	(333)	—	—	—	(333)
Purchase of noncontrolling interests	—	—	(4,658)	—	(277)	—	(15,566)	(20,501)
Capital contribution of noncontrolling interests	—	—	—	—	—	—	300	300
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	(561)	(561)

Balance at August 31, 2012	206,028,577	$232	$1,752,847	$766,934	$106,275	$(521,231)	$2,278	$2,107,335

Shares issued upon exercise of stock options	256,419	5	3,361	—	—	—	—	3,366
Shares issued under employee stock purchase plan	902,691	1	14,918	—	—	—	—	14,919
Vesting of restricted stock awards	4,504,249	—	—	—	—	—	—	—
Purchases of treasury stock under employee stock plans	(1,184,162)	—	—	—	—	(20,290)	—	(20,290)
Treasury shares purchased	(7,342,904)	—	—	—	—	(129,262)	—	(129,262)
Recognition of stock-based compensation	—	—	67,824	—	—	—	—	67,824
Excess tax benefit of stock awards	—	—	14,459	—	—	—	—	14,459
Declared dividends	—	—	—	(67,241)	—	—	—	(67,241)
Comprehensive income	—	—	—	371,482	(25,027)	—	(1,391)	345,064
Acquisition of noncontrolling interests	—	—	—	—	—	—	36,548	36,548
Purchase of noncontrolling interests	—	—	—	—	—	—	(17,500)	(17,500)
Capital contribution of noncontrolling interests	—	—	—	—	—	—	316	316
Foreign currency adjustments attributable to noncontrolling interests	—	—	—	—	—	—	29	29

Balance at August 31, 2013	203,164,870	$238	$1,853,409	$1,071,175	$81,248	$(670,783)	$20,280	$2,355,567

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended August 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$370,091	$396,089	$382,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418,117	353,492	319,179
Recognition of stock-based compensation expense	68,383	81,405	76,230
Deferred income taxes	(123,165)	(9,201)	2,266
Impairment of notes receivable and related charges	25,597	—	—
Excess tax benefit related to stock awards	(14,605)	(885)	(180)
Loss on disposal of subsidiaries	—	—	23,944
Settlement of receivables and related charges	—	—	12,673
Other, net	12,616	25,563	10,718
Change in operating assets and liabilities, exclusive of net assets acquired:
Accounts receivable	750	(22,626)	48,232
Inventories	50,229	(53,268)	(158,545)
Prepaid expenses and other current assets	(82,756)	(141,526)	(212,265)
Other assets	(5,025)	(2,745)	3,205
Accounts payable and accrued expenses	485,972	21,955	305,814
Income taxes payable	7,685	(14,027)	13,780

Net cash provided by operating activities	1,213,889	634,226	828,009

Cash flows from investing activities:
Acquisition of property, plant and equipment	(736,858)	(497,697)	(458,989)
Cash paid for business and intangible asset acquisitions, net of cash acquired	(650,054)	(125,098)	3,985
Proceeds from sale of property, plant and equipment	15,792	16,408	23,483
Proceeds from disposal of available for sale investments	—	—	5,800
Cost of receivables acquired, net of cash collections	—	517	(557)
Investments in non-marketable equity securities	(3,342)	—	—

Net cash used in investing activities	(1,374,462)	(605,870)	(426,278)

Cash flows from financing activities:
Borrowings under debt agreements	5,764,400	9,233,414	7,572,157
Payments toward debt agreements	(5,586,738)	(8,748,420)	(7,586,754)
Payments to acquire treasury stock	(129,262)	(70,991)	(200,226)
Dividends paid to stockholders	(67,181)	(65,240)	(60,411)
Dividends paid to noncontrolling interest	—	(333)	—
Net proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	18,285	26,003	31,644
Debt issuance costs	—	(6,254)	(14,549)
Treasury stock minimum tax withholding related to vesting of restricted stock	(20,290)	(31,205)	(9,763)
Cash paid to purchase noncontrolling interest	(17,500)	(20,501)	—
Excess tax benefit related to stock awards	14,605	885	180
Capital contribution to noncontrolling interest	316	—	—
Bank overdraft	372	—	—

Net cash (used in) provided by financing activities	(22,993)	317,358	(267,722)

Effect of exchange rate changes on cash and cash equivalents	(22,317)	(17,069)	10,273

Net (decrease) increase in cash and cash equivalents	(205,883)	328,645	144,282
Cash and cash equivalents at beginning of fiscal year	1,217,256	888,611	744,329

Cash and cash equivalents at end of fiscal year	$1,011,373	$1,217,256	$888,611

Supplemental disclosure information:
Interest paid, net of capitalized interest	$102,614	$95,488	$84,956

Income taxes paid, net of refunds received	$128,780	$139,094	$81,228

See accompanying notes to Consolidated Financial Statements.

JABIL CIRCUIT, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Jabil Circuit, Inc. (together with its subsidiaries, herein referred to as the “Company”) is an independent provider of electronic manufacturing services and solutions. The Company provides comprehensive electronics design, production and product management services to companies in the aerospace, automotive, computing, consumer, defense, healthcare, industrial, instrumentation, medical, networking, packaging, peripherals, solar, storage and telecommunications industries. The Company’s services combine a highly automated, continuous flow manufacturing approach with advanced electronic design and design for manufacturability technologies. The Company is headquartered in St. Petersburg, Florida and has manufacturing operations in the Americas, Europe and Asia.

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

c. Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for consolidated financial statement purposes. Cash equivalents consist of investments in money market funds with original maturities of 90 days or less. At August 31, 2013 and 2012 there were $6.5 million and $374.3 million of cash equivalents, respectively. Management considers the carrying value of cash and cash equivalents to be a reasonable approximation of fair value given the short-term nature of these financial instruments.

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

e. Property, Plant and Equipment, net

Property, plant and equipment is capitalized at cost and depreciated using the straight-line depreciation method over the estimated useful lives of the respective assets. Estimated useful lives for major classes of depreciable assets are as follows:

Asset Class	Estimated Useful Life
Buildings	Up to 35 years
Leasehold improvements	Shorter of lease term or useful life of the improvement
Machinery and equipment	5 to 10 years
Furniture, fixtures and office equipment	5 years
Computer hardware and software	3 to 7 years
Transportation equipment	3 years

Certain equipment held under capital leases is classified as property, plant and equipment and the related obligation is recorded as notes payable, long-term debt and capital lease obligations on the Consolidated Balance Sheets. Amortization of assets held under capital leases is included in depreciation expense in the Consolidated Statements of Operations. Maintenance and repairs are expensed as they are incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations as a component of operating income.

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

g. Impairment of Long-lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of the asset or asset group is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. If the carrying amount of an asset or asset group is not recoverable, the Company recognizes an impairment loss based on the excess of the carrying amount of the long-lived asset or asset group over its respective fair value which is generally determined as the present value of estimated future cash flows or as the appraised value.

h. Revenue Recognition

The Company’s net revenue is principally from the manufacturing services of electronic equipment built to customer specifications. The Company also derives revenue to a lesser extent from aftermarket services, design services and excess inventory sales. Revenue from manufacturing services and excess inventory sales is generally recognized, net of estimated product return costs, when goods are shipped; title and risk of ownership have passed; the price to the buyer is fixed or determinable; and collectability is reasonably assured. Aftermarket service related revenue is generally recognized upon completion of the services. Design service related revenue is generally recognized upon completion and acceptance by the respective customer. The Company generally assumes no significant obligations after product shipment. Taxes that are collected from the Company’s customers and remitted to governmental authorities are presented within the Company’s Consolidated Statement of Operations on a net basis.

i. Accounts Receivable

Accounts receivable consist of trade receivables, notes receivable and miscellaneous receivables. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debts are charged to this allowance after all attempts to collect the balance are exhausted. Allowances of $2.7 million and $3.2 million were recorded at August 31, 2013 and 2012, respectively. As the financial condition and circumstances of the Company’s customers change, adjustments to the allowance for doubtful accounts are made as necessary.

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

k. Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except per share data).

	Fiscal Year Ended August 31,
	2013	2012	2011
Numerator:
Net income attributable to Jabil Circuit, Inc.	$371,482	$394,687	$381,063

Denominator for basic and diluted earnings per share:
Weighted-average common shares outstanding	203,096	206,160	212,386
Share-based payment awards classified as participating securities	—	—	2,116

Denominator for basic earnings per share	203,096	206,160	214,502

Dilutive common shares issuable under the employee stock purchase plan and upon exercise of stock options and stock appreciation rights	33	315	872
Dilutive unvested restricted stock awards	4,686	4,706	5,345

Denominator for diluted earnings per share	207,815	211,181	220,719

Earnings per share: Income attributable to the stockholders of Jabil Circuit, Inc.:
Basic	$1.83	$1.91	$1.78

Diluted	$1.79	$1.87	$1.73

For fiscal year 2013, options to purchase 3,664,364 shares of common stock and 4,485,266 stock appreciation rights were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable, accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. Refer to Note 2 – “Trade Accounts Receivable Securitization and Sale Programs”, Note 7 – “Notes Payable, Long-Term Debt and Capital Lease Obligations”, Note 8 – “Postretirement and Other Employee Benefits”, Note 12 –“Derivative Financial Instruments and Hedging Activities” and Note 15 – “Loss on Disposal of Subsidiaries” for disclosure surrounding the fair value of the Company’s deferred purchase price receivables, debt obligations, pension plan assets, derivative financial instruments and notes receivable, respectively.

n. Stock-Based Compensation

The Company recognizes stock-based compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting period for outstanding stock awards. The Company recorded $68.4 million, $81.4 million and $76.2 million of stock-based compensation expense gross of tax effects, which is included in selling, general and administrative expenses within the Consolidated Statements of Operations for fiscal years 2013, 2012, and 2011, respectively. The Company recorded an additional tax (expense) benefit related to the stock-based compensation expense of $(0.1) million, $1.4 million and $1.2 million, which is included in income tax expense within the Consolidated Statements of Operations for fiscal years 2013, 2012, and 2011, respectively. Included in the compensation expense recognized by the Company is $4.4 million, $4.4 million and $3.8 million related to the Company’s employee stock purchase plan (“ESPP”) during fiscal years 2013, 2012, and 2011, respectively. The Company capitalizes stock-based compensation costs related to awards granted to employees whose compensation costs are directly attributable to the cost of inventory. At August 31, 2013 and 2012, $0.3 million of stock-based compensation costs were classified as inventories on the Consolidated Balance Sheets.

Cash received from exercises under all share-based payment arrangements, including the Company’s ESPP, for fiscal years 2013, 2012, and 2011 was $18.3 million, $26.0 million and $31.6 million, respectively. The proceeds for fiscal years 2013, 2012, and 2011 were offset by $20.3 million, $31.2 million and $9.8 million, respectively, of restricted shares withheld by the Company to satisfy the minimum amount of its income tax withholding requirements. The fair value of the restricted shares withheld was determined on the date that the restricted shares vested and resulted in the withholding of 1,184,162 shares, 1,590,721 shares and 681,446 shares of the Company’s common stock during the 12 months ended August 31, 2013, 2012, and 2011, respectively. The shares have been classified as treasury stock on the Consolidated Balance Sheets. The Company currently expects to satisfy share-based awards with registered shares available to be issued.

See Note 10 – “Stockholders’ Equity” for further discussion of stock-based compensation expense.

o. Comprehensive Income

Comprehensive income is the changes in equity of an enterprise except those resulting from stockholder transactions.

Accumulated other comprehensive income consists of the following (in thousands):

	August 31,
	2013	2012
Foreign currency translation adjustment	$125,594	$149,116
Unrecognized losses on derivative instruments, net of tax	(5,050)	(7,153)
Actuarial loss, net of tax	(40,258)	(35,783)
Prior service cost, net of tax	962	95

	$81,248	$106,275

The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2013 are net of a tax benefit (loss) of $6.9 million and $(0.3) million, respectively. The actuarial loss and prior service cost recorded to accumulated other comprehensive income at August 31, 2012 are net of a tax benefit (loss) of $6.2 million and $(32.0) thousand, respectively. The unrecognized losses on derivative instruments recorded to accumulated other comprehensive income during fiscal years 2013 and 2012 are net of tax benefits of $14.1 million and $14.8 million, respectively.

p. Derivative Instruments

All derivative instruments are recorded gross on the Consolidated Balance Sheets at their respective fair values. The Company does not intend to use derivative financial instruments for speculative purposes. Generally, if a derivative instrument is designated as a cash flow hedge, the change in the fair value of the derivative is recorded in other comprehensive income to the extent the derivative is effective, and recognized in the Consolidated Statement of Operations when the hedged item affects earnings. If a derivative instrument is designated as a fair value hedge, the change in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Changes in fair value of derivatives that are not designated as hedges are recorded in earnings. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the Consolidated Statements of Cash Flows. Refer to Note 12 – “Derivative Financial Instruments and Hedging Activities” for further discussion surrounding the Company’s derivative instruments.

2. Trade Accounts Receivable Securitization and Sale Programs

The Company regularly sells designated pools of trade accounts receivable under two asset-backed securitization programs, a factoring program, a committed trade accounts receivable sale program and two uncommitted trade accounts receivable sale programs (collectively referred to herein as the “programs”). The Company continues servicing the receivables sold and in exchange receives a servicing fee under each of the programs. Servicing fees related to each of the programs recognized during the fiscal years ended August 31, 2013, 2012 and 2011, were not material. The Company does not record a servicing asset or liability on the Consolidated Balance Sheets as the Company estimates that the fee it receives to service these receivables approximates the fair market compensation to provide the servicing activities.

Transfers of the receivables under the programs are accounted for as sales and, accordingly, net receivables sold under the programs are excluded from accounts receivable on the Consolidated Balance Sheets and are reflected as cash provided by operating activities on the Consolidated Statements of Cash Flows.

a. Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade accounts receivable under its North American asset-backed securitization program, currently scheduled to expire on October 21, 2014, and its foreign asset-backed securitization program, currently scheduled to expire on May 15, 2015, (collectively referred to herein as the “asset-backed securitization programs”) to special purpose entities, which in turn sell 100% of the receivables to conduits administered by unaffiliated financial institutions (for the North American asset-backed securitization program) and an unaffiliated financial institution (for the foreign asset-backed securitization program). The special purpose entity in the North American asset-backed securitization program is a wholly-owned subsidiary of the Company. The special purpose entity in the foreign asset-backed securitization program is a separate bankruptcy-remote entity whose assets would be first available to satisfy the creditor claims of the unaffiliated financial institution. The Company is deemed the primary beneficiary of this special purpose entity as the Company has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive the benefits that could potentially be significant to the entity from the transfer of the trade accounts receivable into the special purpose entity. Accordingly, the special purpose entities associated with these asset-backed securitization programs are included in the Company’s Consolidated Financial Statements. Any portion of the purchase price for the receivables which is not paid in cash upon the sale taking place is recorded as a deferred purchase price receivable, which is paid as payments on the receivables are collected. Net cash proceeds of up to a maximum of $300.0 million for the North American asset-backed securitization program and $200.0 million for the foreign asset-backed securitization program are available at any one time.

In connection with the asset-backed securitization programs, the Company sold $9.0 billion, $8.4 billion and $6.7 billion of eligible trade accounts receivable during the fiscal years ended August 31, 2013, 2012 and 2011, respectively. In exchange, the Company received cash proceeds of $8.5 billion, $8.0 billion and $6.3 billion during the fiscal years ended August 31, 2013, 2012 and 2011, respectively (of which approximately $54.2 million, $0 and $14.1 million, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers), and a deferred purchase price receivable. At August 31, 2013, 2012 and 2011, the deferred purchase price receivable recorded in connection with the asset-backed securitization programs totaled approximately $541.2 million, $477.5 million and $439.1 million, respectively. Prior to the amendments that were effective during the first quarter of fiscal year 2011 for the North American asset-backed securitization program and during the third quarter of fiscal year 2011 for the foreign asset-backed securitization program, the asset-backed securitization programs were accounted for as secured borrowings. As such, the Company recorded interest expense of $1.4 million in the Consolidated Statement of Operations for the fiscal year ended August 31, 2011. The asset-backed securitization programs require compliance with several covenants. The North American asset-backed securitization program covenants include compliance with the Amended and Restated Credit Facility’s interest coverage ratio and debt to EBITDA ratio. The foreign asset-backed securitization program covenants include limitations on certain corporate actions such as mergers and consolidations.

The Company recognized pretax losses on the sales of receivables under the asset-backed securitization programs of approximately $4.3 million, $5.6 million and $3.4 million during the fiscal years ended August 31, 2013, 2012 and 2011, respectively, which are recorded to other expense within the Consolidated Statements of Operations.

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

b. Trade Accounts Receivable Factoring Agreement

In connection with a factoring agreement, the Company transfers ownership of eligible trade accounts receivable of a foreign subsidiary without recourse to a third party purchaser in exchange for cash. Proceeds from the transfer reflect the face value of the account less a discount. The discount is recorded as a loss to other expense within the Consolidated Statements of Operations in the period of the sale. In April 2013, the factoring agreement was extended through September 30, 2013, at which time it was automatically renewed for an additional six-month period.

The Company sold $31.2 million, $76.0 million and $68.5 million of trade accounts receivable during fiscal years 2013, 2012 and 2011, respectively, and in exchange, received cash proceeds of $31.2 million, $76.0 million and $68.4 million, respectively. The resulting losses on the sales of trade accounts receivables sold under this factoring agreement for fiscal years 2013, 2012 and 2011 were not material, and were recorded to other expense within the Consolidated Statements of Operations.

c. Trade Accounts Receivable Sale Programs

In connection with three separate trade accounts receivable sale agreements with unaffiliated financial institutions, the Company may elect to sell, at a discount, on an ongoing basis, up to a maximum of $200.0 million, $150.0 million and $40.0 million, respectively, of specific trade accounts receivable at any one time. The $200.0 million trade accounts receivable sale agreement is a committed facility that amended and restated a previously existing uncommitted facility during the first quarter of fiscal year 2013 to change the facility to a committed facility and to reduce the capacity from $250.0 million to $200.0 million. The $200.0 million trade accounts receivable sale agreement was renewed during the third quarter of fiscal year 2013 and is scheduled to expire on November 30, 2013. The $150.0 million trade accounts receivable sale agreement is an uncommitted facility that was entered into during the first quarter of fiscal year 2013 and is scheduled to expire on November 28, 2013. The $40.0 million trade accounts receivable sale agreement is an uncommitted facility scheduled to expire no later than June 1, 2015, though either party may elect to cancel the agreement by giving prior written notification to the other party of no less than 30 days.

During fiscal years 2013, 2012 and 2011, the Company sold $2.4 billion, $2.1 billion and $2.4 billion of trade accounts receivable under these programs, respectively. In exchange, the Company received cash proceeds of $2.4 billion, $2.1 billion and $2.4 billion, respectively. The resulting losses on the sales of trade accounts receivable during fiscal years 2013, 2012 and 2011 were not material and were recorded to other expense within the Consolidated Statements of Operations.

3. Inventories

Inventories consist of the following (in thousands):

	August 31,
	2013	2012
Raw materials	$1,412,948	$1,534,182
Work in process	548,096	444,721
Finished goods	341,111	290,046

	$2,302,155	$2,268,949

4. Income Taxes

a. Provision for Income Taxes

Income (loss) before income tax expense and noncontrolling interests is summarized below (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
U.S.	$(117,312)	$(147,567)	$(112,705)
Non-U.S.	503,376	656,467	593,892

	$386,064	$508,900	$481,187

Income tax expense (benefit) is summarized below (in thousands):

Fiscal Year Ended August 31,		Current	Deferred	Total
2013:	U.S. – Federal	$4,762	$(108,779)	$(104,017)
	U.S. – State	567	3,391	3,958
	Non-U.S.	136,602	(20,570)	116,032

		$141,931	$(125,958)	$15,973

2012:	U.S. – Federal	$2,240	$2,172	$4,412
	U.S. – State	279	462	741
	Non-U.S.	125,646	(17,988)	107,658

		$128,165	$(15,354)	$112,811

2011:	U.S. – Federal	$(8,937)	$4,123	$(4,814)
	U.S. – State	1,103	97	1,200
	Non-U.S.	102,826	(983)	101,843

		$94,992	$3,237	$98,229

Reconciliations of the income tax expense at the U.S. federal statutory income tax rate compared to the actual income tax expense are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Tax at U.S. federal statutory income tax rate (35%)	$135,122	$178,115	$168,416
State income taxes, net of federal tax benefit	(6,285)	(4,013)	(2,688)
Impact of foreign tax rates	(141,443)	(116,198)	(94,392)
Permanent impact of non-deductible cost	13,212	2,147	4,639
Income tax credits	(8,643)	(13,125)	(38,707)
Changes in tax rates on deferred tax assets and liabilities	7,416	(9,048)	10,147
Valuation allowance	(47,294)	57,743	17,277
Non-deductible equity compensation	21,410	6,655	7,581
Impact of intercompany charges	30,106	1,742	12,658
Other, net	12,372	8,793	13,298

Total income tax expense	$15,973	$112,811	$98,229

The valuation allowance decrease from the previous period is primarily related to a $104.0 million partial release of the U.S. valuation allowance related to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets.

The Company has been granted tax incentives for its Brazilian, Malaysian, Polish, Singaporean and Vietnamese subsidiaries. The material tax incentives expire through 2020 and are subject to certain conditions with which the Company expects to comply. These subsidiaries generated income during the fiscal years ended August 31, 2013, 2012 and 2011, resulting in a tax benefit of approximately $52.4 million ($0.26 per basic share), $42.1 million ($0.20 per basic share) and $59.0 million ($0.28 per basic share), respectively. The benefits of these incentives are recorded as the impact of foreign tax rates and income tax credits.

b. Deferred Tax Assets and Liabilities

The current and noncurrent net deferred tax assets are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2013	2012
Current deferred tax assets	$46,260	$27,833
Current deferred tax liabilities	(6,253)	(3,955)
Noncurrent deferred tax assets	94,069	73,411
Noncurrent deferred tax liabilities	(73,173)	(24,245)

Total net deferred tax assets	$60,903	$73,044

The significant components of the deferred tax assets and liabilities are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$293,008	$280,196
Receivables	3,638	3,275
Inventories	11,730	10,909
Compensated absences	9,699	7,957
Accrued expenses	54,217	49,318
Property, plant and equipment, principally due to differences in depreciation and amortization	4,606	12,644
U.S. federal and state tax credits	32,402	18,708
Foreign jurisdiction tax credits	18,617	13,587

	Fiscal Year Ended August 31,
	2013	2012
Equity compensation – U.S.	60,765	65,800
Equity compensation – Non-U.S.	8,886	8,807
Cash flow hedges	7,455	8,616
Intangible assets	—	69,885
Capital loss carryforward	8,643	8,845
Other	21,759	12,362

Total deferred tax assets before valuation allowances	535,425	570,909
Less valuation allowances	(318,611)	(487,745)

Net deferred tax assets	$216,814	$83,164

Deferred tax liabilities:
Unremitted earnings of non-U.S. subsidiaries	80,000	—
Intangible assets	63,277	—
Other	12,634	10,120

Total deferred tax liabilities	$155,911	$10,120

Net deferred tax assets	$60,903	$73,044

As of August 31, 2013, the Company had federal, state and foreign income tax net operating loss carry forwards of approximately $424.1 million, $36.8 million, and $532.3 million, respectively, which are available to reduce future taxes, if any. The net operating loss carry forwards in the Company’s major tax jurisdictions expire in fiscal years 2014 through 2033 or have an indefinite carry forward period. The Company has U.S. federal and state tax credit carry forwards of $27.6 million and $7.4 million, respectively, which are available to reduce future taxes, if any. Of the U.S. federal tax credits, $19.5 million expire through 2023, and the years of expiration for the remaining $8.1 million cannot yet be determined. Most of the U.S. state tax credits expire through the year 2026. As of August 31, 2013, the foreign jurisdiction tax credits include foreign investment tax credits of $11.5 million that expire in 2017 and are based on the deferral method.

Based on the Company’s historical operating income, projection of future taxable income, scheduled reversal of taxable temporary differences, and tax planning strategies, management believes that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of valuation allowances recorded. The net (decreases) increases in the total valuation allowance for the fiscal years ended August 31, 2013 and 2012 were $(169.1) million and $18.7 million, respectively. The fiscal year ended August 31, 2013 decrease is primarily related to a partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, expired or Internal Revenue Code Section 382 limited federal net operating loss carry forwards, expired foreign net operating loss carry forwards, and an increase in non-U.S. unrecognized tax benefits. These decreases were partially offset by net operating losses in sites with existing valuation allowances and increases related to non-U.S. entities in the Nypro acquisition.

As of August 31, 2013, the Company intends to repatriate the Nypro pre-acquisition undistributed foreign earnings of approximately $240.0 million to the U.S. Therefore, the Company recorded a deferred tax liability of approximately $80.0 million based on the anticipated U.S. income taxes of the repatriation. The Company intends to indefinitely reinvest the remaining earnings from its foreign subsidiaries. The aggregate undistributed earnings of the Company’s foreign subsidiaries for which no deferred tax liability has been recorded is approximately $2.0 billion as of August 31, 2013. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

c. Unrecognized Tax Benefits

Reconciliations of the unrecognized tax benefits are summarized below (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Beginning balance	$116,661	$84,942	$78,140
Additions for tax positions of prior years	83,115	48,986	2,979
Reductions for tax positions of prior years	(7,713)	(10,446)	(12,631)
Additions for tax positions related to current year	30,886	12,316	18,431

	Fiscal Year Ended August 31,
	2013	2012	2011
Additions for tax positions related to acquired entities	21,000	3,275	3,648
Cash settlements	(1,177)	(7,880)	(1,667)
Reductions from lapses in statutes of limitations	(784)	(2,521)	(2,840)
Reductions from settlements with taxing authorities	(20,166)	(9,680)	(5,349)
Foreign exchange rate adjustment	406	(2,331)	4,231

Ending balance	$222,228	$116,661	$84,942

Unrecognized tax benefits that would affect the effective tax rate (if recognized)	$75,714	$68,924	$68,859

It is reasonably possible that the August 31, 2013 unrecognized tax benefits could decrease during the next 12 months by $8.1 million from cash payments and by $7.3 million related to the settlement of audits or expiration of applicable statutes of limitations. These amounts primarily relate to possible adjustments for transfer pricing, tax holidays, and certain inclusions in taxable income.

The Company’s continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company’s accrued interest and penalties were approximately $18.1 million and $9.2 million at August 31, 2013 and August 31, 2012, respectively. The Company recognized (derecognized) interest and penalties of approximately $8.9 million, $(14.5) million and $5.2 million during the fiscal years ended August 31, 2013, 2012 and 2011, respectively. The Company is no longer subject to U.S. federal income tax examinations for fiscal years before August 31, 2009. In addition, the Company is also subject to audits by state, local, and non-U.S. taxing authorities. In major state and major non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for fiscal years before August 31, 2003.

The Internal Revenue Service (“IRS”) completed its field examination of the Company’s tax returns for the fiscal years 2003 through 2005 and fiscal years 2006 through 2008 and issued Revenue Agent’s Reports (“RAR”) on April 30, 2010 and April 25, 2012, respectively. The proposed adjustments primarily related to the IRS contentions that (1) certain corporate expenses relate to services provided to foreign affiliates and therefore must be charged to those affiliates and (2) valuable intangible property was transferred to certain foreign affiliates without charge. On August 30, 2013, the tax return audit for fiscal years 2003 through 2008 was effectively settled when the Company agreed to the IRS Office of Appeals’ adjustments on Form 870-AD (Offer to Waive Restrictions on Assessment and Collection of Tax Deficiency and to Accept Overassessment), which were substantially lower than the initial RAR proposed adjustments. The settlement did not have a material effect on the Company’s financial position or liquidity and no additional tax liabilities were recorded.

5. Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	August 31,
	2013	2012
Land and improvements	$113,534	$104,235
Buildings	710,643	613,843
Leasehold improvements	369,792	235,902
Machinery and equipment	2,222,257	1,787,071
Furniture, fixtures and office equipment	131,703	109,767
Computer hardware and software	491,211	442,220
Transportation equipment	21,650	20,648
Construction in progress	145,544	43,735

	4,206,334	3,357,421
Less accumulated depreciation and amortization	1,810,736	1,578,266

	$2,395,598	$1,779,155

Depreciation expense of approximately $402.0 million, $336.7 million, and $297.1 million was recorded for fiscal years 2013, 2012 and 2011, respectively.

Maintenance and repair expense was approximately $162.4 million, $123.1 million, and $113.9 million for fiscal years 2013, 2012 and 2011, respectively.

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

The Company completed its annual impairment test for goodwill during the fourth quarter of fiscal year 2013 and determined the fair values of the reporting units were substantially in excess of the carrying values and that no impairment existed as of the date of the impairment test. For each annual impairment test the Company consistently determines the fair value of its reporting units based on an average weighting of both projected discounted future results and the use of comparative market multiples.

The following tables present the changes in goodwill allocated to the Company’s reportable segments, Diversified Manufacturing Services (“DMS”), Enterprise & Infrastructure (“E&I”) and High Velocity Systems (“HVS”), during the fiscal years ended August 31, 2013 and 2012 (in thousands):

	August 31, 2012				August 31, 2013
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$643,748	$(558,768)	$341,593	$(715)	$984,626	$(558,768)	$425,858
E&I	341,822	(331,784)	—	309	342,131	(331,784)	10,347
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,117,839	$(1,022,821)	$341,593	$(406)	$1,459,026	$(1,022,821)	$436,205

	August 31, 2011				August 31, 2012
Reportable Segment	Gross Balance	Accumulated Impairment Balance	Acquisitions	Foreign Currency Impact	Gross Balance	Accumulated Impairment Balance	Net Balance
DMS	$584,018	$(558,768)	$60,942	$(1,212)	$643,748	$(558,768)	$84,980
E&I	342,733	(331,784)	—	(911)	341,822	(331,784)	10,038
HVS	132,269	(132,269)	—	—	132,269	(132,269)	—

Total	$1,059,020	$(1,022,821)	$60,942	$(2,123)	$1,117,839	$(1,022,821)	$95,018

Finite-lived intangible assets are amortized on a straight-line basis and consist primarily of contractual agreements and customer relationships, which are being amortized over periods of up to 15 years, intellectual property which is being amortized over periods of up to nine years and trade names which are being amortized over two years. Indefinite-lived intangible assets consist of trade names. The Company completed its annual impairment test for its indefinite-lived intangible assets during the fourth quarter of fiscal year 2013 and determined that no impairment existed as of the date of the impairment test. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. No significant residual values are estimated for the amortizable intangible assets. The value of the Company’s intangible assets purchased through business acquisitions is principally determined based on valuations of the net assets acquired. The following tables present the Company’s total purchased intangible assets at August 31, 2013 and August 31, 2012 (in thousands):

August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$199,665	$(76,341)	$123,324
Intellectual property	137,388	(78,997)	58,391
Finite-lived trade name	2,647	(2,322)	325
Indefinite-lived trade name	122,190	—	122,190

Total	$461,890	$(157,660)	$304,230

August 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contractual agreements and customer relationships	$122,679	$(63,772)	$58,907
Intellectual property	84,688	(76,799)	7,889
Finite-lived trade name	2,668	(1,001)	1,667
Indefinite-lived trade name	50,590	—	50,590

Total	$260,625	$(141,572)	$119,053

The weighted-average amortization period for aggregate net intangible assets at August 31, 2013 is 10.9 years, which includes a weighted-average amortization period of 12.1 years for net contractual agreements and customer relationships, a weighted-average amortization period of 7.3 years for net intellectual property and a weighted-average amortization period of 2.0 years for a net finite-lived trade name.

In connection with the acquisition Nypro in the fourth quarter of fiscal year 2013, the Company acquired $335.9 million of goodwill and $196.8 million of intangible assets, including $72.5 million assigned to customer relationships with an assigned useful life of up to 14 years, $52.7 million assigned to intellectual property with an assigned useful life of up to 8 years and $71.6 million assigned to an indefinite-lived trade name. See Note 16 – “Business Acquisitions” for further details.

Intangible asset amortization for fiscal years 2013, 2012 and 2011 was approximately $16.2 million, $16.8 million, and $22.1 million, respectively. The estimated future amortization expense is as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2014	$24,883
2015	21,740
2016	18,491
2017	16,986
2018	16,986
Thereafter	82,954

Total	$182,040

7. Notes Payable, Long-Term Debt and Capital Lease Obligations

Notes payable, long-term debt and capital lease obligations outstanding at August 31, 2013 and 2012 are summarized below (in thousands).

	August 31, 2013	August 31, 2012
7.750% Senior Notes due 2016 (a)	$306,940	$305,221
8.250% Senior Notes due 2018 (b)	398,284	397,903
5.625% Senior Notes due 2020 (c)	400,000	400,000
4.700% Senior Notes due 2022 (d)	500,000	500,000
Borrowings under credit facilities (e)	200,000	8,000
Borrowings under loans (f)	58,447	55,870
Capital lease obligations (g)	35,468	166
Fair value adjustment related to terminated interest rate swaps on the 7.750% Senior Notes (h)	6,823	9,197

Total notes payable, long-term debt and capital lease obligations	1,905,962	1,676,357
Less current installments of notes payable, long-term debt and capital lease obligations	215,536	18,031

Notes payable, long-term debt and capital lease obligations, less current installments	$1,690,426	$1,658,326

The $312.0 million of 7.750% senior unsecured notes, $400.0 million of 8.250% senior unsecured notes, $400.0 million of 5.625% senior unsecured notes and $500.0 million of 4.700% senior unsecured notes outstanding are carried at the principal amount of each note, less any unamortized discount. The estimated fair value of these senior notes was approximately $357.2 million, $476.0 million, $414.1 million and $491.8 million, respectively, at August 31, 2013. The fair value estimates are based upon observable market data (Level 2 criteria).

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
(e)	As of August 31, 2013, six of the Company’s foreign subsidiaries have credit facilities that finance their future growth and any corresponding working capital needs. Four of the credit facilities are denominated in U.S. dollars, one is denominated in Brazilian reais, and one is denominated in Taiwan dollar. The credit facilities incur interest at fixed and variable rates ranging from 1.8% to 10.0%.

During the third quarter of fiscal year 2012, the Company entered into the Amended and Restated Credit Facility which provides for a revolving credit facility in the initial amount of $1.3 billion. The Amended and Restated Credit Facility may, subject to lenders’ discretion, potentially be increased up to $1.6 billion and expires on March 19, 2017. Interest and fees on the Amended and Restated Credit Facility advances are based on the Company’s non-credit enhanced long-term senior unsecured debt rating as determined by Standard & Poor’s Rating Service and Moody’s Investor Service. Interest is charged at a rate equal to either 0.175% to 0.850% above the base rate or 1.175% to 1.850% above the Eurocurrency rate, where the base rate represents the greatest of Citibank, N.A.’s prime rate, 0.50% above the federal funds rate, or 1.0% above one-month LIBOR, and the Eurocurrency rate represents adjusted LIBOR for the applicable interest period, each as more fully described in the Amended and Restated Credit Facility agreement. Fees include a facility fee based on the revolving credit commitments of the lenders and a letter of credit fee based on the amount of outstanding letters of credit. The Company, along with its subsidiaries, are subject to the following financial covenants: (1) a maximum ratio of (a) Debt (as defined in the Amended and Restated Credit Facility agreement) to (b) Consolidated EBITDA (as defined in the Amended and Restated Credit Facility agreement) and (2) a minimum ratio of (a) Consolidated EBITDA to (b) interest payable on, and amortization of debt discount in respect of, all Debt and loss on sale of accounts receivables. In addition, the Company is subject to other covenants, such as: limitation upon liens; limitation upon mergers, etc.; limitation upon accounting changes; limitation upon subsidiary debt; limitation upon sales, etc. of assets; limitation upon changes in nature of business; payment restrictions affecting subsidiaries; compliance with laws, etc.; payment of taxes, etc.; maintenance of insurance; preservation of corporate existence, etc.; visitation rights; keeping of books; maintenance of properties, etc.; transactions with affiliates; and reporting requirements.

During fiscal year 2013, the Company borrowed $5.4 billion against the Amended and Restated Credit Facility under multiple draws and repaid $5.2 billion under multiple payments. In addition, during the fourth quarter of fiscal year 2013, the Company borrowed $2.5 billion against the Amended and Restated Credit Facility under multiple draws and repaid $2.3 billion under multiple payments.

(f)	During the third quarter of fiscal year 2012, the Company entered into a master lease agreement with a variable interest entity (the “VIE”) whereby it sells to and subsequently leases back from the VIE up to $60.0 million in certain machinery and equipment for a period of up to five years. In connection with this transaction, the Company holds a variable interest in the VIE, which was designed to hold debt obligations payable to third-party creditors. The proceeds from such debt obligations are utilized to finance the purchase of the machinery and equipment that is then leased by the Company. The Company is the primary beneficiary of the VIE as it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Therefore, the Company consolidates the financial statements of the VIE and eliminates all intercompany transactions. At August 31, 2013, the VIE had approximately $46.6 million of total assets, of which approximately $45.4 million was comprised of a note receivable due from the Company, and approximately $46.0 million of total liabilities, of which approximately $45.9 million were debt obligations to the third-party creditors (as the VIE has utilized approximately $45.9 million of the $60.0 million debt obligation capacity). The third-party creditors have recourse to the Company’s general credit only in the event that the Company defaults on its obligations under the terms of the master lease agreement. In addition, the assets held by the VIE can be used only to settle the obligations of the VIE.

In addition to the loans described above, at August 31, 2013, the Company has borrowings outstanding to fund working capital needs. These additional loans total approximately $12.1 million, of which $11.9 million are denominated in Euros and $0.2 million are denominated in U.S. dollars.

(g)	During the fourth quarter of fiscal year 2013, the Company acquired various capital lease obligations in connection with the acquisition of Nypro.
(h)	This amount represents the fair value hedge accounting adjustment related to the 7.750% Senior Notes. For further discussion of the Company’s fair value hedges, see Note 12 - “Derivative Financial Instruments and Hedging Activities” to the Consolidated Financial Statements

Debt maturities as of August 31, 2013 for the next five years and thereafter are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2014	$215,536
2015	11,915
2016	318,850
2017	21,141
2018	400,877
Thereafter	930,820

Total(1)	$1,899,139

(1)	The above table excludes a $6.8 million fair value adjustment related to the interest rate swap on the 7.750% Senior Notes.

8. Postretirement and Other Employee Benefits

Postretirement Benefits

During the first quarter of fiscal year 2002, the Company established a defined benefit pension plan for all permanent employees of Jabil Circuit UK Limited. This plan was established in accordance with the terms of the business sale agreement with Marconi Communications plc (“Marconi”). The benefit obligations and plan assets from the terminated Marconi plan were transferred to the newly established defined benefit plan (the “UK plan”). The UK plan, which is closed to new participants, provides benefits based on average employee earnings over a three-year service period preceding retirement and length of employee service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in UK employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in trust and consist of equity and debt securities as detailed below.

During the second quarter of fiscal year 2012, and in connection with the acquisition of Telmar, the Company acquired assets and assumed liabilities relating to a defined benefit pension plan for all unionized employees of Precision Communications Services Corporation, a Toronto, Canada based wholly-owned subsidiary of the Company (the “Toronto plan”). The Toronto plan, which is closed to new participants, provides benefits based on a preset tiered schedule which determines benefit rates based on employee grade and length of service. The Company’s policy is to contribute amounts sufficient to meet minimum funding requirements as set forth in Canadian employee benefit and tax laws plus such additional amounts as are deemed appropriate by the Company. Plan assets are held in insurance funds and consist primarily of equity and debt securities as detailed below.

In addition, as a result of acquiring various other operations in Austria, France, Germany, Japan, The Netherlands, Poland, and Taiwan, the Company assumed both funded and unfunded retirement benefits to be paid based upon years of service and compensation at retirement (the “other plans”). All permanent employees meeting the minimum service requirement are eligible to participate in the other plans.

The UK plan, Toronto plan and other plans are collectively referred to herein as the “plans.”

There is no domestic pension or post-retirement benefit plan maintained by the Company.

The Company is required to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

a. Benefit Obligations

The following table provides a reconciliation of the change in the benefit obligations for the plans for fiscal years 2013 and 2012 (in thousands):

	Pension Benefits
	2013	2012
Beginning projected benefit obligation	$190,320	$137,874
Service cost	1,759	1,224
Interest cost	7,202	7,494
Actuarial loss	8,167	26,748

	Pension Benefits
	2013	2012
Curtailment gain	(87)	—
Total benefits paid	(5,196)	(6,264)
Plan participants’ contributions	12	213
Amendments	(1,730)	—
Acquisitions	—	28,122
Effect of conversion to U.S. dollars	(7,939)	(5,091)

Ending projected benefit obligation	$192,508	$190,320

Weighted-average actuarial assumptions used to determine the benefit obligations for the plans for fiscal years 2013 and 2012 were as follows:

	Pension Benefits
	2013	2012
Expected long-term return on plan assets	5.1%	4.2%
Rate of compensation increase	3.9%	3.3%
Discount rate	4.1%	3.2%

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

Investment policies and strategies governing the assets of the plans are designed to achieve investment objectives with prudent risk parameters. Risk management practices include the use of external investment managers; the maintenance of a portfolio diversified by asset class, investment approach and security holdings; and the maintenance of sufficient liquidity to meet benefit obligations as they come due. Within the equity securities class, the investment policy provides for investments in a broad range of publicly traded securities including both domestic and international stocks. The plans do not hold any of the Company’s stock. Within the debt securities class, the investment policy provides for investments in corporate bonds as well as fixed and variable interest debt instruments. The Company currently expects to achieve the target mix of 35% equity and 65% debt securities in fiscal year 2014.

The fair values of the plan assets held by the Company by asset category for fiscal years 2013 and 2012 are as follows (in thousands):

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2013	Asset Allocation	Level 1	Level 2	Level 3
Asset Category

Cash and cash equivalents	$4,686	3%	$4,686	$—	—

Equity Securities:
Global equity securities(a)	26,110	18%	—	26,110	—
U.K. equity securities(b)	20,923	15%	—	20,923	—
Canadian equity securities(c)	8,935	6%	—	8,935	—

Debt Securities:
U.K. corporate bonds(d)	43,949	31%	—	43,949	—
U.K. government bonds(e)	14,257	10%	—	14,257	—
Canadian government bonds(f)	7,934	6%	—	7,934	—

Other Investments:
Insurance contracts(g)	12,114	9%	—	—	12,114
Commercial real estate(h)	1,956	1%	—	—	1,956
Commercial mortgages(i)	1,190	1%	—	—	1,190

Fair value of plan assets	$142,054	100%	$4,686	$122,108	$15,260

			Fair Value Measurements Using Inputs Considered as:
	Fair Value at August 31, 2012	Asset Allocation	Level 1	Level 2	Level 3
Asset Category

Cash and cash equivalents	$4,370	3%	$4,370	$—	—

Equity Securities:
Global equity securities(a)	22,649	17%	—	22,649	—
U.K. equity securities(b)	18,544	14%	—	18,544	—
Canadian equity securities(c)	8,247	6%	—	8,247	—

Debt Securities:
U.K. corporate bonds(d)	42,983	32%	—	42,983	—
U.K. government bonds(e)	13,562	10%	—	13,562	—
Canadian government bonds(f)	8,757	7%	—	8,757	—

Insurance Contracts:
Insurance contracts(g)	11,046	8%	—	—	11,046
Commercial real estate(h)	1,987	2%	—	—	1,987
Commercial mortgages(i)	1,285	1%	—	—	1,285

Fair value of plan assets	$133,430	100%	$4,370	$114,742	$14,318

(a)	Global equity securities are categorized as Level 2 and include investments that aim to capture global equity market returns by tracking the Financial Times (London) Stock Exchange (“FTSE”) AW-World (ex-UK) Index and other similar indexes in Canada.
(b)	U.K. equity securities are categorized as Level 2 and include investments in a diversified portfolio that aims to capture the returns of the U.K. equity market. The portfolio tracks the FTSE All-Share Index and invests only in U.K. securities.
(c)	Canadian equity securities are categorized as Level 2 and include investments in diversified portfolios that aim to capture the returns of Canadian small capitalization and dividend paying equities. The portfolios track the BMO Small Cap Index and the S&P/TSX Capped Equity Index and invest only in Canadian securities.

(d)	U.K. corporate bonds are categorized as Level 2 and include U.K. corporate issued fixed income investments which are managed and tracked to the respective benchmark (AAA-AA-A Bonds-Over 15Y Index).
(e)	U.K. government bonds are categorized as Level 2 and include U.K. government-issued fixed income investments which are managed and tracked to the respective benchmark (FTSE U.K. Over 15 Years Gilts Index and FTSE U.K. Over 5 Years Index-Linked).
(f)	Canadian government bonds are categorized as Level 2 and include Canadian government-issued fixed income investments which are managed and tracked to the respective benchmark (DEX Universe Bond Index).
(g)	The assets related to The Netherlands plan consist of an insurance contract that guarantees the payment of the funded pension entitlements, as well as provides a profit share to the Company. The profit share in this contract is not based on actual investments, but, instead on a notional investment portfolio that is expected to return a pre-defined rate. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs (Level 3 inputs), primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The unobservable inputs consist of estimated future benefits to be paid throughout the duration of the policy and estimated discount rates, which both have an immaterial impact on the fair value estimate of the contract.
(h)	Commercial real estate investments are categorized as Level 3 and primarily consist of commercial properties located throughout the various provinces of Canada. The portfolio tracks the IPD Canadian Property Index and invests only in Canadian properties. These investments are recorded at their estimated fair value and are valued using unobservable inputs (Level 3 inputs), primarily by obtaining quarterly independent market appraisals. The unobservable inputs consist of estimated unrealized gains and losses due to changes in real estate market conditions, which have an immaterial impact on the fair value calculations of the real estate investments held.
(i)	Commercial mortgage investments are categorized as Level 3 and primarily consist of mortgages on commercial properties located throughout the various provinces of Canada. The portfolio tracks the DEX Conventional Residential Mortgage Index and invests only in Canadian mortgages. These investments are recorded at their estimated fair value and are valued using unobservable inputs (Level 3 inputs), primarily by calculating expected future cash flows at interest rates applicable to new mortgages of similar types and terms. The unobservable inputs consist of estimated unrealized gains and losses due to defaults and other real estate market events and estimated interest rates, which both have an immaterial impact on the fair value calculations of the mortgage investments held.

The following table provides a reconciliation of the changes in the pension plan assets for the year between measurement dates for fiscal years 2013 and 2012 (in thousands):

	Pension Benefits
	2013	2012
Beginning fair value of plan assets	$133,430	$99,237
Actual return on plan assets	11,440	13,980
Acquisitions	—	22,772
Employer contributions	4,478	4,546
Benefits paid from plan assets	(4,843)	(4,718)
Plan participants’ contributions	12	213
Effect of conversion to U.S. dollars	(2,463)	(2,600)

Ending fair value of plan assets	$142,054	$133,430

c. Funded Status

The following table provides a reconciliation of the funded status of the plans to the Consolidated Balance Sheets for fiscal years 2013 and 2012 (in thousands):

	Pension Benefits
	2013	2012
Funded Status
Ending fair value of plan assets	$142,054	$133,430
Ending projected benefit obligation	(192,508)	(190,320)

Under or unfunded status	$(50,454)	$(56,890)

Consolidated Balance Sheet Information
Accrued benefit liability, current	$(117)	$(126)
Accrued benefit liability, noncurrent	(50,337)	(56,764)

Net liability recorded at August 31	$(50,454)	$(56,890)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$47,125	$41,977
Prior service cost	(1,698)	(127)

Accumulated other comprehensive loss, before taxes	$45,427	$41,850

The following table provides the estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in fiscal year 2013 (in thousands):

Pension Benefits
Recognized net actuarial loss	$2,542
Amortization of prior service cost	(239)

Total	$2,303

The accumulated benefit obligation for the plans was $179.9 million and $177.1 million at August 31, 2013 and 2012, respectively.

The following table provides information for the plans with an accumulated benefit obligation in excess of plan assets for fiscal years 2013 and 2012 (in thousands):

	August 31,
	2013	2012
Projected benefit obligation	$192,508	$190,320
Accumulated benefit obligation	179,920	177,056
Fair value of plan assets	142,054	133,430

d. Net Periodic Benefit Cost

The following table provides information about net periodic benefit cost for the plans for fiscal years 2013, 2012 and 2011 (in thousands):

	Pension Benefits
	2013	2012	2011
Service cost	$1,759	$1,224	$1,494
Interest cost	7,202	7,494	5,715
Expected long-term return on plan assets	(6,952)	(6,104)	(4,474)
Recognized actuarial loss	2,474	1,207	2,073
Net curtailment gain	(3,401)	—	(1,903)
Amortization of prior service cost	(184)	(26)	(27)

Net periodic benefit cost	$898	$3,795	$2,878

Weighted-average actuarial assumptions used to determine net periodic benefit cost for the plans for fiscal years 2013, 2012 and 2011 were as follows:

	Pension Benefits
	2013	2012	2011
Expected long-term return on plan assets	5.1%	4.2%	4.2%
Rate of compensation increase	3.9%	3.3%	4.2%
Discount rate	4.1%	3.2%	4.9%

The expected return on plan assets assumption used in calculating net periodic pension cost is based on historical actual return experience and estimates of future long-term performance with consideration to the expected investment mix of the plan assets.

e. Cash Flows

The Company expects to make cash contributions of between $4.3 million and $4.7 million to its funded pension plans during fiscal year 2014. The Company does not anticipate the return of any plan assets during fiscal year 2014.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Fiscal Year Ending August 31,	Pension Benefits
2014	$5,357
2015	$5,662
2016	$6,134
2017	$6,332
2018	$6,792
Years 2019 through 2023	$44,671

Profit Sharing, 401(k) Plan and Defined Contribution Plans

The Company provides retirement benefits to its domestic employees who have completed a 90-day period of service through a 401(k) plan that provides a matching contribution by the Company. Company contributions are at the discretion of the Company’s Board of Directors. The Company also has defined contribution benefit plans for certain of its international employees primarily dictated by the custom of the regions in which it operates. In relation to these plans, the Company contributed approximately $31.8 million, $29.2 million, and $23.1 million for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

9. Commitments and Contingencies

a. Lease Agreements

The Company leases certain facilities under non-cancelable operating leases. Lease agreements may contain lease escalation clauses and purchase or renewal options. The Company recognizes scheduled lease escalation clauses over the course of the applicable lease term on a straight-line basis in the Consolidated Statements of Operations. The future minimum lease payments under non-cancelable operating leases at August 31, 2013 are as follows (in thousands):

Fiscal Year Ending August 31,	Amount
2014	$89,451
2015	65,433
2016	52,089
2017	43,074
2018	35,499
Thereafter	122,606

Total minimum lease payments	$408,152

Total operating lease expense was approximately $80.9 million, $65.3 million and $61.7 million for fiscal years 2013, 2012 and 2011, respectively.

b. Warranty Provision

The Company maintains a provision for limited warranty repair of shipped products, which is established under the terms of specific manufacturing contract agreements. The warranty liability is included in other accrued expenses on the Consolidated Balance Sheets. The warranty period varies by product and customer industry sector. The provision represents management’s estimate of probable liabilities, calculated as a function of sales volume and historical repair experience, for each product under warranty. The estimate is re-evaluated periodically for accuracy. A rollforward of the warranty liability is as follows (in thousands):

Amount
Balance at August 31, 2010	$10,828
Accruals for warranties during the year	6,909
Warranty liabilities acquired	3,986
Settlements made during the year	(8,209)

Balance at August 31, 2011	$13,514
Accruals for warranties during the year	3,285
Warranty liabilities acquired	—
Settlements made during the year	(5,411)

Balance at August 31, 2012	$11,388
Accruals for warranties during the year	6,419
Warranty liabilities acquired	—
Settlements made during the year	(6,395)

Balance at August 31, 2013	$11,412

c. Legal Proceedings

The Company is party to certain lawsuits in the ordinary course of business. The Company does not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company was involved in a commercial dispute with a former industrial and CleanTech customer during fiscal year 2012 regarding product warranty claims as well as the collection of a $10.1 million outstanding account receivable of the Company, for which the Company had established a full valuation allowance.

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

a. Stock Options and Stock Appreciation Rights

There were no stock options and stock appreciation rights granted (collectively known as “Options”), excluding those granted under the ESPP, during fiscal years 2013, 2012 and 2011. The total intrinsic value of Options exercised during fiscal year 2013, 2012 and 2011 was $1.2 million, $8.0 million and $7.5 million, respectively. As of August 31, 2013, there were no unrecognized compensation costs related to non-vested Options. The total fair value of Options vested during fiscal years 2013, 2012 and 2011 was $0.1 million, $1.3 million and $7.5 million, respectively.

The following table summarizes Options activity from September 1, 2012 through August 31, 2013:

	Shares Available for Grant	Options Outstanding	Aggregate Intrinsic Value (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance at September 1, 2012	4,883,919	8,677,941	$4,719	$25.88	2.90

Shares authorized	9,500,000
Options canceled	520,731	(520,731)		$25.95
Options expired	—	—		—
Restricted stock awards granted(1)	(2,893,577)	—
Options exercised	—	(300,083)		$14.30

Balance at August 31, 2013	12,011,073	7,857,127	$1,927	$26.31	1.95

Exercisable at August 31, 2013		7,853,961	$1,915	$26.32	1.95

(1)	Represents the maximum number of shares that can be issued based on the achievement of certain performance criteria.

b. Restricted Stock Awards

Certain key employees have been granted time-based and performance-based restricted stock awards. The time-based restricted awards granted generally vest on a graded vesting schedule over three years. The performance-based restricted awards generally vest on a cliff vesting schedule over three to five years and provide a range of vesting possibilities of up to a maximum of 100% or 150%, depending on the specified performance condition and the level of achievement obtained. During the fiscal year ended August 31, 2013, the Company awarded approximately 2.0 million time-based restricted stock units and 1.7 million performance-based restricted stock units.

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

At August 31, 2013, there was $55.7 million of total unrecognized stock-based compensation expense related to restricted stock awards granted under the 2002 Plan and 2011 Plan. This expense is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes restricted stock activity from August 31, 2012 through August 31, 2013:

	Shares	Weighted - Average Grant-Date Fair Value
Non-vested balance at August 31, 2012	12,945,864	$16.33

Changes during the period
Shares granted(1)	3,686,694	$17.67
Shares vested	(4,504,249)	$15.16

Shares forfeited	(793,117)	$17.36

Non-vested balance at August 31, 2013	11,335,192	$17.15

(1)	For those shares granted that are based on the achievement of certain performance criteria, represents the maximum number of shares that can vest.

c. Employee Stock Purchase Plan

Employees are eligible to participate in the ESPP after 90 days of employment with the Company. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 10% of an employee’s compensation, as defined in the ESPP, at a price equal to 85% of the fair value of the common stock at the beginning or end of the offering period, whichever is lower. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code. There were 902,691, 754,598 and 824,913 shares purchased under the ESPP during fiscal years 2013, 2012 and 2011, respectively. At August 31, 2013, a total of 8,273,921 shares had been issued under the ESPP.

The fair value of shares issued under the ESPP was estimated on the commencement date of each offering period using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the model for each respective period:

	Fiscal Year Ended August 31,
	2013	2012	2011
Expected dividend yield	0.8%	0.7%	0.9%
Risk-free interest rate	0.1%	0.1%	0.2%
Expected volatility	34.7%	48.4%	47.3%
Expected life	0.5 years	0.5 years	0.5 years

d. Dividends

The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during fiscal years 2013 and 2012:

	Dividend Declaration Date	Dividend per Share	Total of Cash Dividends Declared	Date of Record for Dividend Payment	Dividend Cash Payment Date
		(in thousands, except for per share data)
Fiscal year 2013:	October 16, 2012	$0.08	$16,962	November 15, 2012	December 3, 2012
	January 23, 2013	$0.08	$16,990	February 15, 2013	March 1, 2013
	April 15, 2013	$0.08	$16,994	May 15, 2013	June 3, 2013
	July 18, 2013	$0.08	$17,005	August 15, 2013	September 3, 2013

Fiscal year 2012:	October 20, 2011	$0.08	$17,379	November 15, 2011	December 1, 2011
	January 25, 2012	$0.08	$17,323	February 16, 2012	March 1, 2012
	April 19, 2012	$0.08	$17,281	May 15, 2012	June 1, 2012
	July 19, 2012	$0.08	$17,230	August 15, 2012	September 4, 2012

11. Concentration of Risk and Segment Data

a. Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company maintains cash and cash equivalents with various domestic and foreign financial institutions. Deposits held with the financial institutions may exceed the amount of insurance provided on such deposits, but may generally be redeemed upon demand. The Company performs periodic evaluations of the relative credit standing of the financial institutions and attempts to limit exposure with any one institution. With respect to trade receivables, the Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses on trade receivables. As the Company is a provider of electronic manufacturing services and solutions and products are built based on customer specifications, it is impracticable to provide revenues from external customers for each product and service.

Sales of the Company’s products are concentrated among specific customers. For fiscal year 2013, the Company’s five largest customers accounted for approximately 53% of its net revenue and 58 customers accounted for approximately 90% of its net revenue. Sales to the following customers who accounted for 10% or more of the Company’s net revenues, expressed as a percentage of consolidated net revenue, and the percentage of accounts receivable for each customer, were as follows:

	Percentage of Net Revenue Fiscal Year Ended August 31,			Percentage of Accounts Receivable August 31,
	2013	2012	2011	2013	2012
Apple, Inc.	19%	13%	*	20%	17%
BlackBerry Limited(1)	12%	10%	15%	*	*
Cisco Systems, Inc.	*	10%	13%	*	*

*	Amount was less than 10% of total
(1)	During the fourth quarter of fiscal year 2013, Research in Motion Limited changed its name to BlackBerry Limited. The Company is currently in ongoing discussions with BlackBerry Limited regarding the termination or substantial winding down of the business relationship. No reserve has currently been established regarding the termination or winding down of the customer relationship as a loss is not considered probable. The reduction in business could include restructuring and related expenses, which are still being determined and could have a material adverse effect on results of operations.

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

Net revenue for the operating segments is attributed to the segment in which the service is performed. An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net revenue less cost of revenue, segment selling, general and administrative expenses, segment research and development expenses and an allocation of corporate manufacturing expenses and selling, general and administrative expenses, and does not include distressed customer charge, stock-based compensation expense and related charges, amortization of intangibles, restructuring and related charges, impairment of notes receivable and related charges, acquisition costs and purchase accounting adjustments, settlement of receivables and related charges, loss on disposal of subsidiaries, other expense, interest income, interest expense, income tax expense or adjustment for net income attributable to noncontrolling interests. Total segment assets are defined as accounts receivable, inventories, net customer-related machinery and equipment, intangible assets net of accumulated amortization and goodwill. All other non-segment assets are reviewed on a global basis by management. Transactions between operating segments are generally recorded at amounts that approximate arm’s length.

The following table sets forth operating segment information (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
Net revenue
DMS	$8,182,104	$7,476,730	$6,018,332
E&I	5,528,406	5,080,417	5,180,011
HVS	4,626,384	4,594,794	5,320,484

	$18,336,894	$17,151,941	$16,518,827

	Fiscal Year Ended August 31,
	2013	2012	2011
Segment income and reconciliation of income before income tax
DMS	$440,743	$455,596	$389,188
E&I	147,001	105,583	199,731
HVS	133,318	175,000	126,275

Total segment income	$721,062	$736,179	$715,194
Reconciling items:
Distressed customer charge	—	(16,014)	—
Stock-based compensation expense and related charges	(68,383)	(81,409)	(76,230)
Amortization of intangibles	(16,154)	(16,825)	(22,051)
Restructuring and related charges	(89,453)	—	(628)
Impairment of notes receivable and related charges	(25,597)	—	—
Acquisition costs and purchase accounting adjustments	(10,037)	—	—
Settlement of receivables and related charges	—	—	(13,607)
Loss on disposal of subsidiaries	—	—	(23,944)
Other expense	(6,213)	(8,943)	(2,986)
Interest income	1,901	2,041	3,132
Interest expense	(121,062)	(106,129)	(97,693)

Income before income tax	$386,064	$508,900	$481,187

	August 31,
	2013	2012
Total assets
DMS	$4,131,973	$3,002,982
E&I	1,110,458	1,157,464
HVS	1,031,911	970,819
Other non-allocated assets	2,879,439	2,671,876

	$9,153,781	$7,803,141

The Company operates in 31 countries worldwide. Sales to unaffiliated customers are based on the Company’s location that maintains the customer relationship and transacts the external sale. The following tables set forth external net revenue, net of intercompany eliminations, and long-lived asset information where individual countries represent a material portion of the total (in thousands):

	Fiscal Year Ended August 31,
	2013	2012	2011
External net revenue:
Mexico	$4,105,274	$3,658,873	$3,876,239
Singapore	3,297,523	2,030,492	938,381
China	3,273,599	3,425,641	3,343,669
U.S.	2,571,969	2,466,079	2,314,098
Hungary	1,315,548	1,430,180	1,794,869
Malaysia	1,243,808	1,148,899	1,167,594
Brazil	547,690	661,676	710,863
Other	1,981,483	2,330,101	2,373,114

	$18,336,894	$17,151,941	$16,518,827

	August 31,
	2013	2012
Long-lived assets:
China	$1,108,471	$718,970
U.S.	1,084,450	339,409
Mexico	216,248	191,388
Taiwan	122,904	110,610
Singapore	101,946	121,291
Malaysia	91,591	132,027
Hungary	78,092	78,841
Poland	78,045	83,978
Other	254,286	216,712

	$3,136,033	$1,993,226

Total foreign source net revenue was approximately $15.8 billion, $14.7 billion and $14.2 billion for fiscal years 2013, 2012 and 2011, respectively. Total long-lived assets related to the Company’s foreign operations were approximately $2.1 billion and $1.7 billion for fiscal years 2013 and 2012, respectively.

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

a. Foreign Currency Risk Management

Forward contracts are put in place to manage the foreign currency risk associated with anticipated foreign currency denominated revenues and expenses. A hedging relationship existed with an aggregate notional amount outstanding of $591.7 million and $199.7 million at August 31, 2013 and 2012, respectively. The related forward foreign exchange contracts have been designated as hedging instruments and are accounted for as cash flow hedges. The forward foreign exchange contract transactions will effectively lock in the value of anticipated foreign currency denominated revenues and expenses against foreign currency fluctuations. The anticipated foreign currency denominated revenues and expenses being hedged are expected to occur between September 1, 2013 and September 30, 2014.

In addition to derivatives that are designated and qualify for hedge accounting, the Company also enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable, fixed purchase obligations and intercompany transactions denominated in a currency other than the functional currency of the respective operating entity. The aggregate notional amount of these outstanding contracts at August 31, 2013 and 2012 was $1.3 billion and $837.3 million, respectively.

The following table presents the Company’s assets and liabilities related to forward foreign exchange contracts measured at fair value on a recurring basis as of August 31, 2013, aggregated by the level in the fair-value hierarchy in which those measurements are classified (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Forward foreign exchange contracts	$—	$11,504	$—	$11,504

Liabilities:
Forward foreign exchange contracts	—	(9,509)	—	(9,509)

Total	$—	$1,995	$—	$1,995

The Company’s forward foreign exchange contracts are measured on a recurring basis at fair value, based on foreign currency spot rates and forward rates quoted by banks or foreign currency dealers.

The following tables present the fair value of the Company’s derivative instruments located on the Consolidated Balance Sheets utilized for foreign currency risk management purposes at August 31, 2013 and 2012 (in thousands):

	Fair Values of Derivative Instruments At August 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,357	Other accrued expense	$4,550
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$7,147	Other accrued expense	$4,959

	Fair Values of Derivative Instruments At August 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$1,335	Other accrued expense	$1,190
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts	Prepaid expenses and other current assets	$4,445	Other accrued expense	$2,976

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and designated as hedging instruments had on AOCI and earnings during fiscal years 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$(2,392)	Revenue	$(1,919)	Revenue	$225
Forward foreign exchange contracts	$2,721	Cost of revenue	$3,717	Cost of revenue	$8,996
Forward foreign exchange contracts	$(511)	Selling, general and administrative	$(133)	Selling, general and administrative	$263

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Forward foreign exchange contracts	$2,858	Revenue	$2,642	Revenue	$—
Forward foreign exchange contracts	$1,644	Cost of revenue	$2,717	Cost of revenue	$(1,345)
Forward foreign exchange contracts	$(1,864)	Selling, general and administrative	$(2,790)	Selling, general and administrative	$194

As of August 31, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to foreign currency risk management hedging arrangements of approximately $1.1 million from the amounts recorded in AOCI as the hedged item affects earnings.

The following tables present the impact that changes in fair value of derivatives utilized for foreign currency risk management purposes and not designated as hedging instruments had on earnings during fiscal years 2013 and 2012 (in thousands):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Fiscal Year ended August 31, 2013
Forward foreign exchange contracts	Cost of revenue	$(4,620)

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative for the Fiscal Year ended August 31, 2012
Forward foreign exchange contracts	Cost of revenue	$5,912

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

During the fourth quarter of fiscal year 2011, the Company terminated the interest rate swaps entered into in connection with the 7.750% Senior Notes with a fair value of $12.2 million, including accrued interest of $0.6 million at August 31, 2011. The portion of the fair value that is not accrued interest is recorded as a hedge accounting adjustment to the carrying amount of the 7.750% Senior Notes and is being amortized as a reduction to interest expense over the remaining term of the 7.750% Senior Notes. The Company recorded $2.4 million in amortization as a reduction to interest expense for the fiscal year ended August 31, 2013. At August 31, 2013, the unamortized hedge accounting adjustment recorded is $6.8 million in the Consolidated Balance Sheets.

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

The following tables present the impact that changes in the fair value of the derivative utilized for interest rate risk management and designated as a hedging instrument had on AOCI and earnings during fiscal years 2013 and 2012 (in thousands):

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2013	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(3,950)	Interest expense	$—

Derivatives in Cash Flow Hedging Relationship for the Fiscal Year Ended August 31, 2012	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swap	$—	Interest expense	$(3,950)	Interest expense	$—

As of August 31, 2013, the Company estimates that it will reclassify into earnings during the next 12 months existing losses related to interest rate risk management hedging arrangements of approximately $4.0 million from the amounts recorded in AOCI as the hedged item affects earnings.

The changes related to cash flow hedges (both forward foreign exchange contracts and interest rate swaps) included in AOCI net of tax are as follows (in thousands):

Accumulated comprehensive loss August 31, 2011	$(11,172)
Changes in fair value of derivative instruments	2,637
Reclassification of net losses realized and included in net income related to derivative instruments	1,382

Accumulated comprehensive loss, August 31, 2012	$(7,153)
Changes in fair value of derivative instruments	(182)
Reclassification of net losses realized and included in net income related to derivative instruments	2,285

Accumulated comprehensive loss, August 31, 2013	$(5,050)

13. Restructuring and Related Charges

In conjunction with the restructuring plan that was approved by the Company’s Board of Directors in fiscal year 2013 (the “2013 Restructuring Plan”), the Company charged $89.5 million of restructuring and related charges to the Consolidated Statement of Operations during the fiscal year ended August 31, 2013. The 2013 Restructuring Plan is intended to better align the Company’s manufacturing capacity in certain geographies and to reduce the Company’s worldwide workforce in order to reduce operating expenses. These restructuring activities are intended to address current market conditions and customer requirements. The restructuring and related charges for the fiscal year ended August 31, 2013 include $80.4 million related to employee severance and benefit costs, $8.3 million related to asset write off costs, $0.5 million related to lease costs and $0.3 million of other related costs.

These restructuring and related charges associated with the 2013 Restructuring Plan incurred during the fiscal year ended August 31, 2013 of $89.5 million are primarily cash costs totaling $81.2 million, of which $22.7 million was paid in fiscal year 2013. The cash costs consist of employee severance and benefit costs of $80.4 million, lease costs of $0.5 million and other related costs of $0.3 million. Non-cash costs of $8.3 million primarily represent asset write off costs related to the Company’s restructuring activities.

The Company currently expects to recognize approximately $188.0 million in pre-tax restructuring and other related costs over the course of the Company’s fiscal years 2013, 2014 and 2015 under the 2013 Restructuring Plan. A majority of the total restructuring costs are expected to be related to employee severance and benefit arrangements. The charges related to the 2013 Restructuring Plan, excluding asset write off costs, are currently expected to result in cash expenditures in a range of $140.0 million to $160.0 million that will be payable over the course of the Company’s fiscal years 2013, 2014 and 2015. The exact amount and timing of these charges and cash outflows, as well as the estimated cost ranges by category type, have not been finalized. Much of the 2013 Restructuring Plan as discussed reflects the Company’s intention only and restructuring decisions, and the timing of such decisions, at certain plants are still subject to the finalization of timetables for the transition of functions and consultation with the Company’s employees and their representatives.

The table below sets forth the significant components and activity in the 2013 Restructuring Plan during the fiscal year ended August 31, 2013 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2013

	Liability Balance at September 1, 2012	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2013
Employee severance and benefit costs	$—	$80,331	$(525)	$(22,183)	$57,623
Lease costs	—	506	—	(255)	251
Asset write off costs	—	8,341	(8,341)	—	—
Other related costs	—	275	—	(239)	36

Total	$—	$89,453	$(8,866)	$(22,677)	$57,910

The table below sets forth the significant components and activity in the 2013 Restructuring Plan by reportable segment during the fiscal year ended August 31, 2013 (in thousands):

2013 Restructuring Plan – Fiscal Year Ended August 31, 2013

	Liability Balance at September 1, 2012	Restructuring Related Charges	Asset Write off Charge and Other Non- Cash Activity	Cash Payments	Liability Balance at August 31, 2013
DMS	$—	$21,502	$(2,665)	$(6,548)	$12,289
E&I	—	54,255	(5,982)	$(7,670)	40,603
HVS	—	10,647	(219)	(5,443)	4,985
Other	—	3,049	—	(3,016)	33

Total	$—	$89,453	$(8,866)	$(22,677)	$57,910

14. Impairment of Notes Receivable and Related Charges

During the fiscal year ended August 31, 2013, the Company recorded a loss of approximately $25.6 million related to a notes receivable and related charges. Such a charge was recorded following the determination that it was probable that the Company would be unable to collect the amounts due from a former customer.

15. Loss on Disposal of Subsidiaries

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

During the second quarter of fiscal year 2011, the Company recorded an additional loss on disposal of subsidiaries of $18.5 million within the Consolidated Statement of Operations to fully write off the remaining balance of the working capital loan as it was deemed no longer collectible by the Company. In addition, the Company recorded a charge of $5.4 million to loss on disposal of subsidiaries within the Consolidated Statement of Operations during the second quarter of fiscal year 2011, as it was determined that a purchase price related receivable that was due from the third party purchaser was no longer collectible. Refer to Note 16 – “Business Acquisitions” for further discussion on the subsequent acquisition of the French and Italian operations.

16. Business Acquisitions

On July 1, 2013, the Company completed its acquisition of Nypro by acquiring 100% of the issued and outstanding common shares of Nypro for net aggregate consideration of $679.5 million, which was funded from available cash. Nypro is a provider of manufactured precision plastic products for customers in the healthcare, packaging and consumer electronics industries. Nypro has advanced capabilities in product design, tooling, injection molding, surface decoration and complete product manufacturing.

The acquisition of Nypro has been accounted for as a business combination using the acquisition method of accounting. The following table (in thousands) summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is considered preliminary pending final valuation by the Company for property, plant and equipment, intangible assets, noncontrolling interests and tax adjustments.

Cash	$77,384
Other current assets	343,446
Property, plant and equipment	282,599
Intangible assets	196,800
Goodwill	335,871
Other assets	28,304
Current liabilities	(322,397)
Long-term deferred tax liability	(153,030)
Other liabilities	(72,906)
Noncontrolling interests	(36,548)

Net assets acquired	$679,523

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $335.9 million was recorded to goodwill and was assigned fully to the DMS reportable segment. The goodwill is not expected to be deductible for tax purposes.

The $196.8 million of acquired intangible assets include $72.5 million assigned to customer relationships with an assigned useful life of up to 14 years, $52.7 million assigned to intellectual property with an assigned useful life of up to nine years and $71.6 million assigned to an indefinite-lived trade name.

During the fiscal year ended August 31, 2013, the Company expensed transaction costs of $13.5 million related to the Nypro acquisition within the Consolidated Statement of Operations.

The results for the fiscal year ended August 31, 2013 included results from Nypro between July 1, 2013 and August 31, 2013. During this period, Nypro contributed $183.2 million in revenue and $(8.8) million of net income to the Company’s Consolidated Statements of Operations. The following unaudited pro forma financial information for the fiscal years ended August 31, 2013 and 2012 represent the combined results of the Company’s operations as if the Nypro acquisition had occurred on September 1, 2011 (in thousands, except earnings per share).

	Pro forma Fiscal Year Ended August 31,
	2013	2012
Net revenue	$19,238,000	$18,275,067
Net income	$290,838	$473,791
Earnings per share, basic	$1.43	$2.30
Earnings per share, diluted	$1.40	$2.24

Pro forma earnings for the fiscal years ended August 31, 2013 and 2012 were adjusted by $(75.2) million and $89.3 million, respectively, for recurring changes in amortization, interest expense and income taxes related to the acquisition and certain non-recurring acquisition costs and income taxes associated with a repatriation of foreign earnings to the U.S. The pro forma earnings do not include any adjustments for cost savings and other synergy benefits.

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

The acquisition of Telmar has been accounted for as a business combination using the acquisition method of accounting. Pro forma information has not been provided as the acquisition of Telmar is not deemed to be significant. Assets acquired of $184.2 million, including $60.9 million in goodwill and $49.9 million in finite-lived intangible assets, and liabilities assumed of $55.3 million were recorded at their estimated fair values as of the acquisition date.

The excess of the purchase price over the fair value of the acquired assets and assumed liabilities of $60.9 million was recorded to goodwill and was assigned fully to the DMS reportable segment.

During the second quarter of fiscal year 2011, the Company completed its acquisition of F-I Holding Company, which directly or indirectly wholly owns the Competence Sites. The Competence Sites were former operations of the Company and were previously disposed of during the fourth quarter of fiscal year 2010. Refer to Note 15 - “Loss on Disposal of Subsidiaries” for further discussion of the previous disposition. In order to reestablish viable operations, including the preservation of the Company’s relationship with certain global customers that the Company continued to serve outside of its former French and Italian operations and jobs of former employees, the Company acquired the entities owning the Competence Sites following multiple breaches by the third party purchaser. The acquisition added approximately 1,500 employees to the Company.

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

17. New Accounting Guidance

a. Recently Adopted Accounting Guidance

In the second quarter of fiscal year 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual period. This accounting guidance became effective for the Company for business combinations that occurred beginning in fiscal year 2013. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

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

During the fourth quarter of fiscal year 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting guidance became effective for the Company for the annual and interim goodwill impairment tests performed for fiscal year 2013. The adoption of this guidance did not have a significant impact on the Company’s Consolidated Financial Statements.

b. Recently Issued Accounting Guidance

During the second quarter of fiscal year 2012, the FASB issued new accounting guidance requiring an entity to enhance disclosures about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. During the second quarter of fiscal year 2013, the FASB issued new guidance clarifying the scope to include bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The enhanced disclosures required by this guidance are intended to enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position including the effect or potential effect of rights of setoff for certain financial instruments and derivative instruments. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2014 with disclosures to be provided retrospectively for all comparative periods presented. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

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

During the third quarter of fiscal year 2013, the FASB issued new accounting guidance intended to clarify the applicable guidance for the release of the cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity that is a business and when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. Additionally, the new guidance emphasizes that the release of the cumulative translation adjustment into net income for sales or transfers of a controlling financial interest within a foreign entity is the same irrespective of whether the sale or transfer is of a subsidiary or a group of assets that is a business. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2015. The Company does not expect the adoption of this guidance to have a significant impact on its Consolidated Financial Statements.

18. Subsequent Events

The Company has evaluated subsequent events that occurred through the date of the filing of the Company’s fiscal year 2013 Form 10-K. No significant events occurred subsequent to the balance sheet date and prior to the filing date of this report that would have a material impact on the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JABIL CIRCUIT, INC. Registrant

By:	/s/ MARK T. MONDELLO
Mark T. Mondello Chief Executive Officer

Date: October 28, 2013

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark T. Mondello and Forbes I.J. Alexander and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ TIMOTHY L. MAIN Timothy L. Main	Chairman of the Board of Directors	October 17, 2013

By:	/s/ THOMAS A. SANSONE Thomas A. Sansone	Vice Chairman of the Board of Directors	October 17, 2013

By:	/s/ MARK T. MONDELLO Mark T. Mondello	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2013

By:	/s/ FORBES I.J. ALEXANDER Forbes I.J. Alexander	Chief Financial Officer (Principal Financial and Accounting Officer)	October 28, 2013

By:	/s/ MEL S. LAVITT Mel S. Lavitt	Director	October 17, 2013

By:	/s/ LAWRENCE J. MURPHY Lawrence J. Murphy	Director	October 17, 2013

By:	/s/ FRANK A. NEWMAN Frank A. Newman	Director	October 17, 2013

By:	/s/ STEVEN A. RAYMUND Steven A. Raymund	Director	October 17, 2013

By:	/s/ DAVID M. STOUT David M. Stout	Director	October 17, 2013

By:	/s/ MARTHA F. BROOKS Martha F. Brooks	Director	October 17, 2013

SCHEDULE II

JABIL CIRCUIT, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions and adjustments charged to costs and expenses	Additions/(Reductions) charged to other accounts	Write-offs	Balance at end of period
Allowance for uncollectible accounts receivable:
Fiscal year ended August 31, 2013	$3,237	$1,770	$—	$(2,290)	$2,717

Fiscal year ended August 31, 2012	$4,788	$564	$—	$(2,115)	$3,237

Fiscal year ended August 31, 2011	$13,939	$5,179	$(6,428)	$(7,902)	$4,788

	Balance at beginning of period	Additions charged to costs and expenses	Additions/(Reductions) charged to other accounts	Reductions charged to costs and expenses	Balance at end of period
Valuation allowance for deferred taxes:
Fiscal year ended August 31, 2013	$487,745	$30,957	$(121,840)	$(78,251)	$318,611

Fiscal year ended August 31, 2012	$469,067	$69,685	$(39,065)	$(11,942)	$487,745

Fiscal year ended August 31, 2011	$375,301	$46,825	$76,489	$(29,548)	$469,067

The increases charged to costs and expenses primarily related to losses in sites with existing valuation allowances. The reductions charged to other accounts primarily related to expired and Internal Revenue Code Section 382 limited federal net operating loss carry forwards of $70.3 million, expired foreign net operating loss carry forwards, and an increase in non-U.S. unrecognized tax benefits of $50.0 million, which were partially offset by additions from the Nypro acquisition. The reductions charged to costs and expenses primarily related to a $104.0 million partial release of the U.S. valuation allowance due to the U.S. deferred tax liabilities from the Nypro acquisition, which represent future sources of taxable income to support the realization of the deferred tax assets and the release of a non-U.S. valuation allowance.

See accompanying report of independent registered certified public accounting firm.

EXHIBIT INDEX

Exhibit No.		Description

3.1(21)	—	Registrant’s Certificate of Incorporation, as amended.

3.2(10)	—	Registrant’s Bylaws, as amended.

4.1(2)	—	Form of Certificate for Shares of the Registrant’s Common Stock.

4.2(11)	—	Indenture, dated January 16, 2008, with respect to Senior Debt Securities of the Registrant, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A.), as trustee.

4.3(12)	—	Form of 8.250% Registered Senior Notes issued on July 18, 2008.

4.4(13)	—	Form of 7.750% Registered Senior Notes issued on August 11, 2009.

4.5(16)	—	Form of 5.625% Registered Senior Notes issued on November 2, 2010.

4.6(22)	—	Form of 4.700% Registered Senior Notes issued on August 3, 2012.

4.7(13)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 11, 2009.

4.8(16)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated November 2, 2010.

4.9(22)	—	Officers’ Certificate of the Registrant pursuant to the Indenture, dated August 3, 2012.

10.1(3)(4)	—	1992 Stock Option Plan and forms of agreement used thereunder, as amended.

10.2(1)(3)	—	Restated cash or deferred profit sharing plan under section 401(k).

10.3(1)(3)	—	Form of Indemnification Agreement between the Registrant and its Officers and Directors.

10.4(3)(5)	—	Jabil 2002 Employment Stock Purchase Plan.

10.5(3)(15)	—	Jabil 2002 Stock Incentive Plan.

10.5a(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan Stock Option Agreement (prior form).

10.5b(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-French Subplan Stock Option Agreement (prior form).

10.5c(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan CSOP Option Certificate (prior form).

10.5d(8)	—	Form of Jabil Circuit, Inc. 2002 Stock Incentive Plan-UK Subplan Stock Option Agreement (prior form).

10.5e(14)	—	Form of Jabil Circuit, Inc. Restricted Stock Award Agreement (prior form).

10.5f(15)	—	Form of Jabil Circuit, Inc. Time-Based Restricted Stock Award Agreement (prior form).

10.5g(15)	—	Form of Jabil Circuit, Inc. Performance-Based Restricted Stock Award Agreement (prior form).

10.5h(9)	—	Form of Stock Appreciation Right Agreement (prior form).

10.5i(3)(8)	—	Addendum to the Terms and Conditions of the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in France.

10.5j(3)(6)	—	Schedule to the Jabil Circuit, Inc. 2002 Stock Incentive Plan for Grantees Resident in the United Kingdom.

10.6(3)(19)	—	Jabil 2011 Employee Stock Purchase Plan.

10.7(3)	—	Jabil 2011 Stock Award and Incentive Plan, as amended.

10.7a(20)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS NON).

Exhibit No.		Description

10.7b(20)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS OEU).

10.7c(20)	—	Form of Performance-Based Restricted Stock Unit Award Agreement (PBRSU EPS ONEU).

10.7d(20)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU DIR).

10.7e(20)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU NON).

10.7f(20)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU OEU).

10.7g(20)	—	Form of Time-Based Restricted Stock Unit Award Agreement (TBRSU ONEU).

10.7h(24)	—	Form of Cash Bonus Award Agreement.

10.7i(25)	—	Form of Cash Bonus Award Agreement (Officer – EU).

10.7j(25)	—	Form of Cash Bonus Award Agreement (Officer – Non EU).

10.8(3)(18)	—	Executive Deferred Compensation Plan.

10.9(17)	—	Amended and Restated Senior Five Year Credit Agreement, dated as of March 19, 2012, among the Registrant; the initial lenders named therein; Citibank, N.A., as administrative agent; JPMorgan Chase Bank, N.A., as syndication agent; The Royal Bank of Scotland PLC and Bank of America, N.A., as documentation agents; and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and RBS Securities Inc., as joint lead arrangers and joint bookrunners.

10.10(23)	—	Underwriting Agreement, dated July 31, 2012, between Jabil Circuit, Inc., RBS Securities Inc. and the several underwriters listed therein.

21.1	—	List of Subsidiaries.

23.1	—	Consent of Independent Registered Certified Public Accounting Firm.

24.1	—	Power of Attorney (See Signature page).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer of the Registrant.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer of the Registrant.

32.1	—	Section 1350 Certification by the Chief Executive Officer of the Registrant.

32.2	—	Section 1350 Certification by the Chief Financial Officer of the Registrant.

101.INS	—	XBRL Instance Document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definitions Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Form S-1 (File No. 33-58974) filed by the Registrant on March 3, 1993.
(2)	Incorporated by reference to exhibit Amendment No. 1 to the Registration Statement on Form S-1 (File No. 33-58974) filed by the Registrant on March 17, 1993.
(3)	Indicates management compensatory plan, contract or arrangement.
(4)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-37701) filed by the Registrant on October 10, 1997.
(5)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98291) filed by the Registrant on August 16, 2002.
(6)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-98299) filed by the Registrant on August 16, 2002.
(7)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-106123) filed by the Registrant on June 13, 2003.
(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2004.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2005.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on October 29, 2008.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on January 17, 2008.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2008.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 12, 2009.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2009.
(15)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2010.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on November 2, 2010.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 29, 2012.
(18)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172443) filed by the Registrant on February 25, 2011.
(19)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-172458) filed by the Registrant on February 25, 2011.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended May 31, 2011.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-14063) for the fiscal year ended August 31, 2011.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 6, 2012.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-14063) filed by the Registrant on August 1, 2012.
(24)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended November 30, 2012.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q (File No. 001-14063) filed by the Registrant for the fiscal quarter ended February 28, 2013.